Form 10-Q
period 1995-09-30
FIRST NATIONAL CORP /SC/
filed 1995-11-13
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                            September 30, 1995

                                 Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1995       Commission File Number 0-13663

                        FIRST NATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

       SOUTH CAROLINA                              57-0799315
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                Identification No.)


  345 JOHN C. CALHOUN DRIVE, SE, ORANGEBURG, SC                29115
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (803) 534-2175

                              NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

                               YES X  NO


     Indicate the number of shares outstanding of each of issuer's class of securities.


                  CLASS                OUTSTANDING as of September 30, 1995
     (Common Stock, $5 par value)                   2,036,201

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Consolidated Balance Sheet -
          September 30, 1995 and December 31, 1994

          Consolidated Statement of Income -
          Three and Nine Months Ended
          September 30, 1995 and 1994

          Consolidated Statement of Cash Flows -
          Nine Months Ended
          September 30, 1995 and 1994

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 5 - Other Information

          Item 6 - Exhibits and Reports of Form 8-K

                      PART I - FINANCIAL INFORMATION

Item l.  Financial Statements



                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)



                                                  9-30-95       12-31-94
ASSETS                                        (In Thousands) (In Thousands)

Cash and due from banks                           21,352           23,046

Federal funds sold                                     0                0

Investment securities - Note 2

  Securities held-to-maturity                    117,447          119,847

    Total (fair value of $117,329 in 1995
      and $116,135 in 1994)                      117,447          119,847

  Securities available-for-sale, at fair
    value                                         38,809           13,509

      Total investment securities                156,256          133,356

Loans - Note 3                                   242,792          211,054

  Less:  Unearned income                           2,524            2,502

         Allowance for loan losses-Note 4          3,476            3,194

         Loans, net                              236,792          205,358

Premises and equipment                             8,335            7,284

Intangible assets                                  3,708              982

Other real estate - Note 5                           263              133

Other assets                                       4,602            3,884

     TOTAL ASSETS                                431,308          374,043

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY                9-30-95        12-31-94
                                              (In Thousands) (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest-bearing                             54,927           48,035

  Interest-bearing - Note 6                      305,812          272,672

     TOTAL DEPOSITS                              360,739          320,707

Federal funds purchased & securities
 sold under agreement to repurchase               29,277           15,297

Other liabilities                                  2,461            1,858

     TOTAL LIABILITIES                           392,477          337,862

Commitments & Contingent liabilities - Note 7

Stockholders' equity:

  Common stock - $5 par value; authorized
  5,000,000 shares; issued and outstanding
  2,037,657 shares in 1995 and 1,848,597
  shares in 1994 - Note 8                         10,188           10,175

  Additional paid-in capital                      11,899           11,871

  Retained earnings                               16,779           14,304

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                            (35)            (169)

     TOTAL STOCKHOLDERS' EQUITY                   38,831           36,181

     TOTAL LIABILITIES & STOCKHOLDER'S EQUITY    431,308          374,043

                        FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                        3 Months Ended     9 Months Ended
                                       09-30-95 09-30-94  09-30-95 09-30-94
                                        (In Thousands)     (In Thousands)
Interest income:
  Interest & fees on loans               5,741    4,539    16,077   12,907
  Interest & dividends on investment sec.:
    Taxable income                       1,665    1,478     4,401    4,181
    Non-taxable income                     449      343     1,209    1,067
    Dividends on stock                       6        5        18       18
  Interest on federal funds sold            11       39       435      388
      Total interest income              7,872    6,404    22,140   18,561

Interest expense:
  Interest on deposits                   2,997    2,179     8,131    6,257
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                             335      123       970      387
      Total interest expense             3,332    2,302     9,101    6,644

      Net interest income                4,540    4,102    13,039   11,917
    Provisions for loan losses - Note 4    100      120       340      360
      Net interest income after provision
        for loan losses                  4,440    3,982    12,699   11,557

Noninterest income:
  Service charges on deposit accounts      784      685     2,233    1,920
  Other service charges commissions, fees  231      202       695      661
  Investment securities gains (losses)       9        0        11       10
  Other operating income                     8        4        28       38
      Total noninterest income           1,032      891     2,967    2,629

Noninterest expense:
  Salaries & employee benefits           1,936    1,911     5,736    5,535
  Occupancy expense of bank premises-net   239      210       664      595
  Furniture & equipment expense - net      325      267       840      720
  FDIC insurance premium                   180      176       539      515
  Amortization expense-Intangible assets   177       81       330      240
  Other expense                            989      797     2,676    2,328
      Total noninterest expense          3,846    3,442    10,785    9,933

Income before income taxes               1,626    1,431     4,881    4,253
  Applicable income taxes                  447      413     1,389    1,210
      Net Income                         1,179    1,018     3,492    3,043

Net income per common share - Note 9     $0.58    $0.50     $1.72    $1.50

Cash dividends per common share          $0.17    $0.16     $0.50    $0.48

                        FIRST NATIONAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                                          9 Months Ended    9 Months Ended
                                              09-30-95          09-30-94
                                           (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                                       3,492             3,043
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization         991               787
      Provision for loan losses             340               360
      Provision for deferred taxes           81               (88)
      Increase (decrease) in reserve for
        income taxes-current               (127)               65
      (Gain) loss on sale of premises
        and equipment                        (3)              (20)
      (Increase) decrease in interest
        receivables                        (875)              (66)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                     (68)              395
      Increase (decrease) in interest
        payable                             527               (52)
      (Increase) decrease in miscellaneous
        assets                           (3,076)              (52)
      (Increase) decrease in prepaid
        assets                              291               (26)
      Increase (decrease) in other
        liabilities                         202               157
          Total adjustments                       (1,717)            1,460
          Net cash provided by operating
            activities                             1,775             4,503

Consolidated Statement of Cash Flows - Continued.......

                                          9 Months Ended    9 Months Ended
                                              09-30-95          09-30-94
                                           (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity             22,678            41,809
  Purchase of investment securities
    held-to-maturity                       (20,583)          (47,899)
  Proceeds from maturities of investment
    securities available-for-sale            2,618             1,407
  Purchase of investment securities
    available-for-sale                     (27,693)           (4,414)
  Net (increase) decrease in customer
    loans                                  (32,051)          (22,102)
  Additions to premises and equipment       (1,713)             (694)
  Proceeds from sale of premises and
    equipment                                    3                58
  Recoveries from loans previously charged
    off                                        278               241
  (Increase) decrease in funds sold              0             9,400
       Net cash used in investing
         activities                                 (56,463)          (22,194)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                 40,031            11,274
  Sale of common stock                           0                 0
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                 13,981             4,718
  Dividends paid                            (1,018)             (887)
       Net cash provided by financing
         activities                                  52,994            15,105

Net increase (decrease) in cash and
  cash equivalents                                   (1,694)           (2,586)

Cash and cash equivalents at beginning
  of year                                            23,046            22,153

Cash and cash equivalents at end of
  reporting period                                   21,352            19,567


FIRST NATIONAL CORPORATION


Note 1 - Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Investment Securities:

     The following is the amortized cost and fair value of investment securities held-to-maturity at September 30, 1995 and December 31, 1994:

                                 09-30-95                     12-31-94
                              Gross  Gross                  Gross  Gross
                        Amort Unreal Unreal  Fair      Amort Unreal  Unreal   Fair
                        Cost  Gains  Losses  Value     Cost  Gains   Losses   Value

     U S Treasury
       securities       38,565   70  (167)   38,468    46,911     2  (1,399)  45,514

     Obligations of
       U S government
       agencies & corps 42,254  108  (647)   41,715    43,134    31  (2,131)  41,034

     Obligations of state
       and political
       subdivisions     36,628  612   (94)   37,146    29,802   253    (468)  29,587

     Other securities        0    0     0         0         0     0       0        0

         Total         117,447  790  (908)  117,329   119,847   286  (3,998) 116,135

Note 2 - Continued...

     The following is the amortized cost and fair value of securities available-for-sale at September 30, 1995 and December 31, 1994:

                                 09-30-95                    12-31-94
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value

     U S Treasury
       securities       17,530   17    (65)  17,482   2,304     0   (51)   2,253

     Obligations of
       U S government
       agencies & corps 20,860   77    (85)  20,852  11,000    15  (235)  10,780

     Other securities      475    0      0      475     476     0     0      476

         Total          38,865   94   (150)  38,809  13,780    15  (286)  13,509

        Investment securities with an aggregate amortized cost of $53,703 on 9-30-95, and $41,208 on 12-31-94, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   9-30-95   12-31-94

     Commercial, financial & agricultural       39,214    34,476
     Real estate - construction                  5,446     4,781
     Real estate - mortgage                    145,546   126,751
     Consumer                                   51,371    45,046
     All other                                   1,215         0
       Total loans, gross                      242,792   211,054

     As of 9-30-95, and December 31, 1994, the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $7,499 and $9,474 respectively. The following is an analysis of the activity with respect to loans to related parties for the nine months ended September 30, 1995:

          Balance, beginning of period       9,474
            Add:
              New loans:                    10,224
            Deduct:
              Payments                      12,193
            Other changes                       (6)
          Balance, end of period             7,499

Note 4 - Allowance for Loan Losses:

                                                          Amount
                                                   09-30-95      12-31-94

     Balance, beginning of period (year)            3,194          2,955
       Add:
         Recoveries                                   278            297
           Provisions for loan losses charged
             to income                                340            575
               Total                                3,812          3,827
       Deduct:
         Loans charged off                            336            633
     Balance, end of period (year)                  3,476          3,194

     The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowance for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

     For impairment recognized in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114), ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

Note 5 - Adoption of Statement of Financial Accounting Standards No. 114 and No. 118:

     Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, and Statement of Financial Accounting Standards No. 118 (SFAS 118), ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES. These statements require creditors to account for impaired loans, except for those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.

Note 5 - Continued...

     The Bank determines when loans become impaired through its normal loan administration and review functions. Those loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

     In accordance with these standards, the Bank does not apply SFAS 114 and SFAS 118 to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These groups include the Bank's credit card, residential mortgage, overdraft protection, home equity lines, Business Manager, and consumer installment loans.

     The Bank's adoption of these accounting standards did not have a material effect on the financial condition and results of operations of the Bank.

     In accordance with SFAS 114, historical information has not been restated to reflect the application of this standard.

Note 6 - Other Real Estate:

     Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which the borrower has little or no equity in the collateral. Properties acquired by foreclosure or deed in lieu of foreclosure and in-substance foreclosures are transferred to OREO and recorded at the lower of the outstanding loan balance at the time of acquisition or the estimated market value. Market value is determined on the basis of the properties being disposed of in the normal course of business and not on a liquidation or distress basis. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Gains or losses arising from the sale of OREO are reflected in current operations.

Note 7 - Interest Bearing Deposits:

     Certificates of deposit in excess of $100,000 totaled $27,872 and $25,935 at 9-30-95 and December 31, 1994 respectively.

Note 8 - Commitments and Contingent Liabilities:

     In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 1995, commitments to extend credit and standby letters of credit aggregated $43,335. The Bank does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock

     As of December 31, 1994, the common stock outstanding was 2,035,000. During the first quarter, the Company granted options to purchase an aggregate of 2,657 shares under the incentive stock option plan. As of September 30, 1995, the common stock outstanding was 2,037,657.

Note 10 - Earnings Per Share:

     Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at September 30, 1995 was 2,035,989 and 2,033,188 at December 31, 1994.

     Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on First National Corporation's shares outstanding.

                        FIRST NATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For the third quarter of 1995, First National Corporation ("The Company") had consolidated net income of $1,179,000 or $0.58 per share compared to $1,018,000 or $0.50 per share for the same period in 1994. Net income for the first nine months of 1995 increased to $3,492,000 or $1.72 per share compared to $3,043,000 or $1.50 per share for the same period in 1994. This represents an increase of 14.8 percent. Total assets as of September 30, 1995 were $431,308,000, an increase of $57,265,000 or 15.3 percent compared to year end 1994.

NET INTEREST INCOME

     Net interest income is the difference between interest income on average assets and interest expense on average interest-bearing liabilities. Two significant elements in analyzing banks' net interest income are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average funds, interest and noninterest-bearing, utilized to support earning assets. The significant distinction between spread and net interest margin is that net interest margin reflects the volume of interest-free funds supporting earning assets.

     Net interest income for the third quarter of 1995 was $4,440,000 compared to $3,982,000 for the same period of 1994, representing an increase of $458,000 or 11.5 percent. For the first nine months of 1995, net interest income was $12,699,000 compared to $11,557,000 for the same period of 1994. This is an increase of $1,142,000 or 9.9 percent. This increase was due primarily to an increase in earning assets.

     The yield on a major portion of the bank's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first nine months of 1994, the year to date taxable equivalent yield on earning assets was 7.34 percent. During the same period of 1995, the yield fell to 7.95 percent, or an increase of 61 basis points. The rate on the liabilities used to support these assets has increased 79 basis points from
3.13 percent in 1994 to 3.92 percent in 1995.

Management's Discussion Continued...

     Year to date net interest margin decreased from 4.71 percent in 1994 to
4.68 percent in 1995. Even with this 3 basis point decline, net interest margin exceeds bank policy. The impact of interest-free funds for the same period increased from .50 percent to .65 percent or an increase of 15 basis points.

     The largest category of earning assets is loans. At the end of the third quarter 1995, loans outstanding, less unearned income, were $240,268,000 compared to $208,552,000 at year end 1994. This represents an increase of $31,716,000 or 15.2 percent. For the three months ended September 30, 1995, interest and fees on loans were $5,741,000 compared to $4,539,000 in the comparable period in 1994, an increase of $1,202,000 or
26.5 percent. For the nine months ended September 30, 1995, interest and fee income was $16,077,000 compared with $12,907,000 for the same period in 1994, an increase of $3,170,000 or 24.6 percent. On June 19, 1995, two offices of NationsBank were acquired adding approximately $15,000,000 to our portfolio.

     The major volume increase in the loan portfolio was in real estate-mortgage loans. For the nine month period ended September 30, 1995, mortgage loans increased $18,795,000 or 14.8 percent of which $16,095,000 was secured by 1-4 family residential properties when compared to December 31, 1994. During this same period consumer loans reflected an increase of $6,325,000 or
14.0 percent while commercial loans increased $4,738,000 or 13.7 percent when compared to year end 1994. This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends as well as through the acquisition of two branches of NationsBank. The Company has no foreign loans nor loans for highly leveraged transactions.

     For the nine months ended September 30, 19954, loans averaged $222,150,000 and yielded 9.38 percent on a taxable equivalent basis compared to $193,205,000 with a taxable equivalent yield of 8.85 percent, or an increase of 53 basis points when compared to December 31, 1994.

     At September 30, 1995, the Bank had loans amounting to approximately $290,000 that were specifically classified as impaired. The average recorded investment in such impaired loans during 1995 was $291,000. The allowance for loan losses related to impaired loans amounted to approximately $50,000 at September 30, 1995. Interest income on impaired loans of $14,417 was recognized for cash payments received in 1995.

     In addition, at September 30, 1995, the Bank had other nonaccrual loans of approximately $743,517 for which impairment had not been recognized. The amount of interest income that would have been recognized on these loans at the original interest rates was an immaterial amount through September 30, 1995.

Management's Discussion Continued...

     Certain risks are inherent in making loans, particularly commercial, consumer, construction and commercial mortgage loans. Credit risks encompass the period of time over which loans may be repaid, uncertainties as to the future value of collateral, changes in economic conditions and risks inherent in dealing with individual borrowers. Long maturities increase the risks that economic conditions will change and adversely affect collectibility.

     The Company attempts to deal with these risks through a variety of means. It utilizes variable rate loans or endeavors to make fixed rate loans over shorter periods of time. The Company also tries to rely primarily on the cash flow of a debtor as the source of repayment rather than collateral. The adherence to internal credit policies and procedures is another means of managing credit risks.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

     For the first nine months of 1995, investment securities were $156,256,000 compared to $133,356,000 at December 31, 1994, representing an increase of $22,900,000 or 17.2 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

     At September 30, 1995, U. S. Treasury securities and U. S. government and agency securities increased $16,075,000 while municipal securities increased $6,826,000 when compared to December 31, 1994. This shift to U. S. Treasury and U. S. government and agency securities was an attempt to increase portfolio yields along with the lack of the availability of bank qualified municipal obligations within the same time period.

     For the third quarter ended September 30, 1995, investment income was $2,120,000 compared with $1,826,000 for the comparable period in 1994, a net increase of $294,000 or 16.1 percent. For the nine month period ended September 30, 1995, investment income was $5,628,000 compared with $5,266,000 for the same period in 1994 resulting in an increase of $362,000 or 6.9 percent. This increase can be attributed to the shift of short term funds to
U. S. government and agency securities to take advantage of the increase in yields as compared to overnight federal funds sales.

     At the end of the third quarter 1995, securities averaged $139,856,000 and yielded 5.75 percent on a taxable equivalent basis, compared to $130,738,000 with a yield of 5.71 percent at December 31, 1994, resulting in a 4 basis point increase in yield.

Management's Discussion Continued...

     As of September 30, 1995, The Company had unrealized gains in the U. S. Treasury and agency portfolio of $272,000 and in the municipal portfolio an unrealized gain of $612,000. For the same period, The Company had an unrealized loss of $964,000 in the U. S. Treasury and agency portfolio and a $94,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized loss at September 30, 1995 of approximately $35,000 on the $38,831,000 of securities denoted as available-for-sale.

     For the first nine months ended September 30, 1995, the Company had an $11,000 realized gain due to called municipal bonds.

     It is not the normal activity of The Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity, other than those securities in the available-for-sale category which may be used to control unacceptable interest rate risk levels.

     For the third quarter of 1995, interest expense increased $1,030,000 or
44.7 percent when compared to the same period in 1994. For the nine months ended September 30, 1995, interest expense increased $2,457,000 or 37.0 percent compared to the same period in 1994.

     During the first nine months of 1995, interest-bearing liabilities averaged $310,497,000 and carried a rate of 3.92 percent. This compares to an average level of $284,152,000 with a rate of 3.13 percent at September 30, 1994 or an increase of 79 basis points. Approximately half of these interest-bearing liabilities have fixed rate maturities and will be renewed at a more favorable market rate as they mature.

PROVISION FOR LOAN LOSSES

     The Company maintains a reserve for possible loan losses at a level which management believes is sufficient to provide for potential losses in the loan portfolio. Management evaluates the adequacy of the reserve utilizing its internal risk rating system and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to the income statement in the amount necessary to maintain the allowance at the appropriate level. The allowance is established on an overall portfolio basis, and management does not subsequently allocate the allowance by geographic area or loan category.

Management's Discussion Continued...

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or then principal or interest is delinquent for 120 days or more. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Unsecured commercial loans and well secured loans not in the process of collection are charged-off on or before the date they become 90 days past due, and therefore do not reach nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Consumer installment loans are charged-off on or before becoming 120 days past due. All interest accrued in the current year but unpaid at the date a loan goes on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses.

     The provision for loan losses for the three month period ended September 30, 1995 was $100,000 compared to $120,000 for the same period in 1994. Net losses for the third quarter of 1995 were $7,000 compared to $86,000 for the same period in 1994. For the nine month period ended September 30, 1995, the provision for loan losses was $340,000 compared to $360,000 for the same period in 1994. On an annualized basis, net charge-offs represented .024 percent of average loans at September 30, 1995 which is substantially less than .060 percent at the end of 1994. The allowance for loan losses was $3,476,000 or 1.45 percent of outstanding loans at September 30, 1995 compared to 1.53 percent of outstanding loans at year-end.

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

     Other real estate owned includes certain real estate acquired as a result of foreclosure as well as amounts reclassified as in-substance foreclosures. For the period ended September 30, 1995, other real estate owned was $263,000 compared to $133,000 at December 31, 1994. This increase resulted from the foreclosure of several real estate properties.

     Management anticipates that the level of charge-offs for 1995 will be below the levels of 1994. The loan loss provision is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

Management's Discussion Continued...

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the third quarter of 1995 was $1,032,000 compared to $891,000 for the same period in 1994, representing an increase of $141,000 or 15.8 percent. For the nine months of 1995 noninterest income was $2,967,000 compared to $2,629,000 for the same period in 1994, representing an increase of $338,000 or 12.9 percent. During the first nine months of 1995, service charges and fee income increased 313,000 or 16.3 percent. This was primarily due to the increase in NSF fees and service charges on demand accounts during the fourth quarter of 1994.

     Noninterest expense for the third quarter of 1995 was $3,846,000 compared to $3,442,000 for the same period in 1994, representing an increase of $404,000 or 11.7 percent. For the nine months ended September 30, 1995, noninterest expense was $10,785,000 compared to $9,933,000, an increase of $852,000 or 8.6 percent. Having recently acquired two offices of NationsBank, we have experienced increases in noninterest expense in the following areas. Occupancy and furniture and equipment expense for the third quarter of 1995 increased $87,000 or 18.2 percent when compared to the same period in 1994. For the first nine months of 1995 occupancy and furniture and equipment expense increased $189,000 or 14.4 percent when compared to the same period a year earlier. Intangible asset expense for the three months ended September 30, 1995 increased $96,000 or 118.5 percent when compared to 1994. For the first nine months of 1995 intangible asset expense increased $90,000 or 37.5 percent when compared to the same period in 1994. Other expenses increased $192,000 or 24.1 percent for the third quarter in 1995 compared to the same period in 1994. For the first nine months other expense increased $348,000 or 14.9 percent compared to the same period in 1994.

     Net income was up 15.8 percent for the third quarter of 1995 when compared to the same period in 1994. For the nine months ended September 30, 1995, net income was up $449,000 or 14.8 percent compared to the same period last year. The 1,122,000 or 9.4 percent increase in net interest income and the $338,000 or 12.9 percent increase in noninterest income were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

     To date the capital needs of The Company have been met through the retention of earnings less cash dividends. At the end of the third quarter, 1995, stockholder's equity was $38,831,000 compared to $36,181,000 at December 31, 1994.

Management's Discussion Continued...

     The Company and subsidiary are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, as of December 31, 1993, Tier 1 capital must be at least 6 percent of risk-weighted assets, while total capital must be 10 percent of risk-weighted assets. The Tier 1 capital ratio at September 30, 1995 was 15.4 percent compared to 16.9 percent at December 31, 1994. The capital ratio was 16.7 percent at September 30, 1995 compared to 18.1 percent at December 31, 1994.

     In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is 5 percent, depending on the institution's capital group rating as determined by its regulators. At September 30, 1995, First National Corporation's leverage ratio was 8.3 percent compared to 9.6 percent at December 31, 1994. First National Corporation's ratio exceeds the minimum standards by substantial margins.

     Liquidity is the ability of The Company to meet its cash flow requirements which arise primarily from withdrawal of deposits, extensions of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally changes in the earning asset mix are of a longer term nature and are not utilized for day-to-day Company liquidity needs.

     The Company's liabilities provide liquidity on a day-to-day basis.
Daily liquidity needs are met from deposit levels or from The Company's use of federal funds purchased and securities sold under agreement to repurchase. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks. Management feels that its liquidity position is adequate.

                       PART II - OTHER INFORMATION

Item l.  Legal Proceedings:

     Neither First National Corporation nor its subsidiary, First National Bank, is a party to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities:

     Not Applicable

Item 3.  Defaults Upon Senior Securities:

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

     Not Applicable

Item 5.  Other Information:

     First National Bank recently received regulatory approval to open an office in Beaufort County which will be located on highway 278 in Bluffton and is expected to open in the spring of 1996.

     On September 27, 1995, the Company announced that it has joined with a group of Rock Hill businessmen to organize a new National Bank headquartered in Rock Hill. The new bank will be named The National Bank of York County and will be a wholly owned subsidiary of First National Corporation. The organization of the new bank and its affiliation with the Company are subject to the approval of federal and state regulators. The necessary applications are to be filed in the near future and opening is expected to be in the middle of 1996.

Item 6.  Exhibits and Reports of Form 8-K:

     (a)  Not Applicable

     (b)  Reports on Form 8-K:  None

     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST NATIONAL CORPORATION




Date:  November 9, 1995            C. John Hipp, III
                                   ---------------------
                                   C. John Hipp, III
                                   President & CEO


Date:  November 9, 1995            James C. Hunter, Jr.
                                   ---------------------
                                   James C. Hunter, Jr.
                                   Secretary/Treasurer