Form 10-K
period 1995-12-31
FIRST NATIONAL CORP /SC/
filed 1996-03-29
CIK 764038

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1995, Commission file number 2-96043

                           First National Corporation
                   Incorporated in the State of South Carolina
                 I.R.S. Employer Identification No.: 57-0799315
                    Address: 345 John C. Calhoun Drive, S.E.
                        Orangeburg, South Carolina 29115
                            Telephone: (803) 534-2175

        Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock - $5.00 par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at February 29, 1996 was $50,308,157 based on the sale price of $26.50 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 29, 1996 was 2,247,636.

                       Documents Incorporated by Reference

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 23, 1996, are incorporated by reference into
Part III.

                         Form 10-K Cross-Reference Index

                                     Part I                                 Page
Item 1 -  Business                                                             3
Item 2 -  Properties                                                          12
Item 3 -  Legal Proceedings                                                   12
Item 4 -  Submission of Matters to a Vote of                                  12
           Security Holders

                                     Part II

Item 5 -  Market for Registrant's Common Equity                               12
            and Related Stockholder Matters
Item 6 -  Selected Financial Data                                             12
Item 7 -  Management's Discussion and Analysis                                12
           of Financial Condition and Results
           of Operations
Item 8 -  Financial Statements                                                12
           and Supplementary Data
Item 9 -  Changes in and Disagreements with                                   12
           Accountants on Accounting
           and Financial Disclosure

                                    Part III

Item 10 - Directors and Executive Officers
           of the Registrant                                                   *
Item 11 - Executive Compensation                                               *
Item 12 - Security Ownership of Certain
           Beneficial Owners and
           Management                                                          *
Item 13 - Certain Relationships and
            Related Transactions                                               *

                                     Part IV

Item 14 - Exhibits, Financial Statement                                       13
           Schedules, and Reports on
           Form 8-K

*Incorporated by reference to the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders

Introduction

     The following discussion is provided to assist the reader in understanding the operation and financial position of the Corporation. Information in this review should be read in conjunction with the consolidated financial statements and accompanying footnotes.

                                     Part I

Item 1.  Business

Description of business

     First National Corporation (the "Company"), is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of First National Bank, which was opened in 1934. At the close of business on December 31, 1992 First National Corporation acquired 120,000 outstanding shares of Santee Cooper State Bank in a stock exchange transaction accounted for as a pooling-of-interests.

     In June, 1995, First National Bank completed the purchase of two branches of another commercial bank in Colleton County, South Carolina, and opened a branch in Beaufort County, South Carolina.

     The Company is in the process of sponsoring the organization of the National Bank of York County (In Organization) in Rock Hill, South Carolina. The organizers of the National Bank of York County have received preliminary approval of the bank's charter from the Office of the Comptroller of the Currency. An application for federal deposit insurance has been filed with the Federal Deposit Insurance Corporation and is currently pending. Applications must also be filed by the Company with the Board of Governors of the Federal Reserve System and the South Carolina State Board of Financial Institutions for approval of the Company's acquisition of 100% of the stock of National Bank of York County upon completion of its organization. These applications are expected to be filed in the near future. The Company intends to capitalize the new bank with proceeds of an offering of common stock. The offering will be registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933.

     The Company engages in no significant operations other than the ownership of its subsidiary.

     Some of the major services which the Company provides through its banking subsidiary include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for business, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have an adverse effect on the Company. The Company does not have foreign loans.

Territory Served and Competition

     First National Bank conducts its business from twenty locations in thirteen South Carolina towns. In its markets, First National Bank encounters strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than First National Bank and they offer certain services for their customers that
First National Bank does not offer. In addition to commercial banks, savings institutions and credit unions, First National Bank competes for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and First National Bank and many have substantially greater resources than the Company.

     As a bank holding company, the Company is a legal entity separate and distinct from its bank subsidiary. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiary through dividends, fees for services performed and interest on advances and loans.

Employees

     The Company does not have any salaried employees. As of December 31, 1995, First National Bank had 253 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan for employees.

Executive Officers

C. John Hipp, III (Age 44)
  President and Chief Executive Officer

L. D. Westbury (Age 63)
     Chairman

Robert R. Horger (Age 45)
     Vice Chairman

James C. Hunter, Jr. (Age 53)
     Secretary and Treasurer

W. Louis Griffith (Age 44)
     Chief Financial Officer

Executive Officers of the Company

     Mr. Hipp has served as President of the Company and First National Bank since April 1994. From 1991 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

     Mr. Westbury has served as Chairman of the Board of the Company and First National Bank since April 1994. Mr. Westbury served as President of the Company and First National Bank from November 1986 to March 1994, as Executive Vice President of First National Bank from May until November 1986, and as Senior Vice President of First National Bank from April 1975 until May 1986.

     Mr. Horger was named Vice Chairman of the Company and First National Bank in April 1994, and was named to the Company Board in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid.

     Mr. Hunter has served as Secretary and Treasurer of the Company since May 1986 and as Executive Vice President of First National Bank since April 1993. He served as Senior Vice President of First National Bank from May 1987 until April 1993, and Vice President of First National Bank from March 1976 until May 1987.

     Mr. Griffith has served as Chief Financial Officer of the Company since October 1995, and as Senior Vice President and Chief Financial Officer of First National Bank since December 1994. He served as Vice President and Chief Financial Officer of First National Bank from August until December 1994, and as Vice President of First National Bank from March 1986 until August 1994.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and its subsidiaries.

Bank Holding Company Regulation

     The Company is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System ("Federal Reserve"), and is subject to supervision by the Federal Reserve under the Bank Holding Company Act ("BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company, and may examine the subsidiary Bank.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The Company is also registered under the bank holding company laws of South Carolina. Accordingly, the Company is subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board").

     A registered South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

     Under the South Carolina Bank Holding Company Act (the "SCBHCA"), it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company,
(ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

     As stated above, the Company is a legal entity separate and distinct from First National Bank. Various legal limitations place restrictions on the ability of First National Bank to lend or otherwise supply funds to the Company. The Company and First National Bank are subject to Section 23A of the Federal
Reserve  Act.  Section  23A  defines  "covered   transactions",   which  include
extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and First National Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

     In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the State Board and compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina, the Company does not believe that such legislation will have a material impact on its competitive position.
However, no assurance of such fact may be given.

     Congress recently enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Obligations of Holding Company to its Subsidiary Banks

     Under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund or the Bank Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Banks.

     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Office of the Comptroller of the Currency ("OCC") is authorized to require payment of the deficiency by assessment upon the bank's shareholders', pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy

     The various federal bank regulators, including the Federal Reserve and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for possible loan losses (subject to certain limitations), and certain subordinated debt, "hybrid capital instruments", subordinated and perpetual debt and intermediate term and other preferred stock ("Tier 2 Capital"). A minimum ratio of total capital to risk- weighted assets of 8.00% is required and Tier 1 capital must be at least 50% of total capital. The Federal Reserve also has adopted a minimum leverage ratio of Tier 1 Capital to total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

     The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1995, the Company and First National Bank have leverage ratios of 9.1%; and 8.1% respectively, and total risk adjusted capital ratios of 16.6%; and 15.0%, respectively.

Payment of Dividends

     If a national bank's surplus fund equals the amount of its capital stock, the directors may declare quarterly, semi-annual or annual dividends out of the bank's net profits, after deduction of losses and bad debts. If the surplus fund does not equal the amount of capital stock, a dividend may not be paid until one-tenth of the bank's net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two years, in the case of an annual dividend, are transferred to the surplus fund.

     The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. OCC regulations provide that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the level of net profits available for the payment of dividends.

     The payment of dividends by the First National Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the OCC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Bank Regulation

     First National Bank is subject to supervision and examination by the OCC. The OCC regulates and monitors all areas of the bank's operations, including loans, mortgages, issuance of securities, capital adequacy, payment of dividends, and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject also to state usury laws and certain federal laws concerning interest rates. First National Bank is a member of the Federal Reserve System, and its deposits are insured by the FDIC up to the maximum permitted by law.

     Under present law, First National Bank currently may establish and operate branches throughout the State of South Carolina, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

Insurance of Deposits

     As an FDIC-insured institution, First National Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

     Effective January 1, 1996, the FDIC implemented a risk-based assessment schedule that provides for assessments ranging from 0.00% to 0.27% of a BIF insured institution's average assessment base. The minimum annual assessment under the schedule is $2,000 per institution. The actual assessment to be paid by each FDIC- insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit
Insurance Corporation Improvement Act of 1991 ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Bank, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the

Bank's earnings. First National Bank's risk-based insurance assessment currently is set at the minimum $2,000 annual assessment.

Legislation

     In 1989 and again in 1991, Congress enacted comprehensive legislation affecting the commercial banking and thrift industries: the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA") and FDICIA. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Bank Insurance Fund ("BIF"), which insures most commercial banks, including First National Bank, and the Savings Association Insurance Fund ("SAIF"), which insures most thrift institutions.

     FIRREA permitted bank holding companies to acquire savings associations subject to appropriate regulatory approvals. The entities acquired may be operated as separate savings associations, converted into banks or, if certain conditions are satisfied, merged into existing bank affiliates.

     FIRREA also imposed, with certain limited exceptions, a "cross-guarantee" on the part of commonly controlled depository institutions, as discussed above under "Obligations of Holding Company to its Subsidiary Banks."

     FDICIA supplements the federal banking agencies' broad powers to take corrective action to resolve problems of insured depository institutions, generally authorizing earlier intervention in the affairs of a particular institution and imposing express requirements that are tied to the institution's level of capital. If a depository institution fails to meet regulatory capital requirements specified in FDICIA, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Where a capital restoration plan is required, the regulatory agency may require a bank holding company to guarantee as a condition of approval of the plan the lower of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations with respect to such a plan and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

     FDICIA required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued for comment a proposed joint policy statement that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. The banking agencies have also indicated that, through a subsequent rulemaking process, they intend to issue a proposed rule that would establish an explicit capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

     The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

     FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     FDICIA also required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have recently issued Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Company does not expect the Guidelines to materially change current operations of First National Bank.

Enforcement Policies and Actions

     FIRREA significantly increased the enforcement powers of the OCC, the Federal Reserve and the other federal depository institution regulators, and authorizes the imposition of civil money penalties of from $5,000 per day up to $1,000,000 per day for violations of federal banking laws and regulations. Persons who are affiliated with depository institutions and are found to have violated federal banking laws and regulations can be removed from any office held in such institution and banned for life from participating in the affairs of such an institution. The banking regulators have not hesitated to use the new enforcement authorities provided them under FIRREA.

Community Reinvestment Act

     First National Bank is subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting the community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. First National Bank received a rating of "outstanding" in its most recent evaluation.

     The federal banking agencies, including the OCC, have recently issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the OCC extensive demographic and loan data.

     For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Bank and Company, the OCC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria:
(1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments;
(2) the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

     A bank may also submit a strategic plan to the OCC and be evaluated on its performance under the plan.

Other Laws and Regulations

     Interest and certain other charges collected or contracted for by First National Bank are subject to state usury laws and certain federal laws concerning interest rates. First National Bank's operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet its obligations to provide for the total credit needs of the communities it serves, including investing its assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of First National Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     From time to time, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or to the extent to which the business of the Company and its subsidiary may be affected thereby.

Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.

Item 2.  Properties

The Company owns no real property. However the Company has contracted to buy a parcel of land in Rock Hill, South Carolina on which the National Bank of York County (in Organization) is expected to be located. If and when the bank's organization is completed, the Company intends to convey this property to the National Bank of York County at the Company's cost.

The Bank's main office and Registrant's executive offices are located at 345 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These quarters are owned by the Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. The Bank owns twenty-six other properties and leases four properties, substantially all of which are used for branch locations or housing other operational units of the Bank.

Although the properties leased and owned are generally considered adequate, there is a continuing program of modernization, expansion, and as needs materialize, the occasional replacement of facilities.

Item 3.  Legal Proceedings

Neither Registrant nor its subsidiary is a party to, nor is any of their property the subject of, any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders in the fourth quarter of the Company's fiscal year.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters

     The information required by this item is set forth on the inside front cover of the Company's 1995 Annual Report to Shareholders under the heading "STOCK INFORMATION," which information is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information required by this item is set forth on page 3 in the Company's 1995 Annual Report to Shareholders under the heading "CONSOLIDATED FINANCIAL HIGHLIGHTS," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth on pages 6 through 28 in the Company's 1995 Annual Report to Shareholders under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements required by this item are set forth on pages 29 through 62 in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference. Supplementary Financial Data pursuant to 17 C.F.R. Section 229.302 is not required because the Registrant does not meet the requisite tests under 17. C.F.R. 302(a)(5).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to directors of the Registrant is set forth under the heading "ELECTION OF DIRECTORS" on pages 4 and 5 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of the Shareholders, which information is incorporated herein by reference. Information about executive officers is set forth under Item 1 hereof.

Item 11.  Executive Compensation

     The information required by this item is set forth under the heading "EXECUTIVE COMPENSATION" on pages 7 through 13 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under the heading "PRINCIPAL SHAREHOLDERS" on pages 2 and 3 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is set forth under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 14 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

Item 14 - Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K

(a) 1. Financial Statements Filed:
       First National Corporation and Subsidiary:
        Independent Auditors' Report
        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Changes in
         Shareholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements
    2. Financial Schedules Filed:
        Related Party Transactions
        Condensed Financial Information of
         Registrant
        Supplementary Income Statement
         Information
        Selected Quarterly Financial Data
    3. Exhibits

Exhibit    Description of Exhibit
No.

     3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

     3.2  Bylaws of the Registrant, as amended.

     10.1 First  National  Corporation  Incentive  Stock  Option  Plan  of  1992
          (incorporated  by  reference  to  exhibits  filed  with   Registration
          Statement on Form S-4, Registration No. 33-52052).

     10.2 First  National  Corporation  Executive  Incentive  Compensation  Plan
          (incorporated  by  reference  to  exhibits  filed  with   Registration
          Statement on Form S-4, Registration No. 33-52052).

     10.3 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692).

     10.4 First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders).

     10.5 Employment Agreement between the Registrant and C. John Hipp, III, dated May 1, 1994.

     10.6 Organizational Agreement, dated as of September 27, 1995, among the Organizers of The National Bank of York County and Registrant.

     13 Portions of the 1995 Annual Report to Shareholders incorporated by reference in Form 10-K.

     21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

     23   Consent of J. W. Hunt & Company, LLP.

     27   Financial Data Schedule.

     (b)  No reports were filed on Form 8-K during the Fourth Quarter of 1995.

    This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this Form 10-K. Portions of the 1995 Annual Report to the Corporation's shareholders are not required by the Form 10-K and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated into the Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orangeburg and State of South Carolina, on the 14th day of March, 1996.

First National Corporation

    /s/C. John Hipp, III
By
    C. John Hipp, III
    President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 14th, 1996.

/s/C. John Hipp, III

C. John Hipp, III
President and Chief Executive Officer

/s/W. Louis Griffith

W. Louis Griffith
Chief Financial Officer

/s/Charles W. Clark

Charles W. Clark
Director

/s/W. B. Cox

W. B. Cox
Director

/s/C. Parker Dempsey

C. Parker Dempsey
Director

/s/Clarence F. Evans

Clarence F. Evans
Director

/s/E. Everett Gasque, Jr.

E. Everett Gasque, Jr.
Director

/s/John L. Gramling, Jr.

John L. Gramling, Jr.
Director

/s/Robert R. Horger

Robert R. Horger
Director

/s/R. H. Jennings, III

R. H. Jennings, III
Director

/s/J. C. McAlhany

J. C. McAlhany
Director

/s/Dick Gregg McTeer

Dick Gregg McTeer
Director

/s/Harry M. Mims, Jr.

Harry M. Mims, Jr.
Director

/s/E. V. Mirmow, Jr.

E. V. Mirmow, Jr.
Director

/s/M. Maceo Nance, Jr.

M. Maceo Nance, Jr.
Director

/s/Anne H. Oswald

Anne H. Oswald
Director

/s/James W. Roquemore

James W. Roquemore
Director

/s/James E. Sulton, Sr.

James E. Sulton, Sr.
Director

/s/Johnny E. Ward

Johnny E. Ward
Director

/s/A. Dewall Waters

A. Dewall Waters
Director

/s/L. D. Westbury

L. D. Westbury
Director


                                                   EXHIBIT INDEX


Exhibit       Description of Exhibit
No.

       3.1    Articles of Incorporation of the Registrant, as amended (incorporated by        Previously filed
              reference to exhibits filed with Registration Statement on Form S-4,
              Registration No. 33-52052).

       3.2    Bylaws of the Registrant, as amended.                                           Attached

      10.1    First  National  Corporation  Incentive  Stock Option Plan of 1992              Previously filed
              (incorporated by reference to exhibits filed with
              Registration Statement on Form S-4, Registration No. 33-52052).

      10.2    First National Corporation Executive Incentive Compensation Plan                Previously filed
              (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

      10.3    First National Corporation Dividend Reinvestment Plan  (incorporated by         Previously filed
              reference to exhibits filed with Registration Statement on Form S-8,
              Registration No. 33-58692).

      10.4    First National Corporation Incentive Stock Option Plan of 1996                  Previously filed
              (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders).

      10.5    Employment Agreement between the Registrant and C. John Hipp, III,              Attached
              dated May 1, 1994.

      10.6    Organizational Agreement, dated as of September 27, 1995, among the             Attached
              Organizers of The National Bank of York County and Registrant.

       13     Portions of the 1995 Annual Report to Shareholders incorporated by              Attached
              reference in Form 10-K.

       21     Subsidiaries of the Registrant (incorporated by reference to exhibits filed     Previously filed
              with Registration Statement on Form S-4, Registration No. 33-52052).

       23     Consent of J. W. Hunt & Company, LLP.                                           Attached

       27     Financial Data Schedule.                                                        Attached
