Form 10-Q
period 1996-03-31
FIRST NATIONAL CORP /SC/
filed 1996-05-13
CIK 764038

FIRST NATIONAL CORPORATION

                     Financial Statements

                         (Form 10-Q)

                        March 31, 1996

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended MARCH 31, 1996         Commission File Number 0-13663

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

   (803) 534-2175
   Registrant's telephone number, including area code


                                NOT APPLICABLE
   Former name, former address and former fiscal year, if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period, that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X  NO


   Indicate the number of shares outstanding of each of issuer's class of securities.


                   CLASS                    OUTSTANDING as of March 31, 1996
        Common Stock, $5 par value                       2,247,636

                          FIRST NATIONAL CORPORATION


                                     INDEX



   Part I:   Financial Information

             Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                  March 31, 1996 and December 31, 1995

                  Consolidated Statement of Income -
                  Three Months Ended
                  March 31, 1996 and 1995

                  Consolidated Statement of Cash Flows -
                  Three Months Ended
                  March 31, 1996 and 1995

                  Notes to Consolidated Financial Statements

             Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations


   Part II:  Other Information

             Item 1 - Legal Proceedings

             Item 6 - Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

   Item l.  Financial Statements

                          FIRST NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



   ASSETS                                            3-31-96        12-31-95
                                                   (Dollars in thousands)

Cash and due from banks                          $ 23,023         $ 24,144

Federal funds sold                                 16,000                0

Investment securities - Note 2

  Securities held-to-maturity (fair value of
    $87,491 in 1996 and $96,594 in 1995)           87,063           95,660

  Securities available-for-sale, at fair value     62,940           55,836

    Total Investment securities                   150,003          151,496

Loans - Note 3                                    254,927          250,423

  Less:  Unearned income                            2,471            2,540

         Allowance for loan losses - Note 4         3,933            3,703

         Loans, net                               248,523          244,180

Premises and equipment                              8,461            8,250

Intangible assets                                   3,417            3,489

Other real estate - Note 6                             60              151

Other assets                                        4,485            4,612

     TOTAL ASSETS                                $453,972         $436,322

Consolidated Balance Sheets - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY
                                                  3-31-96        12-31-95
                                                   (Dollars in thousands)
LIABILITIES:

Deposits in domestic offices:

  Noninterest-bearing                            $ 58,532         $ 56,735

  Interest-bearing - Note 7                       320,666          311,580

      Total deposits                              379,198          368,315

Federal funds purchased & securities
  sold under agreement to repurchase               31,290           25,833

Other liabilities                                   2,881            2,397

      TOTAL LIABILITIES                           413,369          396,545

Commitments & contingent liabilities - Note 8

STOCKHOLDERS' EQUITY:

  Common stock - $5 par value; authorized
    5,000,000 shares; issued and outstanding
    2,247,636 shares in 1996, and 2,244,339
    shares in 1995 - Note 9                        11,238           11,222

  Additional paid-in capital                       16,288           16,260

  Retained earnings                                13,234           12,241

  Unrealized gain (loss) on securities available-
    for-sale, net of applicable deferred income
    taxes                                            (157)              54

      TOTAL STOCKHOLDERS' EQUITY                   40,603           39,777

      TOTAL LIABILITIES & STOCKHOLDER'S EQUITY   $453,972         $436,322

                        FIRST NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                     3 Months Ended
                                                  03-31-96     03-31-95
                                                 (Dollars in thousands,
                                                 except per share data)
Interest income:
  Interest & fees on loans                        $5,916        $5,065
  Interest & dividends on investment sec.:
    Taxable income                                 1,576         1,324
    Non-taxable income                               460           384
    Dividends on stock                                 6             6
  Interest on federal funds sold                     196           133
      Total Interest income                        8,154         6,912

Interest expense:
  Interest on deposits                             3,068         2,449
  Interest on federal funds purchased &
    securities sold under agreements to
    repurchase                                       352           257
      Total Interest Expense                       3,420         2,706

      Net Interest Income                          4,734         4,206

Provision for loan losses - Note 4                   220           120
      Net interest income after provision
        for loan losses                            4,514         4,086

Noninterest income:
  Service charges on deposit accounts                986           718
  Other service charges commissions, fees            319           262
  Investment securities gains (losses)                               2
  Other operating income                               8            11
      Total noninterest income                     1,313           993

Noninterest expense:
  Salaries & employee benefits                     2,044         1,890
  Occupancy expense of bank premises-net             274           218
  Furniture & equipment expense - net                294           255
  Amortization expense-Intangible assets             155            76
  FDIC Insurance premium                                           178
  Other expense                                    1,112           864
      Total noninterest expense                    3,879         3,481

Income before income taxes                         1,948         1,598
Applicable income taxes                              551           458
      Net Income                                  $1,397        $1,140

Net income per common share - Note 10             $0.62         $0.51

Cash dividends per common share                   $0.18         $0.165

                        FIRST NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          3 Months Ended     3 Months Ended
                                              03-31-96          03-31-95
                                                (Dollars in thousands)

Cash flows from operating activities:
  Net income                                 $      1,397    $        1,140
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation and amortization         357              272
        Provision for loan losses             220              120
        Provision for deferred taxes          123               16
        Increase (decrease) in reserve
          for income taxes - current          496              407
        (Gain) loss on sale of premises
          and equipment                         0               (3)
        (Increase) decrease in interest
          receivables                         (22)             169
        Increase (decrease) in accumulated
          premium amortization and discount
          accretion - net                    (361)              30
        Increase (decrease) in interest
          payable                              19              101
        (Increase) decrease in miscellaneous
          assets                               32              (39)
        (Increase) decrease in prepaid
          assets                              247             (124)
        Increase (decrease) in other
          liabilities                         (43)            (231)
            Total adjustments                       1,068               718
            Net cash provided by operating
              activities                            2,465             1,858

Consolidated Statements of Cash Flows - Continued.......

                                          3 Months Ended     3 Months Ended
                                             03-31-96          03-31-95
                                               ( Dollars in thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity            25,556            9,530
  Purchase of investment securities
    held-to-maturity                       (1,048)          (4,206)
  Proceeds from maturities of investment
    securities available-for-sale           4,316              307
  Purchase of investment securities
    available-for-sale                    (27,731)            (310)
  Net (increase) decrease in customer
    loans                                  (4,646)          (6,249)
  Additions to premises and equipment        (413)            (241)
  Proceeds from sale of premises and
    equipment                                   0                3
  Recoveries from loans previously charged
    off                                        83              142
  (Increase) decrease in funds sold       (16,000)         (17,925)
            Net cash used in investing
              activities                          (19,883)          (18,949)


Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                11,071            2,419
  Sale of common stock                        172               41
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                 5,458           14,283
  Dividends paid                             (404)            (336)
            Net cash provided by financing
              activities                           16,297            16,407

Net increase (decrease) in cash and cash
  equivalents                                      (1,121)             (684)

Cash and cash equivalents at beginning of
  year                                            $24,144           $23,046

Cash and cash equivalents at end of period        $23,023           $22,362

                    FIRST NATIONAL CORPORATION



Note 1 - Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All dollar amounts are stated in thousands, except per share data.

Note 2 - Investment Securities:

     The following is the amortized cost and fair value of investment securities held-to-maturity at March 31, 1996 and December 31, 1995:

                            03-31-96                       12-31-95
                            Gross  Gross                   Gross  Gross
                      Amort Unreal Unreal  Fair     Amort  Unreal Unreal  Fair
                      Cost  Gains  Losses  Value    Cost   Gains  Losses  Value
  U S Treasury
    securities       28,285    76    (54)  28,307   34,323   203    (65)  34,461

  Obligations of
    U S government
    agencies & corps 22,079   109   (225)  21,963   23,875   212    (86)  24,001

  Obligations of state
    and political
    subdivisions     36,699   610    (88)  37,221   37,462   714    (44)  38,132

      Total          87,063   795   (367)  87,491   95,660 1,129   (195)  96,594

Note 2 - Continued...

     The following is the amortized cost and fair value of securities available-for-sale at March 31, 1996 and December 31, 1995:

                              03-31-96                     12-31-95
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value
     U S Treasury
       securities       19,174    34   (45)  19,163  15,448   188     0   15,636

     Obligations of
       U S government
       agencies & corps 43,538    79  (315)  43,302  39,826   188  (289)  39,725

     Other securities      475                  475     475                  475

       Total            63,187   113  (360)  62,940  55,749   376  (289)  55,836

        Investment securities with an aggregate amortized cost of $63,073 on 3-31-96, and $55,126 on 12-31-95, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   3-31-96   12-31-95

     Commercial, financial & agricultural       44,133    42,000
     Real Estate - construction                  6,095     5,792
     Real estate - mortgage                    151,074   148,853
     Consumer                                   52,418    52,670
     All other                                   1,207     1,108
       Total loans, gross                      254,927   250,423

     As of 3-31-96 and December 31, 1995 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $9,963 and $7,342 respectively. The following is an analysis of the activity with respect to loans to related parties for the three months ended 3-31-96:

          Balance, beginning of period       7,342
          Add:
            New loans                        3,652
          Deduct:
            Payments                         1,031
          Other changes
          Balance, end of period             9,963

Note 4 - Allowance for Loan Losses:
                                                  Amount
                                            03-31-96   12-31-95

     Balance, beginning of period (year)     3,703       3,194
       Add:
         Recoveries                             83         356
         Provisions for loan losses charged
           to income                           220         844
             Total                           4,006       4,394
       Deduct:
         Loans charged off                      73         691
     Balance, end of period (year)           3,933       3,703

     The allowance for loan losses is maintained at a level which, in management's judgment is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

     For impairment recognized in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

Note 5 - Adoption of Statement of Financial Accounting Standards No. 114 and No. 118:

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements require creditors to account for impaired loans, except for those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted to the loan's effective interest rate.

Note 5 - Continued...

     The Company determines when loans become impaired through its normal loan administration and review functions. Those loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

     In accordance with these standards, the Company does not apply SFAS 114 and SFAS 118 to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. These groups include the Company's credit card, residential mortgage, overdraft protection, home equity lines, accounts receivable financing, and consumer installment loans.

     The Company's adoption of these accounting standards did not have a material effect on the financial condition and results of operations of the Company.

     In accordance with SFAS 114, historical information has not been restated to reflect the application of this standard.

Note 6 - Other Real Estate:

     Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which the borrower has little or no equity in the collateral. Properties acquired by foreclosure or deed in lieu of foreclosure and in-substance foreclosures are transferred to Other Real Estate Owned ("OREO") and recorded at the lower of the outstanding loan balance at the time of acquisition or the estimated market value. Market value is determined on the basis of the properties being disposed of in the normal course of business and not on a liquidation or distress basis. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Gains or losses arising from the sale of OREO are reflected in current operations.

Note 7 - Interest Bearing Deposits:

     Certificates of deposit in excess of $100,000 totaled $34,576 and $31,203 at March 31, 1996 and December 31, 1995 respectively.

Note 8 - Commitments and Contingent Liabilities:

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 1996, commitments to extend credit and standby letters of credit aggregated $46,190. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

     As of December 31, 1995, the common stock outstanding was 2,244,339. During the first quarter, the Company granted options to purchase an aggregate of 3,525 shares under the incentive stock option plan and also issued 4,584 shares to the dividend reinvestment plan. The Company purchased and retired 4,812 shares during the first quarter of 1996. As of March 31, 1996, the common stock outstanding was 2,247,636 shares.

Note 10 - Earnings Per Share:

     Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at March 31, 1996, was 2,247,329 and 2,240,081 at December 31, 1995.

     Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Compnay's shares outstanding.

                      FIRST NATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion relates to financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     For the first quarter of 1996, First National Corporation (" the Corporation ") had consolidated net income of $1,397,000, an increase of 22.5 percent over the $1,140,000 earned in the first quarter of 1995. Earnings per share amounted to $0.62 for the three months ended March 31, 1996, a 21.6 percent increase over the $0.51 per share earned in the first quarter of 1995.

Net Interest Income

     For the first three months of 1996, net interest income was $4,734,000 compared to $4,206,000 for the same period in 1995. This is an increase of $528,000 or 12.6 percent. The increase resulted from a 17.6 percent increase in loan outstandings, net of unearned income when compared to the first three months of 1995.

     The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 1995, the year to date taxable equivalent yield on earning assets was 7.95 percent. During the same period in 1996, the yield decreased to 7.86 percent or a decrease of 9 basis points. The cost of the liabilities used to support these earning assets increased 18 basis points from 3.74 percent in 1995 to 3.92 percent in 1996. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

     First quarter net interest margin decreased from 4.84 percent in 1995 to
4.54 percent in 1996. The impact of interest-free funds for the same period decreased from .63 percent to .61 percent or a decrease of 2 basis points.

     The largest category of earning assets is loans. At the end of the first quarter 1996, loans outstanding, less unearned income, were $252,456,000 compared to $247,883,000 at December 31, 1995. This represents an increase of $4,573,000 or 1.8 percent. For the three months ended March 31, 1996 interest and fees on loans was $5,916,000 compared to $5,065,000 for the comparable period in 1995, an increase of $851,000 or 16.8 percent.

Management's Discussion Continued...

     The major volume increase in the loan portfolio was in commercial loans. For the first three month period ended March 31, 1996, commercial loans increased $2,133,000 or 5.1 percent when compared to December 31, 1995.
This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends. The Company has no foreign loans nor loans for highly leveraged transactions.

     For the three months ended March 31, 1996, loans averaged $249,699,000 and yielded 9.18 percent on a taxable equivalent basis compared to $227,556,000 with a taxable equivalent yield of 9.36 percent or a decrease of 19 basis points for the year ended December 31, 1995.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

     At March 31, 1996, investment securities were $150,003,000 compared to $151,496,000 at December 31, 1995. This is a decrease of $1,493,000 or 1.0 percent. Funds generated in the reduction of the investment portfolio were used to fund the Company's loan growth.

     For the three months ended March 31, 1996, investment income was $2,042,000 compared with $1,714,000 for the comparable period in 1995, a net increase of $328,000 or 19.1 percent. Management attributes this increase in income to a higher volume of investment securities.

     For the first quarter 1996, securities averaged $150,301,000 and yielded
5.83 percent on a taxable equivalent basis, compared to $142,614,000 with a yield of 5.85 percent for the year ended December 31, 1995, resulting in a 2 basis point decrease in yield.

     As of March 31, 1996 the Company had unrealized gains in the U S Treasury and agency portfolio of $298,000 and in the municipal portfolio $610,000. Also at March 31, 1996, the Company had an unrealized loss of $639,000 in the U S Treasury and agency portfolio and an $88,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" for the investment portfolio, and showed a net unrealized loss at March 31, 1996 of approximately $247,000 on the $62,712,000 of securities denoted as available-for-sale.

Management's Discussion Continued...

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

     During the first three months of 1996, interest-bearing liabilities averaged $350,683,000 and carried an average rate of 3.92 percent. This compares to an average level of $316,629,000 with an average rate of 3.96 percent at December 31, 1995 or a decrease of 4 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

Provision for Loan Losses

     The provision for loan losses for the three month period ended March 31, 1996 was $220,000 compared to $120,000 for the same period in 1995 which represents a 83.3 percent increase. The increase in the provision for loan losses was due to several factors. These factors include continued strong loan growth. The allowance for loan losses was $3,933,000 or 1.56 percent of outstanding loans at March 31, 1996 compared to 1.49 percent of outstanding loans at year-end 1995.

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses in adequately funded.

     Other real estate owned includes certain real estate acquired as a result of foreclosure as well as amounts reclassified as in-substance foreclosures. For the period ended March 31, 1995, other real estate owned was $60,000 compared to $151,000 at December 31, 1995. This decrease resulted from the sale of several real estate properties.

     Management anticipates that the level of charge-offs for 1996 will be near or below the levels of 1995. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NonInterest Income and Expense

     Noninterest income for the first quarter of 1996 was $1,313,000 compared to $993,000 for the same period in 1995, representing an increase of $320,000 or 32.2 percent. During the first quarter of 1996, service charges and fees showed a significant increase. This was primarily due to the increase in service fees on deposit accounts implemented during the fourth quarter of 1995. Other service charges, commissions and fees for the first quarter of 1996 increased $57,000 or 21.8 percent compared to the same period in 1995. This increase can be primarily attributed to the increase in the real estate mortgage loan origination fee income.

Management's Discussion Continued...

     Noninterest expense for the first quarter of 1996 was $3,879,000 compared to $3,481,000, an increase of $398,000 or 11.4 percent. Salaries and employee benefits for the three month period ended March 31, 1996, increased $154,000 or 8.2 percent compared to the same period in 1995. Amortization expense on intangible assets increased $79,000 or 103.9 percent over the same period in 1995. This is the direct result of acquiring two branches from NationsBank in June 1995. Other expenses increased $248,000 or
28.7 percent for the three month period ended March 31, 1996 when compared to the same period in 1995. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

Net Income

     Net income was up 22.5 percent for the first three months of 1996 when compared to the same period in 1995. The $528,000 or 12.6 percent increase in net interest income and the $320,000 or 32.2 percent increase in noninterest income for the first quarter ended March 31, 1996 were the primary factors in the growth in net income.

Capital Resources and Liquidity

     To date the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the first quarter 1996, stockholder's equity was $40,603,000 compared to $39,777,000 at December 31, 1995.

     In connection with its sponsorship of the organization of the National Bank of York County, the Company plans to borrow $4,500,000 to purchase all of the stock of and thereby capitalize, the National Bank of York County, and has entered into an unsecured line of credit for this purpose. The Company plans to make an offering of its common stock to repay as much of such borrowing as possible. Preliminary approval of the national bank charter was granted by the OCC on February 21, 1996, and conditional approval of deposit insurance was issued by the FDIC on April 5, 1996. An application to acquire the stock of the new bank was filed by the Company on April 23, 1996.

Management's Discussion Continued...

     The Company and subsidiary are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995 Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at March 31, 1996 was 15.3 percent compared to 15.3 percent at December 31, 1995. The total capital ratio was 16.5 percent at March 31, 1996 compared to 16.6 percent at December 31, 1995.

     In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At March 31, 1996, First National Corporation's leverage ratio was 9.1 percent, compared to 9.1 percent at December 31, 1995. First National Corporation's ratio exceeds the minimum standards by substantial margins.

     Liquidity is the ability of the Company to meet its cash flow requirements which arise primarily from withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally changes in the earning asset mix are of a longer term nature and are not utilized for day-to-day Corporation liquidity needs.

     The Company's liabilities provide liquidity on a day-to-day basis.
Daily liquidity needs are met from deposit levels or from the Company's use of federal funds purchased and securities sold under agreement to repurchase. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks. Management feels that its liquidity position is adequate.

                       PART II - OTHER INFORMATION


Item l.  Legal Proceedings:

     Neither First National Corporation nor its subsidiary, First National Bank, is a part to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities:

    Not Applicable

Item 3.  Defaults Upon Senior Securities:

    Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

    Not Applicable

Item 5.  Other Information

    Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:

    (a) Exhibit 10.1 - Restricted stock agreement between C. John Hipp, III and First National Corporation, dated March 28, 1996.

    (b)  Exhibit 27 - Financial Data Schedule

    (c)  Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST NATIONAL CORPORATION



Date:                              C. John Hipp, III
                                   ------------------------------------
                                   President and Chief Executive Officer




Date:                              W. Louis Griffith
                                   -------------------------------------
                                   Principal Accounting Officer and
                                   Chief Financial Officer

                               EXHIBIT INDEX


Exhibit No.         Description of Exhibit

   10.1             Restricted stock agreement between           Attached
                    C. John Hipp, III and First National
                    Corporation, dated March 28, 1996.

   27               Financial Data Schedule                      Attached