Form 10-Q
period 1996-06-30
FIRST NATIONAL CORP /SC/
filed 1996-08-14
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                               June 30, 1996

                                 Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1996            Commission File Number 0-13663

                        FIRST NATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

       SOUTH CAROLINA                              57-0799315
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)             Identification No.)


  950 JOHN C. CALHOUN DRIVE, SE, ORANGEBURG, SC        29115
    (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code  (803) 534-2175

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

                               YES X  NO


     Indicate the number of shares outstanding of each of issuer's class of securities.


               CLASS               OUTSTANDING as of June 30, 1996
    (Common Stock, $5 par value)              2,253,089

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Consolidated Balance Sheet -
          June 30, 1996 and December 31, 1995

          Consolidated Statement of Income -
          Three and Six Months Ended
          June 30, 1996 and 1995

          Consolidated Statement of Cash Flows -
          Six Months Ended
          June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

                      PART I - FINANCIAL INFORMATION

Item l.  Financial Statements

                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


ASSETS                                            6-30-96       12-31-95
                                              (In Thousands) (In Thousands)

Cash and due from banks                          $24,546          $24,144

Federal funds sold                                 7,550                0

Investment securities - Note 2

  Securities held-to-maturity (fair value
    of $76,152 in 1996 and $96,594 in 1995)       76,447           95,660

  Securities available-for-sale, at fair
    value                                         71,027           55,836

      Total investment securities                147,474          151,496


Loans - Note 3                                   264,231          250,423

  Less:  Unearned income                           2,692            2,540

         Allowance for loan losses-Note 4          4,295            3,703

         Loans, net                              257,244          244,180

Premises and equipment                             9,361            8,250

Intangible assets                                  3,282            3,489

Other real estate - Note 6                            44              151

Other assets                                       4,962            4,612

     TOTAL ASSETS                               $454,463         $436,322

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY                6-30-96        12-31-95
                                              (In Thousands) (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest bearing                            $60,156          $56,735

  Interest-bearing - Note 7                      315,944          311,580

     TOTAL DEPOSITS                              376,100          368,315

Federal funds purchased & securities
 sold under agreement to repurchase               32,694           25,833

Other liabilities                                  4,370            2,397

     TOTAL LIABILITIES                           413,164          396,545

Commitments & Contingent liabilities - Note 8

Shareholders' equity:

  Common stock - $5 par value; authorized
    5,000,000 shares; issued and outstanding
    2,255,361 shares in 1996 and 2,244,339
    shares in 1995 - Note 9                       11,277           11,222

  Additional paid-in capital                      16,456           16,260

  Retained earnings                               14,226           12,241

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                           (660)              54

     TOTAL SHAREHOLDERS' EQUITY                   41,299           39,777

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $454,463         $436,322

                           FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                        3 Months Ended     6 Months Ended
                                       06-30-96 06-30-95  06-30-96 06-30-95
                                        (In Thousands)     (In Thousands)
Interest income:
  Interest and fees on loans            $6,149   $5,271   $12,065  $10,336
  Interest & dividends on investment sec.:
    Taxable income                       1,691    1,412     3,267    2,736
    Non-taxable income                     394      376       854      760
    Dividends on stock                       7        6        13       12
    Interest on federal funds sold         132      291       328      424
      Total Interest income              8,373    7,356    16,527   14,268

Interest expense:
  Interest on deposits                   3,016    2,685     6,084    5,134
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                             340      378       692      635
      Total interest expense             3,356    3,063     6,776    5,769

Net Interest Income                      5,017    4,293     9,751    8,499
  Provisions for loan losses - Note 4      300      120       520      240
    Net interest income after provisions
      for loan losses                    4,717    4,173     9,231    8,259

Noninterest income:
  Service charges on deposit accounts    1,012      731     1,998    1,449
  Other service charges commissions, fees  272      202       591      464
  Gains (losses) on investment securities    2        0         2        2
  Other operating income                     8        9        16       20
     Total noninterest income            1,294      942     2,607    1,935

Noninterest expense:
  Salaries & employee benefits           2,168    1,910     4,212    3,800
  Occupancy expense of bank premises -
    net                                    244      207       518      425
  Furniture & equipment expense - net      316      260       610      515
  Amortization expense-Intangible assets   158       77       313      153
  FDIC insurance premium                     0      181         0      359
  Other expense                          1,063      823     2,175    1,687
     Total noninterest expense           3,949    3,458     7,828    6,939

Income before income taxes               2,062    1,657     4,010    3,255
  Applicable income taxes                  663      484     1,214      942
     Net Income                         $1,399   $1,173    $2,796   $2,313

Net income per common share - Note 10    $0.62    $0.52     $1.24    $1.03

Cash dividends per common share          $0.18    $0.165    $0.36    $0.33

                        FIRST NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          6 Months Ended    6 Months Ended
                                              06-30-96          06-30-95
                                          (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                             $        2,796    $        2,313
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         737               558
      Provision for loan losses             520               240
      Provision for deferred taxes            0                92
      Increase (decrease) in reserve
        for income taxes-current           (266)              (52)
      (Gain) loss on sale of  premises
        and equipment                         0                (3)
      (Increase) decrease in interest
        receivables                        (111)             (266)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                     107              (189)
      Increase (decrease) in interest
        payable                             (86)              380
      (Increase) decrease in miscellaneous
        assets                             (116)           (3,427)
      (Increase) decrease in prepaid
        assets                              314                 0
      Increase (decrease) in other
        liabilities                         326                30
          Total adjustments                       1,425            (2,637)
          Net cash provided by operating
            activities                   $        4,221    $         (324)

Consolidated Statement of Cash Flows - Continued.......


                                          6 Months Ended     6 Months Ended
                                              06-30-96          06-30-95
                                          (In Thousands)     (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity         $39,218           $19,724
  Purchase of investment securities
    held-to-maturity                     (4,180)          (13,245)
  Proceeds from maturities of investment
    securities available-for-sale         9,312               999
  Purchase of investment securities
    available-for-sale                  (41,588)          (25,997)
  Net (increase) decrease in customer
    loans                               (13,860)          (24,930)
  Additions to premises and equipment    (1,535)           (1,365)
  Proceeds from sale of premises and
    equipment                                 0                 3
  Recoveries from loans previously charged
    off                                     277               192
  (Increase) decrease in funds sold      (7,550)                0
          Net cash used in investing
            activities                          (19,906)          (44,619)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit               7,785            36,230
  Purchase of treasury stock                (61)              (36)
  Sale of common stock                      312                 0
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase               6,861             9,872
  Proceeds Issuance of Debt               2,000                 0
  Dividends paid                           (811)             (672)
    Net cash provided by financing
      activities                                 16,086            45,394

Net increase (decrease) in cash and
  cash equivalents                                  401               451

Cash and cash equivalents at beginning
  of year                                        24,144            23,046

Cash and cash equivalents at end of
  reporting period                              $24,545           $23,497

                         FIRST NATIONAL CORPORATION



Note 1 - Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Investment Securities:

     The following is the amortized cost and fair value of investment securities held-to-maturity at June 30, 1996 and December 31, 1995:

                               06-30-96                      12-31-95
                             Gross  Gross                  Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value     Cost  Gains  Losses Value
   U S Treasury
     securities       26,244    17    (71)  26,190    34,323  203     (65)  34,461

   Obligations of
     U S government
     agencies & corps 18,836    63   (416)  18,483    23,875  212     (86)  24,001

   Obligations of state
     and political
     subdivisions     31,367   406   (294)  31,479    37,462  714     (44)  38,132

   Other securities       0     0      0       0         0     0       0       0

       Total          76,447   486   (781)  76,152    95,660 1,129   (195)  96,594

Note 2 - Continued...

     The following is the amortized cost and fair value of securities available-for-sale at June 30, 1996 and December 31, 1995:

                                 06-30-96                    12-31-95
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value
     U S Treasury
       securities       19,164    1    (323)  18,842  15,448   188     0   15,636

     Obligations of
       U S government
       agencies & corps 52,454   21    (765)  51,710  39,826   188  (289)  39,725

     Other securities      475    0       0      475     475     0     0      475

         Total          72,093   22  (1,088)  71,027  55,749   376  (289)  55,836

        Investment securities with an aggregate amortized cost of $64,397 on June 30, 1996, and $55,126 on December 31, 1995, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   6-30-96   12-31-95

     Commercial, financial & agricultural       42,117    42,000
     Real Estate - construction                  6,930     5,792
     Real estate - mortgage                    158,601   148,853
     Consumer                                   55,166    52,670
     All other                                   1,417     1,108
       Total loans, gross                      264,231   250,423

     As of June 30, 1996 and December 31, 1995 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $5,669 and $7,342 respectively. The following is an analysis of the activity with respect to loans to related parties for the six months ended June 30, 1996:

          Balance, beginning of period      7,342
          Add:
            New loans                       9,972
          Deduct:
            Payments                       11,645
          Other changes                         0
          Balance, end of period            5,669

Note 4 - Allowance for Loan Losses:
                                                  Amount
                                            06-30-96   12-31-95

     Balance, beginning of period (year)     3,703       3,194
       Add:
         Recoveries                            277         356
         Provisions for loan losses charged
           to income                           520         844
             Total                           4,500       4,394
       Deduct:
         Loans charged off                     205         691
     Balance, end of period (year)           4,295       3,703

     The allowance for loan losses is maintained at a level which, in management's judgement is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

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

Note 5 - continued...

     The Company determines when loans become impaired through its normal loan administration and review functions. Those loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment of the Company expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

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

Note 6 - Other Real Estate:

     Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which the borrower has little or no equity in the collateral. Properties acquired by foreclosure or deed in lieu of foreclosure and in-substance foreclosures are transferred to Other Real Estate Owned ("OREO") and recorded at the lower of the outstanding loan balance at the time of acquisition or the estimated market value. Market value is determined on the basis of the properties being disposed of in the normal course of business and not on a liquidation or distress basis. Loan losses arising from the acquisition of such properties are charged against the allowance for losses. Gains or losses arising from the sale of OREO are reflected in current operations.

Note 7 - Interest Bearing Deposits:

     Certificates of deposit in excess of $100,000 totaled $30,954 and $31,203 at June 30, 1996 and December 31, 1995 respectively.

Note 8 - Commitments and Contingent Liabilities:

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 1996, commitments to extend credit and standby letters of credit aggregated $49,257. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

     As of December 31, 1995, the common stock outstanding was 2,244,339. During the first two quarters, the Company granted options to purchase an aggregate of 3,525 shares under the incentive stock option plan and also issued 9,324 shares to the dividend reinvestment plan. During the second quarter, the Company granted and issued 5,185 shares under a restricted stock agreement dated March 28, 1996. The Company purchased and retired 7,012 shares during the first two quarters of 1996. As of June 30, 1996, the common stock outstanding was 2,255,361.

Note 10 - Earnings Per Share:

     Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at June 30, 1996 was 2,250,549 and 2,240,081 at December 31, 1995.

     Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

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

     For the second quarter of 1996, First National Corporation ("the Corporation") had consolidated net income of $1,399,000, an increase of 19.3 percent over the $1,173,000 earned in the second quarter of 1995. Earnings per share amounted to $0.62 for the three months ended June 30, 1996, a 19.2 percent increase over the $0.52 per share earned in the second quarter of 1995. Net income for the first six months of 1996 was $2,796,000, an increase of 20.9 percent over the $2,313,000 earned for the same period in 1995. Earnings per share amounted to $1.24 for the six months ended June 30, 1996, a 20.4 percent increase over the $1.03 per share earned in the first six months of 1995.

NET INTEREST INCOME

     For the second quarter of 1996, net interest income was $5,017,000 compared to $4,293,000 for the same period in 1995. This is an increase of $724,000 or 16.9 percent. Net interest income for the first six months of 1996 was $9,751,000 compared to $8,499,000 for the same period in 1995. This represents an increase of $1,252,000 or 14.7 percent. This increase resulted from a 12.1 percent increase in loan outstandings, net of unearned income, when compared to the first six months of 1995.

     The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first six months of 1995, the year to date taxable equivalent yield on earning assets was 7.97 percent. During the same period of 1996, the yield decreased to 7.93 percent, or a decrease of 4 basis points. The cost of the liabilities used to support these earning assets increased 1 basis point from
3.88 percent in 1995 to 3.89 percent in 1996. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

     For the first six months net interest margins decreased form 4.75 percent in 1995 to 4.66 percent in 1996. The impact of interest-free funds for the same period decreased from .66 percent to .62 percent or a decrease of 4 basis points.

Management's Discussion Continued...

     The largest category of earning assets is loans. At the end of the second quarter 1996, loans outstanding, less unearned income, were $261,539,000 compared to $247,883,000 at December 31, 1995. This represents an increase of $13,656,000 or 5.5 percent. For the second quarter ended June 30, 1996, interest and fees on loans were $6,149,000 compared to $5,271,000 for the comparable period in 1995, an increase of $878,000 or 16.7 percent. For the six months ended June 30, 1996, interest and fees on loans were $12,065,000 compared with $10,336,000 for the same period in 1995. This represents an increase of $1,729,000 or 16.7 percent.

     The major volume increase in the loan portfolio was in real estate-mortgage loans. For the first six month period ended June 30, 1996, mortgage loans increased $9,748,000 or 6.5 percent when compared to December 31, 1995. Of this increase $4,578,000 was secured by nonfarm nonresidential properties and $3,236,000 was secured by 1-4 family residential properties when compared to December 31, 1995. This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends as well as favorable mortgage interest rates. The Company has no foreign loans nor loans for highly leveraged transactions.

     For the six months ended June 30, 1996, loans averaged $254,313,000 and yielded 9.17 percent on a taxable equivalent basis compared to $227,556,000 with a taxable equivalent yield of 9.36 percent or a decrease of 19 basis points for the year ended December 31, 1995.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

     At June 30, 1996, investment securities were $147,474,000 compared to $151,496,000 at December 31, 1995. This is a decrease of $4,022,000 or 2.7 percent. Funds generated in the reduction of the investment portfolio were used to fund the Company's loan growth.

     For the second quarter ended June 30, 1996, investment income was $2,092,000 compared with $1,794,000 for the comparable period in 1995, a net increase of $289,000 or 16.6 percent. For the six month period ended June 30, 1996, investment income was $4,134,000 compared with $3,508,000 for the same period in 1995, a net increase of $626,000 or 17.8 percent. Management attributes this increase in income to higher yields on investment securities.

     At the end of the second quarter 1996, securities averaged $149,397,000 and yielded 5.94 percent on a taxable equivalent basis, compared to $142,614,000 with a yield of 5.85 percent for the year ended December 31, 1995, resulting in a 9 basis point increase in yield.

Management's Discussion Continued...

     As of June 30, 1996, the Company had unrealized gains in the U.S. Treasury and agency portfolio of $102,000 and in the municipal portfolio $406,000. Also at June 30, 1996, the Company had an unrealized loss of $1,575,000 in the U. S. Treasury and agency portfolio and a $294,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized loss at June 30, 1996 of approximately $1,066,000 on the $70,552,000 of securities denoted as available-for-sale.

     For the first six months ended June 30, 1996, the Company had a $2,000 realized gain due to called municipal bonds.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

     During the first six months of 1996, interest-bearing liabilities averaged $350,025,000 and carried an average rate of 3.89 percent. This compares to an average level of $316,629,000 with a rate of 3.96 percent at December 31, 1995 or a decrease of 7 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended June 30, 1996 was $300,000 compared to $120,000 for the same period in 1995 which represents a 150.0 percent increase. For the six month period ended June 30, 1996, the provision for loan loss was $520,000 compared to $240,000 for the same period in 1995 which represents a 116.7 percent increase. The increase in the provision for loan losses was due to several factors. These factors include continued strong loan growth. The allowance for loan losses was $4,295,000 or 1.64 percent of outstanding loans at June 30, 1996 compared to
1.49 percent of outstanding loans at year-end 1995.

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicated the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

     Other real estate owned includes certain real estate acquired as a result of foreclosure as well as amounts reclassified as in-substance foreclosures. For the period ended June 30, 1996, other real estate owned was $44,000 compared to $151,000 at December 31, 1995. This increase resulted from the sale of several real estate properties.

Management's Discussion Continued...

     Management anticipates that the level of charge-offs for 1996 will be near or below the levels of 1995. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the second quarter of 1996 was $1,294,000 compared to $942,000 for the same period in 1995, representing an increase of $352,000 or 37.4 percent. For the first six months of 1996 noninterest income was $2,607,000 compared to $1,935,000 for the same period in 1995, representing an increase of $672,000 or 34.7 percent. During the first six months of 1996, service charges and fee income increased $549,000 or 37.9 percent. This was primarily due to the increase in service fees on deposit accounts implemented during the fourth quarter of 1995. Other service charges, commissions and fees for the first six months of 1996 increased $127,000 or 27.4 percent compared to the same period in 1995. This increase can be primarily attributed to the increase in the real estate mortgage loan origination fee income.

     Noninterest expense for the second quarter of 1996 was $3,949,000 compared to $3,458,000 for the same period in 1995, representing an increase of $491,000 or 14.2 percent. For the six months ended June 30, 1996, noninterest expense was $7,828,000 compared to $6,939,000, an increase of $889,000 or 12.8 percent. Salaries and employee benefits for the second quarter ended June 30, 1996 increased $258,000 or 13.5 percent compared to the same period in 1995. For the first six months of 1996 salaries and employee benefits increased $412,000 or 10.8 percent compared to the same period in 1995. Amortization expense on intangible assets increased $81,000 or 105.2 percent compared to the same period in 1995. For the six months ended June 30, 1996, amortization expense on intangible assets increased $160,000 or 104.5 percent compared to the same period in 1995. This is the direct result of acquiring two branches from NationsBank in June 1995. Other expenses increased $240,000 or 29.2 percent for the second quarter of 1996 compared to the same period in 1995. For the six months ended June 30, 1996, other expenses increased $488,000 or 28.9 percent compared to the same period in 1995. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

NET INCOME

     Net income was up 19.3 percent for the second quarter of 1996 when compared to the same period in 1995. For the six months ended June 30, 1996, net income was up 20.9 percent compared to the same period in 1995. The $1,252,000 or 14.7 percent increase in net interest income and the $672,000 or 34.7 percent increase in noninterest income for the six months ended June 30, 1996 as compared to the same period in 1995 were the primary factors in the growth in net income.

Management's Discussion Continued...

CAPITAL RESOURCES AND LIQUIDITY

     To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the second quarter, 1996, stockholder's equity was $41,299,000 compared to $39,777,000 at December 31, 1995.

     In connection with its sponsorship of the organization of the National Bank of York County, the Company borrowed $2,000,000 from a third party financial institution and $2,500,000 provided by First National Corporation from available funds. The Company is offering for sale up to 170,000 shares of $5.00 par value common stock at a price of $27.00 per share. Proceeds from this offering will by used first to reimburse First National Corporation for expenses of this offering, second to repay as much as possible of the borrowed funds, third to reimburse First National Corporation as much as possible of its $2,500,000 of contributed funds, and finally, for general corporate purposes of First National Corporation.

     The Company and subsidiary are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at June 30, 1996 was 15.1 percent compared to 15.3 percent at December 31, 1995. The total capital ratio was 16.4 percent at June 30, 1996 compared to 16.6 percent at December 31, 1995.

     In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At June 30, 1996, First National Corporation's leverage ratio was 9.2 percent, compared to 9.1 percent at December 31, 1995. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

Management's Discussion Continued...

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

     Not Applicable

Item 3.  Defaults Upon Senior Securities:

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

     Not Applicable

Item 5.  Other Information:

     Not Applicable

Item 6.  Exhibits and Reports of Form 8-K:

     (a) Exhibit 3 - Articles of Incorporation

     (b) Exhibit 27 - Financial Data Schedule

     (c) Reports on Form 8-K:  None

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST NATIONAL CORPORATION




Date:  AUGUST 14, 1996             C. JOHN HIPP, III
                                   President & Chief Executive Officer





Date:  AUGUST 14, 1996             W. LOUIS GRIFFITH
                                   Principal Accounting Officer and
                                   Chief Financial Officer

                               EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION OF EXHIBIT

    3                    Articles of Incorporation          Attached

   27                    Financial Data Schedule            Attached