Form 10-Q
period 1996-09-30
FIRST NATIONAL CORP /SC/
filed 1996-11-06
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                            September 30, 1996

                                 Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1996       Commission File Number 0-13663

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

                               YES X  NO


     Indicate the number of shares outstanding of each of issuer's class of securities.


                  CLASS                OUTSTANDING as of September 30, 1996
     (Common Stock, $5 par value)                   2,423,709

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Consolidated Balance Sheet -
          September 30, 1996 and December 31, 1995

          Consolidated Statement of Income -
          Three and Nine Months Ended
          September 30, 1996 and 1995

          Consolidated Statement of Cash Flows -
          Nine Months Ended
          September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K:  None

                      PART I - FINANCIAL INFORMATION

Item l.  Financial Statements



                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)



                                                  9-30-96       12-31-95
ASSETS                                        (In Thousands) (In Thousands)

Cash and due from banks                          $28,615          $24,144

Federal funds sold                                     0                0

Investment securities - Note 2

  Securities held-to-maturity

    Total (fair value of $71,219 in 1996
      and $96,594 in 1995)                        71,300           95,660

  Securities available-for-sale, at fair
    value                                         81,449           55,836

      Total investment securities                152,749          151,496

Loans - Note 3                                   277,329          250,423

  Less:  Unearned income                           2,883            2,540

         Allowance for loan losses-Note 4          4,497            3,703

         Loans, net                              269,949          244,180

Premises and equipment                            10,265            8,250

Intangible assets                                  3,113            3,489

Other real estate - Note 6                            52              151

Other assets                                       4,920            4,612

     TOTAL ASSETS                               $469,663         $436,322

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY                9-30-96        12-31-95
                                              (In Thousands) (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest-bearing                            $65,024          $56,735

  Interest-bearing - Note 7                      334,196          311,580

     TOTAL DEPOSITS                              399,220          368,315

Federal funds purchased & securities
 sold under agreement to repurchase               20,939           25,833

Other liabilities                                  2,517            2,397

     TOTAL LIABILITIES                           422,676          396,545

Commitments & Contingent liabilities - Note 8

Shareholders' equity:

  Common stock - $5 par value; authorized
  5,000,000 shares; issued and outstanding
  2,423,709 shares in 1996 and 2,244,339
  shares in 1995 - Note 9                         12,119           11,222

  Additional paid-in capital                      20,140           16,260

  Retained earnings                               15,185           12,241

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                           (457)              54

     TOTAL SHAREHOLDERS' EQUITY                   46,987           39,777

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $469,663         $436,322

                        FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                        3 Months Ended     9 Months Ended
                                       09-30-96 09-30-95  09-30-96 09-30-95
                                        (In Thousands)     (In Thousands)
Interest income:
  Interest & fees on loans              $6,352   $5,741   $18,417  $16,077
  Interest & dividends on investment sec.:
    Taxable income                       1,726    1,665     4,993    4,401
    Non-taxable income                     409      449     1,263    1,209
    Dividends on stock                       6        6        19       18
  Interest on federal funds sold           116       11       444      435
      Total interest income              8,609    7,872    25,136   22,140

Interest expense:
  Interest on deposits                   3,170    2,997     9,254    8,131
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                             314      335     1,006      970
      Total interest expense             3,484    3,332    10,260    9,101

      Net interest income                5,125    4,540    14,876   13,039
    Provisions for loan losses - Note 4    269      100       789      340
      Net interest income after provision
        for loan losses                  4,856    4,440    14,087   12,699

Noninterest income:
  Service charges on deposit accounts      956      784     2,954    2,233
  Other service charges commissions, fees  304      231       895      695
  Investment securities, gains (losses)     (9)       9        (7)      11
  Other operating income                     9        8        25       28
      Total noninterest income           1,260    1,032     3,867    2,967

Noninterest expense:
  Salaries & employee benefits           2,335    1,936     6,547    5,736
  Occupancy expense of bank premises-net   225      239       743      664
  Furniture & equipment expense - net      344      325       954      840
  Amortization expense-Intangible assets   163      177       476      330
  FDIC insurance premium                     0      180         0      539
  Other expense                          1,052      989     3,227    2,676
      Total noninterest expense          4,119    3,846    11,947   10,785

Income before income taxes               1,997    1,626     6,007    4,881
  Applicable income taxes                  611      447     1,825    1,389
      Net Income                        $1,386   $1,179    $4,182   $3,492

Net income per common share - Note 10    $0.61    $0.53     $1.84    $1.56

Cash dividends per common share          $0.19    $0.17     $0.55    $0.50

                        FIRST NATIONAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                          9 Months Ended    9 Months Ended
                                              09-30-96          09-30-95
                                           (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                             $         4,182   $        3,492
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Depreciation and amortization       1,156               991
      Provision for loan losses             789               340
      Provision for deferred taxes            0                81
      Increase (decrease) in reserve for
        income taxes-current               (457)             (127)
      (Gain) loss on sale of premises
        and equipment                         0                (3)
      (Increase) decrease in interest
        receivables                           7              (875)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                      43               (68)
      Increase (decrease) in interest
        payable                             121               527
      (Increase) decrease in miscellaneous
        assets                             (171)           (3,076)
      (Increase) decrease in prepaid
        assets                              226               291
      Increase (decrease) in other
        liabilities                         454               202
          Total adjustments                        2,168           (1,717)
          Net cash provided by operating
            activities                   $         6,350   $        1,775

Consolidated Statement of Cash Flows - Continued.......


                                          9 Months Ended    9 Months Ended
                                              09-30-96          09-30-95
                                           (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity            $47,533           $22,678
  Purchase of investment securities
    held-to-maturity                        (7,283)          (20,583)
  Proceeds from maturities of investment
    securities available-for-sale           12,308             2,618
  Purchase of investment securities
    available-for-sale                     (54,678)          (27,693)
  Net (increase) decrease in customer
    loans                                  (26,874)          (32,051)
  Additions to premises and equipment       (2,699)           (1,713)
  Proceeds from sale of premises and
    equipment                                    0                 3
  Recoveries from loans previously charged
    off                                        316               278
  (Increase) decrease in funds sold              0                 0
   Proceeds from issuance of debt            2,000                 0
   Repayment of debt                        (2,000)                0
       Net cash used in investing
         activities                                 (31,377)         (56,463)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                 30,905            40,031
  Purchase of treasury stock                  (125)                0
  Sale of common stock                       4,902                 0
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                 (4,894)           13,981
  Dividends paid                            (1,239)           (1,018)
       Net cash provided by financing
         activities                                  29,549           52,994

Net increase (decrease) in cash and
  cash equivalents                                    4,522           (1,694)

Cash and cash equivalents at beginning
  of year                                            24,144           23,046

Cash and cash equivalents at end of
  reporting period                         $         28,666  $        21,352

                          FIRST NATIONAL CORPORATION


Note 1 - Basis of Presentation:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Investment Securities:

        The following is the amortized cost and fair value of investment securities held-to-maturity at September 30, 1996 and December 31, 1995:

                                  09-30-96                    12-31-95
                               Gross  Gross                Gross  Gross
                         Amort Unreal Unreal Fair    Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value   Cost  Gains  Losses Value
     U S Treasury
       securities       20,211   18   (29)  20,200    34,323   203   (65)  34,461

     Obligations of
       U S government
       agencies & corps 17,380   60  (339)  17,101    23,875   212   (86)  24,001

     Obligations of state
       and political
       subdivisions     33,709  406  (197)  33,918    37,462   714   (44)  38,132

     Other securities       0    0     0        0         0      0     0       0

         Total          71,300  484  (565)  71,219    95,660 1,129  (195)  96,594

Note 2 - Continued...

     The following is the amortized cost and fair value of securities available-for-sale at September 30, 1996 and December 31, 1995:

                                 09-30-96                    12-31-95
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value
     U S Treasury
       securities       23,047    2   (223)  22,826  15,448   188     0   15,636

     Obligations of
       U S government
       agencies & corps 58,528   54   (569)  58,013  39,826   188  (289)  39,725

     Other securities      610    0      0      610     475     0     0      475

         Total          82,185   56   (792)  81,449  55,749   376  (289)  55,836

        Investment securities with an aggregate amortized cost of $54,285 on September 30, 1996 and $55,126 on December 31, 1995, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   9-30-96   12-31-95

     Commercial, financial & agricultural       45,316    42,000
     Real estate - construction                  7,899     5,792
     Real estate - mortgage                    164,938   148,853
     Consumer                                   58,126    52,670
     All other                                   1,050     1,108
       Total loans, gross                      277,329   250,423

     As of September 30, 1996, and December 31, 1995, the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $5,669 and $7,342 respectively. The following is an analysis of the activity with respect to loans to related parties for the nine months ended September 30, 1996:

          Balance, beginning of period       7,342
            Add:
              New loans:                     9,972
            Deduct:
              Payments                      11,645
            Other changes                        0
          Balance, end of period             5,669

Note 4 - Allowance for Loan Losses:

                                                          Amount
                                                   09-30-96      12-31-95

     Balance, beginning of period (year)            3,703          3,194
       Add:
         Recoveries                                   316            356
           Provisions for loan losses charged
             to income                                789            844
               Total                                4,808          4,394
       Deduct:
         Loans charged off                            311            691
     Balance, end of period (year)                  4,497          3,703

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

Note 7 - Interest Bearing Deposits:

     Certificates of deposit in excess of $100,000 totaled $34,801 and $31,203 at September 30, 1996 and December 31, 1995 respectively.

Note 8 - Commitments and Contingent Liabilities:

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 1996, commitments to extend credit and standby letters of credit aggregated $57,093. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock

     As of December 31, 1995, the common stock outstanding was 2,244,339. During the first three quarters, the Company granted options to purchase an aggregate of 5,025 shares under the incentive stock option plan and also issued 14,139 shares to the dividend reinvestment plan. During the second quarter, the Company granted and issued 5,185 shares under a restricted stock agreement dated March 28, 1996. The Company purchased and retired 14,179 shares during the first three quarters of 1996. As a result of a stock offering, the Company has sold and issued 169,200 shares of First National Corporation stock during the third quarter of 1996. The proceeds from this offering are to be used to purchase all the common stock of the newly formed National Bank of York County. As of September 30, 1996, the common stock outstanding was 2,423,709.

Note 10 - Earnings Per Share:

     Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at September 30, 1996 was 2,276,348 and 2,240,081 at December 31, 1995.

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

     First National Corporation opened its second bank, the National Bank of York County, on July 11, 1996 in Rock Hill, South Carolina to join its existing bank, First National Bank, Orangeburg, South Carolina. A second office of National Bank of York County was opened in Fort Mill, South Carolina on September 18, 1996.

     For the third quarter of 1996, First National Corporation ("The Corporation") had consolidated net income of $1,386,000, an increase of 17.6 percent over the $1,179,000 earned in the third quarter of 1995. Earnings per share amounted to $0.61 for the three months ended September 30, 1996, a 15.1 percent increase over the $0.53 per share earned in the third quarter of 1995. Net income for the first nine months of 1996 was $4,182,000 an increase of 19.8 percent over the $3,492,000 earned for the same period in 1995. Earnings per share amounted to $1.84 for the nine months ended September 30, 1996, a 17.9 percent increase over the 1.56 per share earned in the first nine months of 1995.

NET INTEREST INCOME

     For the third quarter of 1996, net interest income was $5,125,000 compared to $4,540,000 for the same period in 1995. This is an increase of $585,000 or 12.9 percent. Net interest income for the first nine months of 1996 was $14,876,000 compared to $13,039,000 for the same period in 1995. This represents an increase of $1,837,000 or 14.1 percent. This increase resulted from a 14.2 percent increase in loan outstandings, net of unearned income, when compared to the first nine months of 1995.

     The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first nine months of 1995, the year to date taxable equivalent yield on earning assets was 7.95 percent. During the same period of 1996, the yield decreased to 7.93 percent, or a decrease of 2 basis points. The cost of the liabilities used to support these earnings assets decreased 3 basis points from 3.92 percent in 1995 to 3.89 percent in 1996. Interest rates paid on interest-bearing liabilities decreased at approximately the same rate as yields on earning assets.

Management's Discussion Continued...

     For the first nine months net interest margins decreased from 4.68 percent in 1995 to 4.66 percent in 1996. The impact of interest-free funds for the same period decreased from .65 percent to .62 percent or a decrease of 3 basis points.

     The largest category of earning assets is loans. At the end of the third quarter 1996, loans outstanding, less unearned income, were $274,446,000 compared to $247,883,000 at December 31, 1995. This represents an increase of $26,563,000 or 10.7 percent. For the third quarter ended September 30, 1996, interest and fees on loans were $6,352,000 compared to $5,741,000 for the comparable period in 1995, an increase of $611,000 or 10.6 percent. For the nine months ended September 30, 1996, interest and fees on loans were $18,417,000 compared with $16,077,000 for the same period in 1995. This represents an increase of $2,340,000 or 14.6 percent.

     The major volume increase in the loan portfolio was in real estate-mortgage loans. For the first nine month period ended September 30, 1996, mortgage loans increased $16,085,000 or 10.8 percent when compared to December 31, 1995. Of this increase $7,909,000 was secured by nonfarm nonresidential properties and $5,734,000 was secured by 1-4 family residential properties when compared to December 31, 1995. This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends as well as the opening of the National Bank of York County and the Bluffton Branch of First National Bank. The Company has no foreign loans nor loans for highly leveraged transactions.

     For the nine months ended September 30, 1996, loans averaged
$264,067,000 and yielded 9.11 percent on a taxable equivalent basis compared to $227,556,000 with a taxable equivalent yield of 9.36 percent or a decrease of 25 basis points for the year ended December 31, 1995.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

     At September 30, 1996, investment securities were $152,749,000 compared to $151,496,000 at December 31, 1995. This is an increase of $1,253,000 or
 .8 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

     For the third quarter ended September 30, 1996, investment income was $2,141,000 compared with $2,120,000 for the comparable period in 1995, a net increase of $21,000 or 1.0 percent. For the nine month period ended September 30, 1996, investment income was $6,275,000 compared with $5,628,000 for the same period in 1995, a net increase of $647,000 or 11.5 percent. Management attributes this increase in income to higher yields on investment securities.

Management's Discussion Continued...

     At the end of the third quarter 1996, securities averaged $152,353,000 and yielded 5.95 percent on a taxable equivalent basis, compared to $142,614,000 with a yield of 5.85 percent for the year ended December 31, 1995, resulting in a 10 basis point increase in yield.

     As of September 30, 1996, The Company had unrealized gains in the U. S. Treasury and agency portfolio of $134,000 and in the municipal portfolio $406,000. Also at September 30, 1996, the Company had an unrealized loss of $1,160,000 in the U. S. Treasury and agency portfolio and a $197,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" for the investment portfolio, and showed a net unrealized loss at September 30, 1996 of approximately $736,000 on the $80,839,000 of securities denoted as available-for-sale.

     For the first nine months ended September 30, 1996, the Company had a $7,000 realized loss due to called municipal bonds.

     Although securities classified as available-for-sale may be sold from time to tome to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

     During the first nine months of 1996, interest-bearing liabilities averaged $354,419,000 and carried a rate of 3.86 percent. This compares to an average level of $316,629,000 with a rate of 3.96 percent at December 31, 1995 or a decrease of 10 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended September 30, 1996 was $269,000 compared to $100,000 for the same period in 1995 which represents a 169.0 percent increase. For the nine month period ended September 30, 1996, the provision for loan losses was $789,000 compared to $340,000 for the same period in 1995 which represents a 132.1 percent increase. The increase in the provision for loan losses was due to several factors. These factors include continued strong loan growth and the funding of the provision for loan losses for the National Bank of York County. The allowance for loan losses was $4,497,000 or 1.64 percent of outstanding loans at September 30, 1996 compared to 1.49 percent of outstanding loans at year-end 1995.

Management's Discussion Continued...

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

     Other real estate owned includes certain real estate acquired as a result of foreclosure as well as amounts reclassified as in-substance foreclosures. For the period ended September 30, 1996, other real estate owned was $52,000 compared to $151,000 at December 31, 1995. This decrease resulted from the sale of several real estate properties.

     Management anticipates that the level of charge-offs for 1996 will be below the levels of 1995. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the third quarter of 1996 was $1,260,000 compared to $1,032,000 for the same period in 1995, representing an increase of $228,000 or 22.1 percent. For the first nine months of 1996 noninterest income was $3,867,000 compared to $2,967,000 for the same period in 1995, representing an increase of $900,000 or 30.3 percent. During the first nine months of 1996, service charges and fee income increased $721,000 or 32.3 percent. This was primarily due to the increase in service fees on deposit accounts implemented during the fourth quarter of 1995. Other service charges, commissions and fees for the first nine months of 1996 increased $200,000 or 28.8 percent compared to the same period in 1995. This increase can be primarily attributed to the increase in the real estate mortgage loan origination fee income.

     Noninterest expense for the third quarter of 1996 was $4,119,000 compared to $3,846,000 for the same period in 1995, representing an increase of $273,000 or 7.1 percent. For the nine months ended September 30, 1996, noninterest expense was $11,947,000 compared to $10,785,000, an increase of $1,162,000 or 10.8 percent. Salaries and employee benefits for the third quarter ended September 30, 1996 increased $399,000 or 20.6 percent compared to the same period in 1995. For the first nine months of 1996 salaries and employee benefits increased $811,000 or 14.1 percent compared to the same period in 1995. This increase in salaries and benefits can be largely attributed to the opening of the National Bank of York County and the Bluffton branch of First National during the third quarter of 1996.

Management's Discussion Continued...

Amortization expense on intangible assets decreased $14,000 or 7.9 percent compared to the same period in 1995. For the nine months ended September 30, 1996, amortization expense on intangible assets increased $146,000 or 44.2 percent compared to the same period in 1995. This is the direct result of acquiring two branches from NationsBank in June 1995. Other expenses increased $63,000 or 6.4 percent for the third quarter of 1996 compared to the same period in 1995. For the nine months ended September 30, 1996, other expenses increased $551,000 or 20.6 percent compared to the same period in 1995. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

NET INCOME

     Net income was up 17.6 percent for the third quarter of 1996 when compared to the same period in 1995. For the nine months ended September 30, 1996, net income was up 19.8 percent compared to the same period in 1995.
The $1,837,000 or 14.1 percent increase in net interest income and the $900,000 or 30.3 percent increase in noninterest income for the nine months ended September 30, 1996 as compared to the same period in 1995 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

     To date the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the third quarter, 1996, stockholder's equity was $46,987,000 compared to $39,777,000 at December 31, 1995. The growth in 1996 includes the proceeds from the issuance of 169,200 shares sold under a stock subscription dated July 19, 1996.

     During the third quarter the Company sold 169,200 shares of $5.00 par value common stock at a price of $27.00 per share. The proceeds from this sale was used to payoff the $2,000,000 loan which was borrowed from a third party financial institution and the $2,500,000 contribution of available funds from First National Corporation used to organize the National Bank of York County.

     The Company and subsidiary are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at September 30, 1996 was 16.1 percent compared to 15.3 percent at December 31, 1995. The total capital ratio was 17.3 percent at September 30, 1996 compared to 16.6 percent at December 31, 1995.

Management's Discussion Continued...

     In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite group rating as determined by its regulators. At September 30, 1996, First National Corporation's leverage ratio was 9.3 percent compared to 9.1 percent at December 31, 1995. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

                       PART II - OTHER INFORMATION

Item l.  Legal Proceedings:

     Neither First National Corporation nor its subsidiaries, First National Bank and National Bank of York County, is a party to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities:

     Not Applicable

Item 3.  Defaults Upon Senior Securities:

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

     Not Applicable

Item 5.  Other Information:

     Not Applicable

Item 6.  Exhibits and Reports of Form 8-K:

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST NATIONAL CORPORATION




Date: November 6, 1996             C. John Hipp, III
                                   -----------------------------------
                                   President & Chief Executive Officer




Date: November 6, 1996             W. Louis Griffith
                                   -----------------------------------
                                   Principle Accounting Officer and
                                   Chief Financial Officer

                               EXHIBIT INDEX



EXHIBIT NO.              DESCRIPTION OF EXHIBIT

    27                   Financial Data Schedule             Attached