Form 10-K
period 1996-12-31
FIRST NATIONAL CORP /SC/
filed 1997-03-28
CIK 764038

Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996, Commission file number 000-13663

First National Corporation
Incorporated in the State of South Carolina
I.R.S. Employer Identification No.: 57-0799315
Address:  950 John C. Calhoun Drive, S.E.
Orangeburg, South Carolina 29115
Telephone: (803) 534-2175

Securities registered pursuant to Section 12(b) of the Act: Common Stock - $5.00 par value

Securities registered pursuant to Section 12 (g) of the Act: None.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates at February 28, 1997 was $84,995,625 based on the sale price of $39.00 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 28, 1997 was 2,551,091.

Documents Incorporated by Reference

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 22, 1997, are incorporated by reference into
Part III.

Form 10-K Cross-Reference Index

Part I                                                                   Page
Item 1 - Business .................................................        3
Item 2 - Properties ...............................................       11
Item 3 - Legal Proceedings ........................................       12
Item 4 - Submission of Matters to a Vote of
           Security Holders .......................................       12

Part II
Item 5 - Market for Registrant's Common Equity
           and Related Stockholder Matters ........................       12
Item 6 - Selected Financial Data ..................................       12
Item 7 - Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ..........................................       12
Item 8 -  Financial Statements
           and Supplementary Data .................................       12
Item 9 - Changes in and Disagreements with
           Accountants on Accounting
           and Financial Disclosure ...............................       12

Part III
Item 10 -  Directors and Executive Officers
             of the Registrant ....................................         *
Item 11 -  Executive Compensation .................................         *
Item 12 -  Security Ownership of Certain
             Beneficial Owners and
             Management ...........................................         *
Item 13 -  Certain Relationships and
Related Transactions ..............................................         *

Part IV
Item 14 -  Exhibits, Financial Statement
             Schedules, and Reports on
             Form 8-K .............................................       13

*Incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders

Introduction

     The following discussion is provided to assist the reader in understanding the operation and financial position of the Corporation. Information in this review should be read in conjunction with the consolidated financial statements and accompanying footnotes.

Part I

Item 1.  Business

Description of business

     First National Corporation (the "Company"), is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of First National Bank, which opened for business in 1934, and 100% of National Bank of York County, which opened for business in 1996. At the close of business on December 31, 1992 First National Corporation acquired 120,000 outstanding shares of Santee Cooper State Bank in a stock exchange transaction accounted for as a pooling-of-interests.

     In June, 1995, First National Bank completed the purchase of two branches of another commercial bank in Colleton County, South Carolina. In August, 1996, a branch was opened in Beaufort County, South Carolina.

     The Company engages in no significant operations other than the ownership of its subsidiaries.

     Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for business, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have an adverse effect on the Company. The Company does not have foreign loans.

Territory Served and Competition

     First National Bank conducts its business from twenty locations in thirteen South Carolina towns. National Bank of York County conducts its business from two locations in two South Carolina towns. In their markets, the Banks encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and the Banks and many have substantially greater resources than the Company.

     As a bank holding company, the Company is a legal entity separate and distinct from its bank subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiary through dividends, fees for services performed and interest on advances and loans.

Employees

     The Company does not have any salaried employees. As of December 31, 1996, the Banks had 281 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan for employees.

Executive Officers of the Company

     C. John Hipp, III (Age 45). Mr. Hipp has served as President of the Company and First National Bank since April 1994. From 1991 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

     L. D. Westbury (Age 64.) Mr. Westbury has served as Chairman of the Board of the Company and First National Bank since April 1994. Mr. Westbury served as President of the Company and First National Bank from November 1986 to March 1994, as Executive Vice President of First National Bank from May until November 1986, and as Senior Vice President of First National Bank from April 1975 until May 1986.

     Robert R. Horger (Age 46). Mr. Horger was named Vice Chairman of the Company and First National Bank in April 1994, and was named to the Company Board in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid.

     James C. Hunter, Jr. (Age 54). Mr. Hunter has served as Secretary and Treasurer of the Company since May 1986 and as Executive Vice President of First National Bank since April 1993. He served as Senior Vice President of First
National Bank from May 1987 until April 1993, and Vice President of First National Bank from March 1976 until May 1987.

     W. Louis Griffith (Age 45). Mr. Griffith has served as Chief Financial Officer of the Company since October 1995, and as Senior Vice President and Chief Financial Officer of First National Bank since December 1994. He served as Vice President and Chief Financial Officer of First National Bank from August until December 1994, and as Vice President of First National Bank from March 1986 until August 1994.

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

Bank Holding Company Regulation

     The Company is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System ("Federal Reserve"), and is subject to supervision by the Federal Reserve under the Bank Holding Company Act ("BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company, and may examine the Company's Bank subsidiaries.

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

     As stated above, the Company is a legal entity separate and distinct from its subsidiary banks. Various legal limitations place restrictions on the ability of First National Bank and National Bank of York County to lend or otherwise supply funds to the Company. The Company and the Banks are subject to
Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Banks also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

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

     Congress has enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Obligations of Holding Company to its Subsidiary Banks

     Under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1996, the Company, First National Bank and National Bank of York County had leverage ratios of 9.5%, 8.1% and 22.4% respectively, and total risk adjusted capital ratios of 17.1%, 14.8% and 33.3%, respectively.

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

     The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. OCC regulations provide that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the level of net profits available for the payment of dividends.

     The payment of dividends by the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the OCC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     The Banks' dividends are paid to the Company. From those dividends the Board of Directors of the Company may elect to pay dividends to the shareholders of the Company. Accordingly, any restriction on the ability of the Banks to pay dividends will indirectly restrict the ability of the Company to pay dividends.

Bank Regulation

     First National Bank and National Bank of York County are subject to supervision and examination by the OCC. The OCC regulates and monitors all areas of the banks' operations, including loans, mortgages, issuance of securities, capital adequacy, payment of dividends, and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject also to state usury laws and certain federal laws concerning interest rates. First National Bank and National Bank of York County are members of the Federal Reserve System, and their deposits are insured by the FDIC up to the maximum permitted by law.

     Under present law, First National Bank and National Bank of York County currently may establish and operate branches throughout the State of South Carolina, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

Insurance of Deposits

     As FDIC-insured institutions, First National Bank and National Bank of York County are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

     Effective December 11, 1996, the FDIC implemented a risk-based assessment schedule that provides for assessments ranging from 0.00% to 0.27% of a BIF insured institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments currently are set at 0.00% for the first half of 1997.

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

     FDICIA required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

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

FDICIA also required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have issued

Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Company does not expect the Guidelines to materially change current operations of First National Bank or National Bank of York County.

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

Community Reinvestment Act

     The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting the community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. First National Bank received a rating of "outstanding" in its most recent evaluation.

     The federal banking agencies, including the OCC, have issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks are required to collect and report to the OCC extensive demographic and loan data.

     For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Banks and Company, the OCC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria:
(1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments; (2) the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

     A bank may also submit a strategic plan to the OCC and be evaluated on its performance under the plan.

Other Laws and Regulations

     Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet its obligations to provide for the total credit needs of the communities it serves, including investing its assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     From time to time, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or to the extent to which the business of the Company and its subsidiaries may be affected thereby.

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

Item 2.  Properties

The Company owns no real property. First National Bank's main office and Registrant's executive offices are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These quarters are owned by First National Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. The Bank owns twenty-six other properties and leases four properties, substantially all of which are used for branch locations or housing other operational units of the Bank.

National Bank of York County owns the property located at 1127 Ebenezer Road, Rock Hill, South Carolina. National Bank of York County also leases one property, all of which is used as a branch.

Although the properties leased and owned are generally considered adequate, there is a continuing program of modernization, expansion, and as needs materialize, the occasional replacement of facilities.

Item 3.  Legal Proceedings

     Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders in the fourth quarter of the Company's fiscal year.

PART II

Item 5.  Market  for the Registrant's  Common  Equity  and  Related  Shareholder
         Matters

     A portion of the information required by this item is set forth on the inside front cover of the Company's 1996 Annual Report to Shareholders under the heading "STOCK INFORMATION," which information is incorporated herein by reference.

     In 1996, the Company issued 5,025 shares upon exercise of options pursuant to the Company's stock option plan. The shares were issued to the following persons on the dates and at the prices indicated:

Name                  Date                  Price
W. Ralph Bailey       1/9/96                $14.17
George H. McDaniel    2/20/96               $14.17
L. D. Westbury        8/15/96               $14.17

     Such shares were issued without registration in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because of the small number of persons to whom shares were issued, such persons' knowledge of the Company, and the fact that the issuance did not involve a public offering.

Item 6.  Selected Financial Data

     The information required by this item is set forth on page 3 in the Company's 1996 Annual Report to Shareholders under the heading "CONSOLIDATED FINANCIAL HIGHLIGHTS," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth on pages 6 through 28 in the Company's 1996 Annual Report to Shareholders under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements required by this item are set forth on pages 29 through 61 in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference. Supplementary Financial Data pursuant to 17 C.F.R. Section 229.302 is not required because the Registrant does not meet the requisite tests under 17. C.F.R. 302(a)(5).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     Not applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to directors of the Registrant is set forth under the heading "ELECTION OF DIRECTORS" on pages 4 and 5 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of the Shareholders, which information is incorporated herein by reference. Information about executive officers is set forth under Item 1 hereof.

Item 11.  Executive Compensation

     The  information  required  by this  item is set forth  under  the  heading
"EXECUTIVE COMPENSATION," "INFORMATION PERTAINING TO STOCK OPTION PLANS," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "BOARD REPORT ON EXECUTIVE OFFICER COMPENSATION," "OTHER BENEFIT PROGRAMS - DEFINED BENEFIT PENSION PLAN," and "SHAREHOLDER PERFORMANCE GRAPH," and the related tables on pages 6 through 14 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under the heading "PRINCIPAL SHAREHOLDERS" on pages 2 and 3 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is set forth under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 15 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

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

    3.  Exhibits

Exhibit    Description of Exhibit
No.

3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996).
3.2 Bylaws of the Registrant, as amended (incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31,
     1995).
10.1 First National Corporation Incentive Stock Option Plan of 1992 (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).
10.2 First National Corporation Executive Incentive Compensation Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).
10.3 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692).
10.4 First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders).
10.5 Employment Agreement between the Registrant and C. John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995).
13 Portions of the 1996 Annual Report to Shareholders incorporated by reference in Form 10-K.
21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).
23   Consent of J. W. Hunt and Company, LLP.
27   Financial Data Schedule.
(b)  No reports were filed on Form 8-K during the Fourth Quarter of 1996.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orangeburg and State of South Carolina, on the 13th day of March, 1997.

First National Corporation

By
C. John Hipp, III
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 13th, 1997.

s/C. John Hipp, III
C. John Hipp, III
President and Chief Executive Officer

s/W. Louis Griffith
W. Louis Griffith
Chief Financial Officer

s/Charles W. Clark
Charles W. Clark
Director

s/W. B. Cox
W. B. Cox
Director

s/C. Parker Dempsey
C. Parker Dempsey
Director

s/E. Everett Gasque, Jr.
E. Everett Gasque, Jr.
Director

s/John L. Gramling, Jr.
John L. Gramling, Jr.
Director

s/Robert R. Hill, Jr.
Robert R. Hill, Jr.
Director

s/Robert R. Horger
Robert R. Horger
Director

s/R. H. Jennings, III
R. H. Jennings, III
Director

s/J. C. McAlhany
J. C. McAlhany
Director
s/Dick Gregg McTeer
Dick Gregg McTeer
Director

s/Harry M. Mims, Jr.
Harry M. Mims, Jr.
Director

s/E. V. Mirmow, Jr.
E. V. Mirmow, Jr.
Director

s/M. Maceo Nance, Jr.
M. Maceo Nance, Jr.
Director

s/Ralph W. Norman
Ralph W. Norman
Director

s/Anne H. Oswald
Anne H. Oswald
Director

s/James W. Roquemore
James W. Roquemore
Director

s/Johnny E. Ward
Johnny E. Ward
Director

s/A. Dewall Waters
A. Dewall Waters
Director

s/L. D. Westbury
L. D. Westbury
Director

                                 EXHIBIT INDEX

Exhibit    Description of Exhibit
No.

3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996).
3.2 Bylaws of the Registrant, as amended (incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31,
     1995).
10.1 First National Corporation Incentive Stock Option Plan of 1992 (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).
10.2 First National Corporation Executive Incentive Compensation Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).
10.3 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692).
10.4 First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders).
10.5 Employment Agreement between the Registrant and C. John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995).
13 Portions of the 1996 Annual Report to Shareholders incorporated by reference in Form 10-K.
21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).
23   Consent of J. W. Hunt and Company, LLP.
27   Financial Data Schedule.
(b)  No reports were filed on Form 8-K during the Fourth Quarter of 1996.