Form 10-Q
period 1997-03-31
FIRST NATIONAL CORP /SC/
filed 1997-05-13
CIK 764038

FIRST NATIONAL CORPORATION
                      Financial Statements

                          (Form 10-Q)

                         March 31, 1997

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended MARCH 31, 1997         Commission File Number 0-13663

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

                                 YES 'X'  NO


  Indicate the number of shares outstanding of each of issuer's class of securities.


               CLASS                  OUTSTANDING as of March 31, 1997
     Common Stock, $5 par value               2,551,091

                          FIRST NATIONAL CORPORATION


                                     INDEX



  Part I:   Financial Information

            Item 1 - Financial Statements

                 Consolidated Balance Sheet -
                 March 31, 1997 and December 31, 1996

                 Consolidated Statement of Income -
                 Three Months Ended
                 March 31, 1997 and 1996

                 Consolidated Statement of Cash Flows -
                 Three Months Ended
                 March 31, 1997 and 1996

                 Notes to Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations


  Part II:  Other Information

            Item 1 - Legal Proceedings

            Item 6 - Exhibits and Reports on Form 8-K

                 (a) Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K: None

                        PART I - FINANCIAL INFORMATION

  Item l.  Financial Statements

                          FIRST NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



  ASSETS                                            3-31-97        12-31-96
                                                (Dollars in thousands)

Cash and due from banks                         $ 27,313         $ 28,824

Federal funds sold                                16,450                0

Investment securities - Note 2

  Securities held-to-maturity (fair value of
    $59,090 in 1997 and $65,504 in 1996)          58,993           65,197

  Securities available-for-sale, at fair value   109,776           95,684

    Total Investment securities                  168,769          160,881

Loans - Note 3                                   307,931          296,865

  Less:  Unearned income                          (3,494)          (3,246)

         Allowance for loan losses - Note 4       (5,022)          (4,705)

         Loans, net                              299,415          288,914

Premises and equipment                            10,800           10,848

Intangible assets                                  2,903            2,962

Other real estate - Note 6                            46               63

Other assets                                       6,137            5,140

     TOTAL ASSETS                               $531,833         $497,632

Consolidated Balance Sheets - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY
                                                 3-31-97        12-31-96
                                                  (Dollars in thousands)
LIABILITIES:

Deposits in domestic offices:

  Noninterest-bearing                           $ 69,196         $ 67,232

  Interest-bearing - Note 7                      372,155          346,921

      Total deposits                             441,351          414,153

Federal funds purchased & securities
  sold under agreement to repurchase              38,139           32,547

Other liabilities                                  3,381            2,586

      TOTAL LIABILITIES                          482,871          449,286

Commitments & contingent liabilities - Note 8

STOCKHOLDERS' EQUITY:

  Common stock - $5 par value; authorized
    5,000,000 shares; issued and outstanding
    2,551,091 shares in 1997, and 2,550,024
    shares in 1996 - Note 9                       12,756           12,750

  Additional paid-in capital                      22,881           22,856

  Retained earnings                               13,910           12,790

  Unrealized gain (loss) on securities available-
    for-sale, net of applicable deferred income
    taxes                                           (585)             (50)

      TOTAL STOCKHOLDERS' EQUITY                  48,962           48,346

      TOTAL LIABILITIES & STOCKHOLDER'S EQUITY  $531,833         $497,632

                       FIRST NATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                                     3 Months Ended
                                                  03-31-97     03-31-96
                                                 (Dollars in thousands,
                                                 except per share data)
Interest income:
  Interest & fees on loans                       $6,899        $5,916
  Interest & dividends on investment sec.:
    Taxable income                                2,027         1,576
    Non-taxable income                              409           460
  Dividends on stock                                 17             6
  Interest on federal funds sold                    207           196
      Total Interest income                       9,559         8,154

Interest expense:
  Interest on deposits                            3,504         3,068
  Interest on federal funds purchased &
    securities sold under agreements to
    repurchase                                      465           352
      Total Interest Expense                      3,969         3,420

      Net Interest Income                         5,590         4,734

Provision for loan losses - Note 4                  284           220
      Net interest income after provision
        for loan losses                           5,306         4,514

Noninterest income:
  Service charges on deposit accounts             1,005           986
  Other service charges commissions, fees           490           319
  Other operating income                             10             8
      Total noninterest income                    1,505         1,313

Noninterest expense:
  Salaries & employee benefits                    2,427         2,044
  Occupancy expense of bank premises-net            326           274
  Furniture & equipment expense - net               386           294
  Amortization expense-Intangible assets            145           155
  Other expense                                   1,214         1,112
      Total noninterest expense                   4,498         3,879

Income before income taxes                        2,313         1,948
Applicable income taxes                             708           551
      Net Income                                 $1,605        $1,397

Net income per common share - Note 10            $0.63         $0.59
Cash dividends per common share                  $0.19         $0.18

                        FIRST NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          3 Months Ended     3 Months Ended
                                              03-31-97          03-31-96
                                                (Dollars in thousands)

Cash flows from operating activities:
  Net income                                $      1,605    $        1,397
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation and amortization        418              357
        Provision for loan losses            284              220
        Provision for deferred taxes           0              123
        Increase (decrease) in reserve
          for income taxes - current         707              496
        (Gain) loss on sale of premises
          and equipment                        0                0
        (Increase) decrease in interest
          receivables                       (305)             (22)
        Increase (decrease) in accumulated
          premium amortization and discount
          accretion - net                    (32)            (361)
        Increase (decrease) in interest
          payable                            212               19
        (Increase) decrease in miscellaneous
          assets                             (21)              32
        (Increase) decrease in prepaid
          assets                            (339)             247
        Increase (decrease) in other
          liabilities                       (197)             (43)
            Total adjustments                        727             1,068
            Net cash provided by operating
              activities                           2,332             2,465

Consolidated Statements of Cash Flows - Continued.......

                                          3 Months Ended     3 Months Ended
                                             03-31-97          03-31-96
                                               ( Dollars in thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity             7,476           25,556
  Purchase of investment securities
    held-to-maturity                       (1,238)          (1,048)
  Proceeds from maturities of investment
    securities available-for-sale           5,967            4,316
  Purchase of investment securities
    available-for-sale                    (20,923)         (27,731)
  Net (increase) decrease in customer
    loans                                 (10,885)         (4,646)
  Additions to premises and equipment        (225)           (413)
  Proceeds from sale of premises and
    equipment                                   0               0
  Recoveries from loans previously charged
    off                                       100              83
  (Increase) decrease in funds sold       (16,450)        (16,000)
            Net cash used in investing
              activities                          (36,178)          (19,883)


Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                27,198          11,071
  Sale of common stock                         30             172
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                 5,592           5,458
  Dividends paid                             (485)           (404)
            Net cash provided by financing
              activities                           32,335            16,297

Net increase (decrease) in cash and cash
  equivalents                                      (1,511)           (1,121)

Cash and cash equivalents at beginning of
  year                                            $28,824           $24,144

Cash and cash equivalents at end of period        $27,313           $23,023

                         FIRST NATIONAL CORPORATION



Note 1 - Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All dollar amounts are stated in thousands, except per share data.

Note 2 - Investment Securities:

    The following is the amortized cost and fair value of investment securities held-to-maturity at March 31, 1997 and December 31, 1996:

                             03-31-97                       12-31-96
                            Gross  Gross                   Gross  Gross
                      Amort Unreal Unreal  Fair     Amort  Unreal Unreal  Fair
                      Cost  Gains  Losses  Value    Cost   Gains  Losses  Value

  U S Treasury
    securities         9,686    18    (13)   9,691   13,794   50     (2)  13,842

  Obligations of
    U S government
    agencies & corps  16,185    50   (182)  16,053   16,825   70   (167)  16,728

  Obligations of state
    and political
    subdivisions      33,122   357   (133)  33,346   34,578   432   (76)  34,934

      Total           58,993   425   (328)  59,090   65,197   552  (245)  65,504

Note 2 - Continued...

        The following is the amortized cost and fair value of securities available-for-sale at March 31, 1997 and December 31, 1996:

                                03-31-97                     12-31-96
                            Gross  Gross                   Gross  Gross
                      Amort Unreal Unreal Fair       Amort Unreal Unreal Fair
                      Cost  Gains  Losses Value      Cost  Gains  Losses Value

  U S Treasury
    securities       28,545    1    (235)   28,311   24,094    27    (62)  24,059

  Obligations of
    U S government
    agencies & corps 81,564   75    (784)   80,855   71,061   224   (270)  71,015

  Other securities      610    0       0       610      610     0      0      610

    Total           110,719   76  (1,019)  109,776   95,765   251   (332)  95,684

       Investment securities with an aggregate amortized cost of $77,699 on March 31, 1997 and $65,885 on December 31, 1996, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   3-31-97  12-31-96

     Commercial, financial & agricultural      49,354    46,392
     Real Estate - construction                 9,898     9,625
     Real estate - mortgage                   183,364   178,544
     Consumer                                  61,821    59,058
       Total loans                            304,437   293,619

    As of March 31, 1997 and December 31, 1996 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $7,978 and $7,945 respectively. The following is an analysis of the activity with respect to loans to related parties for the three months ended March 31, 1997.

         Balance, beginning of period       7,945
         Add:
           New loans                          244
         Deduct:
           Payments                           211
         Other changes                          0
         Balance, end of period             7,978

Note 4 - Allowance for Loan Losses:
                                                 Amount
                                           03-31-97   12-31-96

    Balance, beginning of period (year)     4,705       3,703
      Add:
        Recoveries                             99         374
        Provisions for loan losses charged
          to income                           284       1,319
            Total                           5,088       5,396
      Deduct:
        Loans charged off                      66         691
    Balance, end of period (year)           5,022       4,705

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

    For impairment recognized in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114),"Accounting By Creditors For Impairment Of A Loan", the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

Note 5 - Adoption of Statement of Financial Accounting Standards No. 114 and No. 118:

    Effective January 1, 1995, the bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114),"Accounting By Creditors For Impairment Of A Loan", and Statement of Financial Accounting Standards No. 118 (SFAS 118),"Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures". These statements require creditors to account for impaired loans, except for those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.

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

Note 6 - Other Real Estate:

    Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to Other Real Estate Owned ("OREO") and recorded at the lower of the outstanding loan balance at the time of acquisition or the estimated market value. Market value is determined on the basis of the properties being disposed of in the normal course of business and not on a liquidation or distress basis. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Gains or losses arising from the sale of OREO are reflected in current operations.

Note 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $46,880 and $38,616 at March 31, 1997 and December 31, 1996 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 1997, commitments to extend credit and standby letters of credit aggregated $54,869. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

    As of December 31, 1996, the common stock outstanding was 2,550,024. During the first quarter, the Company granted options to purchase an aggregate of 1,060 shares under the incentive stock option plan. As of March 31, 1997, the common stock outstanding was 2,551,091 shares.

Note 10 - Earnings Per Share:

    Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at March 31, 1997, was 2,551,020 and 2,434,849 at December 31, 1996.

    Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

                        FIRST NATIONAL CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    First National Corporation opened its second bank, the National Bank of York County, on July 11, 1996 in Rock Hill, South Carolina to join its existing bank, First National Bank, Orangeburg, South Carolina. A second office of National Bank of York County was opened in Fort Mill, South Carolina on September 18, 1996.

    For the first quarter of 1997, First National Corporation (" the Corporation ") had consolidated net income of $1,605,000, an increase of 14.9 percent over the $1,397,000 earned in the first quarter of 1996. Earnings per share amounted to $0.63 for the three months ended March 31, 1997, a 6.8 percent increase over the $0.59 per share earned in the first quarter of 1996.

NET INTEREST INCOME

    For the first three months of 1997, net interest income was $5,590,000 compared to $4,734,000 for the same period in 1996. This is an increase of $856,000 or 18.1 percent. The increase resulted from a 20.6 percent increase in loan outstandings, net of unearned income, when compared to the first three months of 1996.

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 1996, the year to date taxable equivalent yield on earning assets was 7.86 percent. During the same period in 1997, the yield increased to 7.99 percent or an increase of 13 basis points. The cost of the liabilities used to support these earning assets increased 2 basis points from 3.92 percent in 1996 to 3.94 percent in 1997. Interest rates paid on interest-bearing liabilities increased less rapidly than yields on earning assets due primarily to lower yielding investment securities maturing and being replaced at higher yields.

    First quarter net interest margin increased from 4.54 percent in 1996 to
4.67 percent in 1997. The impact of interest-free funds for the same period increased from .61 percent to .62 percent or an increase of 1 basis point.

Management's Discussion Continued...

    The largest category of earning assets is loans. At the end of the first quarter 1997, loans outstanding, less unearned income, were $304,437,000 compared to $293,619,000 at December 31, 1996. This represents an increase of $10,818,000 or 3.7 percent. For the three months ended March 31, 1997 interest and fees on loans was $6,899,000 compared to $5,916,000 for the comparable period in 1996, an increase of $983,000 or 16.6 percent.

    The major volume increase in the loan portfolio was in commercial loans. For the first three month period ended March 31, 1997, commercial loans increased $3,128,000 or 8.2 percent when compared to December 31, 1996.
This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends as well as the opening of the National Bank of York County and the Bluffton branch of First National Bank. The Company has no foreign loans nor loans for highly leveraged transactions.

    For the three months ended March 31, 1997, loans averaged $283,368,000 and yielded 9.02 percent on a taxable equivalent basis compared to $261,448,000 with a taxable equivalent yield of 9.11 percent or a decrease of 9 basis points for the year ended December 31, 1996.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

    At March 31, 1997, investment securities were $168,769,000 compared to $160,881,000 at December 31, 1996. This is an increase of $7,888,000 or 4.9 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the three months ended March 31, 1997, investment income was $2,453,000 compared with $2,042,000 for the comparable period in 1996, a net increase of $411,000 or 20.1 percent. Management attributes this increase in income to higher volume and yields on investment securities.

    For the first quarter 1997, securities averaged $154,270,000 and yielded
6.29 percent on a taxable equivalent basis, compared to $149,453,000 with a yield of 6.10 percent for the year ended December 31, 1996, resulting in a 19 basis point increase in yield.

    As of March 31, 1997 the Company had unrealized gains in the U S
Treasury and agency portfolio, denoted as held-to-maturity, of $68,000 and in the municipal portfolio $357,000. Also at March 31, 1997, the Company had an unrealized loss of $195,000 in the U S Treasury and agency portfolio and an $133,000 unrealized loss in the municipal portfolio.

Management's Discussion Continued...

At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" for the investment portfolio, and showed a net unrealized loss at March 31, 1997 of approximately $943,000 on the $109,776,000 of securities denoted as available-for-sale.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

    During the first three months of 1997, interest-bearing liabilities averaged $382,360,000 and carried an average rate of 3.94 percent. This compares to an average level of $353,810,000 with an average rate of 3.90 percent at December 31, 1996 or an increase of 4 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three month period ended March 31, 1997 was $284,000 compared to $220,000 for the same period in 1996 which represents a 29.1 percent increase. The increase in the provision for loan losses was due primarily to continued strong loan growth. The allowance for loan losses was $5,022,000 or 1.65 percent of outstanding loans at March 31, 1997 compared to 1.60 percent of outstanding loans at year-end 1996.

    To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses in adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended March 31, 1997, other real estate owned was $46,000 compared to $63,000 at December 31, 1996. This decrease resulted from the sale of several real estate properties.

    Management anticipates that the level of charge-offs for 1997 will be near or below the levels of 1996. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

Management's Discussion Continued...

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the first quarter of 1997 was $1,505,000 compared to $1,313,000 for the same period in 1996, representing an increase of $192,000 or 14.6 percent. During the first quarter of 1997, other service charges, commissions and fees increased $171,000 or 53.6 percent compared to the same period in 1996. This increase can be primarily attributed to the increase in debit card fees as well as ATM fees charged on non-bank customer transactions.

    Noninterest expense for the first quarter of 1997 was $4,498,000 compared to $3,879,000, an increase of $619,000 or 16.0 percent. Salaries and employee benefits for the three month period ended March 31, 1997, increased $383,000 or 18.7 percent compared to the same period in 1996.
These increases can be largely attributed to the opening of the National Bank of York County and the Bluffton branch of First National Bank during the third quarter of 1996. Occupancy expense along with furniture and equipment expense increased $144,000 or 25.4 percent for the three month period ended March 31, 1997 when compared to the same period in 1996.

NET INCOME

    Net income was up 14.9 percent for the first three months of 1997 when compared to the same period in 1996. The $856,000 or 18.1 percent increase in net interest income and the $192,000 or 14.6 percent increase in noninterest income for the first quarter ended March 31, 1997 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

    To date the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the first quarter 1997, stockholder's equity was $48,962,000 compared to $48,346,000 at December 31, 1996.

    The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995 Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at March 31, 1997 was 15.3 percent compared to 15.8 percent at December 31, 1996. The total capital ratio was 16.6 percent at March 31, 1997 compared to 17.1 percent at December 31, 1996.

Management's Discussion Continued...

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At March 31, 1997, First National Corporation's leverage ratio was 9.1 percent, compared to 9.5 percent at December 31, 1996. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

                       PART II - OTHER INFORMATION


Item l.  Legal Proceedings:

    Neither First National Corporation nor its subsidiaries are part to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

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


                                  FIRST NATIONAL CORPORATION



Date: May 13, 1997                C. John Hipp, III
                                  President and Chief Executive Officer





Date: May 13, 1997                W. Louis Griffith
                                  Principal Accounting Officer and
                                  Chief Financial Officer

                               EXHIBIT INDEX


Exhibit No.        Description of Exhibit


  27               Financial Data Schedule                      Attached