Form 10-Q
period 1997-06-30
FIRST NATIONAL CORP /SC/
filed 1997-08-13
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                               June 30, 1997

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1997            Commission File Number 0-13663

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

                              YES "X"  NO


     Indicate the number of shares outstanding of each of issuer's class of securities.


               CLASS                      OUTSTANDING as of June 30, 1997
    Common Stock, $2.50 par value                     5,134,773

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               June 30, 1997 and December 31, 1996


               Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1997 and 1996

               Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1997 and 1996

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

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

               (A) Exhibit 3 - Articles of Incorporation

               (B) Exhibit 27 - Financial Data Schedule

               (C) Reports on Form 8-K: None

                      PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


ASSETS                                            6-30-97       12-31-96
                                              (In Thousands) (In Thousands)

Cash and due from banks                         $29,896          $28,824

Federal funds sold                                  507                0

Investment securities - Note 2

  Securities held-to-maturity (fair value
    of $52,968 in 1997 and $65,504 in 1996)      52,620           65,197

  Securities available-for-sale, at fair
    value                                       121,500           95,684

      Total investment securities               174,120          160,881


Loans - Note 3                                  326,847          296,865

  Less:  Unearned income                          3,671            3,246

         Allowance for loan losses-Note 4         5,178            4,705

         Loans, net                             317,998          288,914

Premises and equipment                           10,658           10,848

Intangible assets                                 2,746            2,962

Other real estate - Note 6                           43               63

Other assets                                      6,484            5,140

     TOTAL ASSETS                              $542,452         $497,632

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY               6-30-97        12-31-96
                                              (In Thousands) (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest bearing                           $69,154          $67,232

  Interest-bearing - Note 7                     378,586          346,921

     TOTAL DEPOSITS                             447,740          414,153

Federal funds purchased & securities
 sold under agreement to repurchase              40,310           32,547

Other liabilities                                 3,430            2,586

     TOTAL LIABILITIES                          491,480          449,286

Commitments & Contingent liabilities - Note 8

Shareholders' equity:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    5,134,773 shares in 1997 and 5,100,048
    shares in 1996 - Note 9                      12,837           12,750

  Additional paid-in capital                     23,018           22,856

  Retained earnings                              15,065           12,790

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                            52              (50)

     TOTAL SHAREHOLDERS' EQUITY                  50,972           48,346

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY  $542,452         $497,632

                           FIRST NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         3 Months Ended     6 Months Ended
                                       06-30-97 06-30-96  06-30-97 06-30-96
                                         (In Thousands)     (In Thousands)
Interest income:
  Interest and fees on loans           $7,424   $6,149   $14,323  $12,065
  Interest & dividends on investment sec.:
    Taxable income                      2,223    1,691     4,250    3,267
    Non-taxable income                    379      394       788      854
    Dividends on stock                     11        7        28       13
    Interest on federal funds sold        185      132       392      328
      Total Interest income            10,222    8,373    19,781   16,527

Interest expense:
  Interest on deposits                  3,841    3,016     7,345    6,084
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                            513      340       978      692
      Total interest expense            4,354    3,356     8,323    6,776

Net Interest Income                     5,868    5,017    11,458    9,751
  Provisions for loan losses - Note 4     314      300       598      520
    Net interest income after provisions
      for loan losses                   5,554    4,717    10,860    9,231

Noninterest income:
  Service charges on deposit accounts   1,045    1,012     2,050    1,998
  Other service charges commissions, fees 433      272       923      591
  Gains (losses) on investment securities   2        2         2        2
  Other operating income                   12        8        22       16
    Total noninterest income            1,492    1,294     2,997    2,607

Noninterest expense:
  Salaries & employee benefits          2,550    2,168     4,977    4,212
  Occupancy expense of bank premises -
    net                                   299      244       625      518
  Furniture & equipment expense - net     348      316       734      610
  Amortization expense-Intangible assets  166      158       311      313
  Other expense                         1,288    1,063     2,502    2,175
    Total noninterest expense           4,651    3,949     9,149    7,828

Income before income taxes              2,395    2,062     4,708    4,010
  Applicable income taxes                 753      663     1,461    1,214
    Net Income                         $1,642   $1,399    $3,247   $2,796

Net income per common share - Note 10  $0.32    $0.29     $0.64    $0.59

Cash dividends per common share        $0.095   $0.09     $0.19    $0.18

                        FIRST NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          6 Months Ended    6 Months Ended
                                             06-30-97          06-30-96
                                          (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                            $        3,247    $        2,796
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization        867               737
      Provision for loan losses            598               520
      Increase (decrease) in reserve
        for income taxes-current           116              (266)
      (Increase) decrease in interest
        receivables                       (596)             (111)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                    (37)              107
      Increase (decrease) in interest
        payable                            260               (86)
      (Increase) decrease in miscellaneous
        assets                             (36)             (116)
      (Increase) decrease in prepaid
        assets                            (672)              314
      Increase (decrease) in other
        liabilities                        285               326
          Total adjustments                        785             1,425
          Net cash provided by operating
            activities                  $        4,032    $        4,221

Consolidated Statement of Cash Flows - Continued.......


                                          6 Months Ended     6 Months Ended
                                              06-30-97          06-30-96
                                          (In Thousands)     (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity        $15,034           $39,218
  Purchase of investment securities
    held-to-maturity                    (2,422)           (4,180)
  Proceeds from maturities of investment
    securities available-for-sale        9,929             9,312
  Purchase of investment securities
    available-for-sale                 (35,577)          (41,588)
  Net (increase) decrease in customer
    loans                              (29,869)          (13,860)
  Additions to premises and equipment     (365)           (1,535)
  Recoveries from loans previously charged
    off                                    187               277
  (Increase) decrease in funds sold       (507)           (7,550)
          Net cash used in investing
            activities                         (43,590)          (19,906)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit             33,587             7,785
  Purchase of treasury stock                 0               (61)
  Sale of common stock                     250               312
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase              7,764             6,861
  Proceeds Issuance of Debt                  0             2,000
  Dividends paid                          (971)             (811)
    Net cash provided by financing
      activities                                40,630            16,086

Net increase (decrease) in cash and
  cash equivalents                               1,072               401

Cash and cash equivalents at beginning
  of year                                       28,824            24,144

Cash and cash equivalents at end of
  reporting period                             $29,896           $24,545

                       FIRST NATIONAL CORPORATION



NOTE 1 - Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All dollar amounts are stated in thousands, except per share data.

NOTE 2 - Investment Securities:

    The following is the amortized cost and fair value of investment securities held-to-maturity at June 30, 1997 and December 31, 1996:

                             06-30-97                     12-31-96
                             Gross  Gross                  Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value     Cost  Gains  Losses Value

   U S Treasury
     securities        7,684    27     0    7,711   13,794   50    (2)  13,842

   Obligations of
     U S government
     agencies & corps 14,663    48   (66)  14,645   16,825   70  (167)  16,728

   Obligations of state
     and political
     subdivisions     30,273   409   (70)  30,612   34,578  432   (76)  34,934

        Total         52,620   484  (136)  52,968   65,197  552  (245)  65,504

NOTE 2 - Continued...

        The following is the amortized cost and fair value of securities available-for-sale at June 30, 1997 and December 31, 1996:

                                 06-30-97                     12-31-96
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value

     U S Treasury
       securities       30,021   76   (62)  30,035   24,094    27   (62) 24,059

     Obligations of
       U S government
       agencies & corps 90,784  309  (238)  90,855   71,061   224  (270) 71,015

     Other securities      610    0     0      610      610     0     0     610

         Total         121,415  385  (300) 121,500   95,765   251  (332) 95,684

       Investment securities with an aggregate amortized cost of $89,056 on June 30, 1997, and $65,885 on December 31, 1996, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 3 - Loans:

     The following is a summary of loans at:   6-30-97   12-31-96

     Commercial, financial & agricultural       56,977     46,392
     Real Estate - construction                 10,299      9,625
     Real estate - mortgage                    189,950    178,544
     Consumer, net of unearned                  65,950     59,058
       Total loans                             323,176    293,619

    As of June 30, 1997 and December 31, 1996 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $12,088 and $7,945 respectively. The following is an analysis of the activity with respect to loans to related parties for the six months ended June 30, 1997:

         Balance, beginning of period      8,970
         Add:
           New loans                       8,051
         Deduct:
           Payments                        5,036
         Other changes                       103
         Balance, end of period           12,088

NOTE 4 - Allowance for Loan Losses:
                                                 Amount
                                           06-30-97   12-31-96

    Balance, beginning of period (year)     4,705       3,703
      Add:
        Recoveries                            186         374
        Provisions for loan losses charged
          to income                           598       1,319
            Total                           5,489       5,396
      Deduct:
        Loans charged off                     311         691
    Balance, end of period (year)           5,178       4,705

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

NOTE 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $45,347 and $38,616 at June 30, 1997 and December 31, 1996 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 1997, commitments to extend credit and standby letters of credit aggregated $61,175. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

    As of December 31, 1996, the common stock outstanding was 2,550,024. The board of directors of the Company approved a 2 for 1 stock split payable May 30, 1997. During the first and second quarters, the Company granted options to purchase an aggregate of 34,711 shares under the incentive stock option plan. As of June 30, 1997, the common stock outstanding was 5,134,773 shares.

Note 10 - Earnings Per Share:

    Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at June 30, 1997 was 5,108,461 and 4,869,698 at December 31, 1996.

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

     For the second quarter of 1997, First National Corporation ("the Corporation") had consolidated net income of $1,642,000, an increase of 17.4 percent over the $1,399,000 earned in the second quarter of 1996. Earnings per share amounted to $0.32 for the three months ended June 30, 1997, a 10.3 percent increase over the $0.29 per share earned in the second quarter of 1996. Net income for the first six months of 1997 was $3,247,000, an increase of 16.1 percent over the $2,796,000 earned for the same period in 1996. Earnings per share amounted to $0.64 for the six months ended June 30, 1997, a 8.5 percent increase over the $0.59 per share earned in the first six months of 1996.

NET INTEREST INCOME

     For the second quarter of 1997, net interest income was $5,868,000 compared to $5,017,000 for the same period in 1996. This is an increase of $851,000 or 17.0 percent. Net interest income for the first six months of 1997 was $11,458,000 compared to $9,751,000 for the same period in 1996. This represents an increase of $1,707,000 or 17.5 percent. This increase resulted from a 10.1 percent increase in loan outstandings, net of unearned income as well as an 8.2 percent increase in investment security outstandings, when compared to the first six months of 1996.

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first six months of 1996, the year to date taxable equivalent yield on earning assets was 7.93 percent. During the same period of 1997, the yield increased to 8.00 percent, or an increase of 7 basis points. The cost of the liabilities used to support these earning assets increased 13 basis points from 3.89 percent in 1996 to 4.02 percent in 1997. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

Management's Discussion Continued...

     For the first six months net interest margins decreased from 4.66 percent in 1996 to 4.62 percent in 1997. The impact of interest-free funds for the same period increased from .62 percent to .63 percent or an increase of 1 basis point.

     The largest category of earning assets is loans. At the end of the second quarter 1997, loans outstanding, less unearned income, were $323,176,000 compared to $293,619,000 at December 31, 1996. This represents an increase of $29,557,000 or 10.1 percent. For the second quarter ended June 30, 1997, interest and fees on loans were $7,424,000 compared to $6,149,000 for the comparable period in 1996, an increase of $1,275,000 or
20.7 percent. For the six months ended June 30, 1997, interest and fees on loans were $14,323,000 compared with $12,065,000 for the same period in 1996. This represents an increase of $2,258,000 or 18.7 percent.

    The major volume increase in the loan portfolio was in commercial and agricultural loans. For the first six month period ended June 30, 1997, commercial loans increased $10,585,000 or 22.8 percent when compared to December 31, 1996. This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends as well as the opening of the National Bank of York County and the Bluffton branch of First National Bank. The Company has no foreign loans nor loans for highly leveraged transactions.

     For the six months ended June 30, 1997, loans averaged $289,576,000 and yielded 9.03 percent on a taxable equivalent basis compared to $261,448,000 with a taxable equivalent yield of 9.11 percent or a decrease of 8 basis points for the year ended December 31, 1996.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

    At June 30, 1997, investment securities were $174,120,000 compared to $160,881,000 at December 31, 1996. This is an increase of $13,239,000 or 8.2 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the second quarter ended June 30, 1997, investment income was $2,613,000 compared with $2,092,000 for the comparable period in 1996, a net increase of $521,000 or 24.9 percent. For the six month period ended June 30, 1997, investment income was $5,066,000 compared with $4,134,000 for the same period in 1995, a net increase of $932,000 or 22.5 percent. Management attributes this increase in income to higher yields on investment securities.

Management's Discussion Continued...

    At the end of the second quarter 1997, securities averaged $156,899,000 and yielded 6.28 percent on a taxable equivalent basis, compared to $149,453,000 with a yield of 6.10 percent for the year ended December 31, 1996, resulting in an 18 basis point increase in yield.

    As of June 30, 1997, the Company had unrealized gains in the U.S. Treasury and agency portfolio denoted as held-to-maturity, of $75,000 and in the municipal portfolio $409,000. Also at June 30, 1997, the Company had an unrealized loss of $66,000 in the U. S. Treasury and agency portfolio and an $70,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized gain at June 30, 1997 of approximately $85,000 on the $121,500,000 of securities denoted as available-for-sale.

    For the first six months ended June 30, 1997, the Company had a $2,000 realized gain due to called municipal bonds.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

     During the first six months of 1997, interest-bearing liabilities averaged $388,590,000 and carried an average rate of 4.02 percent. This compares to an average level of $353,810,000 with a rate of 3.90 percent at December 31, 1996 or an increase of 12 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended June 30, 1997 was $314,000 compared to $300,000 for the same period in 1996 which represents a 4.7 percent increase. For the six month period ended June 30, 1997, the provision for loan loss was $598,000 compared to $520,000 for the same period in 1996 which represents a 15.0 percent increase. The increase in the provision for loan losses was due to continued strong loan growth.
The allowance for loan losses was $5,178,000 or 1.60 percent of outstanding loans at June 30, 1997 compared to 1.60 percent of outstanding loans at year-end 1996.

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicated the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

Management's Discussion Continued...

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended June 30, 1997, other real estate owned was $43,000 compared to $63,000 at December 31, 1996. This decrease resulted from the sale of several real estate properties.

    Management anticipates that the level of charge-offs for 1997 will be near or below the levels of 1996. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the second quarter of 1997 was $1,492,000 compared to $1,294,000 for the same period in 1996, representing an increase of $198,000 or 15.3 percent. For the first six months of 1997 noninterest income was $2,997,000 compared to $2,607,000 for the same period in 1996, representing an increase of $390,000 or 15.0 percent. During the first six months of 1997, other service charges, commissions, and fees increased $332,000 or 56.2 percent compared to the same period in 1996. This increase can be primarily attributed to the increase in debit card fees as well as ATM fees charged on non-bank customer transactions.

     Noninterest expense for the second quarter of 1997 was $4,651,000 compared to $3,949,000 for the same period in 1996, representing an increase of $702,000 or 17.8 percent. For the six months ended June 30, 1997, noninterest expense was $9,149,000 compared to $7,828,000, an increase of $1,321,000 or 16.9 percent. Salaries and employee benefits for the second quarter ended June 30, 1997 increased $382,000 or 17.6 percent compared to the same period in 1996. For the first six months of 1997 salaries and employee benefits increased $765,000 or 18.2 percent compared to the same period in 1996. Depreciation expense increased $87,000 or 15.5 percent for the second quarter of 1997 compared to the same period in 1996. For the six months ended June 30, 1997 depreciation expense increased $231,000 or 20.5 percent compared to the same period in 1996. These increases can be largely attributed to the opening of the National Bank of York County and the Bluffton branch of First National Bank during the third quarter of 1996. Other expenses increased $225,000 or 21.2 percent for the second quarter of 1997 compared to the same period in 1996. For the six months ended June 30, 1997, other expenses increased $327,000 or 15.0 percent compared to the same period in 1996. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

Management's Discussion Continued...

NET INCOME

     Net income was up 17.4 percent for the second quarter of 1997 when compared to the same period in 1996. For the six months ended June 30, 1997, net income was up 16.1 percent compared to the same period in 1996. The $1,707,000 or 17.5 percent increase in net interest income and the $390,000 or 15.0 percent increase in noninterest income for the six months ended June 30, 1997 as compared to the same period in 1996 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

     To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the second quarter, 1997, stockholder's equity was $50,972,000 compared to $48,346,000 at December 31, 1996.

     The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at June 30, 1997 was 14.8 percent compared to 15.8 percent at December 31, 1996. The total capital ratio was 16.1 percent at June 30, 1997 compared to 17.1 percent at December 31, 1996.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At June 30, 1997, First National Corporation's leverage ratio was 9.8 percent, compared to 9.5 percent at December 31, 1996. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

    Not Applicable

Item 3.  Defaults Upon Senior Securities:

    Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

    The annual shareholders meeting of the Registrant was held April 22, 1997 for the following purposes:

    (1)  To elect six (6) directors whose terms will expire in 2000.   The
         following directors were elected:

         Charles W. Clark                  Edward V. Mirmow, Jr.
         Dwight W. Frierson                Walter L. Tobin
         C. John Hipp, III                 Larry D. Westbury

         Elect two (2) directors whose terms will expire in 1999.
         The following directors were elected:

         Robert R. Hill, Jr.               Ralph W. Norman

         1,768,757 For       22,100 Withheld       39,582 Against

         Total against the following individually:

                   Charles W. Clark          5,975
                   Dwight W. Frierson       35,187
                   C. John Hipp, III         7,534
                   Edward V. Mirmow, Jr.     5,975
                   Walter L. Tobin          61,682
                   Larry D. Westbury         5,975
                   Robert R. Hill, Jr.       5,975
                   Ralph W. Norman           5,975

Item 4. Continued...

    (2) To adopt an amendment to the Company's Articles of Incorporation increasing from 5,000,000 to 20,000,000 the number of authorized shares of the Company's common stock:

         1,715,305 For       8,516 Withheld       50,911 Against

    (3) To ratify the appointment of J. W. Hunt and Company, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1997:

         1,763,789 For       9,706 Withheld        1,237 Against

Item 5.  Other Information:

    Not Applicable

Item 6.  Exhibits and Reports of Form 8-K:

    (A) Exhibit 3 - Articles of Amendment

    (B) Exhibit 27 - Financial Data Schedule

    (C) Reports on Form 8-K:  None

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST NATIONAL CORPORATION




Date:  August 12, 1997            C. JOHN HIPP, III
                                  PRESIDENT & CHIEF EXECUTIVE OFFICER





Date:  August 12, 1997            W. LOUIS GRIFFITH
                                  PRINCIPAL ACCOUNTING OFFICER AND
                                  CHIEF FINANCIAL OFFICER

                               EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION OF EXHIBIT

   3                    Articles of Amendment              Attached

  27                    Financial Data Schedule            Attached