Form 10-Q
period 1997-09-30
FIRST NATIONAL CORP /SC/
filed 1997-11-14
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                            September 30, 1997

                                 Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1997       Commission File Number 0-13663

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

                               YES X  NO


    Indicate the number of shares outstanding of each of issuer's class of securities.


                  CLASS                OUTSTANDING as of September 30, 1997
    (Common Stock, $2.50 par value)                   5,188,097

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

         Consolidated Balance Sheet -
         September 30, 1997 and December 31, 1996

         Consolidated Statement of Income -
         Three and Nine Months Ended
         September 30, 1997 and 1996

         Consolidated Statement of Cash Flows -
         Nine Months Ended
         September 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Part II: Other Information

         Item 1 - Legal Proceedings

         Item 6 - Exhibits and Reports of Form 8-K

           (a)  Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K:  None

                      PART I - FINANCIAL INFORMATION

Item l.  Financial Statements



                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


                                                  9-30-97        12-31-96
ASSETS                                        (In Thousands)  (In Thousands)

Cash and due from banks                          $29,160          $28,824

Federal funds sold                                 1,975                0

Investment securities - Note 2

  Securities held-to-maturity

    Total (fair value of $53,508 in 1997
      and $65,504 in 1996)                        53,011           65,197

  Securities available-for-sale, at fair
    value                                        120,401           95,684

      Total investment securities                173,412          160,881

Loans - Note 3                                   345,637          296,865

  Less:  Unearned income                          (3,655)          (3,246)

         Allowance for loan losses-Note 4         (5,426)          (4,705)

         Loans, net                              336,556          288,914

Premises and equipment                            10,559           10,848

Intangible assets                                  2,583            2,962

Other real estate - Note 6                            15               63

Other assets                                       5,473            5,140

     TOTAL ASSETS                               $559,733         $497,632

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY               9-30-97         12-31-96
                                              (In Thousands)  (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest-bearing                             $69,731          $67,232

  Interest-bearing - Note 7                       383,077          346,921

     TOTAL DEPOSITS                               452,808          414,153

Federal funds purchased & securities
 sold under agreement to repurchase                50,948           32,547

Other liabilities                                   3,080            2,586

     TOTAL LIABILITIES                            506,836          449,286

Commitments & Contingent liabilities - Note 8

Shareholders' equity:

  Common stock - $2.50 par value; authorized
  40,000,000 shares; issued and outstanding
  5,188,097 shares in 1997 and 5,100,048
  shares in 1996 - Note 9                          12,970           12,750

  Additional paid-in capital                       23,257           22,856

  Retained earnings                                16,255           12,790

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                             415              (50)

     TOTAL SHAREHOLDERS' EQUITY                    52,897           48,346

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY    $559,733         $497,632

                        FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                          3 Months Ended     9 Months Ended
                                         09-30-97 09-30-96  09-30-97 09-30-96
                                          (In Thousands)     (In Thousands)
Interest income:
  Interest & fees on loans                $7,929   $6,352   $22,252  $18,417
  Interest & dividends on investment sec.:
    Taxable income                         2,238    1,726     6,488    4,993
    Non-taxable income                       396      409     1,184    1,263
    Dividends on stock                         6        6        34       19
  Interest on federal funds sold              76      116       468      444
      Total interest income               10,645    8,609    30,426   25,136

Interest expense:
  Interest on deposits                     3,972    3,170    11,317    9,254
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                               548      314     1,526    1,006
      Total interest expense               4,520    3,484    12,843   10,260
      Net interest income                  6,125    5,125    17,583   14,876
    Provisions for loan losses - Note 4      275      269       873      789
      Net interest income after provision
        for loan losses                    5,850    4,856    16,710   14,087

Noninterest income:
  Service charges on deposit accounts      1,056      956     3,106    2,954
  Other service charges commissions, fees    518      304     1,441      895
  Investment securities, gains (losses)        0       (9)        2       (7)
  Other operating income                      15        9        37       25
      Total noninterest income             1,589    1,260     4,586    3,867

Noninterest expense:
  Salaries & employee benefits             2,708    2,335     7,685    6,547
  Occupancy expense of bank premises-net     329      225       954      743
  Furniture & equipment expense - net        375      344     1,109      954
  Amortization expense-Intangible assets     171      163       482      476
  Other expense                            1,380    1,052     3,882    3,227
      Total noninterest expense            4,963    4,119    14,112   11,947

Income before income taxes                 2,476    1,997     7,184    6,007
  Applicable income taxes                    770      611     2,231    1,825
      Net Income                          $1,706   $1,386    $4,953   $4,182

Net income per common share - Note 10      $0.33    $0.29     $0.96    $0.87

Cash dividends per common share            $0.10    $0.95     $0.29    $0.275

                        FIRST NATIONAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                          9 Months Ended    9 Months Ended
                                              09-30-97          09-30-96
                                           (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                           $          4,953  $         4,182
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Depreciation and amortization      1,341             1,156
      Provision for loan losses            873               789
      Provision for deferred taxes           0                 0
      Increase (decrease) in reserve for
        income taxes-current                75              (457)
      (Gain) loss on sale of premises
        and equipment                        0                (0)
      (Increase) decrease in interest
        receivables                       (697)                7
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                      8                43
      Increase (decrease) in interest
        payable                            277               121
      (Increase) decrease in miscellaneous
        assets                             (23)             (171)
      (Increase) decrease in prepaid
        assets                            (146)              226
      Increase (decrease) in other
        liabilities                        332               454
          Total adjustments                       2,040            2,168
          Net cash provided by operating
            activities                 $          6,993  $         6,350

Consolidated Statement of Cash Flows - Continued.......


                                          9 Months Ended    9 Months Ended
                                              09-30-97          09-30-96
                                           (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity        $17,716           $47,533
  Purchase of investment securities
    held-to-maturity                    (5,533)           (7,283)
  Proceeds from maturities of investment
    securities available-for-sale       19,965            12,308
  Purchase of investment securities
    available-for-sale                 (43,935)          (54,678)
  Net (increase) decrease in customer
    loans                              (48,809)          (26,874)
  Additions to premises and equipment     (569)           (2,699)
  Recoveries from loans previously charged
    off                                    294               316
  (Increase) decrease in funds sold     (1,975)                0
   Proceeds from issuance of debt            0             2,000
   Repayment of debt                         0            (2,000)
       Net cash used in investing
         activities                             (62,846)         (31,377)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit             38,654            30,905
  Purchase of treasury stock                 0              (125)
  Sale of common stock                     622             4,902
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase             18,401            (4,894)
  Dividends paid                        (1,488)           (1,239)
       Net cash provided by financing
         activities                              56,189           29,549

Net increase (decrease) in cash and
  cash equivalents                                  336            4,522

Cash and cash equivalents at beginning
  of year                                        28,824           24,144

Cash and cash equivalents at end of
  reporting period                     $         29,160  $        28,666

                         FIRST NATIONAL CORPORATION


Note 1 - Basis of Presentation:

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All dollar amounts are stated in thousands, except per share data.

Note 2 - Investment Securities:

       The following is the amortized cost and fair value of investment securities held-to-maturity at September 30, 1997 and December 31, 1996:

                               09-30-97                    12-31-96
                             Gross  Gross                Gross  Gross
                       Amort Unreal Unreal Fair    Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value    Cost  Gains  Losses Value

U S Treasury
  securities          7,432    35     0    7,467    13,794    50    (2)  13,842

Obligations of
  U S government
  agencies & corps   12,478    50   (26)  12,502    16,825    70  (167)  16,728

Obligations of state
  and political
  subdivisions       33,101   469   (31)  33,539    34,578   432   (76)  34,934

    Total            53,011   554   (57)  53,508    65,197   552  (245)  65,504

Note 2 - Continued...

    The following is the amortized cost and fair value of securities available-for-sale at September 30, 1997 and December 31, 1996:

                                 09-30-97                    12-31-96
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value

     U S Treasury
       securities       31,368   169   (1)  31,536   24,094    27   (62)  24,059

     Obligations of
       U S government
       agencies & corps 87,752   544  (41)  88,255   71,061   224  (270)  71,015

     Other securities      610     0    0      610      610     0     0      610

         Total         119,730   713  (42) 120,401   95,765   251  (332)  95,684

       Investment securities with an aggregate amortized cost of $100,028 on September 30, 1997 and $65,885 on December 31, 1996, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   9-30-97  12-31-96

     Commercial, financial & agricultural      63,568    46,392
     Real estate - construction                11,547     9,625
     Real estate - mortgage                   199,316   178,544
     Consumer, net of unearned                 67,551    59,058
       Total loans                            341,982   293,619

    As of September 30, 1997, and December 31, 1996, the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $8,969 and $7,945 respectively. The following is an analysis of the activity with respect to loans to related parties for the nine months ended September 30, 1997:

          Balance, beginning of period      8,970
            Add:
              New loans:                   14,518
            Deduct:
              Payments                    (10,871)
            Other changes                  (3,647)
          Balance, end of period            8,970

Note 4 - Allowance for Loan Losses:

                                                         Amount
                                                  09-30-97      12-31-96

     Balance, beginning of period (year)           4,705          3,703
       Add:
         Recoveries                                  294            374
           Provisions for loan losses charged
             to income                               873          1,319
               Total                               5,872          5,396
       Deduct:
         Loans charged off                          446             691
     Balance, end of period (year)                 5,426          4,705

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

Note 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $44,694 and $38,616 at September 30, 1997 and December 31, 1996 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 1997, commitments to extend credit and standby letters of credit aggregated $67,481. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock

    As of December 31, 1996, the common stock outstanding was 2,550,024. The board of directors of the Company approved a 2 for 1 stock split payable May 30, 1997. During the first and second quarters, the Company granted options to purchase an aggregate of 88,049 shares under the incentive stock option plan. As of September 30, 1997, the common stock outstanding was 5,188,097 shares.

Note 10 - Earnings Per Share:

    Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits. The number of weighted-average shares outstanding at September 30, 1997 was 5,132,457 and 4,869,698 at December 31, 1996.

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

    For the third quarter of 1997, First National Corporation ("The Corporation") had consolidated net income of $1,706,000, an increase of 23.1 percent over the $1,386,000 earned in the third quarter of 1996. Earnings per share amounted to $0.33 for the three months ended September 30, 1997, a
13.8 percent increase over the $0.29 per share earned in the third quarter of 1996. Net income for the first nine months of 1997 was $4,953,000 an increase of 18.4 percent over the $4,182,000 earned for the same period in 1996. Earnings per share amounted to $0.96 for the nine months ended September 30, 1997, a 10.3 percent increase over the 0.87 per share earned in the first nine months of 1996.

NET INTEREST INCOME

    For the third quarter of 1997, net interest income was $6,125,000 compared to $5,125,000 for the same period in 1996. This is an increase of $1,000,000 or 19.5 percent. Net interest income for the first nine months of 1997 was $17,583,000 compared to $14,876,000 for the same period in 1996. This represents an increase of $2,707,000 or 18.2 percent. This increase resulted from a 24.6 percent increase in loan outstandings, net of unearned income as well as an 13.5 percent increase in investment security outstandings, when compared to the first nine months of 1996.

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first nine months of 1996, the year to date taxable equivalent yield on earning assets was 7.93 percent. During the same period of 1997, the yield increased to 8.01 percent, or an increase of 8 basis points. The cost of the liabilities used to support these earning assets increased 17 basis points from 3.89 percent in 1996 to 4.06 percent in 1997. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

Management's Discussion Continued...

    For the first nine months net interest margins decreased from 4.66 percent in 1996 to 4.60 percent in 1997. The impact of interest-free funds for the same period increased from .62 percent to .64 percent or an increase of 2 basis points.

    The largest category of earning assets is loans. At the end of the third quarter 1997, loans outstanding, less unearned income, were $341,982,000 compared to $293,619,000 at December 31, 1996. This represents an increase of $48,363,000 or 16.5 percent. For the third quarter ended September 30, 1997, interest and fees on loans were $7,929,000 compared to $6,352,000 for the comparable period in 1996, an increase of $1,577,000 or
24.8 percent. For the nine months ended September 30, 1997, interest and fees on loans were $22,252,000 compared with $18,417,000 for the same period in 1996. This represents an increase of $3,835,000 or 20.8 percent.

    The major volume increase in the loan portfolio was in commercial and agricultural loans. For the first nine month period ended September 30, 1997, commercial loans increased $17,176,000 or 37.0 percent when compared to December 31, 1996. This increase in the loan portfolio was brought about due to a renewed confidence in overall economic trends as well as the opening of the National Bank of York County and the Bluffton Branch of First National Bank. The Company has no foreign loans nor loans for highly leveraged transactions.

    For the nine months ended September 30, 1997, loans averaged
$296,535,000 and yielded 8.99 percent on a taxable equivalent basis compared to $261,448,000 with a taxable equivalent yield of 9.11 percent or a decrease of 12 basis points for the year ended December 31, 1996.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

    At September 30, 1997, investment securities were $173,412,000 compared to $160,881,000 at December 31, 1996. This is an increase of $12,531,000 or
7.8 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the third quarter ended September 30, 1997, investment income was $2,640,000 compared with $2,141,000 for the comparable period in 1996, a net increase of $499,000 or 23.3 percent. For the nine month period ended September 30, 1997, investment income was $7,706,000 compared with $6,275,000 for the same period in 1996, a net increase of $1,431,000 or 22.8 percent. Management attributes this increase in income to higher yields on investment securities.

Management's Discussion Continued...

    At the end of the third quarter 1997, securities averaged $157,188,000 and yielded 6.29 percent on a taxable equivalent basis, compared to $149,453,000 with a yield of 6.10 percent for the year ended December 31, 1996, resulting in a 19 basis point increase in yield.

    As of September 30, 1997, The Company had unrealized gains in the U. S. Treasury and agency portfolio denoted as held-to-maturity, of $85,000 and in the municipal portfolio $469,000. Also at September 30, 1997, the Company had an unrealized loss of $26,000 in the U. S. Treasury and agency portfolio and a $31,000 unrealized loss in the municipal portfolio.

    At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" for the investment portfolio, and showed a net unrealized gain at September 30, 1997 of approximately $671,000 on the $120,401,000 of securities denoted as available-for-sale.

    For the first nine months ended September 30, 1997, the Company had a $2,000 realized gain due to called municipal bonds.

    Although securities classified as available-for-sale may be sold from time to tome to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

    During the first nine months of 1997, interest-bearing liabilities averaged $391,570,000 and carried an average rate of 4.06 percent. This compares to an average level of $353,810,000 with a rate of 3.90 percent at December 31, 1996 or an increase of 16 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three month period ended September 30, 1997 was $275,000 compared to $269,000 for the same period in 1996 which represents a 2.2 percent increase. For the nine month period ended September 30, 1997, the provision for loan loss was $873,000 compared to $789,000 for the same period in 1996 which represents a 10.6 percent increase. The increase in the provision for loan losses was due to continued strong loan growth. The allowance for loan losses was 5,426,000 or 1.59 percent of outstanding loans at September 31, 1997 compared to 1.60 percent of outstanding loans at year-end 1996.

Management's Discussion Continued...

    To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended September 30, 1997, other real estate owned was $15,000 compared to $63,000 at December 31, 1996. This decrease resulted from the sale of several real estate properties.

    Management anticipates that the level of charge-offs for 1997 will be near or below the levels of 1996. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the third quarter of 1997 was $1,589,000 compared to $1,260,000 for the same period in 1996, representing an increase of $329,000 or 26.1 percent. For the first nine months of 1997 noninterest income was $4,586,000 compared to $3,867,000 for the same period in 1996, representing an increase of $719,000 or 18.6 percent. During the first nine months of 1997, other service charges, commissions, and fees increased $546,000 or 61.0 percent compared to the same period in 1996. This increase can be primarily attributed to the increase in debit card fees as well as ATM fees charged on non-bank customer transactions.

    Noninterest expense for the third quarter of 1997 was $4,963,000 compared to $4,119,000 for the same period in 1996, representing an increase of $844,000 or 20.5 percent. For the nine months ended September 30, 1997, noninterest expense was $14,112,000 compared to $11,947,000, an increase of $2,165,000 or 18.1 percent. Salaries and employee benefits for the third quarter ended September 30, 1997 increased $373,000 or 16.0 percent compared to the same period in 1996. For the first nine months of 1997 salaries and employee benefits increased $1,138,000 or 17.4 percent compared to the same period in 1996. Occupancy expense along with furniture and equipment expense increased 135,000 or 23.7 percent for the third quarter of 1997 compared to the same period in 1996. For the nine months ended September 30, 1997 occupancy expense along with furniture and equipment expense increased $366,000 or 21.6 percent compared to the same period in 1996. These increases can be largely attributed to the opening of the National Bank of York County and the Bluffton branch of First National Bank during the third quarter of 1996. Other expenses increased $328,000 or 31.2 percent for the third quarter of 1997 compared to the same period in 1996. For the nine months ended June 30, 1997, other expenses increased $655,000 or 20.3 percent compared to the same period in 1996. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

Management's Discussion Continued...

NET INCOME

    Net income was up 23.1 percent for the third quarter of 1997 when compared to the same period in 1996. For the nine months ended September 30, 1997, net income was up 18.4 percent compared to the same period in 1996.
The $2,707,000 or 18.2 percent increase in net interest income and the $719,000 or 18.6 percent increase in noninterest income for the nine months ended September 30, 1997 as compared to the same period in 1996 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

    To date the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the third quarter, 1997, stockholder's equity was $52,897,000 compared to $48,346,000 at December 31, 1996.

     The corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ration at September 30, 1997 was 14.6 percent compared to 15.8 percent at December 31, 1996. The total capital ratio was 15.9 percent at September 30, 1997 compared to 17.1 percent at December 31, 1996.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. At September 30, 1997, First National Corporation's leverage ratio was 9.1 percent compared to 9.5 percent at December 31, 1996. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

OTHER

    Many existing computer programs use only two digits to identify a year in the data field. These Programs were designed and developed without considering the impact of the upcoming century. If uncorrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

    Certain of the Bank's systems may be affected by this so-called millennium bug. The Bank is investigating the extent to which its systems are affected and communicating with all of its computer vendors concerning timely and completed remedies for those systems that require modification. The Bank is also communicating with all third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures. The Bank has been taking and will continue to pursue all reasonably necessary steps to protect its operations and assets.

    Based upon discussions with its computer vendors and other third parties, the Bank does not expect that the cost of addressing the year 2000 issue, will be a material event or uncertainty that would cause its reported financial information not to be materially indicative of future operating results or future financial conditions.

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




                                  FIRST NATIONAL CORPORATION




Date: November 12, 1997            C. John Hipp, III
                                   -----------------------------------
                                   President & Chief Executive Officer




Date: November 10, 1997            W. Louis Griffith
                                   -----------------------------------
                                   Principle Accounting Officer and
                                   Chief Financial Officer

                               EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION OF EXHIBIT

    27                  Financial Data Schedule             Attached