Form 10-K405
period 1997-12-31
FIRST NATIONAL CORP /SC/
filed 1998-03-31
CIK 764038

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 001-12669

                           FIRST NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       SOUTH CAROLINA                                      57-0799315
-------------------------------                ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                         950 JOHN C. CALHOUN DRIVE, S.E.
                        ORANGEBURG, SOUTH CAROLINA 29115
          ------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (803) 534-2175
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK - $2.50 PAR VALUE                           AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at March 13, 1998 was $115,573,850 based on the closing sale price of $25.00 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 13, 1998 was 5,188,097.

                       Documents Incorporated by Reference

Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 are incorporated by reference into Part III.

                         Form 10-K Cross-Reference Index

                                                                                                                Page


                                     PART I

Item 1.    Business...............................................................................................1
Item 2.    Properties.............................................................................................9
Item 3.    Legal Proceedings......................................................................................9
Item 4.    Submission of Matters to a Vote of Security Holders...................................................10

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters(1)..........................10
Item 6.    Selected Financial Data(1)............................................................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations(1)..............10
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.............................................11
Item 8.    Financial Statements and Supplementary Data(1)........................................................11
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.................11

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant(2).................................................11
Item 11.   Executive Compensation(2).............................................................................11
Item 12.   Security Ownership of Certain Beneficial Owners and Management(2).....................................11
Item 13.   Certain Relationships and Related Transactions(2).....................................................12

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................12

------------------------

(1) Incorporated by reference to the Registrant's 1997 Annual Report to Shareholders.
(2) Incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         First National Corporation (the "Company") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of First National Bank, a national bank which opened for business in 1934, and 100% of National Bank of York County, a national bank which opened for business in 1996. The Company also is in the process of organizing Florence County National Bank, which will be a wholly owned subsidiary of the Company and plans to open for business on April 1, 1998. The Company engages in no significant operations other than the ownership of its subsidiaries.

         Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans.

TERRITORY SERVED AND COMPETITION

         First National Bank conducts its business from twenty locations in thirteen South Carolina towns. National Bank of York County conducts its business from two locations in two South Carolina towns. In their markets, First National Bank and National Bank of York County (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

         The primary market area to be served by Florence County National Bank will be the County of Florence, South Carolina and the immediately adjacent areas. In such market, the Company believes that Florence County National Bank will face competition as intense as the competition encountered by the Banks in their respective markets as described above.

         As a bank holding company, the Company is a legal entity separate and distinct from its bank subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans.

EMPLOYEES

         The Company does not have any salaried employees. As of December 31, 1997, the Banks had 281 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan for employees.

EXECUTIVE OFFICERS OF THE COMPANY

         C. John Hipp, III (Age 46). Mr. Hipp has served as President of the Company and First National Bank since April 1994. From 1991 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

         Robert R. Horger (Age 47). Mr. Horger was named Chairman of the Company and First National Bank in January 1998 and served as Vice Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid.

         L.D. Westbury (Age 65). Mr. Westbury has served as Vice Chairman of the Company and First National Bank since January 1998 and served as Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Westbury served as President of the Company and First National Bank from November 1986 to March 1994, as Executive Vice President of First National Bank from May 1986 until November 1986, and as Senior Vice President of First National Bank from April 1975 until May 1986.

         W. Louis Griffith (Age 46). Mr. Griffith has served as Chief Financial Officer of the Company since October 1995, and as Senior Vice President and Chief Financial Officer of First National Bank since December 1994. He served as Vice President and Chief Financial Officer of First National Bank from August until December 1994, and as Vice President of First National Bank from March 1986 until August 1994.

         James C. Hunter, Jr. (Age 55). Mr. Hunter has served as Secretary and Treasurer of the Company since May 1986 and as Executive Vice President of First National Bank since April 1993. He served as Senior Vice President of First National Bank from May 1987 until April 1993 and Vice President of First National Bank from March 1976 until May 1987.

         Dane H. Murray (Age 48). Mr. Murray has served as Executive Vice President of First National Bank since August 1997. Mr. Murray served as Senior Vice President of First National Bank from May 1987 until August 1997.

         Phil M. Smith (Age 45). Mr. Smith has served as Executive Vice President of First National Bank since February 1997. Mr. Smith served as Senior Vice President of First National Bank from April 1988 until February 1997.

SUPERVISION AND REGULATION

         GENERAL

         The Company is a registered "bank holding company" with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Each of the Banks is, and Florence County National Bank will be, organized as a national banking association and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, the Company and each of the Banks is, and Florence County National Bank will be, subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies and the South Carolina State Board of Financial Institutions (the "State Board"). The following discussion summarizes certain aspects of banking and other laws and regulations that affect the Company and its subsidiaries.

         Under the Bank Holding Company Act (the "BHC Act"), the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, under South Carolina law, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

         INTERSTATE BANKING

         In July 1994, South Carolina enacted legislation which effectively provided that, after June 30, 1996, out-of-state bank holding companies may acquire other banks or bank holding companies in South Carolina, subject to certain conditions. Further, pursuant to the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state, beginning in September 1995, without regard to the permissibility of such acquisition under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state, prior to the July 1, 1997 effective date, determined to "opt out" of coverage under this provision. In addition, the Interstate Banking and Branching Efficiency Act authorized a bank to open new branches in a state in which it does not already have banking operations if such state enacted a law permitting such "de novo" branching. Effective July 1, 1996, South Carolina law was amended to permit interstate branching but not de novo branching by an out-of-state bank. The Company believes that the foregoing legislation has increased takeover activity of South Carolina financial institutions by out-of-state financial institutions.

         OBLIGATIONS OF HOLDING COMPANY TO ITS SUBSIDIARY BANKS

         Under the policy of the Federal Reserve Board, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it otherwise might not desire or be able to do. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders', pro rata, and if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

         CAPITAL ADEQUACY

         The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

         The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1997, the Company, First National Bank and National Bank of York County had leverage ratios of 9.16%, 8.39% and 9.66%, respectively, and total risk adjusted capital ratios of 14.72%, 14.26% and 17.55%, respectively.

         FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal relatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA also imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan (see "--Obligations of Holding Company to its Subsidiary Banks," above). In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

         The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratios of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of a least 8% and a leverage ratio of a least 4%, or 3% in some cases. Under these guidelines, each of the Banks is considered well capitalized.

         Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentration of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position), and (iii) risks from non-tradition activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and the Banks with significant trading activity (as defined in the amendment) must incorporate a measure for market risk in their respective regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines are not expected to have a material impact on the Company or the Banks' regulatory capital ratios or their well capitalized status.

         PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from its subsidiaries, and the Company's funds for cash distributions to its shareholders are derived primarily from dividends received from the Banks. Each of the Banks is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of the Banks to pay dividends will indirectly restrict the ability of the Company to pay dividends.

         The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts. Further, if in the opinion of the OCC a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors.

         CERTAIN TRANSACTIONS BY THE COMPANY AND ITS AFFILIATES

         Various legal limitations place restrictions on the ability of the Banks to lend or otherwise supply funds to the Company. The Federal Reserve Act limits a bank's "covered transactions," which include extensions of credit, with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Also, the Federal Reserve Act requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. In addition, the Federal Reserve Act limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

         INSURANCE OF DEPOSITS

         As FDIC-insured institutions, First National Bank and National Bank of York County are, and Florence County National Bank will be, subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The FDIC has implemented a risk-based assessment schedule that provides for assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 1998.

         OTHER LAWS AND REGULATIONS

         Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve (which includes the investment of assets in loans to low- and moderate-income borrowers), the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         From time to time, bills are pending before the United States Congress and in the South Carolina state legislature which in certain cases contain wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company and its subsidiaries may be affected thereby.

         FISCAL AND MONETARY POLICY

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitute the major portion of a bank's earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.

ITEM 2.  PROPERTIES

         First National Bank's main office and the Company's executive offices are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These quarters are owned by First National Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. First National Bank owns twenty-six other properties and leases four properties, substantially all of which are used for branch locations or housing other operational units of First National Bank.

         National Bank of York County owns the property located at 1127 Ebenezer Road, Rock Hill, South Carolina. National Bank of York County also leases one property, which is used as a branch. Florence County National Bank will own property located at 1600 W. Palmetto Street, Florence, South Carolina 29501.

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


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Certain information required by this item is incorporated herein by reference to the information under the caption "Price Range of Common Stock and Dividends" on page 26 of the Company's 1997 Annual Report to Shareholders. As of March 31, 1998, the Company had issued and outstanding 5,188,097 shares of Common Stock which were held of record by approximately 1,950 persons.

         Dividends are paid by the Company from its assets which are provided primarily by dividends paid to the Company by First National Bank. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1997, $9,466,000 of First National Bank's retained earnings and none of National Bank of York County's retained earnings were available for distribution to First National Corporation as dividends without prior regulatory approval. For the twelve months ended December 31, 1997, First National Bank paid dividends to the Company of approximately $2,059,000.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Consolidated Financial Highlights" on page 3 of the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 28 of the Company's 1997 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the information in Table 10 on page 21 of the Company's 1997 Annual Report to Shareholders and under the caption "Interest Sensitivity" immediately following such table on pages 22 and 23 of the Company's 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference to the audited consolidated financial statements of the Company set forth on pages 29 through 61 of the Company's 1997 Annual Report to Shareholders and to the information under the caption "Quarterly Results of Operations" on page 27 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the information under the caption "Election of Directors" on pages 4 and 5 of the definitive proxy statement of the Company to be filed in connection with the Company's 1998 Annual Meeting of the Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information under the captions "Executive Compensation," "Information Pertaining to Stock Option Plans," "Aggregated Option Exercises During 1997 and Year End 1997 Option Values," "Compensation Committee Interlocks and Insider Participation," "Other Benefit Programs -- Defined Benefit Pension Plan" and "Election of Directors -- Meetings of the Board of Directors and Committees" on pages 5 through 10, 12 and 13 of the definitive proxy statement of the Company to be filed in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" on pages 2 and 3 of the definitive proxy statement of the Company to be filed in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 15 of the definitive proxy statement of the Company to be filed in connection with the Company's 1998 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements Filed:
                  First National Corporation and Subsidiaries
                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Shareholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         2.       Financial Schedules Filed:  None

         3.       Exhibits

                       Exhibit No.      Description of Exhibit

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

                           10.1* First National Corporation Incentive Stock Option Plan of 1992 (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

                       Exhibit No.      Description of Exhibit

                           10.2* First National Corporation Executive Incentive Compensation Plan
                                        (incorporated by reference to exhibits
                                        filed with Registration Statement on
                                        Form S-4, Registration No. 33-52052).

                           10.3 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692).

                           10.4* First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of
                                        Shareholders).

                           10.5* Employment Agreement between the Registrant and C. John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995).

                           13 Portions of the 1997 Annual Report to Shareholders incorporated by reference in Form 10-K.

                           21           Subsidiaries of the Registrant
                                        (incorporated by reference to exhibits
                                        filed with Registration Statement on
                                        Form S-4, Registration No. 33-52052).

                           23           Consent of J. W. Hunt and Company, LLP.

                           27           Financial Data Schedule.

*   Denotes a management compensatory plan or arrangement.

(b) No reports were filed on Form 8-K during the fourth quarter of 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orangeburg and State of South Carolina, on the 31st day of March, 1998.

                                       First National Corporation


                                       By       /s/ C. John Hipp, III
                                                --------------------------------
                                                C. John Hipp, III
                                                President and Chief Executive
                                                Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31, 1998.


                                        /s/ C. John Hipp, III
                                        ----------------------------------------
                                        C. John Hipp, III
                                        President and Chief Executive Officer


                                        /s/ W. Louis Griffith
                                        ----------------------------------------
                                        W. Louis Griffith
                                        Chief Financial Officer


                                        ----------------------------------------
                                        Charles W. Clark
                                        Director


                                        /s/ C. Parker Dempsey
                                        ----------------------------------------
                                        C. Parker Dempsey
                                        Director


                                        /s/ Dwight W. Frierson
                                        ----------------------------------------
                                        Dwight W. Frierson
                                        Director

                                        ----------------------------------------
                                        E. Everett Gasque, Jr.
                                        Director


                                        /s/ John L. Gramling, Jr.
                                        ----------------------------------------
                                        John L. Gramling, Jr.
                                        Director


                                        /s/ Robert  R. Hill, Jr.
                                        ----------------------------------------
                                        Robert R. Hill, Jr.
                                        Director


                                        /s/ Robert R. Horger
                                        ----------------------------------------
                                        Robert R. Horger
                                        Director


                                        /s/ J. C. McAlhany
                                        ----------------------------------------
                                        J. C. McAlhany
                                        Director


                                        ----------------------------------------
                                        Dick Gregg McTeer
                                        Director


                                        /s/ Harry M. Mims, Jr.
                                        ----------------------------------------
                                        Harry M. Mims, Jr.
                                        Director


                                        /s/ E. V. Mirmow, Jr.
                                        ----------------------------------------
                                        E. V. Mirmow, Jr.
                                        Director


                                        ----------------------------------------
                                        Ralph W. Norman
                                        Director

                                        ----------------------------------------
                                        Anne H. Oswald
                                        Director


                                        /s/ James W. Roquemore
                                        ----------------------------------------
                                        James W. Roquemore
                                        Director

                                        /s/ Walter L. Tobin
                                        ----------------------------------------
                                        Walter L. Tobin
                                        Director


                                        ----------------------------------------
                                        Johnny E. Ward
                                        Director


                                        /s/ A. Dewall Waters
                                        ----------------------------------------
                                        A. Dewall Waters
                                        Director


                                        /s/ L. D. Westbury
                                        ----------------------------------------
                                        L. D. Westbury
                                        Director


                                        /s/ Cathy Cox Yeadon
                                        ----------------------------------------
                                        Cathy Cox Yeadon
                                        Director

                                  EXHIBIT INDEX

       Exhibit No.     Description of Exhibit

           13          Certain Portions of 1997 Annual Report to Shareholders

           23          Consent of J. W. Hunt and Company, LLP.

           27          Financial Data Schedule.