Form 10-K405/A
period 1997-12-31
FIRST NATIONAL CORP /SC/
filed 1998-04-24
CIK 764038

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 solely for the purpose of revising and restating the following items in their entirety:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

        This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First National Corporation and its subsidiaries, First National Bank and National Bank of York County. The five year period 1993 through 1997 is discussed with particular emphasis on the years 1995, 1996 and 1997. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to First National Corporation contained elsewhere herein, (see "Consolidated Financial Statements of First National Corporation"). In 1995, the Corporation acquired two branches of another commercial bank in Walterboro, South Carolina. The excess of the purchase price over the fair value of the net tangible assets acquired was $3,034,000. Total assets were increased by approximately $34,000,000. The transaction was completed during the second quarter of 1995.

        In 1996, the Corporation sponsored the organization of National Bank of York County in Rock Hill, South Carolina, and sold 170,000 shares of the Corporation's common stock to capitalize the new bank and pay organizational and pre-opening expenses. National Bank of York County began operations on July 11, 1996, as a wholly-owned subsidiary of the Corporation.

        In 1997, the Corporation sponsored the organization of a national bank in Florence, South Carolina. Florence County National Bank began operations on April 1, 1998.

Year 2000

        Many existing computer programs use only two digits to identify a year in the data field. These Programs were designed and developed without considering the impact of the upcoming century. If uncorrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

        Certain of the Company's systems may be affected by this so-called millennium bug. The Company is investigating the extent to which its systems are affected and communicating with all its computer vendors concerning timely and completed remedies for those systems that require modification. The Company is also communicating with all third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures. The Company has been taking and will continue to pursue all reasonably necessary steps to protect its operations and assets.

        Based upon discussions with its computer vendors and other third parties, First National Corporation does not expect that the cost of addressing the year 2000 issue will be a material event or certainty that would cause its reported financial information not to be materially indicative of future operating results or future financial conditions.

Forward Looking Statements

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. First National Corporation cautions readers that forward looking statements, including without limitation, those relating to First National Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in First National Corporation's reports filed with the Securities and Exchange Commission.



Summary of Operations

        Earnings of First National Corporation were $6,466,000, $5,528,000 and $4,640,000 in 1997, 1996 and 1995, respectively. Net income increased 17.0 percent in 1997 when compared to 1996 and increased 19.1 percent in 1996 when compared to 1995. Net income per share increased to $1.26 compared to $1.14 in 1996. Per share earnings in 1995 were $0.98. The increase in net income in 1997 primarily resulted from an increase in interest income as well as an increase in noninterest income. The increase in net income in 1996 compared to 1995 also resulted primarily from an increase in interest income as well as an increase in noninterest income.

        The per share cash dividend declared in 1997 was $0.40 compared to $0.37 in 1996 and $0.34 in 1995.

        The book value per share of First National Corporation increased $0.91 or 9.6 percent in 1997, $1.07 or 17.7 percent in 1996, and $0.74 or 9.6 percent in 1995. The return on average assets was 1.20 percent in 1997, 1.19 percent in 1996 and 1.13 percent in 1995. The return on average shareholders' equity was
12.72 percent for 1997 and was 12.85 percent for 1996 and 12.25 percent in 1995.

        Increases in both deposits and earning assets were realized during 1997 compared to 1996. Deposits at December 31, 1997 were $454,375,000, up $40,222,000 or 9.7 percent, compared to December 31, 1996. At year-end 1996, deposits were $414,153,000, up $45,838,000, or 12.4 percent, compared to December 31, 1995. Average deposits in 1997 were $441,982,000, up $54,896,000 or
14.2 percent from 1996. The average deposits in 1996 were $387,086,000 compared to $343,723,000 in 1995, an increase of $43,363,000 or 12.6 percent. Earning assets reached $521,574,000, up $67,074,000, or 14.8 percent at December 31, 1997 when compared to year-end 1996. At year-end 1996, earning assets were $454,500,000, up $55,121,000, or 13.8 percent from year-end 1995. Average earning assets for 1997 were $503,565,000, an increase of $76,481,000, or 17.9 percent, compared to 1996. In 1996 average earning assets were $427,084,000, up $48,608,000, or 12.8 percent, compared to 1995. The increase in earning assets in 1997 and 1996 resulted primarily from banking operations at First National Bank and National Bank of York County. The increases in earning assets in 1995 resulted primarily from the acquisition of two branch offices in Walterboro from NationsBank. This transaction added approximately $34,000,000 to the deposit base and approximately $ 15,000,000 to the loan portfolio.

        Interest income increased by $6,881,000, or 20.1 percent, for the year ended December 31, 1997 when compared to December 31, 1996. This increase is a result of a $67,074,000 or 14.8 percent increase in earning assets. For the year ended December 31, 1996, interest income increased $4,080,000, or 13.5 percent, when compared to the same period in 1995. This increase was a result of loans and investments being repriced at higher levels due to the increase in the prime lending rate and bond yields as well as a $55,121,000 or 13.8% increase in earning assets.

        Interest expense increased by $ 3,379,000 or 24.2 percent, for the year ended December 31, 1997 compared to the same period in 1996. For the year ended December 31, 1996, interest expense increased $1,461,000 or 11.7 percent, when compared to the same period in 1995. The 1997 increase is a direct result of a $59,168,000 or 15.6 percent increase in interest-bearing liabilities just as the 1996 increase was a direct result of a $42,055,000 or 12.5 percent increase in interest-bearing liabilities.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Competition

        First National Corporation competes with a number of financial institutions and other firms that engage in activities similar to banking. For example, the Corporation competes for deposits with savings and loan associations, credit unions, brokerage firms and other commercial banks. First National continues to receive high marks from bank rating services. This has contributed to deposit growth. In its attempt to make loans, the Corporation competes with the industries mentioned above as well as consumer finance companies, leasing companies and other lenders. In today's uncertain financial climate, all lenders are searching for quality borrowers. Acquisition of acceptable grade loans becomes more and more difficult.

        Additional financial institution mergers were completed in 1997 and 1996, continuing the trend toward consolidation. Although these mergers reduced the number of banks and branches, the changes resulted in intensified competition for quality funds and loans.



Net Interest Income

        Net interest income is the difference between interest income and interest expense. Two significant elements in analyzing a bank's net interest income are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average liabilities, interest and noninterest bearing, utilized to support earning assets. The significant distinction between spread and net interest margin is that net interest margin reflects the volume of interest free funds supporting earning assets.

        Net interest income increased $3,502,000 or 17.3 percent during 1997 compared to 1996. The increase was due primarily to an increase in volume of earning assets. Net interest income increased $2,619,000 or 14.8 percent in 1996 when compared to 1995. The increase was also due primarily to increased volume of earning assets. The average yield on earning assets was 8.2 percent in 1997 and was 8.0 percent in 1996 and 1995 respectively. Total average earning assets increased $76,481,000, or 17.9 percent, from 1996 to 1997, and $48,608,000 or
12.8 percent, from 1995 to 1996. Total average interest bearing liabilities increased $63,020,000, or 17.7 percent, from 1996 to 1997, and $40,196,000, or
12.7 percent, from 1995 to 1996. Growth in earning assets was funded primarily through interest-bearing liabilities. The total volume growth in 1997 compared to 1996 had a positive impact on net interest income of $3,718,000, which was decreased by $216,000 due to rates paid on liabilities increasing more than yields on assets. In 1996 compared to 1995 net interest income was positively affected by $2,317,000 attributable to volume which was enhanced by $302,000 attributable to rate decreases. In 1997 compared to 1996, net interest spread decreased approximately .1 percent and net interest margin remained the same. In 1996 compared to 1995, net interest spread increased approximately .1 percent and net interest margin increased by .1 percent.

        Average noninterest-bearing funds supporting earning assets as a percentage of earning assets changed from 13.9 percent in 1995 to 14.1 percent in 1996 and to 13.3 percent in 1997.

Table 1

Volume and Rate
Variance Analysis

                                               1997 Compared to 1996                     1996 Compared to 1995
                                              Changes Due to Increase                   Changes Due to Increase
                                                   (Decrease) In                             (Decrease) In
                                     ------------------------------------------------------------------------------------
   (Dollars in Thousands)              Volume (l)    Rate (l)      Total          Volume (l)    Rate (l)     Total
                                     ------------------------------------------------------------------------------------
   Interest earning assets:
     Loans (2)                            $5,522      $(240)     $5,282             $3,536      $(417)       $3,119
     Investments:
       Taxable                             1,262         467       1,729               455         436          891
       Tax exempt (3)                       (76)          10        (66)                59        (50)            9
     Funds sold                             (70)           6        (64)               119        (58)           61
                                     ------------------------------------------------------------------------------------
         Total interest income             6,638         243       6,881             4,169        (89)        4,080
                                     ------------------------------------------------------------------------------------

   Interest-bearing liabilities:
     Deposits:
       Interest bearing transaction           67          17          84               139       (248)        (109)
       Saving                                299         326         625               133       (198)         (65)
       Certificates of deposit             1,839          68       1,907             1,362         187        1,549
     Funds purchased                         725          58         783               198       (132)           66
     Notes payable                          (10)        (10)        (20)                20           0           20
                                     ------------------------------------------------------------------------------------
         Total interest expense            2,920         459       3,379             1,852       (391)        1,461
                                     ------------------------------------------------------------------------------------

         Net interest income              $3,718      $(216)      $3,502            $2,317      $  302       $2,619
                                     ====================================================================================

(1) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances.

(2)     Nonaccrual loans are included in the above analysis.

(3) Tax exempt income is not presented on a tax equivalent basis in the above analysis.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Table 2

Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities

                                                                                     1997
                                                          -------------------------------------------------------------
                                                               Average             Interest              Average
(Dollars in thousands)                                         Balance            Earned/Paid          Yield/Rate
-----------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
   Loans, net of unearned income                              $323,420             $30,421                 9.41%
   Investment securities:
      Taxable                                                  138,474               8,638                 6.24
      Tax exempt (1)                                            32,593               1,602                 4.92
   Funds sold                                                    9,078                 483                 5.32
                                                              --------            --------

         Total earning assets                                  503,565              41,144                 8.17
                                                                                  --------
Cash and other assets                                           42,239
Less allowance for loan losses                                  (5,161)
                                                              --------

         Total assets                                         $540,643
                                                              ========
Liabilities
Interest-bearing liabilities:
Deposits:
   Interest-bearing transaction accounts                     $  86,188               1,715                 1.99
   Savings                                                      88,743               2,643                 2.98
   Certificates of deposit                                     199,917              10,876                 5.44
Funds purchased                                                 44,852               2,132                 4.75
Notes payable                                                        0                   0
                                                              --------            --------

         Total interest-bearing liabilities                    419,700              17,366                 4.14
                                                                                  --------
Demand deposits                                                 67,134
Other liabilities                                                2,982
Shareholders' equity                                            50,827
                                                              --------

         Total liabilities and shareholders' equity           $540,643
                                                              ========

Net interest spread                                                                                        4.03%
                                                                                                           ====

Impact of interest free funds                                                                               .69%
                                                                                                           ====

Net interest margin                                                                                        4.72%
                                                                                                           ====

Net interest income                                                                $23,778
                                                                                   =======

Table 2


                       1996                                                                 1995
-----------------------------------------------------------------------------------------------------------------------
      Average         Interest         Average                            Average         Interest          Average
      Balance        Earned/Paid     Yield/Rate                           Balance        Earned/Paid      Yield/Rate
-----------------------------------------------------------------------------------------------------------------------


    $264,701          $25,139           9.50%                           $227,466          $22,020            9.68%

     117,822            6,908           5.86                             109,864            6,017            5.48
      34,142            1,668           4.89                              32,924            1,659            5.04
      10,419              548           5.26                               8,222              487            5.92
    --------          -------                                           --------          -------

     427,084           34,263           8.02                             378,476           30,183            7.98
                      -------                                                             -------
      40,356                                                              34,348
      (4,188)                                                             (3,398)
    --------                                                            --------

    $463,252                                                            $409,426
    ========                                                            ========



     $82,820            1,632           1.97                           $  76,476            1,741            2.28
      77,699            2,001           2.58                              73,524            2,066            2.81
     166,342            8,985           5.40                             141,113            7,436            5.27
      29,546            1,348           4.56                              25,371            1,282            5.05
         273               20           7.33
    --------          -------                                           --------          -------

     356,680           13,986           3.92                             316,484           12,525            3.96
                      -------                                                             -------
      60,225                                                              52,611
       3,332                                                               2,458
      43,015                                                              37,873
    --------                                                            --------

    $463,252                                                            $409,426
    ========                                                            ========

                                        4.10%                                                                4.02%
                                        ====                                                                 ====

                                         .65%                                                                 .65%
                                        ====                                                                 ====

                                        4.75%                                                                4.67%
                                        ====                                                                 ====

                      $20,277                                                             $17,658
                      =======                                                             =======


(1) Tax exempt income is not presented on a tax equivalent basis in the above analysis.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Investment Securities

        Investment securities are the second largest category of earning assets. These assets comprised 31.8 percent of earning assets at December 31, 1997 and
35.4 percent at year-end 1996. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds.

        The portfolio taxable income was $8,637,000 in 1997 compared with $6,908,000 in 1996, a net increase of $1,729,000. Of this increase, a gain of approximately $1,262,000 was attributable to the $20,652,000 average volume increase of taxable securities. The higher income generated by the increased volume was augmented by an increase of $467,000 resulting from a 38 basis point increase in yield. The taxable income was $6,908,000 in 1996, compared with $6,017,000 in 1995, an increase of $891,000. Of this increase, a gain of approximately $455,000 was attributable to the $7,958,000 average volume increase in taxable securities. The gain generated by the increased volume was aided by an increase of $436,000, resulting from a 38 basis point increase in yield. This is indicative of the increases in overall interest rates in the past year and their effect upon portfolio investments as lower-yielding securities mature and are replaced by higher yielding investments. The average maturity of the taxable portfolio at December 31, 1997 was 2.0 years compared with average maturities at year-end 1996 of 2.4 years and at year-end 1995 of 2.1 years.

        The portfolio non-taxable investment income was $ 1,602,000 in 1997 compared with $1,668,000 in 1996 and $1,659,000 in 1995, a net decrease of $66,000 or 4.0 percent, and an increase of $9,000 or 4.0 percent, respectively. Of the decrease in 1997, a decline of $76,000 was attributable to a decrease in average volume of $1,549,000 in municipal securities offset by an increase of $10,000 resulting from a 3 basis point increase in yield. The increase from 1995 to 1996 was $9,000 of which $59,000 was attributable to an increase in volume which was offset by a decrease of $ 50,000 resulting from a 15 basis point decrease in yield. The average maturity of the non-taxable portfolio at December 31, 1997 was 3.8 years compared to 2.9 years and 2.5 years in 1996 and 1995, respectively. First National Corporation continues to actively purchase bank qualified tax-free securities to supplement the taxable portfolio. However, with the negative yield adjustment due to the Tax Equity and Fiscal Responsibility Act of 1982 and the alternative minimum tax considerations, the value to First National Corporation of each individual purchase continues to be closely evaluated.

        At December 31, 1997 the fair value of the securities portfolio totalled $166,684,000, a .8 percent premium. The market valued the Corporation's 1996 portfolio at a .8 percent premium and its 1995 portfolio at a .6 percent premium.

        SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board in May, 1993. As required, the Corporation adopted the provisions of this statement effective December 31, 1993, without retroactive application to prior years' financial statements. At December 31, 1997, investment securities with an amortized cost of $114,903,000 and an estimated fair value of $115,658,000 were classified as available-for-sale. The effect of adoption of this accounting standard was to increase the carrying value of securities $755,000 and directly increase shareholders' equity $476,000, net of an estimated income tax liability of $279,000.

        The increase, net of income tax effect, is presented in the statement of changes in shareholders' equity as an adjustment of the balance of the separate component of shareholders' equity required by SFAS No. 115 for the unrealized holding of gains and losses on available-for-sale securities.

        On an ongoing basis, management assigns securities upon purchase into one of the categories designated by SFAS No. 115 based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements.

        There were no realized gains or losses on sales of investment securities during 1997. There were realized losses on sales of investment securities during 1996 of $50,000 and no realized gains or losses during 1995.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Table 3

Book Value of Investment Securities

          December 31,
          (Dollars in thousands)                 1997            1996           1995           1994            1993
---------------------------------------------------------------------------------------------------------------------------
          U. S. Treasury Securities          $ 33,791        $ 37,853       $ 49,959       $ 49,164        $ 39,972
          U. S. Government Agencies
            and Corporations                   96,826          87,840         63,600         53,914          54,345
          Other Securities                        593             610            475            476             371
---------------------------------------------------------------------------------------------------------------------------
            Total Taxable                     131,210         126,303        114,034        103,554          94,688
---------------------------------------------------------------------------------------------------------------------------

          State, County and Municipal
            Obligations                        34,851          34,578         37,462         29,802          33,796
---------------------------------------------------------------------------------------------------------------------------
          Total Tax-exempt                     34,851          34,578         37,462         29,802          33,796
---------------------------------------------------------------------------------------------------------------------------
          Total Investment Securities        $166,061        $160,881       $151,496       $133,356        $128,484
===========================================================================================================================







Table 4

Maturity Distribution and Yields of Investment Securities

                                      Due in       Due After       Due After      Due After
December 31, 1997                 1 yr. or Less  1 Thru 5 Yrs.   5 Thru 10 Yrs.     10 Yrs.          Total         Par        Fair
(Dollars in thousands)           Amount  Yield  Amount   Yield  Amount  Yield   Amount  Yield    Amount  Yield    Value      Value
------------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury
     Securities                 $ 5,539  6.04% $ 28,252  6.09%   $          %    $           %  $ 33,791  6.08%  $ 33,800   $ 33,819
U.S. Government Agencies
     and Corporations            18,674  6.12    78,152  6.45                                     96,826  6.39     96,847     96,847
Other Securities (1)                                                              593    6.00        593  6.00        593        593
------------------------------------------------------------------------------------------------------------------------------------
            Total Taxable        24,213  6.10   106,404  6.35                     593    6.00    131,210  6.31    130,799    131,259
------------------------------------------------------------------------------------------------------------------------------------
State, County and
     Municipal Obligations (2)    7,153  4.93    14,751  5.08     12,947 4.66                     34,851  4.89     34,619     35,425
------------------------------------------------------------------------------------------------------------------------------------
           Total                $31,366  5.83% $121,155  6.20%   $12,947 4.66%   $593    6.00%  $166,061  6.01%  $165,418   $166,684
====================================================================================================================================
Percent of Total                           19%             73%              8%

Cumulative % of Total                      19%             92%            100%            100%


(1) Federal Reserve Bank and other corporate stocks have no set maturity but are classified in "Due after 10 years."

(2)     Tax exempt yield is not presented on a tax equivalent basis.

Loans

        Loans, net of unearned income, at December 31, 1997, were $355,513,000, which represents an increase of $61,894,000, or 21.1 percent when compared to year-end 1996. Average loans for 1997 increased 22.2 percent to $323,420,000 from $264,701,000 for 1996.

        The largest element of the loan portfolio continues to be the real estate mortgage category. All loans secured by real estate, except real estate construction, are placed in this category regardless of the loan purpose. The use of real estate as security for loans is common in First National Corporation's market area and this, along with other collateral, increases the likelihood of repayment. The real estate mortgage category grew by 16.3 percent to $207,630,000 at year-end and represents 58.4 percent of total loans. This is a decrease from 60.8 percent in 1996. Commercial, financial and agricultural loans increased to $67,519,000 from $46,392,000 the previous year representing
19.0 percent of the loan portfolio compared to 15.8 percent at December 31, 1996. Consumer loans represented 19.1 percent of total loans compared to 20.1 percent at year-end 1996. Table 5 provides the distribution of loans for the past five years.

        The prime rate increased once in 1997, and the yield on the loan portfolio for 1997 was 9.4 percent, down from 9.5 percent for 1996. Notwithstanding this decrease in yield, the volume growth of the loan portfolio resulted in an interest and fee income increase of $5,282,000, or 21.0 percent, to $30,421,000. Table 6 shows the maturity and interest sensitivity of the commercial, financial and agricultural category of the loan portfolio and the real estate construction category of the loan portfolio as of December 31, 1997. As of that date, loans that mature in one year or less were $83,174,000. Of the loans that mature after one year, $183,537,000 or 75.0 percent, had fixed interest rates while $61,315,000, or 25.0 percent, had variable rates.

        The placement of loans on a nonaccrual status is dependent upon the type of loan, collateral values and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans and well secured loans not in the process of collection are charged off on or before the date they become 90 days past due and, therefore, do not reach a nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Consumer loans are charged off on or before becoming 120 days past due. All interest accrued in the current year but unpaid at the date a loan goes on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 1997, nonaccrual loans were $1,016,000 compared with $974,000 at year-end 1996. At December 31, 1997, loans which were 90 days or more past due were $283,000 compared to $220,000 at year-end 1996.

        During 1997, income of $54,000 on nonaccrual loans would have been recorded if these loans had been accruing throughout 1997. No interest income on nonaccrual loans was included in net income for 1997. First National Corporation does not have any loans which have been restructured or any foreign loans.

        Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity. As of December 31,

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Loans (continued)

1997, the Corporation had no concentrations of credit.

        Table 7 provides the level of risk elements in the loan portfolio for the past five years.


Table 5

Distribution of Net Loans
By Type

December 31,
(Dollars in thousands)                1997             1996             1995             1994             1993
--------------------------------------------------------------------------------------------------------------------
Commercial, financial,
   agricultural and other       $   67,519       $   46,392       $   43,108       $   34,476       $   28,169
Real estate - construction          12,429            9,625            5,792            4,781            3,321
Real estate - mortgage             207,630          178,544          148,853          126,751          110,113
Consumer                            67,935           59,058           50,130           42,544           36,854
--------------------------------------------------------------------------------------------------------------------

Total                           $  355,513       $  293,619       $  247,883       $  208,552       $  178,457
====================================================================================================================

Percent of Total
--------------------------------------------------------------------------------------------------------------------
Commercial, financial,
   agricultural and other             19.0%            15.8%            17.4%            16.5%            15.8%
Real estate - construction             3.5              3.3              2.3              2.3              1.9
Real estate - mortgage                58.4             60.8             60.1             60.8             61.7
Consumer                              19.1             20.1             20.2             20.4             20.6
--------------------------------------------------------------------------------------------------------------------
Total                                100.0%           100.0%           100.0%           100.0%           100.0%
====================================================================================================================


Table 6

Maturity Distribution of Loans

                                                               Maturity
                                                --------------------------------------
December 31, 1997                                  1 Year        1 - 5      Over 5
(Dollars in thousands)                             or Less       Years       Years
--------------------------------------------------------------------------------------
Commercial, financial
agricultural and other             $  67,518      $22,204     $  39,483    $  5,831
Real estate - construction            12,429       10,875         1,554           0
Real estate - mortgage               207,630       35,816       101,220      70,594
Consumer                              67,936       22,419        41,441       4,076
--------------------------------------------------------------------------------------
Total                               $355,513      $91,314      $183,698     $80,501
======================================================================================
Loans due after one year
   with:
      Predetermined interest rates               $196,457
      Floating or adjustable interest rates      $ 67,742


Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Asset Quality

        Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, First National Corporation has established credit policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. In examining the portfolios at December 31, 1997 and 1996, the Corporation did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

        Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment portfolio, 97.3 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and tax-free securities having a rating of "A" or better. The credit risk of the loan portfolio can be measured by historical experience. The Corporation maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs over the past five years have not exceeded .27 percent of net average loans. In 1997 net loan charge-offs as a percentage of net average loans were .14 percent compared to .12 percent in 1996. See "Loans" for a discussion of the Company's charge-off and nonaccrual policies.

Table 7

Nonaccrual and Past Due Loans

December 31
(Dollars in thousands)                  1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more     $     283       $     220       $     354       $      97       $     209
Loans on a nonaccruing basis           1,016             974             845           1,214             983
----------------------------------------------------------------------------------------------------------------------

Total                              $   1,299       $   1,194       $   1,199       $   1,311       $   1,192
======================================================================================================================


Table 8

Summary of  Loan
Loss Experience

December 31
(Dollars in thousands)                  1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses -
   January 1                       $   4,705       $   3,703         $ 3,194       $   2,955       $   2,685
----------------------------------------------------------------------------------------------------------------------
Charge-offs during the year
Real estate - construction                 0               0               0               0               0
Real estate - mortgage                   (25)            (35)           (130)           (175)            (61)
Consumer                                (615)           (584)           (514)           (378)           (330)
Commercial, financial,
agricultural and other                  (121)            (72)            (47)            (80)           (284)
----------------------------------------------------------------------------------------------------------------------
Total charge-offs                       (761)           (691)           (691)           (633)           (675)
----------------------------------------------------------------------------------------------------------------------
Recoveries during the year
Real estate - construction                 0               0               0               0               0
Real estate - mortgage                    12             151             123              58               9
Consumer                                 299             185             143             178             140
Commercial, financial,
agricultural and other                    12              38              90              61              63
----------------------------------------------------------------------------------------------------------------------
Total recoveries                         323             374             356             297             212
----------------------------------------------------------------------------------------------------------------------
Net charge-offs                         (437)           (317)           (335)           (336)           (463)
Provisions from earnings               1,251           1,319             844             575             733
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses -
December 31                        $   5,518       $   4,705       $   3,703       $   3,194       $   2,955
======================================================================================================================
Average loans - net of
unearned income                    $ 323,420       $ 264,701       $ 227,466       $ 193,135       $ 173,415
Ratio of net charge-offs
to average loans - net of
unearned income                          .14%            .12%            .15%            .17%            .27%


Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Loan Loss Provision

        First National Corporation maintains a reserve for possible loan losses (the allowance for loan losses) at a level which management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance utilizing its internal risk rating system and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to the income statement in the amount necessary to maintain the allowance at the appropriate level.

        The allowance is established on an overall portfolio basis, and management does not subsequently allocate the allowance by geographic area or loan category.

        The provision for loan losses for the year ended December 31, 1997, was $1,251,000, compared to $1,319,000 in 1996, which represents a 5.2 percent decrease. The decrease in the provision for loan losses was due to continued strong loan growth.

        The allowance for loan losses was $5,518,000, or 1.55 percent of outstanding loans at the end of 1997, and $4,705,000, or 1.60 percent at year-end 1996. Total charge-offs were $761,000 in 1997 and $691,000 in 1996. Recoveries were $323,000 for 1997 and $374,000 for 1996. Net charge-offs were $438,000 in 1997 and $317,000 for 1996. Net charge-offs were greatest in consumer loans which decreased from $399,000 in 1996 to $316,000 in 1997. Real estate loan net charge-offs increased by $128,000 in 1997 while commercial loan losses increased by $75,000. Net charge-offs to average loans were .14 percent in 1997 and .12 percent in 1996. A summary of loan loss experience for 1993 through 1997 is provided in Table 8.

        Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. For the period ended December 31, 1997, other real estate owned was $61,000 compared to $63,000 at December 31, 1996. This decrease resulted from properties being sold or written down.

        Management anticipates that the level of charge-offs for 1998 will be somewhat higher than the level experienced in 1997. Although changes in economic conditions in the Corporation's market area can always affect this level, the loan loss provision is considered adequate by management.



Liquidity

        Liquidity is defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity means the consistent ability to meet loan demand and deposit withdrawals. The Corporation has employed its funds in a manner to provide liquidity in both assets and liabilities.

        Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 19.0 percent of the investment portfolio matures in one year or less. This part of the investment portfolio consists of U.S. Treasury securities, U.S. Agency securities and bank qualified municipal securities. Loans and other investments are of a longer term nature and are not utilized for day-to-day bank liquidity needs.

        Increases in the Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposits or from the Corporation's use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings at favorable interest rates.

        The Corporation places an increasing reliance on borrowed funds which are primarily cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreement to repurchase arrangements. During 1997, the Corporation maintained an even higher level of liquidity with an influx of interest sensitive deposits.

Table 9

Interest Sensitivity Analysis

                                                      After         After Six                     Greater
                                      Within          Three          Through                      Than One
December 31, 1997                      three         Through         Twelve         Within        Year and
(Dollars in thousands)                Months       Six Months        Months        One Year     Insensitive(l)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                $ 160,775      $ 22,009      $  27,892      $ 210,676        $144,837     $355,513
Investments                              8,437         9,087         12,877         30,401         135,660      166,061
Funds                                        0             0              0              0               0            0
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets     $ 169,212      $ 31,096      $  40,769      $ 241,077        $280,497     $521,574
===================================================================================================================================
   Percent                                32.4%          6.0%           7.8%          46.2%           53.8%       100.0%
===================================================================================================================================
Interest-bearing deposits,
   excluding CDs greater than
   $100,000                          $ 100,343      $ 41,263      $  22,825      $ 164,431        $179,097     $343,528
CDs greater than $100,000               21,093         7,171          7,091         35,355           5,440       40,795
Short-term borrowings                   54,312             0              0         54,312               0       54,312
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liab.        175,748        48,434         29,916        254,098         184,537(2)   438,635
Interest-free funds                          0             0              0              0          82,939       82,939
-----------------------------------------------------------------------------------------------------------------------------------
   Funds supporting interest
      earning assets                 $ 175,748      $ 48,434      $  29,916      $ 254,098        $267,476     $521,574
-----------------------------------------------------------------------------------------------------------------------------------
   Percent                                33.7%          9.3%           5.7%          48.7%           51.3%       100.0%
===================================================================================================================================
Interest sensitivity gap             $  (6,536)     $(17,338)     $  10,853      $ (13,021)       $ 13,021
Cumulative gap                       $  (6,536)     $(23,874)     $ (13,021)     $ (13,021)
Percent of total interest earning
assets                                     1.3%          4.6%           2.5%           2.5%


(1) These items are considered insensitive because they are not generally affected by fluctuations in market interest rates.

(2)     Includes savings and NOW deposits of $141,854.

        Table 9 discloses the cumulative gap as a percentage of assets included in the computation of gap (total earning assets) rather than as a percentage of total assets.

        In January 1997, the Securities and Exchange Commission adopted new rules that require more comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative financial instruments and other financial instruments. The market risk disclosures must be presented for most financial instruments, which must be classified into two portfolios: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). The Corporation does not maintain a trading portfolio.

Table 10

Financial Instruments

                                                                                                                      Fair Value
(Dollars in Thousands)                1998       1999       2000      2001        2002     Thereafter       Total      12/31/97
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Loans, net of unearned
 income
  Fixed Rate:
    Book Value                      $  9,383    $17,545    $26,481    $27,909    $29,799     $50,416       $161,533     $161,330
    Average interest rate               8.85%      9.59%      9.31%      8.95%      8.82%       8.69%          8.97%          --
  Variable Rate:
    Book Value                      $ 62,120    $18,906    $22,367    $16,595    $22,161     $51,831       $193,980     $193,737
    Average interest rate               8.41%     11.55%      8.78%      8.57%      8.84%       8.76%          8.92%          --
Securities held to
   maturity:
  Fixed Rate:
    Book Value                      $  9,698    $ 5,246    $11,608    $    --    $    --     $23,851       $ 50,403     $ 51,026
    Average interest rate               5.40%      5.52%      5.84%        --         --        4.67%          5.17%          --
  Variable Rate:
    Book Value                      $     --    $    --    $    --    $    --    $    --     $    --       $     --     $     --
    Average interest rate                 --         --         --         --         --          --             --           --
Securities available
 for sale:
  Fixed Rate:
    Book Value                      $ 13,611    $25,613    $27,012    $31,279    $16,143     $    --       $113,658     $113,658
    Average interest rate               5.95%      5.99%      6.34%      6.51%      6.77%         --           6.32%          --
  Variable Rate:
    Book Value                      $  1,000    $ 1,000    $    --    $    --    $    --     $    --       $  2,000     $  2,000
    Average interest rate               4.49%      5.36%        --         --         --          --           4.93%          --
Financial liabilities:
    Non-interest bearing
     deposits                       $ 17,513    $10,507    $10,507    $10,507    $10,507     $ 10,511      $ 70,052     $ 70,052
    Average interest rate                N/A         --         --         --         --          --            N/A           --
    Interest bearing
     savings and checking           $ 45,997    $27,599    $27,598    $27,598    $27,599     $ 27,599      $183,990     $183,990
    Average interest rate               3.13%      3.13%      3.13%      3.13%      3.13%       3.13%          3.13%          --
    Time deposits                   $123,626    $63,430    $11,181    $   886    $ 1,210     $     --      $200,333     $200,219
    Average interest rate               5.32%      5.67%      5.87%      6.05%      5.75%          --          5.47%          --
    Federal funds purchased
     and securities sold
     under agreements to
     repurchase                     $ 54,312    $    --    $    --    $    --    $    --     $    --       $ 54,312     $ 54,312
    Average interest rate               5.14%        --         --         --         --          --           5.14%          --



        Table 10 summarizes the expected maturities and average interest rates associated with the Corporations's financial instruments. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 10, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Interest Sensitivity

        As a bank holding company, the Corporation's earnings are subject to the risk of interest rate fluctuations. The Corporation uses a number of tools to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The Corporation's computer model and other gap analyses take into account the Corporation's contractual agreements with regard to investments, loans and deposits. Although the Corporation's computer simulation model is subject to the accuracy of the assumptions that underlie the process, the Corporation believes that such model provides a better illustration of the interest sensitivity of earnings than does static sensitivity gap analyses.

        The Corporation monitors exposure to a gradual increase or decrease in rates of 200 basis points over a rolling 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 8%. The Corporation generally has maintained a risk position well within the policy guideline level. As of December 31, 1997, the model indicated that the impact of a 200 basis point gradual increase in rates over 12 months would result in an approximately 1.35% decrease in net interest income, while a 200 basis point gradual decrease in rates over the same period would result in an approximately 1.14% increase from an unchanged rate environment. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

        Interest sensitivity analysis refers to the potential impact of interest rate changes on net interest income. Normally this sensitivity is expressed in interest sensitivity gap and cumulative gap. Interest sensitivity analysis utilizes the concept of matching interest sensitive assets with interest sensitive liabilities over a stated time period. Interest sensitivity applies to both assets and liabilities which carry a variable rate or mature during a stated time period. A positive interest sensitivity gap demonstrates that assets are repriced before liabilities during the stated time period. Conversely, a negative gap demonstrates liabilities are repriced before assets.

        The objective of interest sensitivity management is to maintain stable growth in net interest income while minimizing adverse changes. Management is continually changing the gap position of the Corporation in response to changes in money markets and other external factors.

        Table 9 presents the interest sensitive position of the Corporation's balance sheet at December 31, 1997. The analysis illustrates the Corporation's interest sensitivity position at prescribed intervals. Reflected in the table are interest sensitivity gap and cumulative gap for immediate through one year maturities. Management particularly attempts to control gap from zero to twelve months. The position of First National Corporation at December 31, 1997 with regard to the cumulative gap at the 12 month time frame is a negative gap of $13,021,000. Assuming that no other variable changed, the potential impact to First National Corporation's net interest income before taxes in the next year should rates on the asset and liability sides change immediately and equally would be as follows:

                a rise of 1% would decrease earnings by $130,210

                a rise of 2% would decrease earnings by $260,420

                a rise of 3% would decrease earnings by $390,630

                a decline of 1% would increase earnings by $130,210

                a decline of 2% would increase earnings by $260,420

                a decline of 3% would increase earnings by $390,630

Table 9 reflects the balances of interest earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Scheduled payment amounts of amortizing fixed rate loans are reflected at each scheduled payment date. Variable rate amortizing loans reflect scheduled repayments at each scheduled payment date until the loan may be repriced contractually, and the unamortized balance is reflected at this point. Investments are reflected at each instrument's ultimate maturity date or pre-refunded call date. Funds sales are reflected at the immediate repricing interval due to the overnight availability of the instruments. A portion of interest-bearing liabilities with no contractual maturity, such as money market deposit accounts are reflected in the immediate repricing period due to the contractual arrangements that give First National Corporation the ability to vary the rates paid on those deposits within a thirty-day or shorter period. First National Corporation reflects a portion of its savings and NOW deposits as noninterest sensitive to more accurately reflect their anticipated repricing characteristics. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

        Variable rate time deposits are reflected at the earlier of their next repricing or maturity date. Short-term borrowings (principally securities sold under repurchase agreements secured by investment securities) are reflected in the immediate repricing period due to the contractual arrangements which give First National Corporation the ability to vary the rates paid on those borrowings overnight.

        The Company does not use interest rate swaps to modify the interest rate characteristics of certain long-term debt.

        The only derivatives the Company owns are $ 2,000,000 U.S. Government Agency securities held as available-for-sale.


Deposits

        The deposit base provides First National Corporation with funds for the long-term growth of loans and investments. At December 31, 1997, when compared to year-end 1996, total deposits were $454,375,000, up $40,222,000, or 9.7 percent. Noninterest-bearing deposits for the same period were $70,052,000, an increase of $2,820,000, or 4.2 percent, and interest-bearing deposits were $384,323,000, an increase of $37,402,000, or 10.8 percent when compared to December 31, 1996. For the year ended December 31, 1997, total average deposits increased $54,896,000, or 14.2 percent. This growth was comprised of an increase of average interest-bearing accounts of $47,987,000, or 14.7 percent, and average noninterest-bearing accounts of $6,909,000, or 11.5 percent. Growth in the interest-bearing accounts was composed of an increase in interest-bearing transaction accounts of $3,368,000, or 4.1 percent, and certificates of deposit of $33,575,000, or 20.2 percent, and an increase in savings accounts of $11,044,000, or 14.2 percent.

        At December 31, 1997, the ratio of average interest-bearing deposits to total deposits increased to 84.8 percent from 84.4 percent at year-end 1996 and was 84.7 percent at year-end 1995. The average rate paid on interest-bearing accounts increased to 4.1 percent from 3.9 percent at year-end 1996 and was 4.0 percent at year-end 1995.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Table 11

Maturity Distribution of
CD's of $100,000 or more

December 31                                 1997             1996
(Dollars in thousands)
--------------------------------------------------------------------------------
Within three months                      $21,093          $15,096
After three through six months             7,171            7,603
After six through twelve months            7,091            9,851
After twelve months                        5,440            6,066
--------------------------------------------------------------------------------
      Total                              $40,795          $38,616
================================================================================

Short-Term Borrowed Funds

       The distribution of First National Corporation's short-term borrowings at the end of the last three years, the average amounts outstanding during each such period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category are presented below.


(Dollars in thousands)
                                                                   December 31,
                                   --------------------------------------------------------------------------------
                                           1997                         1996                        1995
                                           ----                         ----                        ----
                                    Amount         Rate         Amount          Rate         Amount         Rate
                                    ------         ----         ------          ----         ------         ----
At period-end:
   Federal funds purchased
   and securities sold under
   repurchase agreements            $54,312        5.14%        $32,547        4.69%         $25,833        5.44%

Average for the year:
   Federal funds purchased
   and securities sold under
   repurchase agreements and
   other borrowings                 $44,852        4.75%        $29,546        4.56%         $25,371        5.05%

Maximum month-end balance:
   Federal funds purchased
   and securities sold under
   repurchase agreements            $57,838                     $36,568                      $30,196


Equity and Dividends

        Throughout the years the strength of the shareholders' equity base has provided stability to current operations and capital adequacy to support growth. The Corporation's shareholder equity base was 9.5 percent of total assets as of December 31, 1997, compared with 9.7 percent at year-end 1996, and 9.1 percent at year-end 1995.

        The Corporation has achieved a consistent record of increasing earnings over the past years. Even though dividends have historically been increased, the Corporation has maintained a relatively constant dividend pay-out policy. The dividend pay-out ratio for 1997 was 31.8 percent compared to 31.1 percent in 1996 and 30.2 percent for 1995. Cash dividend payments in 1997 were $2,059,000 as compared to $1,721,000 in 1996. The retention of the remaining earnings has provided the basis for expansion of loans and investments, and acquisitions.

        Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Banks; however, certain restrictions exist regarding the ability of the Banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Banks' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1997, $9,466,000 of the Banks' retained earnings were available for distribution to the Corporation as dividends without prior regulatory approval. In 1997 the Banks paid dividends to the Corporation of $2,054,000.

        The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off-balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1997, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio for First National Corporation at December 31, 1997 was 13.5 percent compared to 15.8 percent at year-end 1996. The total capital ratio was 14.7 at December 31, 1997 compared to 17.1 percent at year-end 1996.

        In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage ratio of total capital to total assets in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At December 31, 1997, First National Corporation's leverage ratio was 9.2 percent, compared to 9.5 percent at year-end 1996. First National Corporation's ratios exceed the minimum standards by substantial margins.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Noninterest Income and Expense

        In today's banking environment, noninterest income provides a stable source of revenue for the Corporation. The expansion of banking services and the use of explicit pricing enables the Corporation to manage its fee income and price services to more closely reflect actual costs. Income from noninterest sources in 1997 was $6,259,000, an increase of $915,000, or 17.1 percent, compared to 1996. For the period ended December 31, 1996 income from noninterest sources was $5,344,000, an increase of $1,295,000, or 32.0 percent over 1995.

        Service charges on transaction accounts in 1997 increased $233,000 or
5.8 percent when compared to 1996 and $894,000, or 28.9 percent, in 1996 compared to 1995. This increase was due to increased account activity, as well as an increase in service fees. The deposit fee pricing structure is continually being reviewed and updated for new services and rising costs.

        Other charges, commissions and fees increased $682,000 or 50.3 percent in 1997 compared to an increase of $401,000 or 42.0 percent in 1996. The increase is a result of an increase in secondary market origination fees, ATM surcharge fees, and alternative investment fee income.

        Noninterest expense increased $3,102,000 or 19.0 percent in 1997 compared with $2,031,000 or 14.2 percent in 1996.

        Salary and employee benefits expense was the largest component of noninterest expense in 1997. Salaries and employee benefits increased 16.4 percent or $1,480,000 in 1997 as compared with a 16.7 percent or $1,289,000 increase in 1996. The number of full time equivalent employees was 281 at December 31, 1997 as compared with 281 in 1996 and 253 in 1995. The number of full time equivalent employees remained relatively unchanged for 1996 to 1997. The increase in 1996 as compared to 1995 was primarily the result of the commencement of operations by the National Bank of York County. In 1994 management adopted an employee cash incentive plan covering all employees. Cash incentives paid during 1997 under this program were $751,000.

        Net occupancy expense increased 19.8 percent in 1997 compared to an increase of 2.9 percent in 1996. The increase is attributable to higher operating expenses including utilities, maintenance and depreciation.

        Furniture and equipment expense increased 12.8 percent in 1997 compared with a 26.8 percent increase in 1996. The increased costs in 1997 were due to increases in depreciation expense and equipment service contracts.

        Total other expense for 1997 was $6,414,000 compared with $5,078,000 in 1996 and $4,710,000 in 1995, or increases of 26.3 percent and 7.8 percent respectively. Included in other noninterest expense is $657,000 in 1997 for the amortization of intangibles, principally core deposit values, under the purchase accounting method utilized for bank acquisitions, compared with $644,000 in 1996 and $540,000 in 1995. Included in expenses for amortization of intangibles for 1997, is $348,000 attributable to the two branches in Walterboro acquired from NationsBank as compared to $375,000 in 1996. Also included in other expense is $52,000 attributed to Federal Deposit Insurance premiums, an increase of $50,000, or 2,500.0 percent in 1997 as compared to 1996 and a decrease of $371,000, or 99.5 percent in 1996 as compared to 1995. The decrease in the Federal Deposit Insurance premiums in 1995 included a $201,000 refund as the result of the Bank Insurance Fund of the FDIC reaching the 1.25 percent capitalization level for every $100 of deposits insured by the FDIC. The remainder of the increase in other expense for 1997 is distributed among the following expense categories: advertising, insurance and surety bond, office and printing supplies, postage, telephone and line charges, and other expenses.

Table 12

Quarterly Results of Operations

                                                     1997 Quarters                             1996 Quarters
                                        ----------------------------------------   -------------------------------------
 (Dollars in thousands, except per share) Fourth     Third   Second     First        Fourth    Third   Second    First
-----------------------------------------------------------------------------------------------------------------------------
 Interest income                         $10,718   $10,645  $10,222    $9,559        $9,127   $8,609   $8,373   $8,154
 Interest expense                          4,522     4,520    4,354     3,968         3,726    3,484    3,356    3,420
-----------------------------------------------------------------------------------------------------------------------------
       Net interest income                 6,196     6,125    5,868     5,591         5,401    5,125    5,017    4,734
 Provision for loan losses                   378       275      314       285           530      269      300      220
 Noninterest income                        1,673     1,589    1,492     1,505         1,423    1,260    1,294    1,313
 Noninterest expense                       5,342     4,963    4,651     4,498         4,350    4,119    3,949    3,879
-----------------------------------------------------------------------------------------------------------------------------
       Income before income taxes          2,149     2,476    2,395     2,313         1,944    1,997    2,062    1,948
 Income taxes                                636       770      753       708           598      611      663      551
-----------------------------------------------------------------------------------------------------------------------------
       Net income                        $ 1,513   $ 1,706  $ 1,642    $1,605        $1,346   $1,386   $1,399   $1,397
=============================================================================================================================
 Earnings per share                        $0.30     $0.33    $0.32     $0.31         $0.28    $0.28    $0.29    $0.29
=============================================================================================================================

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations (cont.)

Effect of Inflation and Changing Prices

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

        While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects the bank's customers which may result in an indirect effect on the banks' business.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the information in Table 10 and under the caption "Interest Sensitivity" immediately following such table in Item 7, above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Certified Public Accountants

                                             J. W. Hunt and Company, LLP
William R Hunt CPA                           Certified Public Accountants               Middleburg Office Park
John c. Creech, Jr., CPA                                                                1607 ST. Julian Place
Anne N. Ron, CPA                                       Members                          Post Office Box 265
William F Quattlebaum  CPA                      American Institute of                   Columbia, SC 29202.0265
Susan R Benard,  CPA                        Certified Public Accountants                803-254-8196
                                     Private Companies AND SEC Practice Sections        Fax 803-256-1524
                                Member of CPA Associates  with Associated Offices in
J.W. Hunt, CPA (1907-1987)              Principal US And International Cities


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
   the Board of Directors
First National Corporation



We have audited the consolidated balance sheets of First National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years m the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ J.W. Hunt and Company, LLP

Columbia, South Carolina
February 2, 1998

First National Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except par value)

                                                                            ...DECEMBER 31,...
                                                                           1997            1996
                                                                        ---------       ---------
                                     ASSETS
Cash and due from banks (Note 3)                                        $  30,802       $  28,824
                                                                        ---------       ---------
Investment securities (Note 4):
   Securities held-to-maturity:
      Taxable                                                              15,552          30,619
      Tax-exempt                                                           34,851          34,578
                                                                        ---------       ---------
         Total (fair value of $51,026 in 1997 and $65,504 in 1996)         50,403          65,197
   Securities available-for-sale, at fair value                           115,658          95,684
                                                                        ---------       ---------
         Total investment securities                                      166,061         160,881
                                                                        ---------       ---------
Loans (Note 5)                                                            359,167         296,865
   Less, unearned income                                                   (3,654)         (3,246)
   Less, allowance for loan losses                                         (5,518)         (4,705)
                                                                        ---------       ---------
         Loans, net                                                       349,995         288,914
                                                                        ---------       ---------
Premises and equipment, net (Note 6)                                        9,946          10,848
                                                                        ---------       ---------
Other assets (Note 7)                                                       8,767           8,165
                                                                        ---------       ---------

         Total assets                                                   $ 565,571       $ 497,632
                                                                        =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand                                                               $  70,052       $  67,232
   Interest-bearing transaction accounts                                   93,259          85,402
   Savings                                                                 90,731          79,739
   CDs of $100,000 and over                                                40,795          38,616
   Other time                                                             159,538         143,164
                                                                        ---------       ---------
         Total deposits                                                   454,375         414,153
Federal funds purchased and securities
   sold under agreements to repurchase (Note 10)                           54,312          32,547
Other liabilities                                                           2,984           2,586
                                                                        ---------       ---------
         Total liabilities                                                511,671         449,286
                                                                        ---------       ---------
Shareholders' equity:
   Common stock - $2.50 par value, authorized 40,000,000
      shares, issued and outstanding 5,188,097shares in
      1997 and 5,100,048 shares in 1996                                    12,970          12,750
   Surplus                                                                 23,257          22,856
   Retained earnings (Note 14)                                             17,197          12,790
   Unrealized gain (loss) on securities available
      for-sale, net of applicable deferred income taxes                       476             (50)
                                                                        ---------       ---------
        Total shareholders' equity                                         53,900          48,346
                                                                        ---------       ---------
        Total liabilities and shareholders' equity                      $ 565,571       $ 497,632
                                                                        =========       =========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars. except per share data)

                                                                  ...YEAR ENDED DECEMBER 31,...
                                                                 1997         1996         1995
                                                               -------      -------      -------
Interest income:
   Loans, including fees                                       $30,421      $25,139      $22,020
   Investment securities
      Taxable:
         Held-to-maturity                                        1,426        2,553        4,384
         Available-for-sale                                      7,211        4,355        1,633
      Tax-exempt-held-to-maturity                                1,602        1,668        1,659
   Federal funds sold                                              484          548          487
                                                               -------      -------      -------
        Total interest income                                   41,144       34,263       30,183
                                                               -------      -------      -------
Interest expense:
   Interest-bearing transaction accounts                         1,716        1,632        1,741
   Savings                                                       2,626        2,001        2,066
   Certificates of deposit                                      10,892        8,985        7,436
   Federal funds purchased and securities
      sold under agreements to repurchase                        2,131        1,348        1,282
   Notes payable                                                  --             20         --
                                                               -------      -------      -------
        Total interest expense                                  17,365       13,986       12,525
                                                               -------      -------      -------
Net interest income:
   Net interest income                                          23,779       20,277       17,658
   Provision for loan losses (Note 5)                            1,251        1,319          844
                                                               -------      -------      -------
        Net interest income after provision for loan losses     22,528       18,958       16,814
                                                               -------      -------      -------
Non-interest income:
   Service charges on deposit accounts                           4,221        3,988        3,094
   Other service charges and fees                                1,990        1,314          906
   Other income                                                     48           42           49
                                                               -------      -------      -------
        Total non-interest income                                6,259        5,344        4,049
                                                               -------      -------      -------
Non-interest expense:
   Salaries and employee benefits (Note 15)                     10,501        9,021        7,732
   Net occupancy expense                                           926          773          751
   Furniture and equipment expense                               1,613        1,430        1,128
   Loss on sale of securities available-for-sale                  --             50         --
   Other expense (Note 12)                                       6,414        5,078        4,710
                                                               -------      -------      -------
        Total non-interest expense                              19,454       16,352       14,321
                                                               -------      -------      -------
Earnings:
   Income before income taxes                                    9,333        7,950        6,542
   Applicable income taxes (Note 11)                             2,867        2,422        1,902
                                                               -------      -------      -------
        Net income                                             $ 6,466      $ 5,528      $ 4,640
                                                               =======      =======      =======
Earnings per common share (Note 13):
   Net income per common share - basic                         $  1.26      $  1.14      $  0.98
                                                               =======      =======      =======
   Net income per common share - diluted                       $  1.25      $  1.12      $  0.97
                                                               =======      =======      =======
   Weighted average common shares outstanding - basic        5,146,699    4,869,698    4,721,944
                                                             =========    =========    =========
   Weighted average common shares outstanding - diluted      5,165,443    4,921,464    4,775,154
                                                             =========    =========    =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

First National Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars, except per share data)

                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                                            On Securities
                                                                                            Available-For
                                                                                            Sale, Net Of
                                                                                             Applicable
                                              Common Stock                     Retained       Deferred
                                          Shares        Amount      Surplus    Earnings     Income Taxes      Total
                                          ------        ------      -------    --------     ------------      -----

Balance, December 31, 1994               2,035,000     $ 10,175    $ 11,871    $ 14,304        $(169)       $ 36,181
Net income for year ended
    December 31, 1995                            -            -           -       4,640            -           4,640
Cash dividends declared at $.68 per share        -            -           -      (1,403)           -          (1,196)
Common stock dividend of 10%, date
    of record, October 31, 1995            203,042        1,015       4,285      (5,300)           -               -
Common stock issued                          6,297           32         104           -            -             136
Change in unrealized gain (loss)
    on securities available-for-sale,
    net of applicable deferred income
    taxes of $ 135                               -            -           -           -          233             233
                                         ---------     --------    --------    --------       ------        --------
Balance December 31, 1995                2,244,339       11,222      16,260      12,241           54          39,777
Net income for year ended
    December 31, 1996                            -            -           -       5,528            -           5,528
Cash dividends declared at $.74 per share        -            -           -      (1,721)           -          (1,721)
Common stock dividend of 5%,
    date of record, October 31, 1996       120,891          604       2,654      (3,258)
Common stock issued                        184,794          924       3,942           -            -           4,866
Changes in unrealized gain (loss) on
    securities available-for-sale,
    net of applicable deferred
    income taxes of $64                          -            -           -           -         (104)          (104)
                                         ---------     --------    --------    --------       ------        --------
Balance, December 31, 1996               2,550,024       12,750      22,856      12,790          (50)         48,346
Net income for year ended
    December 31, 1997                            -            -           -       6,466            -           6,466
Cash dividends declared at $.40 per share        -            -           -      (2,059)           -         (2,059)
Two-for-one common stock split
    date of record, May 19, 1997         2,556,427            -           -           -            -               -
Common stock issued                         81,646          220         401           -            -             621
Changes in unrealized gain (loss) on
    securities available-for-sale,
    net of applicable deferred
    income taxes of $310                         -            -           -           -          526             526
                                         ---------     --------    --------    --------       ------        --------
Balance, December 31, 1997               5,188,097     $ 12,970    $ 23,257    $ 17,197       $  476        $ 53,900
                                         =========     ========    ========    ========       ======        ========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                                  ...YEAR ENDED DECEMBER 31,...
                                                                               1997           1996           1995
                                                                             --------       --------       --------
Cash flows from operating activities:
   Net income                                                                $  6,466       $  5,528       $  4,640
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                          1,851          1,674          1,430
         Provision for loan losses                                              1,251          1,319            844
         Provision for deferred taxes                                            (249)          (379)           (50)
         (Gain) loss on sale of securities available-for-sale                      (2)            50           --
         (Gain) loss on sale of premises and equipment                             35             (6)             5
         Increase (decrease) in accrued income taxes                              296           (156)            23
         Increase in interest receivable                                         (923)          (140)          (740)
         Premium amortization and discount accretion                                2            298            315
         Increase in interest payable                                             126            157            652
         Increase in miscellaneous assets                                        (523)           (89)        (3,355)
         Decrease in prepaid assets                                                83            225             31
         Increase (decrease) in other liabilities                                 168             (2)          (137)
                                                                             --------       --------       --------
             Net cash provided by operating activities                          8,415          8,479          3,658
                                                                             --------       --------       --------

Cash flows from investing activities:
   Proceeds from sales of investment securities available-for-sale              3,066          2,951            149
   Proceeds from maturities of investment securities held-to-maturity          22,893         39,002         30,021
   Proceeds from maturities of investment securities available-for-sale        22,876         12,320          7,265
   Purchases of investment securities held-to-maturity                         (8,267)        (8,865)       (22,131)
   Purchases of investment securities available-for-sale                      (44,912)       (55,309)       (33,401)
   Net increase in customer loans                                             (62,655)       (46,371)       (40,009)
   Recoveries on loans previously charged off                                     323            318            343
   Proceeds from sale of other real estate                                       --               70            188
   Purchases of premises and equipment                                           (717)        (3,692)        (1,865)
   Proceeds from sale of premises and equipment                                   407             80              3
   Decrease in federal funds sold                                                --             --             --
                                                                             --------       --------       --------
             Net cash used in investing activities                            (66,986)       (59,496)       (59,437)
                                                                             --------       --------       --------

Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts
      savings accounts and certificates of deposit                             40,222         45,838         47,608
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase                           21,765          6,714         10,536
   Proceeds from issuance of other borrowings                                    --            2,000           --
   Repayment of other borrowings                                                 --           (2,000)          --
   Common stock issuance                                                           14          4,655             95
   Dividends paid                                                              (2,059)        (1,721)        (1,403)
   Stock options exercised                                                        607            211             41
                                                                             --------       --------       --------
             Net cash provided by financing activities                       $ 60,549       $ 55,697       $ 56,877
                                                                             ========       ========       ========


First National Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                    ...YEAR ENDED DECEMBER 31,...
                                                                   1997          1996          1995
                                                                 -------      --------       -------

Net increase in cash and cash equivalents                        $ 1,978      $  4,680       $ 1,098

Cash and cash equivalents at beginning of year                    28,824        24,144        23,046
                                                                 -------      --------       -------

Cash and cash equivalents at end of year                         $30,802      $ 28,824       $24,144
                                                                 =======      ========       =======

Supplemental disclosures of cash flow information:

Cash paid for
     Interest                                                    $17,239      $ 13,829       $11,873
                                                                 =======      ========       =======

     Income taxes                                                $ 2,820      $  2,957       $ 1,929
                                                                 =======      ========       =======

Supplemental disclosures of noncash investing activities:

Real estate acquired in full or partial settlement of loans      $    61      $     28       $   268
                                                                 =======      ========       =======

Transfer of securities from held-to-maturity to
     available-for-sale on December 1, 1995                         --            --         $15,948
                                                                 =======      ========       =======

Change in unrealized gain (loss) on securities
     available-for-sale                                          $   836      $   (168)      $   358
                                                                 =======      ========       =======

Change in deferred income tax on unrealized
     gain (loss) on securities available-for-sale                $   310      $    (64)      $   135
                                                                 =======      ========       =======



     THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

The accounting and reporting policies of First National Corporation (the Corporation) and subsidiaries conform with generally accepted accounting principles and with the prevailing practices within the banking industry. The Company provides general banking services in the State of South Carolina.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the First National Corporation and its wholly-owned subsidiaries, First National Bank (FNB) and National Bank of York County (NBYC). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES:

Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Securities available-for-sale also include the required capital stock of the Federal Reserve Bank. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity. Cost of securities sold is recognized using the specific identification method.

LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by methods which generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 120 days or more. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. An allowance for impaired loans is generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

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

OTHER REAL ESTATE OWNED (OREO):

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

PREMISES AND EQUIPMENT:

Office equipment, furnishings, and buildings are stated at cost less accumulated depreciation computed principally on the declining-balance method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Additions to premises and equipment and major replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.

INTANGIBLE ASSETS:

Intangible assets consist primarily of core deposit premium costs which resulted from the acquisition of branches from other commercial banks. The excess of the purchase price over the fair value of the net tangible assets acquired in the transactions is included in other assets and is being amortized over the estimated useful lives of the deposit accounts acquired on a method which reasonably approximates the anticipated benefit stream from the accounts. (SEE
NOTE 7.)

EMPLOYEE BENEFIT PLANS:

Pension Plan - The Corporation and its subsidiaries have a non-contributory defined benefit pension plan covering all employees who have attained age twenty-one and have completed one year of eligible service. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards.

Profit Sharing Plan - The Corporation and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age twenty-one and completing one year of eligible service. Plan participants elect to contribute 1% to 4% of annual base compensation as a before tax contribution. The Company matches 50% of these contributions. Employer contributions may be made from current or accumulated net profits. Participants may additionally elect to contribute 1% to 6% of annual base compensation as a before tax contribution with no employer matching contribution.

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees which is limited to those employees of the Corporation eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 1997, and the liability for future benefits has been recorded in the consolidated financial statements.

LEASE COMMITMENTS:

The Corporation's subsidiaries have entered into a number of operating lease agreements for land and buildings used in operations. The agreements expire over various terms with the longest such term extending to the year 2002. Certain of the leases contain renewal options. In addition, the subsidiaries pay maintenance, property taxes and insurance on certain of the leased properties.

CASH AND CASH EQUIVALENTS:

For the purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks". These amounts include cash on hand, cash items in process of collection, and amounts due from banks. Due from bank balances are maintained in other financial institutions.

INCOME TAXES:

The Company is subject to federal and state income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ADVERTISING COSTS:

The Company expenses the cost of advertising as incurred.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 2 - FORMATION OF BANKING SUBSIDIARIES:

NATIONAL BANK OF YORK COUNTY:

The National Bank of York County commenced business operations as a national bank in Rock Hill, South Carolina, on July 11, 1996. The National Bank of York County is also a full service commercial bank and its deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (FDIC). Upon completion of its organization, 100% of the common stock of the National Bank of York County was acquired by First National Corporation, and the bank operates as a wholly owned subsidiary of the Corporation with its own Board of Directors and operating policies.

FLORENCE COUNTY NATIONAL BANK:

The Corporation is sponsoring the organization of a national bank in Florence, South Carolina. The organizers have filed an application with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, respectively, for a charter to form the Florence County National Bank and for insurance of deposits. The Corporation has also filed applications with the Board of Governors of the Federal Reserve System and the South Carolina State Board of Financial Institutions to acquire all of the bank's stock upon completion of its organization, so that the newly formed bank will be a wholly-owned subsidiary of the Corporation. Florence County National Bank (In Organization) is expected to begin operations during 1998.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS:

As a members of the Federal Reserve System, the Corporation's banking subsidiaries are required by regulation to maintain an average cash reserve balance with the Federal Reserve Bank. The average amount of such reserve balance as of December 31, 1997, was approximately $4,309,000.

At December 31, 1997, the Corporation and its subsidiaries had due from bank balances in excess of federally insured limits in the amount of $769,000. The risks associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 4 - INVESTMENT SECURITIES:

The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 1997 and 1996:

                                        ...............................    1997    ............................
                                                               GROSS                  GROSS
                                        AMORTIZED           UNREALIZED             UNREALIZED            FAIR
                                          COST                 GAINS                 LOSSES              VALUE
                                          ----                 -----                 ------              -----
(In thousands of dollars)

U. S. Treasury securities                $  3,231              $  28               $     -             $  3,259
Obligations of
    U. S. Government
    Agencies and
    Corporations                           12,321                 39                   (18)              12,342
Obligations of states
    and political
    subdivisions                           34,851                581                    (7)              35,425
                                     --------------------------------------------------------------------------------


Total                                    $ 50,403              $ 648               $   (25)            $ 51,026
                                     ================================================================================


                                        ...............................    1996    ............................
                                                               GROSS                 GROSS
                                        AMORTIZED           UNREALIZED            UNREALIZED             FAIR
                                          COST                 GAINS                LOSSES               VALUE
                                          ----                 -----                ------               -----
(In thousands of dollars)

U. S. Treasury securities                $ 13,794              $  50               $    (2)            $ 13,842
Obligations of
    U. S. Government
    Agencies and
    Corporations                           16,825                 70                  (167)              16,728
Obligations of states
    and political
    subdivisions                           34,578                432                   (76)              34,934
                                     --------------------------------------------------------------------------------


Total                                    $ 65,197              $ 552              $   (245)            $ 65,504
                                     ================================================================================

The market values of state, county, and municipal securities are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 1997 and 1996:

                                        ..............................   1997   ..............................
                                                              GROSS                  GROSS
                                        AMORTIZED          UNREALIZED             UNREALIZED             FAIR
                                          COST                GAINS                 LOSSES               VALUE
                                          ----                -----                 ------               -----
(In thousands of dollars)

U. S. Treasury securities              $   30,320              $ 240                $    -            $  30,560
Obligations of
    U. S. Government
    Agencies and
    Corporations                           83,990                538                   (23)              84,505
Federal Reserve Bank stock                    475                  -                     -                  475
Other securities                              118                  -                     -                  118
                                     --------------------------------------------------------------------------------


Total                                  $  114,903              $ 778                $  (23)           $ 115,658
                                     ================================================================================


                                .......................................   1996   ......................................

                                                              GROSS                 GROSS
                                        AMORTIZED          UNREALIZED            UNREALIZED              FAIR
                                          COST                GAINS                LOSSES                VALUE
                                          ----                -----                ------                -----
(In thousands of dollars)

U. S. Treasury securities              $   24,094              $  27                $  (62)           $  24,059
Obligations of
    U. S. Government
    Agencies and
    Corporations                           71,061                224                  (270)              71,015
Federal Reserve Bank stock                    492                  -                      -                 492
Other securities                              118                  -                      -                 118
                                     --------------------------------------------------------------------------------


Total                                  $   95,765              $ 251                $ (332)           $  95,684
                                     ================================================================================

The amortized cost and fair value of debt securities at December 31, 1997 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                SECURITIES                                SECURITIES
                                             HELD-TO-MATURITY                         AVAILABLE-FOR-SALE

                                        AMORTIZED             FAIR                AMORTIZED              FAIR
                                          COST                VALUE                 COST                 VALUE
                                          ----                -----                 ----                 -----
(In thousands of dollars)

Due in one year or less                  $ 13,154           $ 13,181             $   17,211          $   17,247
Due after one year through
    five years                             20,982             21,328                 94,422              95,133
Due after five years through
    ten years                              12,947             13,188                      -                   -
Due after ten years                             -                  -                      -                   -
----------------------------------------------------------------------------------------------------------------------
          Subtotal                         47,083             47,697                111,633             112,380
No contractual maturity                     3,320              3,329                  3,270               3,278
----------------------------------------------------------------------------------------------------------------------
          Total                          $ 50,403           $ 51,026              $ 114,903           $ 115,658
======================================================================================================================

There were no transfers of held-to-maturity securities in 1997 or 1996. There were no sales of securities held-to-maturity during 1997 or 1996.

Proceeds from calls and maturities of available-for-sale securities totaled $3,066,000 and $2,951,000 for the years ended December 31, 1997 and 1996, respectively. Gross realized losses on calls and maturities of available-for-sale securities were $2,000 during the year ended December 31, 1997. During the year ended December 31, 1996, there were gross realized losses of $50,000 on sales of securities available-for-sale. There were no realized gains or losses on sales of investment securities during the years ended December 31, 1995.

Investment securities with a book value of $88,276,000 and a market value of $88,931,000 at December 31, 1997 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, and for other purposes as required and permitted by law.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 1997 and 1996:

                                                                                         1997               1996
                                                                                         ----               ----
(In thousands of dollars)

Commercial, financial and agricultural                                             $   67,519         $   46,392
Real estate - construction                                                             12,429              9,625
Real estate - mortgage                                                                207,630            178,544
Consumer, net of unearned income                                                       67,935             59,058
                                                                                ------------------------------------
          Total loans                                                               $ 355,513          $ 293,619
                                                                                ====================================

Changes in the allowance for loan losses for the three years ended December 31, 1997, were as follows:

                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In thousands of dollars)

Balance at beginning of year                                      $ 4,705             $ 3,703            $ 3,194
Charge-offs                                                          (761)              (691)               (691)
Recoveries                                                            323                 374                356
                                                            ----------------------------------------------------------
Balance before provision for loan losses                            4,267               3,386              2,859
Provision for loan losses                                           1,251               1,319                844
                                                            ----------------------------------------------------------
Balance at end of year                                            $ 5,518             $ 4,705            $ 3,703
                                                            ==========================================================


At December 31, 1997 and 1996, the aggregate amount of loans, including those for which impairment has been recognized, for which the accrual of interest had been discontinued was $1,016,000 and $974,000, respectively. Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 1997.
There were no restructured loans at December 31, 1997 and 1996.

Included in the balance sheet under the caption, "Other Assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $61,000 and $63,000 at December 31, 1997 and 1996, respectively.

The Corporation's banking subsidiaries grant agribusiness, commercial, and residential loans to customers throughout the state. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economy of Orangeburg County, York County, and other surrounding areas.

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

In accordance with these standards, the Company does not apply SFAS 114 and SFAS 118 to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These groups include the banking subsidiaries' credit card, residential mortgage, overdraft protection, home equity lines, accounts receivable financing, and consumer installment loans.

There were no impaired loans at December 31, 1997 and 1996.

Under guidelines established by the Company, concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity. There were no concentrations of credit at December 31, 1997.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31. consisted of the following:


                                                                     1997               1996
                                                                     ----               ----
(In thousands of dollars)

Land                                                              $ 1,976          $   1,995
Buildings and leasehold improvements                                9,101              9,319
Equipment and furnishings                                           7,866              7,389
                                                              -----------------------------------
          Total                                                    18,943             18,703
Less, accumulated depreciation and amortization                     8,997              7,855
                                                              -----------------------------------

Premises and equipment - net                                      $ 9,946           $ 10,848
                                                              ===================================

Depreciation expense charged to operations was $1,177,000, $1,020,000, and $891,000 in 1997, 1996, and 1995, respectively.

NOTE 7 - INTANGIBLE ASSETS:

Core deposit premium cost in the original amount of $1,822,000, which resulted from the purchase of two branches of another commercial bank, is being amortized on the straight-line basis over the estimated useful lives of the deposit accounts acquired, which range from two to fourteen years. The acquisition cost was allocated to the assets acquired based on their fair market value. Amortization expense, which is included in other non-interest expense, for the years ended December 31, 1997, 1996, and 1995, was $34,000, $80,000, and
$120,000, respectively.

On July 1, 1991, FNB completed the purchase of a branch of another commercial bank. The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded as core deposit premium cost in the amount of $1,124,000, and is being amortized over ten years on a method which reasonably approximates the anticipated benefit stream from the related deposit accounts. Amortization expense for the years ended December 31, 1997, 1996, and 1995, was $98,000, $110,000, and $122,000, respectively.

On June 16, 1995, FNB completed the purchase of two branches of another commercial bank. The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded as core deposit premium cost in the amount of $3,034,000, and is being amortized over fifteen years on a method which reasonably approximates the anticipated benefit stream from the related deposit accounts. Amortization expense for the year ended December 31, 1997, 1996, and 1995, was $348,000, $375,000 and $231,000, respectively.

Computer software (acquired by purchase) with an original cost of $1,068,000 is being amortized on the straight-line method over thirty-six months. Amortization expense was $177,000, $75,000, and $66,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES:

In March, 1995, the Financing Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the total of the expected future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized. Impairment losses resulting from the application of this statement should be reported in the period in which the recognition criteria are first applied and met. The initial application of SFAS 121 is to be reported as the cumulative effect of a change in accounting principle. As of December 31, 1997, the Corporation and its banking subsidiaries did not hold any long-lived assets or intangibles which have to be considered impaired as a result of the application of SFAS 121.

NOTE 9 - DEPOSITS:

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $40,795,000 and $38,616,000 at December 31, 1997 and 1996, respectively.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                   (In thousands of dollars)
                             1998                              $ 142,103
                             1999                                 44,803
                             2000                                  9,791
                             2001                                    770
                             2002                                  1,014
                          Thereafter                               1,760
                                                               ---------

                                                               $ 200,241
                                                               =========

NOTE 10 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
          REPURCHASE:

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date. Certain of the borrowings have no defined maturity date. All securities underlying these agreements are institution-owned securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                                                         1997               1996
                                                                                         ----               ----
         Average balance during the year                                             $ 44,852           $ 29,819
         Average interest rate during the year                                          4.75%              4.59%
         Maximum month-end balance during the year                                   $ 57,838           $ 36,568

NOTE 11 - INCOME TAXES:

Income tax expense for the three years ended December 31, 1997, consists of the following:

                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In thousands of dollars)

Current:
    Federal                                                       $ 2,776             $ 2,507            $ 1,715
    State                                                             340                 294                237
                                                            -----------------------------------------------------------
         Total current                                              3,116               2,801              1,952
Deferred                                                             (249)               (379)               (50)
                                                            -----------------------------------------------------------
         Total                                                    $ 2,867             $ 2,422            $ 1,902
                                                            ===========================================================


Timing differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in deferred income taxes as follows:

                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In thousands of dollars)

Provision for loan losses                                        $   (317)           $   (341)           $  (183)
Pension cost and post-retirement benefits                              36                  47                 79
Consumer loan income                                                   18                  13                 38
Depreciation                                                            6                  14                  2
Other                                                                   8                (112)                14
                                                            -----------------------------------------------------------
         Total                                                   $   (249)           $   (379)           $   (50)
                                                            ===========================================================


The reasons for the difference between income tax expense and the amount computed by applying the statutory income tax rate of 34% to pre-tax income are as follows:

                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In thousands of dollars)

Income taxes at statutory rate on
   pre-tax income                                                 $ 3,173             $ 2,703            $ 2,224
Increase (reduction) of taxes:
   State income taxes, net of federal
      tax benefit                                                     277                 236                194
   Tax-exempt interest income                                        (594)               (606)              (588)
   Other                                                               11                  89                 72
                                                            --------------------------------------------------------------

         Total                                                    $ 2,867             $ 2,422            $ 1,902
                                                            ==============================================================

The net deferred tax asset included in other assets in the accompanying consolidated financial statements includes the following components:

                                                                                         1997               1996
                                                                                         ----               ----
(In thousands of dollars)

Allowance for loan losses                                                             $ 1,736            $ 1,419
Post-retirement benefits                                                                   80                 64
Intangible assets                                                                         181                125
Unrealized losses on investment securities available-for-sale                               -                 31
Start-up expenses                                                                          39                 51
                                                                                ---------------------------------------
         Total deferred tax assets                                                      2,036              1,690
                                                                                ---------------------------------------

Depreciation                                                                             (814)              (808)
Consumer loan income                                                                     (177)              (159)
Bond discount accretion                                                                  (136)               (84)
Pension plan                                                                             (120)               (68)
Unrealized gains on investment securities available-for-sale                             (279)                 -
                                                                                ---------------------------------------
         Total deferred tax liabilities                                                (1,526)            (1,119)
                                                                                ---------------------------------------
         Net deferred tax asset                                                       $   510            $   571
                                                                                =======================================

NOTE 12 - OTHER EXPENSES:

The following is a summary of the components of other non-interest expense for the three years ended December 31, 1997:

                                                                     1997                1996               1995
                                                                     ----                ----               ----
         (In thousands of dollars)

         Office supplies                                         $    528            $    482           $    406
         Advertising                                                  527                 432                371
         Amortization of intangible assets                            657                 644                540
         Federal depository insurance                                  52                   2                373
         Other                                                      4,650               3,518              3,020
                                                          --------------------------------------------------------------
         Total                                                    $ 6,414             $ 5,078            $ 4,710
                                                          ==============================================================


NOTE 13 - COMMON STOCK AND PER SHARE INFORMATION:

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Corporation has adopted SFAS No. 128 as of December 31, 1997.

In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                            1997         1996        1995
                                            ----         ----        ----
Net income per share - basic:
  Net income (in 000s)                  $    6,466   $    5,528   $    4,640
                                        ------------------------------------
  Income available to common
    shareholders (in 000s)              $    6,466   $    5,528   $    4,640
                                        ------------------------------------
Average common shares
  outstanding - basic                    5,146,699    4,869,698    4,721,944
                                        ------------------------------------
Net income per share - basic            $     1.26   $     1.14   $     0.98
                                        ====================================
Net income per share - diluted:
  Income available to common
    shareholders (in 000s)              $    6,466   $    5,528   $    4,640
                                        ------------------------------------
  Average common shares
    outstanding - basic                  5,146,699    4,869,698    4,721,944
                                        ------------------------------------
  Incremental shares from assumed
    conversion of stock options             18,744       51,766       53,210
                                        ------------------------------------
  Average common shares
    outstanding - diluted                5,165,443    4,921,464    4,775,154
                                        ------------------------------------
Net income per share - diluted          $     1.25   $     1.12   $     0.97
                                        ====================================

Dividends per share are calculated using the current equivalent of the number of common shares outstanding at the time of the dividend based on First National Corporation shares outstanding.


NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1997, $9,466,000 of FNB's retained earnings are available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from FNB and NBYC to the Corporation in the form of loans or advances approximated $9,146,000 and $798,000, respectively, at December 31, 1997.

NOTE 15 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997 and 1996:

                                                                                         1997               1996
                                                                                         ----               ----
(In thousands of dollars)

Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of
   $3,872 for 1997 and $3,508 for 1996                                                $ 4,023            $ 3,616
                                                                                ========================================
Projected benefit obligation for cervices rendered to date                            $ 5,910            $ 5,229
Plan assets at fair value, primarily guaranteed interest
   contracts, money market accounts and annuity contracts                               5,698              4,525
                                                                                ----------------------------------------
Excess of projected benefit obligation over the plan assets                              (212)              (704)
Unrecognized net gain from past experience different from
   that assumed and effects of changes in assumptions                                     780              1,131
Unrecognized prior service costs                                                           10                 13
Unrecognized net asset being amortized over 16 years                                     (127)              (160)
                                                                                ----------------------------------------

(Prepaid) pension cost included in other
   (assets)                                                                           $  (451)           $  (280)
                                                                                ========================================


                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In  thousands of dollars)

Net pension expense included the
  following expense (income) components:
      Service cost - benefits earned
         during the period                                          $ 289               $ 269              $ 231
      Interest cost on projected
         benefit obligation                                           386                 342                314
      Actual return on plan assets                                   (637)                (70)              (257)
      Net amortization and deferral                                   238                (281)               (42)
                                                                 -----------------------------------------------------

Net periodic pension expense                                        $ 276               $ 260              $ 246
                                                                 =====================================================

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.0%, respectively, for each of the years ended December 31, 1997, 1996 and 1995. The expected long-term rate of return on pension plan assets was 8.0% for each of the three years ended December 3 l, l 997.

Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In thousands of dollars)

Pension                                                             $ 276               $ 260              $ 246
Profit sharing                                                        110                 100                 89
                                                                 --------------------------------------------------

         Total                                                      $ 386               $ 360              $ 335
                                                                 ==================================================

NOTE 16 - POST-RETIREMENT BENEFITS:

The following sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997 and 1996:

                                                                                         1997               1996
                                                                                         ----               ----
(In thousands of dollars)
Accumulated post-retirement- benefit obligation                                      $    477           $    503
Plan assets at fair value                                                                   -                  -
                                                                                     ---------------------------

Funded status                                                                            (477)              (503)
Unrecognized net transition obligation                                                    473                505
Unrecognized gain                                                                        (163)              (133)
                                                                                     ---------------------------

Accrued post-retirement benefit cost
   included in other liabilities                                                     $   (167)          $   (131)
                                                                                     ===========================

Net periodic post-retirement benefit cost included the following components:

                                                                     1997                1996               1995
                                                                     ----                ----               ----
(In thousands of dollars)

Service cost                                                       $    -              $    -              $   -
Interest cost                                                          39                  36                 36
Net amortization and deferral                                          18                   7                  7
                                                                 --------------------------------------------------

Net periodic poet-retirement benefit cost                          $   57              $   43              $  43
                                                                 ==================================================

The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%. For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993; the rate was assumed to decrease by 1% per year to 6% at the end of seven years. Increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post retirement benefit obligation as of December 31, 1997 by $48,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $4,000.

NOTE 17 - STOCK-BASED COMPENSATION PLANS:

The Corporation has reserved 133,402 shares of common stock for issuance to key employees under the Incentive Stock Option Plan of 1992 and an additional 153,300 shares of common stock for issuance to key employees under the 1996 Incentive Stock Option Plan. Options under both plans may not be exercised in whole or in part within one year following the date of the grant of the options, and thereafter become exercisable in 25% increments over the next four years. The exercise price of the options may not be less than fair market value of the common stock on the date of the grant. No options may be exercised after five years from the date of the grant. No option shall be granted under the 1992 plan after March 12, 1997, at which time the plan terminated. Options granted before such date may extend beyond that date in accordance with the Plan.

Activity in both stock option plans is summarized below. All information has been retroactively restated to reflect stock dividends and stock splits.

                                  ...............   1997   ...............    ................   1996   ..............

                                                                 WEIGHTED                                    WEIGHTED
                                                 RANGE OF         AVERAGE                   RANGE OF          AVERAGE
           1992                                  EXERCISE        EXERCISE                   EXERCISE         EXERCISE
    STOCK OPTION PLAN:              SHARES        PRICES           PRICE       SHARES        PRICES            PRICE
    ------------------              ------        ------           -----       ------        ------            -----

Outstanding, January 1             110,742        $6.75-8.26      $ 7.94       121,294       $6.75-8.26        $ 7.25
Granted
Exercised                           85,949            $ 6.75      $ 7.06        10,552           $ 6.75        $ 6.75
Expired                             12,087                 -      $ 6.75             -
                                   -------                                     -------

Outstanding, December 31            12,706                        $ 8.26       110,742                         $ 7.94
                                   =======                                     =======

Exercisable, December 31            12,706                        $ 8.26       110,742                         $ 7.94
                                   =======                                     =======

Available for Grant,
   December 31                           -                                     133,402
                                   =======                                     =======


                                 ................    1997   ...............    ................   1996   ..............

                                                                 WEIGHTED                                     WEIGHTED
                                                 RANGE OF        AVERAGE                    RANGE OF          AVERAGE
                                                 EXERCISE        EXERCISE                   EXERCISE         EXERCISE
                                    SHARES        PRICES           PRICE       SHARES        PRICES            PRICE
                                    ------        ------           -----       ------        ------            -----

1996 Incentive Stock Option Plan:

Outstanding, January 1              94,500         $12.86         $12.86             -             -                -
Granted                                  -              -              -        94,500        $12.86           $12.86
Exercised                            2,100         $12.86         $12.86             -             -                -
                                   -------                                     -------

Outstanding, December 31            92,400                                      94,500                         $12.86
                                   =======                                     =======

Exercisable, December 31            23,100                                           -
                                   =======                                     =======

Available for Grant,
   December 31                     153,300                                     153,300
                                   =======                                     =======

Weighted-average fair value
   of options granted during
   the year                        $     -                                     $  2.75
                                   =======                                     =======

The Corporation has entered into a Restricted Stock Agreement with the chief executive officer. The agreement grants to the employee 10,888 shares of restricted common stock conditioned upon continued employment. The options vest free of restrictions as follows: 25% in 1999, 25% in 2001, and 50% in 2003. Termination of employment prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed as chief executive officer, the employee will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change of control of the Corporation or upon the death of the employee. The weighted average fair value of the shares granted under this agreement is $6.34.

The fair value of the options granted and the stock issued was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.125%, dividend yield of 2.7%, expected life of options of 5 years, expected life of restricted stock of 7 years, and volatility of 7.85%.

The Corporation currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) effective for transactions entered into after December 15, 1995. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. Had compensation cost for the 1996 stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      ........  1997   .........           ........  1996  .........
(In thousands of dollars, except per share data)         AS                                   AS
                                                      REPORTED         PRO FORMA           REPORTED        PRO FORMA
                                                      --------         ---------           --------        ---------

Net income                                            $6,466            $6,403            $5,528           $5,505

Earnings per share                                     $1.26             $1.24             $1.14            $1.13

NOTE 18- LONG-TERM LEASES:

The Corporation's banking subsidiaries were obligated at December 31, 1997, under certain operating leases extending to the year 2002 for land and buildings used primarily for banking purposes. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

                    (In thousands of dollars)
                                                     APPROXIMATE REQUIRED
                              YEAR                      ANNUAL RENTALS
                              ----                      --------------

                              1998                         $  56,000
                              1999                            50,000
                              2000                            37,000
                              2001                            19,000
                              2002                             6,000
                                                           ---------

                              Total                        $ 168,000
                                                           =========

Rental expense for operating leases for the years ended December 31, 1997, 1996, and 1995 was $53,000, $32,000, and $39,000, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Corporation and its banking subsidiaries are involved at times in various litigation arising out of the normal course of business. In the opinion of the Company's legal counsel, there is no pending or threatened litigation of any material consequence at this time.

The Corporation has entered into a $4,500,000 unsecured line of credit from an unaffiliated bank. There were no borrowings outstanding at December 31, 1997.

NOTE 20 - RELATED PARTY TRANSACTIONS:

During 1997 and 1996, the Corporation's banking subsidiaries had loan and deposit relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Total loans outstanding to this group (including immediate families and business interests) amounted to $8,025,000 at December 31, 1997, and $8,970,000 at December 31, 1996. During 1997, $15,535,000 of new loans were made to this group. Repayments of $15,677,000 were made during the year. Other changes, which included loans outstanding to new or former officers and directors, resulted in a decrease of $803,000.

NOTE 21 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

The Corporation's banking subsidiaries are parties to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the balance sheet. The contract amounts of these instruments express the extent of involvement the banks have in particular classes of financial instruments.

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

                                                                                  ......   DECEMBER 31,   ......

(In thousands of dollars)                                                            1997                 1996
                                                                                     ----                 ----

Financial instruments whose contract amount represents credit risks:
      Commitments to extend credit                                                $ 87,067             $ 49,145
      Standby letters of credit and
          financial guarantees written                                            $  1,702             $  1,135

COMMITMENTS TO EXTEND CREDIT:

These are legally binding agreements to lend to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The banking subsidiaries evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management's credit assessment of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees.

STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN:

These instruments are conditional commitments issued by the banking subsidiaries guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit outstanding at December 31, 1997, expire in 1998. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

NOTE 22 - DERIVATIVE FINANCIAL INSTRUMENTS:

In accordance with established policy, the Corporation and its banking subsidiaries hold derivative financial instruments which meet the following criteria: (1) government agency security, (2) five years or less in maturity,
(3) readily identifiable indexes, and (4) "conservative" investment. The total amount of the investment in structured notes, as a percentage of capital, has been set by policy not to exceed 61 percent. The Company no longer purchases structured notes.

The financial derivatives held by the Company as of December 31, 1997 and 1996, consist of structured notes which meet the above criteria. The purpose of such holdings include the ability to take advantage of enhanced basis point yield spread and to take advantage of variable rate products to facilitate in the management of the gap ratio. All such investments are classified as available-for-sale and, therefore, recorded at fair value in the financial statements. During the year ended December 31, 1996, derivative financial instruments were sold and a loss of $50,000 reported. No gains or losses were reported in the income statements from these holdings in 1997 and 1995.

As of December 31, 1997 and 1996, the Corporation and its subsidiaries held derivative financial instruments in the amount of $2,000,000 and $7,999,000.

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

INVESTMENT SECURITIES:

For securities held as investments, fair value equals quoted market price, if available. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS RECEIVABLES:

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES:

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

FEDERAL FUNDS PURCHASED:

The fair value of federal funds purchased is estimated based on the current rates offered for borrowings of the same remaining maturities.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN (CONTINUED):

The estimated fair value of the Corporation's financial instruments are as follows:

                                      ..........   1997   ..........              ..........   1996   .........
                                        CARRYING              FAIR                CARRYING               FAIR
                                         AMOUNT               VALUE                AMOUNT                VALUE
(In thousands of dollars)               --------              -----               --------               -----

Financial assets:
   Cash and short-term
       investments                     $  30,802           $  30,802             $  28,824            $  28,824
   Investment securities                 166,061             166,684               160,881              161,188
   Loans:
       Loans                             355,513             355,067               293,619              308,618
       Less, allowance for loan
           losses                         (5,518)             (5,518)               (4,705)              (4,705)
                                       ------------------------------------------------------------------------
               Net loans                 349,995             349,549               288,914              303,913

Financial liabilities:
   Deposits                              454,375             454,261               414,153              404,731
   Federal funds purchased                54,312              54,312                32,547               32,547

Unrecognized financial
   instruments:
       Commitments to extend
           credit                         87,067              87,045                49,145               51,616
       Standby letters of credit           1,702               1,702                 1,135                1,135

NOTE 24 - REGULATORY MATTERS

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Corporation and its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Corporation and its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the entities must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

Actual capital amounts and ratios are also presented in the table.

(In thousands of dollars)                                                                                To Be Well
                                                                                                      Capitalized Under
                                                                         For Capital Adequacy         Prompt Corrective
                                                     Actual                    Purposes               Action Provisions
                                               -------------------------------------------------------------------------
                                                AMOUNT      RATIO         AMOUNT        RATIO        AMOUNT        RATIO
                                                ------      -----         ------        -----        ------        -----
As of December 31, 1997:
   Total capital (to risk weighted assets):
      Consolidated                             $55,713      14.72%        $30,279        8.00%      $37,849        10.00%
      First National Bank                       46,707      14.26          26,207        8.00        32,758        10.00
      National Bank of York County               4,192      17.55           1,911        8.00         2,388        10.00
   Tier I Capital (to risk weighted assets):
      Consolidated                              50,972      13.47          15,136        4.00        22,705         6.00
      First National Bank                       42,598      13.00          13,103        4.00        19,655         6.00
      National Bank of York County               3,917      13.80           1,135        4.00         1,703         6.00
   Tier I Capital (to average assets)
      Consolidated                              50,972       9.16          22,259        4.00        27,823         5.00
      First National Bank                       42,598       8.39          20,309        4.00        25,386         5.00
      National Bank of York County               3,917       9.66           1,622        4.00         2,027         5.00

As of December 31, 1996:
   Total capital (to risk weighted assets):
      Consolidated                             $49,479      17.10         $23,162        8.00       $28,952        10.00%
      First National Bank                       40,533      14.80          21,910        8.00        27,387        10.00
      National Bank of York County               4,166      33.30           1,001        8.00         1,251        10.00
   Tier I Capital (to risk weighted assets):
      Consolidated                              45,846      15.80          11,585        4.00        17,377         6.00
      First National Bank                       37,571      13.70          10,970        4.00        16,454         6.00
      National Bank of York County               4,166      33.30             500        4.00           751         6.00
   Tier I Capital (to average assets)
      Consolidated                              45,846       9.50          19,344        4 00        24,180         5.00
      First National Bank                       37,571       8.10          18,554        4.00        23,192         5.00
      National Bank of York County               4,166      22.40             744        4.00           930         5.00

NOTE 25 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for First National Corporation (Parent Company only):

                                                                            ..............  DECEMBER 31,  ..............
(In thousands of dollars)                                                             1997                 1996
                                                                                      ----                 ----
Balance Sheets:
Assets:
   Cash                                                                           $    469             $    461
   Investment securities                                                             3,417                3,040
   Investment in banking subsidiaries                                               49,722               44,649
   Premises and equipment                                                              116                  126
   Other assets                                                                        189                   83
                                                                            --------------------------------------------
         Total assets                                                             $ 53,913             $ 48,359
                                                                            ============================================
Liabilities:
   Other liabilities                                                              $     13             $     13
                                                                            --------------------------------------------
         Total liabilities                                                              13                   13
   Shareholders' equity                                                             53,900               48,346
                                                                            --------------------------------------------
         Total liabilities and shareholders' equity                               $ 53,913             $ 48,359
                                                                            ============================================

                                                              ...........  YEAR ENDED DECEMBER 31,  ...........
                                                              1997                    1996                 1995
(In thousands of dollars)                                     ----                    ----                 ----
Statements of Income:
Income:
   Dividends from banking subsidiaries                      $   2,054            $   4,499            $   1,384
   Interest and dividends                                         177                   51                   22
   Other income                                                     -                   10                    -
                                                            ---------------------------------------------------
         Total income                                           2,231                4,560                1,406
                                                            ---------------------------------------------------
Expenses:
   Interest expense                                                 -                   20                    -
   Other general expense                                          398                  144                   27
                                                            ---------------------------------------------------
         Total expenses                                           398                  164                   27
                                                            ---------------------------------------------------
Income before income taxes and equity in
   undistributed earnings of subsidiaries                       1,833                4,396                1,379
Applicable income tax benefit (expense)                            86                   41                    3
Equity in undistributed earnings of
   subsidiaries                                                 4,547                1,091                3,258
                                                            ---------------------------------------------------
         Net income                                         $   6,466            $   5,528            $   4,640
                                                            ===================================================

Statements of Changes in Shareholders' Equity:

(In thousands of dollars, except                                                             Unrealized
    per share data)                                                                          Gain (Loss)
                                                                                            On Securities
                                                                                            Available-For
                                                                                            Sale, Net Of
                                                                                             Applicable
                                             Common Stock                       Retained      Deferred
                                         Shares         Amount       Surplus    Earnings    Income Taxes      Total
                                         ------         ------       -------    --------    ------------      -----
Balance December 31, 1994               2,035,000        10,175       11,871      14,304         (169)       36,181
Net income - 1995                               -             -            -       4,640            -         4,640
Cash dividends declared                         -             -            -      (1,403)           -        (1,403)
Stock dividends declared                  203,042         1,015        4,285      (5,300)           -             -
Common stock issued                         6,297            32          104           -            -           136
Changes in unrealized gain (loss) on
   securities available-for-sale, net
   of applicable deferred income taxes          -             -            -           -          223           223
                                        ---------------------------------------------------------------------------
Balance, December 31, 1995              2,244,339        11,222       16,260      12,241           54        39,777
Net income for - 1996                           -             -            -       5,528            -         5,528
Cash dividends declared                         -             -            -      (1,721)           -        (1,721)
Stock dividend declared                   120,891           604        2,654      (3,258)           -             -
Common stock issued                       184,794           924        3,942           -            -         4,866
Changes in unrealized gain (loss) on
   securities available-for-sale, net
   of applicable deferred income taxes          -             -            -           -         (104)         (104)
                                        ---------------------------------------------------------------------------

Balance, December 31, 1996              2,550,024      $ 12,750    $ 22,856    $  12,790     $    (50)    $  48,346
Net income - 1997                               -             -            -       6,466            -         6,466
Cash dividends declared                         -             -            -      (2,059)           -        (2,059)
Stock split declared                    2,556,427             -            -            -           -             -
Common stock issued                        81,646           220          401           -            -           621
Changes in unrealized gain (loss) on
   securities available-for-sale, net
   of applicable deferred income taxes          -             -            -           -          526           526
                                        ---------------------------------------------------------------------------

Balance, December 31, 1997              5,188,097      $ 12,970    $ 23,257    $  17,197     $    476     $  53,900
                                        ===========================================================================

NOTE 25 - CONDENSED FINANCIAL, STATEMENTS (CONTINUED);

                                                                      .... YEAR ENDED DECEMBER 31, ....
(In thousands of dollars)                                       1997                1996                1995
                                                                ----                ----                ----
Statements of Cash Flows:
   Cash flows from operating activities:
     Net income                                             $  6,466            $  5,528            $  4,640
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                              11                  10                   -
       Discount accretion                                       (153)                 (4)                (22)
       Increase in other assets                                 (106)                  -                 (78)
       (Decrease) in other liabilities                             -                  (1)                 (6)
       Undistributed earnings of subsidiaries                 (4,547)             (1,091)             (3,258)
                                                            -------------------------------------------------
         Net cash provided by operating
           activities                                          1,671               4,442               1,276
                                                            -------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of investment securities                    -                   -                 149
   Proceeds from maturities of investment
     securities                                                9,000                 320               1,265
   Purchases of investment securities                         (9,224)             (2,922)             (1,401)
   Purchases of premises and equipment                           (26)               (136)                  -
   Proceeds from sale of premises and
     equipment                                                    24                   -                   -
   Purchase of stock of banking subsidiary                         -              (4,500)                  -
                                                            -------------------------------------------------
         Net cash provided (used) by
           investing activities                                 (226)             (7,238)                 13
                                                            -------------------------------------------------
Cash flows from financing activities:
   Cash dividends paid                                        (2,059)             (1,721)             (1,403)
   Common stock issuance                                         607               4,655                  95
   Stock options exercised                                        14                 211                  41
                                                            -------------------------------------------------
         Net cash provided (used) by
           financing activities                               (1,438)              3,145              (1,267)
                                                            -------------------------------------------------
Net increase in cash and cash equivalents                          7                 349                  22
Cash and cash equivalents at beginning
   of year                                                       461                 112                  90
                                                            -------------------------------------------------
Cash and cash equivalents at end of year                    $    468           $     461           $     112
                                                            =================================================




    THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING FINANCIAL STATEMENTS

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

         2.       Financial Schedules Filed:  None

         3.       Exhibits

                       Exhibit No.      Description of Exhibit

                           23           Consent of J. W. Hunt and Company, LLP.



(b) No reports were filed on Form 8-K during the fourth quarter of 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orangeburg and State of South Carolina, on the 24th day of April, 1998.

                                       First National Corporation


                                       By       /s/ C. John Hipp, III
                                                --------------------------------
                                                C. John Hipp, III
                                                President and Chief Executive
                                                Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 24, 1998.


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


                                        ----------------------------------------
                                        Johnny E. Ward
                                        Director


                                        /s/ A. Dewall Waters
                                        ----------------------------------------
                                        A. Dewall Waters
                                        Director


                                        /s/ L. D. Westbury
                                        ----------------------------------------
                                        L. D. Westbury
                                        Director


                                        /s/ Cathy Cox Yeadon
                                        ----------------------------------------
                                        Cathy Cox Yeadon
                                        Director

                                  EXHIBIT INDEX

       Exhibit No.     Description of Exhibit


           23          Consent of J. W. Hunt and Company, LLP.