Form 10-Q
period 1998-03-31
FIRST NATIONAL CORP /SC/
filed 1998-05-14
CIK 764038

FIRST NATIONAL CORPORATION
                      Financial Statements

                          (Form 10-Q)

                         March 31, 1998

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended MARCH 31, 1998         Commission File Number 0-13663

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

                                 YES X  NO


  Indicate the number of shares outstanding of each of issuer's class of securities.


                      CLASS                  OUTSTANDING as of March 31, 1998
       Common Stock, $2.50 par value                 5,188,097

                          FIRST NATIONAL CORPORATION


                                     INDEX



  Part I:   Financial Information

            Item 1 - Financial Statements

                 Consolidated Balance Sheet -
                 March 31, 1998 and December 31, 1997

                 Consolidated Statements of Changes
                 in Shareholders' Equity -
                 Three Months Ended
                 March 31, 1998 and 1997

                 Consolidated Statement of Income -
                 Three Months Ended
                 March 31, 1998 and 1997

                 Consolidated Statement of Cash Flows -
                 Three Months Ended
                 March 31, 1998 and 1997

                 Notes to Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations


  Part II:  Other Information

            Item 1 - Legal Proceedings

            Item 6 - Exhibits and Reports on Form 8-K

                 (a) Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K: None

                        PART I - FINANCIAL INFORMATION

  Item l.  Financial Statements

                          FIRST NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



  ASSETS                                            3-31-98        12-31-97
                                                (Dollars in thousands)

Cash and due from banks                         $ 26,997         $ 30,802

Federal funds sold                                22,200                0

Investment securities - Note 2

  Securities held-to-maturity (fair value of
    $46,784 in 1998 and $51,026 in 1997)          46,154           50,403

  Securities available-for-sale, at fair value   137,116          115,658

    Total Investment securities                  183,270          166,061

Loans - Note 3                                   357,861          359,167

  Less:  Unearned income                          (3,521)          (3,654)

         Allowance for loan losses - Note 4       (5,745)          (5,518)

         Loans, net                              348,595          349,995

Premises and equipment                             9,769            9,946

Intangible assets                                  2,583            2,732

Other real estate - Note 6                           211               61

Other assets                                       6,835            5,974

     TOTAL ASSETS                               $600,460         $565,571

Consolidated Balance Sheets - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY
                                                 3-31-98        12-31-97
                                                  (Dollars in thousands)
LIABILITIES:

Deposits in domestic offices:

  Noninterest-bearing                           $ 76,276         $ 70,052

  Interest-bearing - Note 7                      413,451          384,323

      Total deposits                             489,727          454,375

Federal funds purchased & securities
  sold under agreement to repurchase              49,422           54,312

Other liabilities                                  6,079            2,984

      TOTAL LIABILITIES                          545,228          511,671

Commitments & contingent liabilities - Note 8

STOCKHOLDERS' EQUITY:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    5,188,097 shares in 1998, and 5,102,182
    shares in 1997 - Note 9                       12,970           12,970

  Additional paid-in capital                      23,257           23,257

  Retained earnings                               18,540           17,197

  Accumulated other comprehensive income: Note 11

    Unrealized gain (loss) on securities available-
    for-sale, net of applicable deferred income
    taxes                                            465              476

      TOTAL STOCKHOLDERS' EQUITY                  55,232           53,900

      TOTAL LIABILITIES & STOCKHOLDER'S EQUITY  $600,460         $565,571

                  FIRST NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands of dollars, except per share data)

                                                                        Accumulated
                                                                           Other
                                 Common Stock                Retained   Comprehensive
                                Shares   Amount   Surplus    Earnings   Income(Loss)    Total


Balance, December 31, 1996    5,100,048 $ 12,750 $ 22,856    $ 12,790         $ (50)   $ 48,346

Comprehensive income:

  Net income                          -        -        -       1,605             -       1,605

  Other comprehensive income

   loss) net of tax                   -        -        -           -          (535)       (535)

Comprehensive income                  -        -        -           -             -       1,070

Common stock issued               2,134        6       25           -             -          31

Cash dividends                        -        -        -        (485)            -        (485)


    Balance, March 31, 1997   5,102,182   12,756   22,881      13,910          (585)     48,962


Balance, December 31, 1997    5,188,097   12,970   23,257      17,197           476      53,900

Comprehensive income:

  Net income                          -        -        -       1,913             -       1,913

  Other comprehensive income

   (loss) net of tax                  -        -        -           -           (11)        (11)

Comprehensive income                  -        -        -           -             -       1,902

Cash dividends                        -        -        -        (570)            -        (570)


    Balance, March 31, 1998   5,188,097 $ 12,970 $ 23,257    $ 18,540         $ 465    $ 55,232

                        FIRST NATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                                     3 Months Ended
                                                  03-31-98     03-31-97
                                                 (Dollars in thousands,
                                                 except per share data)
Interest income:
  Interest & fees on loans                       $8,123        $6,899
  Interest & dividends on investment sec.:
    Taxable income                                2,066         2,027
    Non-taxable income                              408           409
  Dividends on stock                                  7            17
  Interest on federal funds sold                    220           207
      Total interest income                      10,824         9,559

 Interest expense:
  Interest on deposits                            3,988         3,504
  Interest on federal funds purchased &
    securities sold under agreements to
    repurchase                                      632           465
      Total interest Expense                      4,620         3,969

      Net Interest Income                         6,204         5,590

Provision for loan losses - Note 4                  222           284
      Net interest income after provision
        for loan losses                           5,982         5,306

Noninterest income:
  Service charges on deposit accounts             1,116         1,005
  Other service charges commissions, fees           647           490
  Investment securities, gains (losses)              18             0
  Other operating income                             11            10
      Total noninterest income                    1,792         1,505

Noninterest expense:
  Salaries & employee benefits                    2,837         2,427
  Occupancy expense of bank premises-net            251           326
  Furniture & equipment expense - net               388           386
  Amortization expense-Intangible assets            152           145
  Other expense                                   1,366         1,214
      Total noninterest expense                   4,994         4,498

Income before income taxes                        2,780         2,313
Applicable income taxes                             867           708
      Net income                                 $1,913        $1,605

Net income per common share - Basic               $0.37         $0.31
Net income per common share - Diluted             $0.37         $0.31
Cash dividends per common share                   $0.11         $0.10

                        FIRST NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          3 Months Ended     3 Months Ended
                                              03-31-98          03-31-97

                                                (Dollars in thousands)

Cash flows from operating activities:
  Net income                                $      1,913    $        1,605
    Adjustments to reconcile net income to
       net cash provided by operating
        activities:
        Depreciation and amortization        405              418
        Provision for loan losses            222              284
         Provision for deferred taxes          0                0
         Increase (decrease) in reserve
          for income taxes - current         848              707
        (Gain) loss on sale of premises
          and equipment                       (2)               0
        (Increase) decrease in interest
          receivables                         88             (305)
        Increase (decrease) in accumulated
          premium amortization and discount
          accretion - net                   (170)             (32)
        Increase (decrease) in interest
          payable                            140              212
        (Increase) decrease in miscellaneous
          assets                            (936)             (21)
         (Increase) decrease in prepaid
          assets                            (159)            (339)
        Increase (decrease) in other
          liabilities                       (379)            (197)
            Total adjustments                         57               727
            Net cash provided by operating
              activities                           1,970             2,332

Consolidated Statements of Cash Flows - Continued.......

                                          3 Months Ended     3 Months Ended
                                             03-31-98          03-31-97
                                               ( Dollars in thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity            8,072            7,476
  Purchase of investment securities
    held-to-maturity                      (3,894)          (1,238)
  Proceeds from maturities of investment
    securities available-for-sale         18,485            5,967
  Purchase of investment securities
    available-for-sale                   (39,886)         (20,923)
  Net (increase) decrease in customer
    loans                                  1,115          (10,885)
  Additions to premises and equipment         76             (225)
  Proceeds from sale of premises and
    equipment                                  2                0
  Recoveries from loans previously charged
    off                                       64              100
  (Increase) decrease in funds sold      (22,200)         (16,450)
            Net cash used in investing
              activities                         (38,166)          (36,178)


Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit               35,352           27,198
  Sale of common stock                         0               30
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase               (4,890)           5,592
  Proceeds from issuance of other
    borrowings                             2,500                0
  Dividends paid                            (571)            (485)
            Net cash provided by financing
              activities                          32,391            32,335

Net increase (decrease) in cash and cash
  equivalents                                     (3,805)           (1,511)

Cash and cash equivalents at beginning of
  year                                           $30,802           $28,824

Cash and cash equivalents at end of period       $26,997           $27,313

                         FIRST NATIONAL CORPORATION



Note 1 - Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. All dollar amounts are stated in thousands, except per share data.

Note 2 - Investment Securities:

    The following is the amortized cost and fair value of investment securities held-to-maturity at March 31, 1998 and December 31, 1997:

                            03-31-98                       12-31-97
                            Gross  Gross                   Gross  Gross
                      Amort Unreal Unreal  Fair     Amort  Unreal Unreal  Fair
                      Cost  Gains  Losses  Value    Cost   Gains  Losses  Value

  U S Treasury
    securities        3,227    30     0    3,257    3,231    28     0    3,259

  Obligations of
    U S government
    agencies & corps  8,016    46   (26)   8,036   12,321    39   (18)  12,342

  Obligations of state
    and political
    subdivisions     34,911   584    (4)  35,491   34,851   581    (7)  35,425

      Total          46,154   660   (30)  46,784   50,403   648   (25)  51,026

Note 2 - Continued...

        The following is the amortized cost and fair value of securities available-for-sale at March 31, 1998 and December 31, 1997:

                           03-31-98                     12-31-97
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value

     U S Treasury
       securities       39,211   385   (38)   39,558   30,320   240    0   30,560

     Obligations of
       U S government
       agencies & corps 96,500   540   (75)   96,965   83,990   538  (23)  84,505

     Other securities      593     0     0       593      593     0    0      593

       Total           136,304   925  (113)  137,116  114,903   778  (23) 115,658

       Investment securities with an aggregate amortized cost of $79,328 on March 31, 1998 and $88,276 on December 31, 1997, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:   3-31-98    12-31-97

     Commercial, financial & agricultural       66,507     67,519
     Real Estate - construction                 12,276     12,429
     Real estate - mortgage                    207,671    207,630
     Consumer                                   67,886     67,935
       Total loans                             354,340    355,513

    As of March 31, 1998 and December 31, 1997 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $6,823 and $8,025 respectively. The following is an analysis of the activity with respect to loans to related parties for the three months ended March 31, 1998.

         Balance, beginning of period       8,025
         Add:
           New loans                        4,293
         Deduct:
           Payments                         5,417
         Other changes                        (78)
         Balance, end of period             6,823

Note 4 - Allowance for Loan Losses:
                                                 Amount
                                           03-31-98   12-31-97

    Balance, beginning of period (year)     5,518       4,705
      Add:
        Recoveries                             64         323
        Provisions for loan losses charged
          to income                           222       1,251
            Total                           5,804       6,279
      Deduct:
        Loans charged off                      59         761
    Balance, end of period (year)           5,745       5,518

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

Note 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $56,185 and $40,794 at March 31, 1998 and December 31, 1997 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 1998, commitments to extend credit and standby letters of credit aggregated $86,506. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

    As of December 31, 1997, the common stock outstanding was 5,188,097. The board of directors of the Company approved a 2 for 1 stock split payable May 30, 1997. As of March 31, 1998, the common stock outstanding was 5,188,097 shares.

Note 10 - Earnings Per Share:

    Earnings per share are calculated on the weighted-average of number of shares of common stock outstanding, giving retroactive effect to stock dividends and stock splits.

    In 1997, the Financial Accounting Standards Board "FASB" issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation.

    In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                        3 Months       3 Months
                                         Ended           Ended
    Net income per share - basic:       03/31/98       03/31/97

      Net income                          $ 1,913        $ 1,605

      Income available
        to common shareholders            $ 1,913        $ 1,605

         Average common shares
          outstanding-basic             5,188,097      5,102,040

          Net income per share-basic      $   .37        $   .31

Note 10 - Continued...

                                        3 Months        3 Months
                                         Ended            Ended
    Net income per share-diluted:       03/31/98        03/31/98

      Income available to common
        shareholders                      $ 1,913        $ 1,605

      Average common shares
        outstanding-basic               5,188,097      5,102,040

       Incremental shares from
        assumed conversion of stock
        options                            19,796         74,976

          Average common shares
           outstanding-diluted          5,207,893      5,177,016

          Net income per share-
           diluted                          $ .37          $ .31

    Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 11 - Comprehensive Income:

    The following is the related tax effects allocated to other comprehensive income at March 31, 1998:

                                   Before Tax     Tax (Expense)    Net of
     In thousands of dollars)         Amount          Benefit     Tax Amount

    Unrealized gain (loss) on
      securities available-for-sale   $738            $(273)        $465

    The following is the other comprehensive income balance at March 31, 1998:

                                  Beginning      Current Period    Ending
                                    Balance           Change        Balance

    Accumulated other comprehensive
     income-Unrealized gain (loss)
     on securities available-for-
     sale                             $476            $ (11)        $465

                        FIRST NATIONAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

    For the first quarter of 1998, First National Corporation (" The Corporation ") had consolidated net income of $1,913,000, an increase of 19.2 percent over the $1,605,000 earned in the first quarter of 1997. Earnings per share amounted to $0.37 for the three months ended March 31, 1998, a 19.4 percent increase over the $0.31 per share earned in the first quarter of 1997.

NET INTEREST INCOME

    For the first three months of 1998, net interest income was $6,204,000 compared to $5,590,000 for the same period in 1997. This is an increase of $614,000 or 11.0 percent. The increase resulted from a 16.4 percent increase in loan outstandings, net of unearned income, as well as an 8.6 percent increase in investment security outstandings, when compared to the first three months of 1997.

Management's Discussion Continued...

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 1997, the year to date taxable equivalent yield on earning assets was 7.99 percent. During the same period in 1998, the yield decreased to 7.97 percent or a decrease of 2 basis points. The cost of the liabilities used to support these earning assets increased 19 basis points from 3.94 percent in 1997 to 4.13 percent in 1998. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

    First quarter net interest margin decreased from 4.67 percent in 1997 to
4.47 percent in 1998. The impact of interest-free funds for the same period increased from .62 percent to .68 percent or an increase of 6 basis points.

    The largest category of earning assets is loans. At the end of the first quarter 1998, loans outstanding, less unearned income, were $354,340,000 compared to $355,513,000 at December 31, 1997. This represents a decrease of $1,173,000. For the three months ended March 31, 1998 interest and fees on loans was $8,123,000 compared to $6,899,000 for the comparable period in 1997, an increase of $1,224,000 or 17.7 percent.

    For the three months ended March 31, 1998, loans averaged $356,332,000 and yielded 8.80 percent on a taxable equivalent basis compared to $323,420,000 with a taxable equivalent yield of 8.93 percent or a decrease of 13 basis points for the year ended December 31, 1997.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

    At March 31, 1998, investment securities were $183,270,000 compared to $166,061,000 at December 31, 1997. This is an increase of $17,209,000 or
10.4 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the three months ended March 31, 1998, investment income was $2,481,000 compared with $2,453,000 for the comparable period in 1997, a net increase of $28,000 or 1.1 percent. Management attributes this increase in income to higher volume and yields on investment securities.

    For the first quarter 1998, securities averaged $163,491,000 and yielded
6.43 percent on a taxable equivalent basis, compared to $167,895,000 with a yield of 6.36 percent for the year ended December 31, 1997, resulting in a 7 basis point increase in yield.

Management's Discussion Continued...

    As of March 31, 1998 the Company had unrealized gains in the U S
Treasury and agency portfolio, denoted as held-to-maturity, of $76,000 and in the municipal portfolio $584,000. Also at March 31, 1998, the Company had an unrealized loss of $26,000 in the U S Treasury and agency portfolio and an $4,000 unrealized loss in the municipal portfolio.

    At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" for the investment portfolio, and showed a net unrealized gain at March 31, 1998 of approximately $812,000 on the $137,116,000 of securities denoted as available-for-sale.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

    During the first three months of 1998, interest-bearing liabilities averaged $450,085,000 and carried an average rate of 4.18 percent. This compares to an average level of $420,190,000 with an average rate of 4.14 percent at December 31, 1997 or an increase of 4 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three month period ended March 31, 1998 was $222,000 compared to $284,000 for the same period in 1997 which represents a 21.8 percent decrease. The decrease in the provision for loan losses was due primarily to the slight decrease in loan growth. The allowance for loan losses was $5,745,000 or 1.62 percent of outstanding loans at March 31, 1998 compared to 1.55 percent of outstanding loans at year-end 1997.

    To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses in adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended March 31, 1998, other real estate owned was $211,000 compared to $61,000 at December 31, 1997. This increase resulted from the foreclosure of several real estate properties.

    Management anticipates that the level of charge-offs for 1998 will be near the levels of 1997. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

Management's Discussion Continued...

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the first quarter of 1998 was $1,792,000 compared to $1,505,000 for the same period in 1997, representing an increase of $287,000 or 19.1 percent. During the first quarter of 1998, other service charges, commissions and fees increased $157,000 or 32.0 percent compared to the same period in 1997. This increase can be primarily attributed to the increase in debit card fees as well as fees collected on mutual fund sales.

    Noninterest expense for the first quarter of 1998 was $4,994,000 compared to $4,498,000, an increase of $496,000 or 11.0 percent. Salaries and employee benefits for the three month period ended March 31, 1998, increased $410,000 or 16.9 percent compared to the same period in 1997.
These increases can be largely attributed to the opening of the Florence County National Bank on April 1, 1998. Occupancy expense along with furniture and equipment expense decreased $73,000 or 10.3 percent for the three month period ended March 31, 1998 when compared to the same period in 1997. This decrease can be primarily attributed to the decrease in depreciation expense.

NET INCOME

    Net income was up 19.2 percent for the first three months of 1998 when compared to the same period in 1997. The $614,000 or 11.0 percent increase in net interest income and the $287,000 or 19.1 percent increase in noninterest income for the first quarter ended March 31, 1998 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

    To date the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the first quarter 1998, stockholder's equity was $55,232,000 compared to $53,900,000 at December 31, 1997.

    The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995 Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at March 31, 1998 was 14.6 percent compared to 13.5 percent at December 31, 1997. The total capital ratio was 15.9 percent at March 31, 1998 compared to 14.7 percent at December 31, 1997.

Management's Discussion Continued...

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At March 31, 1998, First National Corporation's leverage ratio was 9.1 percent, compared to 9.5 percent at December 31, 1997. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

                       PART II - OTHER INFORMATION


Item l.  Legal Proceedings:

    Neither First National Corporation nor its subsidiaries are party to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

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


                                  FIRST NATIONAL CORPORATION



Date: May 14, 1998                C. John Hipp, III
                                  President and Chief Executive Officer





Date: May 14, 1998                W. Louis Griffith
                                  Principal Accounting Officer and
                                  Chief Financial Officer

                               EXHIBIT INDEX


Exhibit No.        Description of Exhibit


  27               Financial Data Schedule                      Attached