Form 10-K405/A
period 1997-12-31
FIRST NATIONAL CORP /SC/
filed 1998-07-14
CIK 764038

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                                       TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 001-12669

                           FIRST NATIONAL CORPORATION
             -----------------------------------------------------
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

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 for the purpose of filing the following exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 as set forth below:

The exhibit listed below and attached hereto is hereby added to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         Exhibit

         (99) First National Bank Employees' Savings Plan Annual Report on Form 11-K for the year ended December 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST NATIONAL CORPORATION

                                /s/ W. Louis Griffith
                                -----------------------------------------
                                W. Louis Griffith, Chief Financial Officer

Dated:  July 14, 1998