Form 10-Q
period 1998-06-30
FIRST NATIONAL CORP /SC/
filed 1998-08-14
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                               June 30, 1998

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1998            Commission File Number 0-13663

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

                              YES "X"  NO


     Indicate the number of shares outstanding of each of issuer's class of securities.


               CLASS                      OUTSTANDING as of June 30, 1998
    Common Stock, $2.50 par value                     5,293,097

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               June 30, 1998 and December 31, 1997

               Consolidated Statements of Changes
               In Shareholders' Equity -
               Six Months Ended
               June 30, 1998 and 1997

               Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1998 and 1997

               Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1998 and 1997

               Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

               (A) Exhibit 27 - Financial Data Schedule

               (B) Reports on Form 8-K: None

                      PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


ASSETS                                            6-30-98         12-31-97
                                               (In Thousands)  (In Thousands)

Cash and due from banks                         $26,063          $30,802

Federal funds sold                                9,200                0

Investment securities - Note 2

  Securities held-to-maturity (fair value
    of $45,400 in 1998 and $51,026 in 1997)      44,830           50,403

  Securities available-for-sale, at fair
    value                                       155,300          115,658

      Total investment securities               200,130          166,061


Loans - Note 3                                  371,935          359,167

  Less:  Unearned income                          3,439            3,654

         Allowance for loan losses-Note 4         5,790            5,518

         Loans, net                             362,706          349,995

Premises and equipment                            9,825            9,946

Intangible assets                                 2,375            2,732

Other real estate - Note 6                          227               61

Other assets                                      7,100            5,974

     TOTAL ASSETS                              $617,626         $565,571

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY               6-30-98         12-31-97
                                               (In Thousands)  (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest bearing                           $72,995          $70,052

  Interest-bearing - Note 7                     430,397          384,323

     TOTAL DEPOSITS                             503,392          454,375

Federal funds purchased & securities
 sold under agreement to repurchase              49,856           54,312

Other liabilities                                 5,129            2,984

     TOTAL LIABILITIES                          558,377          511,671

Commitments & Contingent liabilities - Note 8

Stockholders' equity:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    5,293,097 shares in 1998 and 5,188,097
    shares in 1997 - Note 9                      13,233           12,970

  Additional paid-in capital                     25,669           23,257

  Retained earnings                              19,922           17,197

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                           425              476

     TOTAL SHAREHOLDERS' EQUITY                  59,249           53,900

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY  $617,626         $565,571

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (In thousands of dollars, except per share data)

                                                                          Accumulated
                                                                             Other
                                  Common Stock                 Retained   Comprehensive
                                Shares   Amount    Surplus     Earnings   Income(Loss)    Total


Balance, December 31, 1996    5,100,048  $ 12,750  $ 22,856    $ 12,790   $      (50)    $ 48,346

Comprehensive income:

  Net income                          -         -         -       3,247            -        3,247

  Other comprehensive income

   (loss) net of tax                  -         -         -           -           102         102

Comprehensive income                  -         -         -           -             -       3,349

Common stock issued              34,725        87       162           -             -         249

Cash dividends                        -         -         -        (972)            -        (972)


    Balance, June 31, 1997    5,134,773    12,837    23,018      15,065            52      50,972


Balance, December 31, 1997    5,188,097    12,970    23,257      17,197           476      53,900

Comprehensive income:

  Net income                          -         -         -       3,866             -       3,866

  Other comprehensive income

   (loss) net of tax                  -         -         -           -           (51)        (51)

Comprehensive income                  -         -         -           -             -       3,815

Common stock issued             105,000       263     2,412           -             -       2,675

Cash dividends                        -         -         -      (1,141)            -      (1,141)

    Balance, June 31, 1998    5,293,097  $ 13,233  $ 25,669    $ 19,922   $       425     $59,249


                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                        3 Months Ended     6 Months Ended
                                       06-30-98 06-30-97  06-30-98 06-30-97
                                         (In Thousands)     (In Thousands)
Interest income:
  Interest and fees on loans            $8,366   $7,424   $16,489  $14,323
  Interest & dividends on investment sec.:
    Taxable income                       2,525    2,223     4,591    4,250
    Non-taxable income                     437      379       845      788
  Dividends on stock                        13       11        20       28
    Interest on federal funds sold         174      185       394      392
    Total Interest income               11,515   10,222    22,339   19,781

Interest expense:
  Interest on deposits                   4,357    3,841     8,345    7,345
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                             612      513     1,244      978
  Other interest expense                    19        0        19        0
        Total interest expense           4,988    4,354     9,608    8,323

Net Interest Income                      6,527    5,868    12,731   11,458
Provisions for loan losses - Note 4        166      314       388      598
  Net interest income after provisions
      for loan losses                    6,361    5,554    12,343   10,860

Noninterest income:
  Service charges on deposit accounts    1,188    1,045     2,304    2,050
  Other service charges commissions, fees  692      433     1,339      923
Gains (losses) on investment securities     20        2        38        2
  Other operating income                    24       12        35       22
     Total noninterest income            1,924    1,492     3,716    2,997

Noninterest expense:
  Salaries & employee benefits           3,034    2,550     5,871    4,977
  Occupancy expense of bank premises -
    net                                    246      299       497      625
  Furniture & equipment expense - net      377      348       765      734
  Amortization expense-Intangible assets   208      166       360      311
  Other expense                          1,566    1,288     2,932    2,502
     Total noninterest expense           5,431    4,651    10,425    9,149

Income before income taxes               2,854    2,395     5,634    4,708
  Applicable income taxes                  901      753     1,768    1,461
     Net Income                         $1,953   $1,642    $3,866   $3,247

Net income per common share - Basic      $0.37    $0.32     $0.74    $0.64
Net income per common share - Diluted    $0.37    $0.32     $0.74    $0.64
Cash dividends per common share          $0.11    $0.95     $0.22    $0.10

                          FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                          6 Months Ended    6 Months Ended
                                             06-30-98          06-30-97
                                          (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                               $        3,866   $         3,247
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization           896               867
      Provision for loan losses               388               598
      Increase (decrease) in reserve
        for income taxes-current               42               116
      (Gain)loss on sale of premises
        and equipment                          (2)                0
      (Increase) decrease in interest
        receivables                          (224)             (596)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                      (228)              (37)
      Increase (decrease) in interest
        payable                               289               260
      (Increase) decrease in miscellaneous
        assets                               (596)              (36)
    (Increase) decrease in prepaid
        assets                                (83)             (672)
      Increase (decrease) in other
        liabilities                         1,927               285
          Total adjustments                         2,409               785
          Net cash provided by operating
            activities                     $        6,275    $        4,032

Consolidated Statement of Cash Flows - Continued.......


                                          6 Months Ended    6 Months Ended
                                             06-30-98          06-30-97
                                          (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity           $10,479           $15,034
  Purchase of investment securities
    held-to-maturity                       (6,702)           (2,422)
  Proceeds from maturities of investment
    securities available-for-sale          47,901             9,929
  Purchase of investment securities
    available-for-sale                    (86,882)          (35,577)
  Net (increase) decrease in customer
    loans                                 (13,230)          (29,869)
  Additions to premises and equipment         415              (365)
  Proceeds from sale of premises and
    equipment                                   2                 0
  Recoveries from loans previously charged
    off                                       108               187
  (Increase) decrease in funds sold        (9,200)             (507)
          Net cash used in investing
            activities                            (57,109)          (43,590)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                49,017            33,587
  Sale of common stock                      2,674               250
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                (4,455)            7,764
  Proceeds from issuance of other
    borrowings                              2,500                 0
  Repayment of other borrowings            (2,500)                0
  Dividends paid                           (1,141)             (971)
    Net cash provided by financing
      activities                                   46,095            40,630

Net increase (decrease) in cash and
  cash equivalents                                 (4,739)            1,072

Cash and cash equivalents at beginning
  of year                                          30,802            28,824

Cash and cash equivalents at end of
  reporting period                         $       26,063   $        29,896

                           FIRST NATIONAL CORPORATION



NOTE 1 - Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.
  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. All dollar amounts are stated in thousands, except per share data.

NOTE 2 - Investment Securities:

  The following is the amortized cost and fair value of investment securities held-to-maturity at June 30, 1998 and December 31, 1997:

                             06-30-98                     12-31-97
                             Gross  Gross                  Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value     Cost  Gains  Losses Value

   U S Treasury
     securities        3,222    24     0    3,246    3,231   28      0   3,259

   Obligations of
     U S government
     agencies & corps  7,629    42   (20)   7,651   12,321   39    (18) 12,342

   Obligations of state
     and political
     subdivisions     33,979   540   (16)  34,503   34,851  581    (7)  35,425

        Total         44,830   606   (36)  45,400   50,403  648   (25)  51,026

NOTE 2 - Continued...

        The following is the amortized cost and fair value of securities available-for-sale at June 30, 1998 and December 31, 1997:

                                 06-30-98                    12-31-97
                               Gross  Gross                 Gross  Gross
                         Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value

    U S Treasury
      securities        46,878  281   (13)  47,146   30,320   240     0   30,560

    Obligations of
      U S government
      agencies & corps 105,101  480   (80) 105,501   83,990   538   (23)  84,505

    Other securities     2,653    0     0    2,653      593     0     0      593

        Total          154,632  761   (93) 155,300  114,903   778   (23) 115,658

       Investment securities with an aggregate amortized cost of $79,328 on June 30, 1998, and $88,276 on December 31, 1997, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 3 - Loans:

     The following is a summary of loans at:   6-30-98  12-31-97

     Commercial, financial & agricultural      71,492     67,519
     Real Estate - construction                11,284     12,429
     Real estate - mortgage                   214,271    207,630
     Consumer                                  71,449     67,935
       Total loans                            368,496    355,513

    As of June 30, 1998 and December 31, 1997 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $5,694 and $8,025 respectively. The following is an analysis of the activity with respect to loans to related parties for the six months ended June 30, 1998:

         Balance, beginning of period      8,025
         Add:
           New loans                       4,232
         Deduct:
           Payments                        5,014
         Other changes                    (1,549)
         Balance, end of period            5,694

NOTE 4 - Allowance for Loan Losses:
                                                 Amount
                                           06-30-98   12-31-97

    Balance, beginning of period (year)     5,518       4,705
      Add:
        Recoveries                            108         323
        Provisions for loan losses charged
          to income                           388       1,251
            Total                           6,014       6,279
      Deduct:
        Loans charged off                     224         761
    Balance, end of period (year)           5,790       5,518

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

NOTE 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $60,990 and $40,794 at June 30, 1998 and December 31, 1997 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 1998, commitments to extend credit and standby letters of credit aggregated $87,341. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

    As of December 31, 1997, the common stock outstanding was 5,188,097. The board of directors of the Company approved a 2 for 1 stock split payable May 30, 1997. As a result of a stock offering, the Company sold and issued 105,000 shares of First National Corporation stock during the second quarter of 1998. The proceeds from this offering are to be used to purchase all the common stock of the newly formed Florence County National Bank.
    As of June 30, 1998, the common stock outstanding was 5,293,097 shares.

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

Note 10 - Continued...

    In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                         3 Months  3 Months     6 Months  6 Months
                                          Ended      Ended        Ended     Ended
    Net income per share - basic:       06/30/98   06/30/97     06/30/98  06/30/97

     Net income                          $1,953       $1,642      $3,866     $3,247

     Income available
       to common shareholders            $1,953       $1,642      $3,866     $3,247

       Average common shares
        outstanding-basic             5,205,202    5,108,925   5,205,202  5,108,925

        Net income per share-basic       $  .37       $  .32      $  .74     $  .64



    Net income per share-diluted:

      Income available to common
        shareholders                     $1,953       $1,642      $3,866     $3,247

      Average common shares
        outstanding-basic             5,205,202    5,108,925   5,205,202  5,108,925

       Incremental shares from
        assumed conversion of stock
        options                          53,543       50,550      53,543     50,550

          Average common shares
           outstanding-diluted        5,258,745    5,159,475   5,258,745  5,159,475

          Net income per share-
           diluted                       $  .37       $  .32      $  .74     $  .63

    Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 11 - Comprehensive Income:

    The following is the related tax effects allocated to other comprehensive income at June 30, 1998:

                                   Before Tax     Tax (Expense)    Net of
    (In thousands of dollars)        Amount          Benefit     Tax Amount

    Unrealized gain (loss) on
      securities available-for-sale   $668            $(243)        $425

    The following is the other comprehensive income balance at June 30, 1998:

                                  Beginning      Current Period    Ending
                                    Balance           Change        Balance

    Accumulated other comprehensive
     income-Unrealized gain (loss)
     on securities available-for-
     sale                             $476            $ (51)        $425

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

    The Florence County National Bank commenced business operations as a national bank in Florence, South Carolina, on April 1, 1998. Florence County National Bank is also a full service commercial bank and its deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (FDIC). Upon completion of its organization, 100% of the common stock of the Florence County National Bank was acquired by First National Corporation, and the bank operates as a wholly owned subsidiary of the Corporation with its own Board of Directors and operating policies.

     For the second quarter of 1998, First National Corporation ("the Corporation") had consolidated net income of $1,953,000, an increase of 18.9 percent over the $1,642,000 earned in the second quarter of 1997. Earnings per share amounted to $0.37 for the three months ended June 30, 1998, a 15.6 percent increase over the $0.32 per share earned in the second quarter of 1997. Net income for the first six months of 1998 was $3,866,000, an increase of 19.1 percent over the $3,247,000 earned for the same period in 1997. Earnings per share amounted to $0.74 for the six months ended June 30, 1998, a 15.6 percent increase over the $0.64 per share earned in the first six months of 1997.

Management's Discussion Continued...

NET INTEREST INCOME

     For the second quarter of 1998, net interest income was $6,527,000 compared to $5,868,000 for the same period in 1997. This is an increase of $659,000 or 11.2 percent. Net interest income for the first six months of 1998 was $12,731,000 compared to $11,458,000 for the same period in 1997. This represents an increase of $1,273,000 or 11.1 percent. This increase resulted from a 3.7 percent increase in loan outstandings, net of unearned income as well as a 20.5 percent increase in investment security outstandings, when compared to the first six months of 1997.

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first six months of 1997, the year to date taxable equivalent yield on earning assets was 8.00 percent. During the same period of 1998, the yield decreased to 7.83 percent, or a decrease of 17 basis points. The cost of the liabilities used to support these earning assets increased 14 basis points from 4.02 percent in 1997 to 4.16 percent in 1998. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

    For the first six months net interest margins decreased from 4.62 percent in 1997 to 4.36 percent in 1998. The impact of interest-free funds for the same period increased from .63 percent to .69 percent or an increase of 6 basis points.

     The largest category of earning assets is loans. At the end of the second quarter 1998, loans outstanding, less unearned income, were $368,496,000 compared to $355,513,000 at December 31, 1997. This represents an increase of $12,983,000 or 3.7 percent. For the second quarter ended June 30, 1998, interest and fees on loans were $8,366,000 compared to $7,424,000 for the comparable period in 1997, an increase of $942,000 or
12.7 percent. For the six months ended June 30, 1998, interest and fees on loans were $16,489,000 compared with $14,323,000 for the same period in 1997. This represents an increase of $2,166,000 or 15.1 percent.

     For the six months ended June 30, 1998, loans averaged $358,358,000 and yielded 8.79 percent on a taxable equivalent basis compared to $323,420,000 with a taxable equivalent yield of 8.93 percent or a decrease of 14 basis points for the year ended December 31, 1997.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

Management's Discussion Continued...

    At June 30, 1998, investment securities were $200,130,000 compared to $166,061,000 at December 31, 1997. This is an increase of $34,069,000 or
20.5 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the second quarter ended June 30, 19987, investment income was $2,975,000 compared with $2,613,000 for the comparable period in 1997, a net increase of $362,000 or 13.9 percent. For the six month period ended June 30, 1998, investment income was $5,456,000 compared with $5,066,000 for the same period in 1997, a net increase of $390,000 or 7.7 percent. Management attributes this increase in income to higher yields on investment securities.

    At the end of the second quarter 1998, securities averaged $182,012,000 and yielded 6.32 percent on a taxable equivalent basis, compared to $167,895,000 with a yield of 6.36 percent for the year ended December 31, 1997, resulting in a 4 basis point decrease in yield.

    As of June 30, 1998, the Company had unrealized gains in the U.S. Treasury and agency portfolio denoted as held-to-maturity, of $66,000 and in the municipal portfolio $540,000. Also at June 30, 1998, the Company had an unrealized loss of $20,000 in the U. S. Treasury and agency portfolio and an $16,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized gain at June 30, 1998 of approximately $668,000 on the $155,300,000 of securities denoted as available-for-sale.

    For the first six months ended June 30, 1998, the Company had a $38,000 realized gain due to called agency bonds.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

     During the first six months of 1998, interest-bearing liabilities averaged $467,742,000 and carried an average rate of 4.16 percent. This compares to an average level of $420,190,000 with a rate of 4.14 percent at December 31, 1997 or an increase of 2 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

Management's Discussion Continued...

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended June 30, 1998 was $166,000 compared to $314,000 for the same period in 1997 which represents a 47.1 percent decrease. For the six month period ended June 30, 1998, the provision for loan loss was $388,000 compared to $598,000 for the same period in 1997 which represents a 35.1 percent decrease. The decrease in the provision for loan losses was due to a weakening loan demand. The allowance for loan losses was $5,790,000 or 1.57 percent of outstanding loans at June 30, 1998 compared to 1.55 percent of outstanding loans at year-end 1997.

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicated the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended June 30, 1998, other real estate owned was $227,000 compared to $61,000 at December 31, 1997. This increase resulted from the foreclosure of real estate properties.

    Management anticipates that the level of charge-offs for 1998 will be near the levels of 1997. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the second quarter of 1998 was $1,924,000 compared to $1,492,000 for the same period in 1997, representing an increase of $432,000 or 29.0 percent. For the first six months of 1998 noninterest income was $3,716,000 compared to $2,997,000 for the same period in 1997, representing an increase of $724,000 or 24.2 percent. During the first six months of 1998, other service charges, commissions, and fees increased $416,000 or 45.1 percent compared to the same period in 1997. This increase can be primarily attributed to the increase in debit card fees as well as fees collected on mutual fund sales.

Management's Discussion continued...

    Noninterest expense for the second quarter of 1998 was $5,431,000 compared to $4,651,000 for the same period in 1997, representing an increase of $780,000 or 16.8 percent. For the six months ended June 30, 1998, noninterest expense was $10,425,000 compared to $9,149,000, an increase of $1,276,000 or 13.9 percent. Salaries and employee benefits for the second quarter ended June 30, 1998 increased $484,000 or 19.0 percent compared to the same period in 1997. For the first six months of 1998 salaries and employee benefits increased $894,000 or 18.0 percent compared to the same period in 1997. These increases can be largely attributed to the opening of the Florence County National Bank on April 1, 1998. Depreciation expense decreased $24,000 or 3.7 percent for the second quarter of 1998 compared to the same period in 1997. For the six months ended June 30, 1998 depreciation expense decreased $97,000 or 7.1 percent compared to the same period in 1997. These decreases can be largely attributed to a decrease in both building and furniture and equipment depreciation expense, reductions in maintenance and repairs on buildings as well as a decrease in equipment service contract costs. Other expenses increased $278,000 or 21.6 percent for the second quarter of 1998 compared to the same period in 1997. For the six months ended June 30, 1998, other expenses increased $430,000 or 17.2 percent compared to the same period in 1997. This increase in other expenses is distributed among the following expense categories:
advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

NET INCOME

     Net income was up 18.9 percent for the second quarter of 1998 when compared to the same period in 1997. For the six months ended June 30, 1998, net income was up 19.1 percent compared to the same period in 1997. The $1,483,000 or 13.7 percent increase in net interest income and the $719,000 or 24.0 percent increase in noninterest income for the six months ended June 30, 1998 as compared to the same period in 1997 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

     To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the second quarter, 1998, stockholder's equity was $59,249,000 compared to $53,900,000 at December 31, 1997.

Management's Discussion Continued...

     The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at June 30, 1998 was 15.3 percent compared to 13.5 percent at December 31, 1997. The total capital ratio was 16.5 percent at June 30, 1998 compared to
14.7 percent at December 31, 1997.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At June 30, 1998, First National Corporation's leverage ratio was 9.4 percent, compared to 9.5 percent at December 31, 1997. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

Management's Discussion Continued...

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

                          PART II - OTHER INFORMATION


Item l.  Legal Proceedings:

    Neither First National Corporation nor its subsidiaries, First National Bank, National Bank of York County, and Florence County National Bank is a party to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities:

    Not Applicable

Item 3.  Defaults Upon Senior Securities:

    Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

    The annual shareholders meeting of the Registrant was held April 28, 1998 for the following purposes:

    (1) To elect seven(7) directors whose terms will expire in 2001. The following directors were elected:

         E. Everett Gasque, Jr.            Harry M. Mims, Jr.
         John L. Gramling, Jr.             Cathy Cox Yeadon
         Robert R. Horger                  James W. Roquemore
                            Johnny E. Ward

         Elect one (1) director whose term will expire in 1999.
         The following director was elected:

         Dick G. McTeer      3,534,731 For          9,670 Withheld

    (2) To ratify the appointment of J. W. Hunt and Company, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1998:

         3,524,638 For          16,923 Withheld     2,840 Against

Item 5.  Other Information:

    Not Applicable

Item 6.  Exhibits and Reports of Form 8-K

    (A) Exhibit 27 - Financial Data Schedule

    (B) Reports on Form 8-K:  None




    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST NATIONAL CORPORATION




Date:  August 14, 1998            C. JOHN HIPP, III
                                  PRESIDENT & CHIEF EXECUTIVE OFFICER





Date:  August 14, 1998            W. LOUIS GRIFFITH
                                  PRINCIPAL ACCOUNTING OFFICER AND
                                  CHIEF FINANCIAL OFFICER

                               EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION OF EXHIBIT

  27                    Financial Data Schedule            Attached