Form 10-Q
period 1998-09-30
FIRST NATIONAL CORP /SC/
filed 1998-11-13
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                            September 30, 1998

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1998       Commission File Number 0-13663

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


               CLASS                    OUTSTANDING as of September 30, 1998
    Common Stock, $2.50 par value                     5,293,097

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               September 30, 1998 and December 31, 1997

               Consolidated Statements of Changes
               In Shareholders' Equity -
               Nine Months Ended
               September 30, 1998 and 1997

               Consolidated Statement of Income -
               Three and Nine Months Ended
               September 30, 1998 and 1997

               Consolidated Statement of Cash Flows -
               Nine Months Ended
               September 30, 1998 and 1997

               Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

               (A) Exhibit 27 - Financial Data Schedule

               (B) Reports on Form 8-K: None

                      PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


ASSETS                                             9-30-98         12-31-97
                                                (In Thousands)  (In Thousands)

Cash and due from banks                          $31,431          $30,802

Federal funds sold                                     0                0

Investment securities - Note 2

  Securities held-to-maturity (fair value
    of $44,012 in 1998 and $51,026 in 1997)       43,049           50,403

  Securities available-for-sale, at fair
    value                                        168,160          115,658

      Total investment securities                211,209          166,061


  Loans - Note 3                                 387,373          359,167

  Less:  Unearned income                           3,273            3,654

         Allowance for loan losses-Note 4          5,905            5,518

         Loans, net                              378,195          349,995

Premises and equipment                             9,858            9,946

Intangible assets                                  2,162            2,732

Other real estate - Note 6                           142               61

Other assets                                       7,307            5,974

     TOTAL ASSETS                               $640,304         $565,571

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY                 9-30-98         12-31-97
                                                (In Thousands)  (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest bearing                            $77,048          $70,052

  Interest-bearing - Note 7                      437,302          384,323

     TOTAL DEPOSITS                              514,350          454,375

Federal funds purchased & securities
 sold under agreement to repurchase               54,273           54,312

Other liabilities                                 10,089            2,984

     TOTAL LIABILITIES                           578,712          511,671

Commitments & Contingent liabilities - Note 8

Stockholders' equity:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    5,293,097 shares in 1998 and 5,188,097
    shares in 1997 - Note 9                       13,233           12,970

  Additional paid-in capital                      25,669           23,257

  Retained earnings                               21,242           17,197

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                          1,448              476

     TOTAL SHAREHOLDERS' EQUITY                   61,592           53,900

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $640,304         $565,571

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (In thousands of dollars, except per share data)

                                       Accumulated                              Other
                                      Common Stock                Retained   Comprehensive
                                     Shares   Amount   Surplus    Earnings   Income(Loss)    Total

Balance, December 31, 1996         5,100,048 $ 12,750 $ 22,856    $ 12,790   $       (50)    $ 48,346

Comprehensive income:

  Net income                               -        -        -       4,953             -        4,953

  Other comprehensive income

   (loss) net of tax                       -        -        -           -           465          465

Comprehensive income                       -        -        -           -             -        5,418

Common stock issued                   88,049      220      401           -             -          621

Cash dividends                             -        -        -      (1,488)            -       (1,488)


    Balance, September 30, 1997    5,188,097   12,970   23,257      16,255           415       52,897


Balance, December 31, 1997         5,188,097   12,970   23,257      17,197           476       53,900

Comprehensive income:

  Net income                               -        -        -       5,874             -        5,874

  Other comprehensive income

   (loss) net of tax                       -        -        -           -           972          972

Comprehensive income                       -        -        -           -             -        6,846

Common stock issued                  105,000      263    2,412           -             -        2,675

Cash dividends                             -        -        -      (1,829)            -       (1,829)

    Balance, September 30, 1998    5,293,097 $ 13,233 $ 25,669    $ 21,242   $     1,448     $ 61,592

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           3 Months Ended     9 Months Ended
                                          09-30-98 09-30-97  09-30-98 09-30-97
                                            (In Thousands)     (In Thousands)
Interest income:
  Interest and fees on loans              $8,755   $7,929   $25,244  $22,252
  Interest & dividends on investment sec.:
    Taxable income                         2,514    2,238     7,105    6,488
    Non-taxable income                       406      396     1,251    1,184
    Dividends on stock                        30        6        50       34
  Interest on federal funds sold             159       76       553      468
      Total Interest income               11,864   10,645    34,203   30,426

Interest expense:
  Interest on deposits                     4,515    3,972    12,860   11,317
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                               621      548     1,865    1,526
  Other interest expense                       0        0        19        0
        Total interest expense             5,136    4,520    14,744   12,843

Net Interest Income                        6,728    6,125    19,459   17,583
Provisions for loan losses - Note 4          216      275       604      873
  Net interest income after provisions
      for loan losses                      6,512    5,850    18,855   16,710

Noninterest income:
  Service charges on deposit accounts      1,310    1,056     3,614    3,106
  Other service charges commissions, fees    758      518     2,097    1,441
  Gains (losses) on investment securities      6        0        44        2
  Other operating income                      22       15        57       37
     Total noninterest income              2,096    1,589     5,812    4,586

Noninterest expense:
  Salaries & employee benefits             3,136    2,708     9,007    7,685
  Occupancy expense of bank premises -
    net                                      291      329       788      954
  Furniture & equipment expense - net        424      375     1,189    1,109
  Amortization expense-Intangible assets     212      171       572      482
  Other expense                            1,592    1,380     4,524    3,882
     Total noninterest expense             5,655    4,963    16,080   14,112

Income before income taxes                 2,953    2,476     8,587    7,184
  Applicable income taxes                    945      770     2,713    2,231
     Net Income                           $2,008   $1,706    $5,874   $4,953

Net income per common share - Basic        $0.38    $0.33     $1.12    $0.96
Net income per common share - Diluted      $0.38    $0.33     $1.11    $0.95
Cash dividends per common share            $0.13    $0.10     $0.35    $0.29

                          FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             9 Months Ended    9 Months Ended
                                                09-30-98          09-30-97
                                             (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                               $        5,874   $         4,953
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         1,419             1,341
      Provision for loan losses               604               873
      Increase (decrease) in reserve
        for income taxes-current               20                75
      (Gain)loss on sale of premises
        and equipment                           2                 0
      (Increase) decrease in interest
        receivables                          (475)             (697)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                       138                 8
      Increase (decrease) in interest
        payable                               447               277
      (Increase) decrease in miscellaneous
        assets                               (418)              (23)
     (Increase) decrease in prepaid
        assets                               (192)             (146)
      Increase (decrease) in other
        liabilities                           195               332
          Total adjustments                         1,740             2,040
          Net cash provided by operating
            activities                     $        7,614   $         6,993

Consolidated Statement of Cash Flows - Continued.......


                                             9 Months Ended    9 Months Ended
                                                09-30-98          09-30-97
                                             (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity           $15,934           $17,716
  Purchase of investment securities
    held-to-maturity                       (8,349)           (5,533)
  Proceeds from maturities of investment
    securities available-for-sale          54,168            19,965
  Purchase of investment securities
    available-for-sale                   (101,258)          (43,935)
  Net (increase) decrease in customer
    loans                                 (29,212)          (48,809)
  Additions to premises and equipment         758              (569)
  Proceeds from sale of premises and
    equipment                                   2                 0
  Recoveries from loans previously charged
    off                                       191               294
  (Increase) decrease in funds sold             0            (1,975)
          Net cash used in investing
            activities                            (67,766)          (62,846)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                59,975            38,654
  Sale of common stock                      2,674               622
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                   (38)           18,401
  Proceeds from issuance of other
    borrowings                              2,500                 0
  Repayment of other borrowings            (2,500)                0
  Dividends paid                           (1,830)           (1,488)
    Net cash provided by financing
      activities                                   60,781            56,189

Net increase (decrease) in cash and
  cash equivalents                                    629               336

Cash and cash equivalents at beginning
  of year                                          30,802            28,824

Cash and cash equivalents at end of
  reporting period                        $        31,431   $        29,160

                           FIRST NATIONAL CORPORATION


NOTE 1 - Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. All dollar amounts are stated in thousands, except per share data.

NOTE 2 - Investment Securities:

  The following is the amortized cost and fair value of investment securities held-to-maturity at September 30, 1998 and December 31, 1997:

                              09-30-98                       12-31-97
                             Gross  Gross                  Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value     Cost  Gains  Losses Value

   U S Treasury
     securities        3,218    34     0    3,252    3,231   28      0   3,259

   Obligations of
     U S government
     agencies & corps  5,417    73    (2)   5,488   12,321   39    (18) 12,342

   Obligations of state
     and political
     subdivisions     34,414   858     0   35,272   34,851  581    (7)  35,425

        Total         43,049   965    (2)  44,012   50,403  648   (25)  51,026

NOTE 2 - Continued...

        The following is the amortized cost and fair value of securities available-for-sale at September 30, 1998 and December 31, 1997:

                              09-30-98                       12-31-97
                             Gross  Gross                   Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value      Cost  Gains  Losses Value

  U S Treasury
    securities        46,852  1,025    0    47,877   30,320   240     0   30,560

  Obligations of
    U S government
    agencies & corps 116,356  1,315  (41)  117,630   83,990   538   (23)  84,505

  Other securities     2,653      0    0     2,653      593     0     0      593

      Total          165,861  2,340  (41)  168,160  114,903   778   (23) 115,658

       Investment securities with an aggregate amortized cost of $106,961 on September 30, 1998, and $88,276 on December 31, 1997, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 3 - Loans:

     The following is a summary of loans at:   9-30-98  12-31-97

     Commercial, financial & agricultural      70,804     67,519
     Real Estate - construction                11,804     12,429
     Real estate - mortgage                    226,775    207,630
     Consumer                                  74,717     67,935
       Total loans                             384,100    355,513

    As of September 30, 1998 and December 31, 1997 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $5,946 and $8,025 respectively. The following is an analysis of the activity with respect to loans to related parties for the nine months ended September 30, 1998:

         Balance, beginning of period      8,025
         Add:
           New loans                       5,817
         Deduct:
           Payments                        7,819
         Other changes                       (77)
         Balance, end of period            5,946

NOTE 4 - Allowance for Loan Losses:
                                                     Amount
                                               09-30-98   12-31-97

    Balance, beginning of period (year)         5,518       4,705
      Add:
        Recoveries                                191         323
        Provisions for loan losses charged
          to income                               604       1,251
            Total                               6,313       6,279
      Deduct:
        Loans charged off                         408         761
    Balance, end of period (year)               5,905       5,518

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

NOTE 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $64,541 and $40,794 at September 30, 1998 and December 31, 1997 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 1998, commitments to extend credit and standby letters of credit aggregated $97,775. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Common Stock:

    As of December 31, 1997, the common stock outstanding was 5,188,097. The board of directors of the Company approved a 2 for 1 stock split payable May 30, 1997. As a result of a stock offering, the Company sold and issued 105,000 shares of First National Corporation stock during the second quarter of 1998. The proceeds from this offering are to be used to purchase all the common stock of the newly formed Florence County National Bank.
    As of September 30, 1998, the common stock outstanding was 5,293,097 shares.

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

Note 10 - Continued...

    In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                         3 Months   3 Months     6 Months  6 Months
                                          Ended       Ended        Ended     Ended
    Net income per share - basic:        09/30/98    09/30/97     09/30/98  09/30/97

     Net income                           $2,008       $1,706      $5,874     $4,953

     Income available
     to common shareholders               $2,008       $1,706      $5,874     $4,953

       Average common shares
        outstanding-basic              5,234,822    5,132,748   5,234,822  5,132,748

        Net income per share-basic        $  .38       $  .33      $ 1.12     $  .96



    Net income per share-diluted:

      Income available to common
      shareholders                        $2,008       $1,706      $5,874     $4,953

      Average common shares
      outstanding-basic                5,234,822    5,132,748   5,234,822  5,132,748

       Incremental shares from
        assumed conversion of stock
        options                           62,695       57,896      62,695     57,896

          Average common shares
           outstanding-diluted         5,297,517    5,190,644   5,297,517  5,190,644

          Net income per share-
           diluted                        $  .38       $  .33      $ 1.11     $  .95

    Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 11 - Comprehensive Income:

    The following is the related tax effects allocated to other comprehensive income at September 30, 1998:

                                   Before Tax     Tax (Expense)    Net of
    (In thousands of dollars)        Amount          Benefit     Tax Amount

    Unrealized gain (loss) on
      securities available-for-sale   $2,298          $(850)        $1,448

    The following is the other comprehensive income balance at September 30, 1998:

                                    Beginning      Current Period     Ending
                                    Balance           Change        Balance

    Accumulated other comprehensive
     income-Unrealized gain (loss)
     on securities available-for-
     sale                              $ 476          $ 972         $1,448

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

    The Corporation is sponsoring the organization of a nonbank subsidiary. The organizers have filed an application with the Board of Governors of the Federal Reserve System to establish NewSouth Financial Service Corporation, Orangeburg, South Carolina and would acquire certain fixed assets of Superior Mortgage Corporation of Florence, South Carolina. NewSouth Financial Service Corporation would engage denovo in lending activities and credit-related insurance sales. First National Corporation would own 80 percent of the common stock of NewSouth and the manager of NewSouth would own the remaining 20 percent. Having received Federal Reserve approval on September 22, 1998, operations will commence on or about November 1, 1998.

    For the third quarter of 1998, First National Corporation ("the Corporation") had consolidated net income of $2,008,000, an increase of 17.7 percent over the $1,706,000 earned in the third quarter of 1997. Earnings per share amounted to $0.38 for the three months ended September 30, 1998, a 15.2 percent increase over the $0.33 per share earned in the third quarter of 1997. Net income for the first nine months of 1998 was $5,874,000, an increase of 18.6 percent over the $4,953,000 earned for the same period in 1997. Earnings per share amounted to $1.12 for the nine months ended September 30, 1998, a 16.7 percent increase over the $0.96 per share earned in the first nine months of 1997.

Management's Discussion Continued...

NET INTEREST INCOME

    For the third quarter of 1998, net interest income was $6,728,000 compared to $6,125,000 for the same period in 1997. This is an increase of $603,000 or 9.8 percent. Net interest income for the first nine months of 1998 was $19,459,000 compared to $17,583,000 for the same period in 1997. This represents an increase of $1,876,000 or 10.7 percent. This increase resulted from a 12.3 percent increase in loan outstandings, net of unearned income as well as a 21.8 percent increase in investment security outstandings, when compared to the first nine months of 1997.

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first nine months of 1997, the year to date taxable equivalent yield on earning assets was 7.99 percent. During the same period of 1998, the yield decreased to 7.81 percent, or a decrease of 18 basis points. The cost of the liabilities used to support these earning assets increased 4 basis points from 4.12 percent in 1997 to 4.16 percent in 1998. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

    For the first nine months net interest margins decreased from 4.52 percent in 1997 to 4.34 percent in 1998. The impact of interest-free funds for the same period increased from .65 percent to .69 percent or an increase of 4 basis points.

    The largest category of earning assets is loans. At the end of the third quarter 1998, loans outstanding, less unearned income, were $384,100,000 compared to $355,513,000 at December 31, 1997. This represents an increase of $28,587,000 or 8.0 percent. For the third quarter ended September 30, 1998, interest and fees on loans were $8,755,000 compared to $7,929,000 for the comparable period in 1997, an increase of $826,000 or
10.4 percent. For the nine months ended September 30, 1998, interest and fees on loans were $25,244,000 compared with $22,252,000 for the same period in 1997. This represents an increase of $2,992,000 or 13.4 percent.

    For the nine months ended September 30, 1998, loans averaged
$364,673,000 and yielded 8.76 percent on a taxable equivalent basis compared to $323,420,000 with a taxable equivalent yield of 8.93 percent or a decrease of 17 basis points for the year ended December 31, 1997.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

Management's Discussion Continued...

    At September 30, 1998, investment securities were $211,209,000 compared to $166,061,000 at December 31, 1997. This is an increase of $45,148,000 or
27.2 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the third quarter ended September 30, 1998, investment income was $2,950,000 compared with $2,640,000 for the comparable period in 1997, a net increase of $310,000 or 11.7 percent. For the nine month period ended September 30, 1998, investment income was $8,406,000 compared with $7,706,000 for the same period in 1997, a net increase of $700,000 or 9.1 percent. Management attributes this increase in income to higher yields on investment securities.

    At the end of the third quarter 1998, securities averaged $190,525,000 and yielded 6.17 percent on a taxable equivalent basis, compared to $167,895,000 with a yield of 6.36 percent for the year ended December 31, 1997, resulting in a 19 basis point decrease in yield.

    As of September 30, 1998, the Company had unrealized gains in the U.S. Treasury and agency portfolio denoted as held-to-maturity, of $107,000 and in the municipal portfolio $858,000. Also at September 30, 1998, the Company had an unrealized loss of $2,000 in the U. S. Treasury and agency portfolio and no unrealized loss in the municipal portfolio.

    At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized gain at September 30, 1998 of approximately $2,299,000 on the $168,160,000 of securities denoted as available-for-sale.

    For the first nine months ended September 30, 1998, the Company had a $44,000 realized gain due to called agency bonds.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

    During the first nine months of 1998, interest-bearing liabilities averaged $475,679,000 and carried an average rate of 4.16 percent. This compares to an average level of $420,190,000 with a rate of 4.14 percent at December 31, 1997 or an increase of 2 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

Management's Discussion Continued...

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three month period ended
September 30, 1998 was $216,000 compared to $275,000 for the same period in 1997 which represents a 21.5 percent decrease. For the nine month period ended September 30, 1998, the provision for loan loss was $604,000 compared to $873,000 for the same period in 1997 which represents a 30.8 percent decrease. The decrease in the provision for loan losses was due to a weakening loan demand. The allowance for loan losses was $5,905,000 or 1.54 percent of outstanding loans at September 30, 1998 compared to 1.55 percent of outstanding loans at year-end 1997.

    To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicated the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended September 30, 1998, other real estate owned was $142,000 compared to $61,000 at December 31, 1997. This increase resulted from the foreclosure of real estate properties.

    Management anticipates that the level of charge-offs for 1998 will be near the levels of 1997. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the third quarter of 1998 was $2,096,000 compared to $1,589,000 for the same period in 1997, representing an increase of $507,000 or 31.9 percent. For the first nine months of 1998 noninterest income was $5,812,000 compared to $4,586,000 for the same period in 1997, representing an increase of $1,226,000 or 26.7 percent. During the first nine months of 1998, other service charges, commissions, and fees increased $656,000 or 45.5 percent compared to the same period in 1997. This increase can be primarily attributed to the increase in secondary market origination fees and debit card fees as well as fees collected on mutual fund sales.

Management's Discussion continued...

    Noninterest expense for the third quarter of 1998 was $5,655,000 compared to $4,963,000 for the same period in 1997, representing an increase of $692,000 or 13.9 percent. For the nine months ended September 30, 1998, noninterest expense was $16,080,000 compared to $14,112,000, an increase of $1,968,000 or 13.9 percent. Salaries and employee benefits for the third quarter ended September 30, 1998 increased $428,000 or 15.8 percent compared to the same period in 1997. For the first nine months of 1998 salaries and employee benefits increased $1,322,000 or 17.2 percent compared to the same period in 1997. These increases can be largely attributed to the opening of the Florence County National Bank on April 1, 1998. Occupancy and furniture and equipment expense increased $11,000 or 1.6 percent for the third quarter of 1998 compared to the same period in 1997. For the nine months ended September 30, 1998 occupancy and furniture and equipment expense decreased $86,000 or 4.2 percent compared to the same period in 1997. These decreases can be largely attributed to a decrease in both building and furniture and equipment depreciation expense, reductions in maintenance and repairs on buildings as well as a decrease in equipment service contract costs. Other expenses increased $212,000 or 15.4 percent for the third quarter of 1998 compared to the same period in 1997. For the nine months ended September 30, 1998, other expenses increased $642,000 or 16.5 percent compared to the same period in 1997. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

NET INCOME

    Net income was up 17.7 percent for the third quarter of 1998 when compared to the same period in 1997. For the nine months ended September 30, 1998, net income was up 18.6 percent compared to the same period in 1997. The $2,145,000 or 12.8 percent increase in net interest income and the $1,226,000 or 26.7 percent increase in noninterest income for the nine months ended September 30, 1998 as compared to the same period in 1997 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

    To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the third quarter, 1998, stockholder's equity was $61,592,000 compared to $53,900,000 at December 31, 1997.

Management's Discussion Continued...

    The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at September 30, 1998 was 14.9 percent compared to 13.5 percent at December 31, 1997. The total capital ratio was 16.1 percent at September 30, 1998 compared to 14.7 percent at December 31, 1997.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At September 30, 1998, First National Corporation's leverage ratio was 9.4 percent, compared to 9.5 percent at December 31, 1997. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

Management's Discussion Continued...

YEAR 2000

    The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

    In August 1997, the Company established a corporate-wide project team to identify non-compliant software and complete the corrections required by the year 2000 issue. The Company intends to fix or replace non-compliant internal software with code or software that is year 2000 compliant. While a plan is in place, minor work remains to be done. The Company's current target is to resolve compliance issues in important business information systems by December 31, 1998. Remediation and testing activities are underway on the Company's core business applications. The Company is also focusing on major customers and suppliers to assess their compliance. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

    Costs related to the year 2000 issue are funded through operating cash flows. Through fiscal 1998, the Company expended approximately $575,000 in remediation efforts, including the cost of new software and modifying the applicable code of existing software. The Company estimates remaining costs to be negligible. The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to First National Corporation's financial condition, liquidity, or results of operations.

    Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

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


                                  FIRST NATIONAL CORPORATION




Date: November 13, 1998           C. JOHN HIPP, III
                                  PRESIDENT & CHIEF EXECUTIVE OFFICER





Date: November 13, 1998           W. LOUIS GRIFFITH
                                  PRINCIPAL ACCOUNTING OFFICER AND
                                  CHIEF FINANCIAL OFFICER

                               EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION OF EXHIBIT

  27                    Financial Data Schedule            Attached