Form 10-K405
period 1998-12-31
FIRST NATIONAL CORP /SC/
filed 1999-03-31
CIK 764038

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number 001-12669

                           FIRST NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         South Carolina                                         57-0799315
(State or other jurisdiction of                     (IRS Employer Identification No.)
incorporation or organization)

                         950 John C. Calhoun Drive, S.E.
                        Orangeburg, South Carolina 29115
          (Address of principal executive offices, including zip code)

                                 (803) 534-2175
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock - $2.50 par value                          American Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at March 12, 1999 was $152,402,251 based on the closing sale price of $29.50 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 12, 1999 was 5,821,775.

                         Form 10-K Cross-Reference Index

                                                                                                     Page
                                                   PART I

Item 1.     Business ...............................................................................    1
Item 2.     Properties .............................................................................    6
Item 3.     Legal Proceedings ......................................................................    6
Item 4.     Submission of Matters to a Vote of Security Holders ....................................    6

                                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder Matters(1) ...........    6
Item 6.     Selected Financial Data(1) .............................................................    7
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations(1)    8
Item 7A     Quantitative and Qualitative Disclosure about Market Risk ..............................   26
Item 8.     Financial Statements and Supplementary Data(1) .........................................   28
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures ..   54

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant(2) ..................................   55
Item 11.    Executive Compensation(2) ..............................................................   57
Item 12.    Security Ownership of Certain Beneficial Owners and Management(2) ......................   61
Item 13.    Certain Relationships and Related Transactions(2) ......................................   62

                                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................   62

                                     PART I

Item 1.     Business


General

         First National Corporation (the "Company" or "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of First National Bank, a national bank which opened for business in 1934, 100% of National Bank of York County, a national bank which opened for business in 1996, 100% of Florence County National Bank, a national bank which opened for business in 1998, and 80% of NewSouth Financial Services Corporation, an upscale finance company which opened for business in 1998. The Company engages in no significant operations other than the ownership of its subsidiaries.

         On March 4, 1999, the Corporation and First Bancorporation, Inc. ("First Banc") announced that a definitive merger agreement was approved by the board of directors of both companies. Under the terms of the agreement, 1.222 shares of First National Corporation common stock would be exchanged for each share of First Banc common stock. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to First Banc's shareholders. The transaction is subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions. The transaction may also be terminated by either party in certain circumstances.

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


Territory Served and Competition

         First National Bank conducts its business from twenty locations in thirteen South Carolina towns. National Bank of York County conducts its business from three locations in three South Carolina towns. Florence County National Bank conducts its business from two locations in two South Carolina towns, while NewSouth Financial Services Corporation (the "Finance Company") conducts its business from two locations in two South Carolina towns. In their markets, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

         As a bank holding company, the Company is a legal entity separate and distinct from its bank and non-bank subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans.


Employees

         The Company does not have any salaried employees. As of December 31, 1998, the Banks and Finance Company had 353 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan for employees.


Supervision and Regulation

General

         The Company is a registered "bank holding company" with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Each of the Banks is organized as a national banking association and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, the Company and each of the Banks is subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies and the South Carolina State Board of Financial Institutions (the "State Board"). The following discussion summarizes certain aspects of banking and other laws and regulations that affect the Company and its subsidiaries.

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

         The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1998, the Company, First National Bank, National Bank of York County and Florence County National Bank had leverage ratios of 9.08%, 8.41%, 6.63% and 15.29%, respectively, and total risk adjusted capital ratios of 15.56%, 14.28%, 10.93% and 24.33%, respectively.

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

         The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered under-capitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of a least 8% and a leverage ratio of a least 4%, or 3% in some cases. Under these guidelines, each of the Banks is considered well capitalized.

         Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentration of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position), and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and the Banks with significant trading activity (as defined in the amendment) must incorporate a measure for market risk in their respective regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines are not expected to have a material impact on the Company or the Banks' regulatory capital ratios or their well capitalized status.


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


Insurance of Deposits

         As FDIC-insured institutions, First National Bank, National Bank of York County, and Florence County National Bank are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The FDIC has implemented a risk-based assessment schedule that provides for assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 1999.


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


Fiscal and Monetary Policy

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, consti-tute the major portion of a bank's earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.


Item 2.  Properties

         First National Bank's main office and the Company's executive offices are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These quarters are owned by First National Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. First National Bank owns twenty-six other properties and leases six properties, substantially all of which are used for branch locations or housing other operational units of First National Bank.

         National Bank of York County owns the property located at 1127 Ebenezer Road, Rock Hill, South Carolina. National Bank of York County also leases two properties, which are used as branches. Florence County National Bank owns the property located at 1600 W. Palmetto Street, Florence, South Carolina, and leases one property which is used as a branch. NewSouth Financial Services Corporation leases two offices, one in Orangeburg, South Carolina used for finance company operations, and one in Florence, South Carolina used as a mortgage loan production office.

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


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Price Range of Common Stock and Dividends

         The Company's Common Stock is listed on the American Stock Exchange under the trading symbol "FNC". The following table sets forth the high and low sale prices and the quarterly dividends declared on the Common Stock for the periods shown. Per share information set forth below has been adjusted to give retroactive effect to stock dividends and stock splits effected during the periods shown.

                                                      Price Per Share      Dividend
                                                                                            Declared
                                                            High              Low           Per Share

1997:
   First Quarter                                               (*)               (*)         $ .095
   Second Quarter                                          $25.15            $19.30            .095
   Third Quarter                                            24.35             22.50             .10
   Fourth Quarter                                           24.08             19.80             .11

1998:
   First Quarter                                           $23.40            $21.38             .11
   Second Quarter                                           25.09             21.49             .11
   Third Quarter                                            25.65             21.49             .13
   Fourth Quarter                                           28.80             22.50             .13

(*) On January 28, 1997, the Common Stock was listed for trading on the American Stock Exchange. Trading on the American Stock Exchange opened at $14.40 per share, and trading prices ranged from $14.40 per share to $19.47 per share from January 28, 1997 to March 31, 1997. The Company believes that, after giving retroactive effect to stock dividends and stock splits, the Common Stock traded at prices ranging from $9.90 to $12.60 per share during the period from January 1, 1996 to January 27, 1997. However, management has knowledge of only a limited number of trades during such period and has no independent means of verifying the price at which any such trades occurred.

(*) On January 28, 1997, the Common Stock was listed for trading on the American Stock Exchange. Trading on the American Stock Exchange opened at $14.40 per share, and trading prices ranged from $14.40 per share to $19.47 per share from January 28, 1997 to March 31, 1997. The Company believes that, after giving retroactive effect to stock dividends and stock splits, the Common Stock traded at prices ranging from $9.90 to $12.60 per share during the period from January 1, 1996 to January 27, 1997. However, management has knowledge of only a limited number of trades during such period and has no independent means of verifying the price at which any such trades occurred.


Item 6.  Selected Financial Data

(dollars in thousands except per share)

                                               1998             1997             1996             1995             1994
For the Year

Net Income                                  $  7,505         $  6,466         $  5,528         $  4,640         $  4,061
Per share
  Basic:                                        1.30             1.26             1.14             0.98             0.86
  Diluted:                                      1.29             1.25             1.13             0.97             0.85
Total assets                                 642,683          565,571          497,632          436,322          374,043
Cash dividends declared per share               0.48             0.40             0.37             0.34             0.32
Book value per share at year end               10.70            10.39             9.48             8.41             7.67

Financial Ratios

Return on average assets                        1.22%            1.20%            1.19%            1.13%            1.10%
Return on average equity                       12.89            12.72            12.85            12.25            11.67
Dividend payout ratio                          33.82            31.84            31.13            30.24            29.45
Average equity to average assets                9.46             9.40             9.29             9.25             9.44


Balance Sheet Highlights
(dollars in thousands)

                                                   December 31                   Average Daily Balance
                                         1998         1997       % Change    1998         1997       % Change

Loans-net of unearned income           $407,961     $355,513       14.8%   $371,139     $323,420       14.8%
Total earning assets                    605,132      521,574       16.0%    575,926      503,565       14.4%
Total assets                            642,683      565,571       13.6%    615,361      540,643       13.8%
Demand Deposits                          79,325       70,052       13.2%     74,689       67,134       11.3%
Total Deposits                          524,138      454,375       15.4%    499,168      441,982       12.9%
Total interest-bearing liabilities      496,963      438,636       13.3%    477,200      419,700       13.7%
Shareholder's equity                     62,301       53,900       15.6%     58,220       50,827       14.5%

Per share data have been retroactively adjusted to give effect to a ten percent common stock dividend paid to shareholders of record on each of October 28, 1994, and October 31, 1995, a five percent common stock dividend paid to shareholders of record October 31, 1996, a 2 for 1 stock split paid to shareholders of record on May 19, 1997, and a ten percent common stock dividend paid to shareholders of record on November 2, 1998.

This information should be read in conjunction with Management's Discussion and Analysis of Operations and Financial Condition and is qualified in its entirety by reference to the more detailed financial statements and the notes thereto contained elsewhere in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First National Corporation and its subsidiaries, First National Bank, National Bank of York County, Florence County National Bank and NewSouth Financial Services Corporation. The five year period 1994 through 1998 is discussed with particular emphasis on the years 1996, 1997 and 1998. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to First National Corporation contained elsewhere herein (see "Consolidated Financial Statements of First National Corporation").

         In 1996, the Corporation sponsored the organization of National Bank of York County in Rock Hill, South Carolina, and sold shares of the Corporation's common stock to capitalize the new bank and pay organizational and pre-opening expenses. National Bank of York County began operations on July 11, 1996, as a wholly-owned subsidiary of the Corporation.

         In 1998, the Corporation sponsored the organization of Florence County National Bank in Florence, South Carolina, and sold shares of the Corporation's common stock to capitalize the new bank and pay organizational and pre-opening expenses. Florence County National Bank began operations on April 1, 1998, as a wholly-owned subsidiary of the Corporation.

         Also in 1998, the Corporation sponsored the organization of NewSouth Financial Services Corporation, an upscale finance company which began operations in Orangeburg, South Carolina, on November 1, 1998. Upon organization, the Corporation acquired 80 percent of NewSouth's common stock. The remaining 20 percent of NewSouth common stock was issued to minority employee shareholders pursuant to their employment agreements. The minority shares are subject to vesting and forfeiture in accordance with the terms of the agreements. Since vesting had not occurred as of December 31, 1998, minority interest has not been reflected in the Corporation's financial statements.

         On March 4, 1999, the Corporation and First Bancorporation, Inc. ("First Banc") announced that a definitive merger agreement was approved by the board of directors of both companies. Under the terms of the agreement, 1.222 shares of First National Corporation common stock would be exchanged for each share of First Banc common stock. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to First Banc's shareholders. The transaction is subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions. The transaction may also be terminated by either party in certain circumstances.


Year 2000

         Many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming century. If uncorrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

         Certain of the Corporation's systems may be affected by this so-called millennium bug. The Corporation is investigating the extent to which its systems are affected and communicating with all its computer vendors concerning timely and completed remedies for those systems that require modification. The Corporation is also communicating with all third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures. The Company has been taking and will continue to pursue all reasonably necessary steps to protect its operations and assets.

         Based upon discussions with its software vendors and other third parties as well as the execution of its year 2000 plan to date, management does not expect the cost of addressing the year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. Costs to address the year 2000 issue are estimated to total approximately $450,000, of which approximately $300,000 was incurred in 1998.


Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. First National Corporation cautions readers that forward looking statements, including without limitation, those relating to First National Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, year 2000 compliance issues and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in First National Corporation's reports filed with the Securities and Exchange Commission.


Recent Accounting Pronouncements

         See Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.


Summary of Operations

         Earnings of First National Corporation were $7,505,000, $6,466,000, and $5,528,000 in 1998, 1997 and 1996, respectively. Net income increased 16.1 percent in 1998 when compared to 1997 and increased 17.0 percent in 1997 when compared to 1996. Basic earnings per share increased to $1.30 compared to $1.26 in 1997. Per share earnings in 1996 were $1.14. The increase in net income in 1998 primarily resulted from an increase in interest income as well as an increase in noninterest income. The increase in net income in 1997 compared to 1996 also resulted primarily from an increase in interest income as well as an increase in noninterest income.

         The per share cash dividend declared in 1998 was $0.48 compared to $0.40 in 1997 and $0.37 in 1996.

         The book value per share of First National Corporation increased $0.31 or 3.0 percent in 1998, $0.91 or 9.6 percent in 1997, and $1.07 or 17.7 percent in 1996. The return on average assets was 1.22 percent in 1998, 1.20 percent in 1997 and 1.19 percent in 1996. The return on average shareholders' equity was
12.89 percent for 1998 and was 12.72 percent for 1997 and 12.85 percent in 1996.

         Increases in both deposits and earning assets were realized during 1998 compared to 1997. Deposits at December 31, 1998 were $524,138,000, up $69,763,000 or 15.4 percent compared to December 31, 1997. At year-end 1997, deposits were $454,375,000, up $40,222,000 or 9.7 percent compared to December 31, 1996. Average deposits in 1998 were $499,168,000, up $57,186,000 or 12.9 percent from 1997. The average deposits in 1997 were $441,982,000 compared to $387,086,000 in 1996, an increase of $54,896,000 or 14.2 percent. Earning assets reached $605,132,000 in 1998, up $83,558,000, or 16.0 percent when compared to year-end 1997. At year-end 1997, earning assets were $521,574,000, up $67,074,000 or 14.8 percent from year-end 1996. Average earning assets for 1998 were $575,926,000, an increase of $72,361,000, or 14.4 percent, compared to 1997. In 1997 average earning assets were $503,565,000, an increase of $76,481,000, or 17.9 percent, compared to 1996. The increase in earning assets in 1998 and 1997 resulted primarily from banking operations at First National Bank, National Bank of York County, and Florence County National Bank. The increases in earning assets in 1996 resulted primarily from banking operations at First National Bank and National Bank of York County.

         Interest income increased by $4,976,000 or 12.1 percent, for the year ended December 31, 1998 when compared to December 31, 1997. This increase is primarily a result of an $83,558,000, or 16.0 percent, increase in earning assets. For the year ended December 31, 1997, interest income increased $6,881,000, or 20.1 percent, when compared to the same period in 1996. This increase was primarily the result of a $67,074,000 or 14.8 percent increase in earning assets.

         Interest expense increased by $2,192,000, or 12.6 percent, for the year ended December 31, 1998 compared to the same period in 1997. For the year ended December 31, 1997, interest expense increased $3,379,000, or 24.2 percent, when compared to the same period in 1996. The 1998 increase is primarily the result of a $58,327,000 or 13.3 percent increase in interest-bearing liabilities just as the 1997 increase was primarily the result of a $59,168,000 or 15.6 percent increase in interest-bearing liabilities.

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

         Additional financial institution mergers were completed in 1998 and 1997, continuing the trend toward consolidation. Although these mergers reduced the number of banks and branches, they intensified competition for quality funds and loans.


Net Interest Income

         Net interest income is the difference between interest income and interest expense. Two significant elements in analyzing a bank's net interest income are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average liabilities, interest and noninterest bearing, utilized to ,support earning assets. The significant distinction between spread and net interest margin is that net interest margin reflects the volume of interest free funds supporting earning assets.

         Net interest income increased $2,784,000 or 11.7 percent during 1998 compared to 1997. The increase was due primarily to an increase in volume of earning assets. Net interest income increased $3,502,000 or 17.3 percent during 1997 when compared to 1996. The increase was also due primarily to increased volume of earning assets. The average yield on earning assets was 8.0 percent in 1998, 8.2 percent in 1997, and 8.0 percent in 1996. Total average earning assets increased $72,361,000, or 14.4 percent, from 1997 to 1998, and $76,481,000, or
17.9 percent, from 1996 to 1997. Total average interest bearing liabilities increased $57,500,000, or 13.7 percent, from 1997 to 1998, and $63,020,000, or
17.7 percent, from 1996 to 1997. Growth in earning assets was funded primarily through interest-bearing liabilities. The net total volume growth in 1998 compared to 1997 had a positive impact on net interest income of $3,392,000, which was decreased by $608,000 due to rates paid on liabilities increasing more than yields on assets. In 1997 compared to 1996 net interest income was positively affected by $3,718,000 attributable to volume which was decreased by $216,000 attributable to rate decreases. In 1998 compared to 1997, net interest spread decreased approximately .1 percent and net interest margin decreased by
 .1 percent. In 1997 compared to 1996, net interest spread decreased approximately .1 percent and net interest margin remained the same.

         Average noninterest-bearing funds supporting earning assets as a percentage of earning assets changed from 14.1 percent in 1996 to 13.3 percent in 1997 and to 13.0 percent in 1998.


Table 1

Volume and Rate
Variance Analysis

                                         1998 Compared to 1997                 1997 Compared to 1996
                                        Changes Due to Increase               Changes Due to Increase
                                             (Decrease) In                         (Decrease) In

(Dollars in thousands)             Volume (l)   Rate (l)      Total      Volume (l)   Rate (l)       Total

Interest earning assets:
  Loans (2)                         $ 4,490     $  (788)     $ 3,702      $ 5,522      $  (240)     $ 5,282
  Investments:
   Taxable                            1,388        (279)       1,109        1,262          467        1,729
   Tax exempt (3)                        95         (25)          70          (76)          10          (66)
  Funds sold                             25          70           95          (70)           6          (64)

   Total interest income              5,998      (1,022)       4,976        6,638          243        6,881


Interest-bearing liabilities:
  Deposits:
   Interest bearing transaction         100        (405)        (305)          67           17           84
   Saving                               364         148          512          299          326          625
   Certificates of deposit            1,762         (90)       1,672        1,839           68        1,907
  Funds purchased                       361         (67)         294          725           58          783
  Notes payable                          19           0           19          (10)         (10)         (20)

   Total interest expense             2,606        (414)       2,192        2,920          459        3,379

   Net interest income              $ 3,392     $  (608)     $ 2,784      $ 3,718      $  (216)     $ 3,502

(1)The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances.
(2)Nonaccrual loans are included in the above analysis.
(3)Tax exempt income is not presented on a tax equivalent basis in the above analysis.


Table 2

Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities

                                                                          1998

                                                         Average        Interest       Average
(Dollars in thousands)                                   Balance       Earned/Paid    Yield/Rate

Assets
Interest earning assets:
  Loans, net of unearned income (2)                     $ 371,139       $  34,123        9.19%
  Investment securities:
   Taxable                                                160,725           9,746        6.06
   Tax exempt (1)                                          34,516           1,672        4.84
  Funds sold                                                9,546             579        6.07

    Total earning assets                                  575,926          46,120        8.01

Cash and other assets                                      45,230
Less allowance for loan losses                             (5,795)

    Total assets                                        $ 615,361

Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                 $  91,222           1,411        1.55
  Savings                                                 100,946           3,138        3.11
  Certificates of deposit                                 232,311          12,564        5.41
Funds purchased                                            52,461           2,425        4.62
Notes payable                                                 260              19        7.31

    Total interest-bearing liabilities                    477,200          19,557        4.10

Demand deposits                                            74,689
Other liabilities                                           5,252
Shareholders' equity                                       58,220

    Total liabilities and shareholders' equity          $ 615,361


Net interest spread                                                                      3.91%

Impact of interest free funds                                                             .70%

Net interest margin                                                                      4.61%

Net interest income                                                     $  26,563

                                                                          1997

                                                         Average        Interest        Average
(Dollars in thousands)                                   Balance       Earned/Paid     Yield/Rate

Assets
Interest earning assets:
  Loans, net of unearned income (2)                     $ 323,420       $  30,421         9.41%
  Investment securities:
   Taxable                                                138,474           8,638         6.24
   Tax exempt (1)                                          32,593           1,602         4.92
  Funds sold                                                9,078             483         5.32

    Total earning assets                                  503,565          41,144         8.17

Cash and other assets                                      42,239
Less allowance for loan losses                             (5,161)

    Total assets                                        $ 540,643

Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                 $  86,188           1,715         1.99
  Savings                                                  88,743           2,643         2.98
  Certificates of deposit                                 199,917          10,876         5.44
Funds purchased                                            44,852           2,132         4.75
Notes payable                                                   0               0

    Total interest-bearing liabilities                    419,700          17,366         4.14

Demand deposits                                            67,134
Other liabilities                                           2,982
Shareholders' equity                                       50,827

    Total liabilities and shareholders' equity          $ 540,643

Net interest spread                                                                       4.03%

Impact of interest free funds                                                             .769%

Net interest margin                                                                       4.72%

Net interest income                                                     $  23,778


                                                                      1996

                                                     Average        Interest        Average
(Dollars in thousands)                               Balance       Earned/Paid     Yield/Rate

Assets
Interest earning assets:
  Loans, net of unearned income (2)                 $ 264,701       $ 25,139         9.50%
  Investment securities:
   Taxable                                            117,822          6,908         5.86
   Tax exempt (1)                                      34,142          1,668         4.89
  Funds sold                                           10,419            548         5.26

    Total earning assets                              427,084         34,263         8.02

Cash and other assets                                  40,356
Less allowance for loan losses                         (4,188)

    Total assets                                    $ 463,252

Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts             $  82,820          1,632         1.97
  Savings                                              77,699          2,001         2.58
  Certificates of deposit                             166,342          8,985         5.40
Funds purchased                                        29,546          1,348         4.56
Notes payable                                             273             20         7.33

    Total interest-bearing liabilities                356,680         13,986         3.92

Demand deposits                                        60,225
Other liabilities                                       3,332
Shareholders' equity                                   43,015

    Total liabilities and shareholders' equity      $ 463,252

Net interest spread                                                                  4.10%

Impact of interest free funds                                                         .65%

Net interest margin                                                                  4.75%

Net interest income                                                 $ 20,277

(1) Tax exempt income is not presented on a tax equivalent basis in the above analysis.
(2)      Nonaccrual loans are included in the above analysis.


Investment Securities

         Investment securities are the second largest category of earning assets. These assets comprised 32.6 percent of earning assets at December 31, 1998 and 31.8 percent at year-end 1997. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds.

         The portfolio taxable income was $9,746,000 in 1998 compared with $8,637,000 in 1997, a net increase of $1,109,000. Of this increase, an increase of approximately $1,388,000 was attributable to the $22,251,000 average volume increase of taxable securities. The higher income generated by the increased volume was decreased by $279,000 resulting from an 18 basis point decrease in yield. The taxable income was $8,637,000 in 1997, compared with $6,908,000 in 1996, an increase of $1,729,000. Of this increase, an increase of approximately $1,262,000 was attributable to the $20,652,000 average volume increase in taxable securities. The gain generated by the increased volume was aided by an increase of $467,000, resulting from a 38 basis point increase in yield. This is indicative of the decreases in overall interest rates in the past year and their effect upon portfolio investments as higher-yielding securities mature and are replaced by lower-yielding investments. The average maturity of the taxable portfolio at December 31, 1998 was 3.5 years compared with average maturities at year-end 1997 of 2.0 years and at year-end 1996 of 2.4 years.

         The portfolio non-taxable investment income was $1,672,000 in 1998 compared with $1,602,000 in 1997 and $1,668,000 in 1996, a net increase of $70,000 or 4.4 percent, in 1998 and a decrease of $66,000 or 4.0 percent, in 1997. Of the increase in 1998, an increase of $95,000 was attributable to an increase in average volume of $1,923,000 in municipal securities offset by a decrease of $25,000 resulting from an 8 basis point decrease in yield. The decrease from 1996 to 1997 was $66,000 of which $76,000 was attributable to a decrease in volume which was offset by an increase of $ 10,000 resulting from a 3 basis point increase in yield. The average maturity of the non-taxable portfolio at December 31, 1998 was 4.0 years compared to 3.8 years and 2.9 years in 1997 and 1996, respectively. First National Corporation continues to actively purchase bank qualified tax-free securities to supplement the taxable portfolio. However, with the negative yield adjustment due to the Tax Equity and Fiscal Responsibility Act of 1982 and the alternative minimum tax considerations, the value to First National Corporation of each individual purchase continues to be closely evaluated.

         At December 31, 1998 the fair value of the securities portfolio totalled $198,247,000, a 1.6 percent premium. The market valued the Corporation's 1997 portfolio at a .8 percent premium and its 1996 portfolio at a .8 percent premium.

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board in May, 1993. As required, the Corporation adopted the provisions of this statement effective December 31, 1993, without retroactive application to prior years' financial statements. At December 31, 1998, investment securities with an amortized cost of $148,768,000 and an estimated fair value of $150,791,000 were classified as available- for-sale. The effect of adoption of this accounting standard was to increase the carrying value of securities $2,023,000 and directly increase shareholders' equity $1,274,000, net of an estimated income tax liability of $749,000.

         The increase, net of income tax effect, is presented in the statement of changes in shareholders' equity as a separate component of shareholders' equity and comprehensive income required by SFAS No. 115 and SFAS No. 130 "Reporting Comprehensive Income".

         On an ongoing basis, management assigns securities upon purchase into one of the categories designated by SFAS No. 115 based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements.

         There were realized gains on sales of investment securities during 1998 of $95,000 and $2,000 in 1997, and realized losses on sales of investment securities during 1996 of $50,000.

Table 3

Book Value of Investment Securities

December 31,

(Dollars in thousands)              1998          1997          1996          1995          1994

U.S. Treasury Securities         $  50,066     $  33,791     $  37,853     $  49,959     $  49,164
U.S. Government Agencies
  and Corporations                 106,314        96,826        87,840        63,600        53,914
Other Securities                     2,653           593           610           475           476

  Total Taxable                    159,033       131,210       126,303       114,034       103,554

State, County and Municipal
  Obligations                       38,138        34,851        34,578        37,462        29,802

Total Tax-exempt                    38,138        34,851        34,578        37,462        29,802

Total Investment Securities      $ 197,171     $ 166,061     $ 160,881     $ 151,496     $ 133,356


Table 4

Maturity Distribution and Yields of Investment Securities


                               Due in           Due After         Due After      Due After
December 31, 1998           1 yr. or Less      1 Thru 5 Yrs.    5 Thru 10 Yrs.     10 Yrs.           Total         Par      Fair
(Dollars in thousands)

U.S. Treasury Securities   $17,588   5.96%  $ 32,478   5.82%                                    $50,066  5.87%  $ 50,450  $ 50,097
U.S. Government Agencies
  and Corporations           9,574   5.89     93,690   6.17      3,050  6.39           5.87     106,314  6.15    105,880   106,386
Other Securities (1)                                                            2,653  6.91       2,653  6.91      2,653     2,653

    Total Taxable           27,162   5.94    126,168   6.08      3,050  6.39    2,653  6.50     159,033  6.07    158,983   159,136

State, County and
  Municipal Obligations      4,210   7.45     13,858   7.21     18,353  6.40    1,717  5.87      38,138  6.78     38,356    39,111

    Total                  $31,372   6.13%  $140,026   6.19%   $21,403  6.40%  $4,370  6.32%   $197,171  6.21%  $197,339  $198,247

Percent of Total                16%                      71%              11%             2%

Cumulative % of Total           16%                      87%              98%           100%

(1) Federal Reserve Bank and other corporate stocks have no set maturity but are classified in "Due after 10 years." Loans


Loans

         Loans, net of unearned income, at December 31, 1998, were $407,961,000, which represents an increase of $52,448,000, or 14.8 percent when compared to year-end 1997. Average loans for 1998 increased 14.8 percent to $371,139,000 from $323,420,000 for 1997.

         The largest element of the loan portfolio continues to be the real estate mortgage category. All loans secured by real estate, except real estate construction, are placed in this category regardless of the loan purpose. The use of real estate as security for loans is common in First National Corporation's market area. The real estate mortgage category grew by 17.4 percent to $243,743,000 at year-end and represents 59.7 percent of total loans. This is an increase from 58.4 percent in 1997. Commercial, financial and agricultural loans increased to $78,077,000 from $67,519,000 the previous year representing 19.1 percent of the loan portfolio compared to 19.0 percent at December 31, 1997. Consumer loans represented 18.6 percent of total loans compared to 19.1 percent at year-end 1997. Table 5 provides the distribution of loans for the past five years.

         The prime rate decreased twice in 1998, and the yield on the loan portfolio for 1998 was 9.2 percent, down from 9.4 percent for 1997. Notwithstanding this decrease in yield, the volume growth of the loan portfolio resulted in an interest and fee income increase of $3,702,000 or 12.2 percent, to $34,123,000. Table 6 shows the maturity and interest sensitivity of the commercial, financial and agricultural category of the loan portfolio and the real estate construction category of the loan portfolio as of December 31, 1998. As of that date, loans that mature in one year or less were $187,542,000. Of the loans that mature after one year, $152,089,000 or 69.0 percent, had fixed interest rates while $68,330,000, or 31.0 percent, had variable rates.

         The placement of loans on a nonaccrual status is dependent upon the type of loan, collateral values and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans and well secured loans not in the process of collection are charged off on or before the date they become 90 days past due and, therefore, do not reach a nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Consumer loans are charged off on or before becoming 120 days past due. All interest accrued in the current year but unpaid at the date a loan goes on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 1998, nonaccrual loans were $1,067,000 compared with $1,016,000 at year-end 1997. At December 31, 1998, loans which were 90 days or more past due were $616,000 compared to $283,000 at year-end 1997.

         Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 1998. First National Corporation does not have any loans which have been restructured or any foreign loans.

         Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity. As of December 31, 1998, the Corporation had $16,925,000 in outstanding loans to businesses that develop and operate hotels and motels, which represented a concentration.

         Table 7 provides the level of risk elements in the loan portfolio for the past five years.


Table 5

Distribution of Net Loans
By Type

December 31,
(Dollars in thousands)                   1998           1997           1996           1995            1994

Commercial, financial,
  agricultural and other               $ 78,077       $ 67,519       $ 46,392       $ 43,108       $   34,476
Real estate - construction               10,456         12,429          9,625          5,792            4,781
Real estate - mortgage                  243,743        207,630        178,544        148,853          126,751
Consumer                                 75,685         67,935         59,058         50,130           42,544

Total                                  $407,961       $355,513       $293,619       $247,883       $  208,552

Percent of Total
Commercial, financial,
  agricultural and other                   19.1%          19.0%          15.8%          17.4%            16.5%
Real estate - construction                  2.6            3.5            3.3            2.3              2.3
Real estate - mortgage                     59.7           58.4           60.8           60.1             60.8
Consumer                                   18.6           19.1           20.1           20.2             20.4

Total                                     100.0%         100.0%         100.0%         100.0%           100.0%

Table 6

Maturity Distribution of Loans

                                                                                    Maturity
December 31, 1998                                                    1 Year           1 - 5         Over 5
(Dollars in thousands)                                 Total         or Less          Years          Years

Commercial, financial
  agricultural and other                              $ 78,077       $ 38,258       $ 33,573       $  6,246
Real estate - construction                              10,456          5,634          4,822              0
Real estate - mortgage                                 243,743        106,564        112,414         24,765
Consumer                                                75,685         37,086         32,544          6,055

Total                                                 $407,961       $187,542       $183,353       $ 37,066

Loans due after one year with:
   Predetermined interest rates                                      $152,089
   Floating or adjustable interest rates                             $ 68,330

Asset Quality

         Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, First National Corporation has established credit policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. In examining the portfolios at December 31, 1998 and 1997, the Corporation did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

         Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment portfolio, 98.0 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and tax-free securities having a rating of "A" or better. The credit risk of the loan portfolio can be measured by historical experience. The Corporation maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs over the past five years have not exceeded .17 percent of net average loans. In 1998 net loan charge-offs as a percentage of net average loans were .12 percent compared to .14 percent in 1997. See "Loans" for a discussion of the Corporation's charge-off and nonaccrual policies.


Table 7

Nonaccrual and Past Due Loans


December 31
(Dollars in thousands)               1998        1997        1996        1995        1994

Loans past due 90 days or more      $  616      $  283      $  220      $  354      $   97
Loans on a nonaccruing basis         1,067       1,016         974         845       1,214

Total                               $1,683      $1,299      $1,194      $1,199      $1,311

Table 8

Summary of  Loan
Loss Experience

December 31
(Dollars in thousands)              1998             1997             1996             1995             1994

Allowance for loan losses -
   January 1                     $   5,518        $   4,705        $   3,703        $   3,194        $   2,955

Charge-offs during the year
Real estate - construction               0                0                0                0                0
Real estate - mortgage                 (59)             (25)             (35)            (130)            (175)
Consumer                              (585)            (615)            (584)            (514)            (378)
Commercial, financial,
   agricultural and other              (72)            (121)             (72)             (47)             (80)

Total charge-offs                     (716)            (761)            (691)            (691)            (633)

Recoveries during the year
Real estate - construction               0                0                0                0                0
Real estate - mortgage                  12               12              151              123               58
Consumer                               190              299              185              143              178
Commercial, financial,
   agricultural and other               58               12               38               90               61

Total recoveries                       260              323              374              356              297

Net charge-offs                       (456)            (438)            (317)            (335)            (336)
Provisions from earnings             1,013            1,251            1,319              844              575

Allowance for loan losses -
December 31                      $   6,075        $   5,518        $   4,705        $   3,703        $   3,194

Average loans - net of
unearned income                  $ 371,139        $ 323,420        $ 264,701        $ 227,466        $ 193,135
Ratio of net charge-offs
to average loans - net of
unearned income                        .12%             .14%             .12%             .15%             .17%


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

         The provision for loan losses for the year ended December 31, 1998, was $1,013,000, compared to $1,251,000 in 1997, which represents a 19.1 percent decrease. The decrease in the provision for loan losses was due to the continued strong quality of loan growth. The allowance for loan losses was $6,075,000, or 1.49 percent of outstanding loans at the end of 1998, and $5,518,000, or 1.55 percent at year-end 1997. Total charge-offs were $716,000 in 1998 and $761,000 in 1997. Recoveries were $260,000 for 1998 and $323,000 for 1997. Net charge-offs were $456,000 in 1998 and $438,000 for 1997. Net charge-offs were greatest in consumer loans which increased from $316,000 in 1997 to $395,000 in 1998. Real estate loan net charge-offs increased by $34,000 in 1998 while commercial loan losses decreased by $95,000. Net charge-offs to average loans were .12 percent in 1998 and .14 percent in 1997. A summary of loan loss experience for 1994 through 1998 is provided in Table 8.

         Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. For the period ended December 31, 1998, other real estate owned was $144,000 compared to $61,000 at December 31, 1997. This increase resulted from properties being acquired as a result of foreclosure.

         Management anticipates that the level of charge-offs for 1999 will be somewhat higher than the level experienced in 1998. The OCC handbook recommends that banks take a broad look at certain factors in considering allowance for loan loss. These factors include loan loss experience, specific allocations and other subjective factors. First National Corporation continues to consider such factors recognized in the handbook to evaluate the allowance for loan loss. Although changes in economic conditions in the Corporation's market area can always affect this level, the loan loss provision is considered adequate by management.

Liquidity

         Liquidity is defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity means the consistent ability to meet loan demand and deposit withdrawals. The Corporation has employed its funds in a manner to provide liquidity in both assets and liabilities.

         Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 16.0 percent of the investment portfolio matures in one year or less. This part of the investment portfolio consists of U.S. Treasury securities, U.S. Agency securities and bank qualified municipal securities. Loans and other investments are of a longer term nature and are not utilized for day-to-day bank liquidity needs.

         Increases in the Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposits or from the Corporation's use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowing.

         The Corporation places an increasing reliance on borrowed funds which are primarily cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreement to repurchase arrangements. During 1998, the Corporation maintained an even higher level of liquidity with an influx of interest sensitive deposits.


Table 9

Interest Sensitivity Analysis

                                                         After         After Six                         Greater
                                        Within           Three          Through                          Than One
December 31, 1998                        three          Through          Twelve           Within         Year and
(Dollars in thousands)                  Months         Six Months        Months          One Year      Insensitive(1)      Total

Loans                                  $ 184,398        $ 25,294        $ 31,821        $ 241,513        $166,448         $407,961
Investments                               12,446           6,512           9,769           28,727         168,444          197,171
Funds                                          0               0               0                0               0

 Total interest earning assets         $ 196,844        $ 31,806        $ 41,590        $ 270,240        $334,892         $605,132

  Percent                                   32.5%            5.3%            6.9%            44.7%           55.3%           100.0%

Interest-bearing deposits,
 excluding CDs greater than
 $100,000                              $ 117,708        $ 48,707        $ 24,354        $ 190,769        $186,279         $377,048
CDs greater than $100,000                 35,034          11,927          11,791           58,752           9,013           67,765
Short-term borrowings                     52,150               0               0           52,150               0           52,150

 Total interest-bearing liab             204,892          60,634          36,145          301,671         195,292(2)       496,963

Interest-free funds                            0               0               0                0         108,169          108,169
 Funds supporting interest
   earning assets                      $ 204,892        $ 60,634        $ 36,145        $ 301,671        $303,461         $605,132

 Percent                                    33.9%           10.0%            6.0%            49.9%           50.1%           100.0%

Interest sensitivity gap               $  (8,048)       $(28,828)       $  5,445        $ (31,431)       $ 31,431
Cumulative gap                         $  (8,048)       $(36,876)       $(31,431)       $ (31,431)
Percent of total interest earning
  assets                                     1.3%            6.1%            5.2%             5.2%

(1) These items are considered insensitive because they are not generally affected by fluctuations in market interest rates.
(2) Includes savings and NOW deposits of $145,914. Table 9 discloses the cumulative gap as a percentage of assets included in the computation of gap (total earning assets) rather than as a percentage of total assets.

Derivatives and Disclosure of Market Risk

         In January 1997, the Securities and Exchange Commission adopted new rules that require more comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative financial instruments and other financial instruments. The market risk disclosures must be classified into two portfolios: financial instruments, entered into for trading purposes and all other instruments (non-trading purposes). The Corporation does not maintain a trading portfolio.


Table 10

Financial Instruments

                                                                                                                Fair
                                                                                           There                Value
(Dollars in thousands)               1999      2000       2001        2002       2003      After     Total     12-31-98

Financial Assets:
  Loans, net of unearned income
   Fixed Rate:
     Book Value                    $121,902   $42,437    $31,366    $18,451    $37,681    $25,576   $277,413   $279,875
     Average interest rate             8.63%     8.62%      8.64%      8.48%      8.38%      8.27%      8.62%
   Variable Rate:
     Book Value                    $ 65,640   $17,773    $13,137    $ 7,727    $14,781    $11,490   $130,548   $131,706
Average interest rate                  8.04%     8.12%      8.07%      8.09%      8.10%      7.85%      8.08%
  Securities held to maturity:
   Fixed Rate:
     Book Value                    $  7,164   $ 8,030    $ 3,385    $ 2,668    $ 4,708    $20,425   $ 46,380   $ 47,456
     Average interest rate             5.63%     5.64%      5.23%      4.81%      4.96%      4.44%      4.96%
   Variable Rate:
     Book Value                          --        --         --         --         --         --         --         --
     Average interest rate               --        --         --         --         --         --         --
  Securities available for sale:
   Fixed Rate:
     Book Value                    $ 18,064   $ 6,781    $30,501    $35,465    $31,111    $27,869   $149,791   $149,791
     Average interest rate             5.87%     5.84%      6.38%      6.02%      5.97%      6.02%      6.06%
   Variable Rate:
     Book Value                    $  1,000        --         --         --         --         --   $  1,000   $  1,000
     Average interest rate             4.49%       --         --         --         --         --       4.49%
Financial liabilities:
   Non-interest bearing deposits:  $ 19,831   $11,899    $11,899    $11,899    $11,899    $11,898   $ 79,325   $ 79,325
   Average interest rate                                                                                 N/A        N/A
   Interest bearing
     savings and checking:         $ 49,964   $29,978    $29,978    $29,978    $29,978    $29,979   $199,855   $199,855
   Average interest rate               1.12%     1.12%      1.12%      1.12%      1.12%      1.12%      1.12%
   Time deposits:                  $223,973   $16,451    $ 4,534         --         --         --   $244,958   $246,042
   Average interest rate               5.09%     5.30%      5.95%        --         --         --       5.12%
   Federal funds purchased
     and securities sold under
     agreements to repurchase:     $ 52,150                                                          $52,150    $52,150
   Average interest rate               3.75%                                                            3.75%


Table 10 provides information about the Corporation's financial instruments as of December 31, 1998, that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

Table 10 summarizes the expected maturities and average interest rates associated with the Corporation's financial instruments. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 10, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.


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

         The Corporation monitors exposure to a gradual increase or decrease in rates of 200 basis points over a rolling 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 8 percent. The Corporation generally has maintained a risk position well within the policy guideline level. As of December 31, 1998 the model indicated that the impact of a 200 basis point gradual increase in rates over 12 months would result in an approximately 1.36 percent decrease in net interest income, while a 200 basis point gradual decrease in rates over the same period would result in an approximately 1.26 percent increase from an unchanged rate environment. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

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

         Table 9 presents the interest sensitive position of the Corporation's balance sheet at December 31, 1998. The analysis illustrates the Corporation's interest sensitivity position at prescribed intervals. Reflected in the table are interest sensitivity gap and cumulative gap for immediate through one year maturities. Management particularly attempts to control gap from zero to twelve months. The position of First National Corporation at December 31, 1998 with regard to the cumulative gap at the 12 month time frame is a negative gap of $31,431,000. Assuming that no other variable changed, the potential impact to First National Corporation's net interest income before taxes in the next year should rates on the asset and liability sides change immediately and equally would be as follows:

         a rise of 1% would decrease income before taxes by $314,310 a rise of 2% would decrease income before taxes by $628,620 a rise of 3% would decrease income before taxes by $942,930 a decline of 1% would increase income before taxes by $314,310 a decline of 2% would increase income before taxes by $628,620 a decline of 3% would increase income before taxes by $942,930

         Table 9 reflects the balances of interest earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Scheduled payment amounts of amortizing fixed rate loans are reflected at each scheduled payment date. Variable rate amortizing loans reflect scheduled repayments at each scheduled payment date until the loan may be repriced contractually, and the unamortized balance is reflected at this point. Investments are reflected at each instrument's ultimate maturity date or pre-refunded call date. Funds sales are reflected at the immediate repricing interval due to the overnight availability of the instruments. A portion of interest-bearing liabilities with no contractual maturity, such as money market deposit accounts, are reflected in the immediate repricing period due to the contractual arrangements that give First National Corporation the ability to vary the rates paid on those deposits within a thirty-day or shorter period. First National Corporation reflects a portion of its savings and NOW deposits as noninterest sensitive to more accurately reflect their anticipated repricing characteristics. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

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

         The Company owns no derivatives.


Deposits

         The deposit base provides First National Corporation with funds for the long-term growth of loans and investments. At December 31, 1998, when compared to year-end 1997, total deposits were $524,138,000, up $69,763,000, or
15.4 percent. Noninterest-bearing deposits for the same period were $79,325,000, an increase of $9,273,000, or 13.2 percent, and interest-bearing deposits were $444,813,000, an increase of $60,490,000, or 15.7 percent when compared to December 31, 1997. For the year ended December 31, 1998, total average deposits increased $57,186,000, or 12.9 percent. This growth was comprised of an increase of average interest-bearing accounts of $49,631,000, or 13.2 percent, and average noninterest-bearing accounts of $7,555,000, or
11.3 percent. Growth in the interest-bearing accounts was composed of an increase in interest-bearing transaction accounts of $5,034,000, or 5.8 percent, and certificates of deposit of $32,394,000, or 16.2 percent, and an increase in savings accounts of $12,203,000, or 13.8 percent.

         At December 31, 1998, the ratio of average interest-bearing deposits to total deposits increased to 85.0 percent from 84.8 percent at year-end 1997 and was 84.4 percent at year-end 1996. The average rate paid on interest-bearing accounts remained at 4.1 percent at year-end 1998 and 1997 and was 3.9 percent at year-end 1996.


Table 11

Maturity Distribution of
CD's of $100,000 or more

December 31                           1998         1997
(Dollars in thousands)

Within three months                  $35,034      $21,093
After three through six months        11,927        7,171
After six through twelve months       11,791        7,091
After twelve months                    9,013        5,440

Total                                $67,765      $40,795


Short-Term Borrowed Funds

         The distribution of First National Corporation's short-term borrowings at the end of the last three years, the average amounts outstanding during each such period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category are presented below. Federal funds purchased and securities sold under agreement to repurchase generally mature within one to three days from the transaction date. Certain of the borrowings have no defined maturity date.


December 31
(Dollars in thousands)                 1998              1997               1996
                                 Amount    Rate    Amount    Rate     Amount    Rate

At period-end:
  Federal funds purchased
  and securities sold under
  repurchase agreements          $52,150   3.75%   $54,312   5.14%   $32,547    4.69%

Average for the year:
  Federal funds purchased
  and securities sold under
  repurchase agreements and
  other borrowings               $52,461   4.62%   $44,852   4.75%   $29,546    4.56%

Maximum month-end balance:
  Federal funds purchased
  and securities sold under
  repurchase agreements          $66,618           $57,838           $36,568


Equity and Dividends

         Throughout the years the strength of the shareholders' equity base has provided stability to current operations and capital adequacy to support growth. The Corporation's shareholder equity base was 9.7 percent of total assets as of December 31, 1998, compared with 9.5 percent at year-end 1997, and
9.7 percent at year-end 1996.

         The Corporation has achieved a consistent record of increasing earnings over the past years. Even though dividends have historically been increased, the Corporation has maintained a relatively constant dividend pay-out policy. The dividend pay-out ratio for 1998 was 33.8 percent compared to 31.8 percent in 1997 and 31.1 percent for 1996. Cash dividend payments in 1998 were $2,538,000 as compared to $2,059,000 in 1997. The retention of the remaining earnings has provided the basis for expansion of loans and investments, and acquisitions.

         Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Banks; however, certain restrictions exist regarding the ability of the Banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Banks' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1998, $9,508,000 of the Banks' retained earnings were available for distribution to the Corporation as dividends without prior regulatory approval. In 1998 the Banks paid dividends to the Corporation of $4,518,000.

         The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off-balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1998, Tier 1 capital must be at least 50% of total capital, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio for First National Corporation at December 31, 1998 was 14.3 percent compared to 13.5 percent at year-end 1997. The total capital ratio was 15.6 at December 31, 1998 compared to 14.7 percent at year-end 1997.

         In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage ratio of total capital to total assets in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At December 31, 1998, First National Corporation's leverage ratio was 9.1 percent, compared to
9.2 percent at year-end 1997. First National Corporation's ratios exceed the minimum standards by substantial margins.

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

   The Company's Common Stock is listed on the American Stock Exchange under the trading symbol "FNC". The following table sets forth the high and low sale prices and the quarterly dividends declared on the Common Stock for the periods shown. Per share information set forth below has been adjusted to give retroactive effect to stock dividends and stock splits effected during the periods shown.


                                        PRICE PER SHARE          DIVIDEND
                                                                 DECLARED
                                      HIGH           LOW         PER SHARE
1997:
   First Quarter                         (*)           (*)       $ .095
   Second Quarter                    $25.15        $19.30          .095
   Third Quarter                      24.35         22.50           .10
   Fourth Quarter                     24.08         19.80           .11

1998:
   First Quarter                     $23.40        $21.38           .11
   Second Quarter                     25.09         21.49           .11
   Third Quarter                      25.65         21.49           .13
   Fourth Quarter                     28.80         22.50           .13

(*) On January 28, 1997, the Common Stock was listed for trading on the American Stock Exchange. Trading on the American Stock Exchange opened at $14.40 per share, and trading prices ranged from $14.40 per share to $19.47 per share from January 28, 1997 to March 31, 1997. The Company believes that, after giving retroactive effect to stock dividends and stock splits, the Common Stock traded at prices ranging from $9.90 to $12.60 per share during the period from January 1, 1996 to January 27, 1997. However, management has knowledge of only a limited number of trades during such period and has no independent means of verifying the price at which any such trades occurred.

NONINTEREST INCOME AND EXPENSE

In today's banking environment, noninterest income provides a stable source of revenue for the Corporation. The expansion of banking services and the use of explicit pricing enables the Corporation to manage its fee income and price services to more closely reflect actual costs. Income from noninterest sources in 1998 was $7,893,000, an increase of $1,634,,000, or 26.1 percent, compared to 1997. For the period ended December 31, 1997, income from noninterest sources was $6,259,000, an increase of $915,000, or 17.1 percent over 1996.

   Service charges on transaction accounts in 1998 increased $753,000 or 17.8 percent when compared to 1997 and $233,000 or 5.8 percent in 1997 compared to 1996. This increase was due to increased account activity. The deposit fee pricing structure is continually being reviewed and updated for new services and rising costs.

   Other charges, commissions and fees increased $881,000 or 43.2 percent in 1998 compared to an increase of $682,000 or 50.3 percent in 1997. The increase is a result of an increase in secondary market origination fees, ATM surcharge fees, and alternative investment fee income.

   Noninterest expense increased $3,095,000 or 15.9 percent in 1998 compared with $3,102,000 or 19.0 percent in 1997.

   Salary and employee benefits expense was the largest component of noninterest expense in 1998.

   Salaries and employee benefits increased 16.7 percent or $1,758,000 in 1998 as compared with a 16.4 percent or $1,480,000 in 1997. The number of full time equivalent employees was 353 at December 31, 1998 as compared with 281 in 1997 and 281 in 1996. The increase in 1998 as compared to 1997 was primarily the result of the commencement of operations of Florence County National Bank and NewSouth Financial Services Corporation. In 1994 management adopted an employee cash incentive plan covering all employees. Cash incentives paid during 1998 under this program were approximately $645,000.

   Net occupancy expense increased 9.7 percent in 1998 compared to an increase of 19.8 percent in 1997. The increase is attributable to higher operating expenses including utilities, maintenance and depreciation.

   Furniture and equipment expense increased 1.0 percent in 1998 compared with a
12.8 percent increase in 1997. The increased costs in 1998 were due to increases in depreciation expense and equipment service contracts.

   Total other expense for 1998 was $7,645,000 compared with $6,414,000 in 1997 and $5,078,000 in 1996 or increases of 19.2 percent and 26.3 percent respectively. Included in other noninterest expense is $749,000 in 1998 for the amortization of intangibles, principally core deposit values, under the purchase accounting method utilized for bank acquisitions, compared with $657,000 in 1997 and $644,000 in 1996. Included in expenses for amortization of intangibles for 1998 is $321,000 attributable to the two branches in Walterboro acquired from NationsBank as compared to $348,000 in 1997. Also included in other expense is $329,000 attributed to amortization of computer software, which increased $152,000 or 85.9 percent in 1998 as compared to 1997. This increase is due to the write-off of obsolete mainframe software. The remainder of the increase in other expense for 1998 is distributed among the following expense categories: advertising, insurance and surety bond, office and printing supplies, postage, telephone and line charges, and other expenses.

TABLE 12


QUARTERLY RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)           1998 QUARTERS                                      1997 QUARTERS
                                  FOURTH        THIRD        SECOND        FIRST      FOURTH        THIRD        SECOND     FIRST
Interest income                   $11,917      $11,864      $11,515      $10,824      $10,718      $10,645      $10,222    $9,559
Interest expense                    4,813        5,136        4,988        4,620        4,522        4,520        4,354     3,968

  Net interest income               7,104        6,728        6,527        6,204        6,196        6,125        5,868     5,591

Provision for loan losses             409          216          166          222          378          275          314       285
Noninterest income                  2,081        2,096        1,924        1,792        1,673        1,589        1,492     1,505
Noninterest expense                 6,469        5,655        5,431        4,994        5,342        4,963        4,651     4,498

  Income before income taxes        2,307        2,953        2,854        2,780        2,149        2,476        2,395     2,313

Income taxes                          676          945          901          867          636          770          753       708

  Net income                      $ 1,631      $ 2,008      $ 1,953      $ 1,913      $ 1,513      $ 1,706      $ 1,642    $1,605

Basic earnings per share          $  0.28      $  0.35      $  0.34      $  0.33      $  0.30      $  0.33      $  0.32    $ 0.31

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

REPORT OF MANAGEMENT

   The financial statements, accompanying notes, and other financial information in this Report were prepared by management of First National Corporation which is responsible for the integrity of the information given. The statements have been prepared in conformity with generally accepted accounting principles and include amounts which are based on management's judgment or best estimates.

   The Corporation maintains a system of internal controls to reasonably assure the safeguarding of assets and proper execution of transactions according to management's directives. The control system consists of written policies and procedures, segregation of duties, and an internal audit program. Management is cognizant of the limitations of such controls, but feels reasonable assurance of effectiveness is achieved without extending costs beyond benefits derived.

   Internal audit reports are prepared for the Audit Committee of the Board of Directors and copies are made available to the independent auditors. The Audit Committee of the Board of Directors consists solely of outside directors who meet periodically with management, internal auditors, and the independent auditors. The Audit Committee reviews matters relating to the audit scope, quality of financial reporting and control, and evaluation of management's performance of its financial reporting responsibility. Access to the Audit Committee is available to both internal and independent auditors without management present.

   J. W. Hunt and Company, LLP independent auditors, has audited the financial statements and notes included in this Annual Report. Their audit was conducted in accordance with generally accepted auditing standards and their opinion presents an objective evaluation of management's discharge of its responsibility to fairly present the financial statements of the Corporation. Their opinion is contained in their report on the facing page. All financial information appearing in this Annual Report is consistent with that in the audited financial statements.

First National Corporation
Orangeburg, South Carolina
February 2, 1999

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   In January 1997, the Securities and Exchange Commission adopted new rules that require more comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative financial instruments and other financial instruments. The market risk disclosures must be classified into two portfolios: financial instruments, entered into for trading purposes and all other instruments (non-trading purposes). The Corporation does not maintain a trading portfolio.

TABLE 10

FINANCIAL INSTRUMENTS

                                                                                                                   FAIR
                                                                                            THERE                 VALUE
(DOLLARS IN THOUSANDS)                1999        2000       2001       2002      2003      AFTER      TOTAL     12-31-98
Financial Assets:
  Loans, net of unearned income
   Fixed Rate:
     Book Value                     $121,902    $42,437    $31,366    $18,451    $37,681    $25,576    $277,413    $279,875
     Average interest rate              8.63%      8.62%      8.64%      8.48%      8.38%      8.27%       8.62%
   Variable Rate:
     Book Value                     $ 65,640    $17,773    $13,137    $ 7,727    $14,781    $11,490    $130,548    $131,706
Average interest rate                   8.04%      8.12%      8.07%      8.09%      8.10%      7.85%       8.08%
  Securities held to maturity:
   Fixed Rate:
     Book Value                     $  7,164    $ 8,030    $ 3,385    $ 2,668    $ 4,708    $20,425    $ 46,380    $ 47,456
     Average interest rate              5.63%      5.64%      5.23%      4.81%      4.96%      4.44%       4.96%
   Variable Rate:
     Book Value                           --         --         --         --         --         --          --          --
     Average interest rate                --         --         --         --         --         --          --
  Securities available for sale:
   Fixed Rate:
     Book Value                     $ 18,064    $ 6,781    $30,501    $35,465    $31,111    $27,869    $149,791    $149,791
     Average interest rate              5.87%      5.84%      6.38%      6.02%      5.97%      6.02%       6.06%
   Variable Rate:
     Book Value                     $  1,000         --         --         --         --         --    $  1,000    $  1,000
     Average interest rate              4.49%        --         --         --         --         --        4.49%
Financial liabilities:
   Non-interest bearing deposits:   $ 19,831    $11,899    $11,899    $11,899    $11,899    $11,898    $ 79,325    $ 79,325
   Average interest rate                 N/A                                                                N/A
   Interest bearing
     savings and checking:          $ 49,964    $29,978    $29,978    $29,978    $29,978    $29,979    $199,855    $199,855
   Average interest rate                1.12%      1.12%      1.12%      1.12%      1.12%      1.12%       1.12%
   Time deposits:                   $223,973    $16,451    $ 4,534         --         --         --    $244,958    $246,042
   Average interest rate                5.09%      5.30%      5.95%        --         --         --        5.12%
   Federal funds purchased
     and securities sold under
     agreements to repurchase:      $ 52,150                                                            $52,150    $ 52,150
   Average interest rate                3.75%                                                              3.75%

Table 10 provides information about the Corporation's financial instruments as of December 31, 1998, that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

Table 10 summarizes the expected maturities and average interest rates associated with the Corporation's financial instruments. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 10, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

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

   The Corporation monitors exposure to a gradual increase or decrease in rates of 200 basis points over a rolling 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 8 percent. The Corporation generally has maintained a risk position well within the policy guideline level. As of December 31, 1998 the model indicated that the impact of a 200 basis point gradual increase in rates over 12 months would result in an approximately 1.36 percent decrease in net interest income, while a 200 basis point gradual decrease in rates over the same period would result in an approximately 1.26 percent increase from an unchanged rate environment. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Item 8.     Financial Statements and Supplementary Data

Financial Statements

                           J. W. Hunt and Company, LLP
                                  [Letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
  the Board of Directors
First National Corporation

We have audited the consolidated balance sheets of First National Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

J. W. Hunt and Company, LLP
Columbia, South Carolina
February 2, 1999 (Except for Note 26,
as to which the date is March 4, 1999)

FIRST NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except par value)


                                                                          DECEMBER 31,
                                                                      1998          1997
                                            ASSETS
Cash and due from banks (Note 3)                                  $  24,254    $  30,789
Investment securities (Note 4):
  Securities held-to-maturity:
    Taxable                                                           8,242       15,552
    Tax-exempt                                                       38,138       34,851
    Total (fair value of $47,456 in 1998 and $51,026 in 1997)        46,380       50,403
   Securities available-for-sale, at fair value                     150,791      115,658
    Total investment securities                                     197,171      166,061
Loans (Note 5)                                                      411,035      359,167
  Less, unearned income                                              (3,074)      (3,654)
  Less, allowance for loan losses                                    (6,075)      (5,518)
    Loans, net                                                      401,886      349,995
Premises and equipment, net (Note 6)                                 10,460        9,946
Other assets (Note 7)                                                 8,912        8,767

    Total assets                                                  $ 642,683    $ 565,558

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                                          $  79,325    $  70,052
  Interest-bearing transaction accounts                              95,284       93,259
  Savings                                                           104,571       90,731
  CDs of $100,000 and over                                           67,765       40,795
  Other time                                                        177,193      159,538
    Total deposits                                                  524,138      454,375
Federal funds purchased and securities
  sold under agreements to repurchase (Note 9)                       52,150       54,312
Other liabilities                                                     4,094        2,971
    Total liabilities                                               580,382      511,658
Shareholders' equity:
  Common stock - $2.50 par value, authorized 40,000,000
  shares, issued and outstanding 5,821,775 shares in
  1998 and 5,188,097 shares in 1997                                  14,554       12,970
Surplus                                                              40,235       23,257
Retained earnings (Note 14)                                           6,238       17,197
Accumulated other comprehensive income                                1,274          476

  Total shareholders' equity                                         62,301       53,900

  Total liabilities and shareholders' equity                      $ 642,683    $ 565,558

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars. except per share data)


                                                                 Year Ended December 31,
                                                              1998        1997        1996
Interest income:
  Loans, including fees                                     $34,123      $30,421      $25,139
  Investment securities
   Taxable:
     Held-to-maturity                                           676        1,426        2,553
     Available-for-sale                                       9,070        7,211        4,355
   Tax-exempt - held-to-maturity                              1,672        1,602        1,668
  Federal funds sold                                            579          484          548
    Total interest income                                    46,120       41,144       34,263
Interest expense:
  Interest-bearing transaction accounts                       1,411        1,716        1,632
  Savings                                                     3,138        2,626        2,001
  Certificates of deposit                                    12,564       10,892        8,985
  Federal funds purchased and securities
   sold under agreements to repurchase                        2,425        2,131        1,348
  Notes payable                                                  19           --           20
   Total interest expense                                    19,557       17,365       13,986
Net interest income:
  Net interest income                                        26,563       23,779       20,277
  Provision for loan losses (Note 5)                          1,013        1,251        1,319
   Net interest income after provision for loan losses       25,550       22,528       18,958
Non-interest income:
  Service charges on deposit accounts                         4,974        4,221        3,988
  Other service charges and fees                              2,833        1,990        1,314
  Other income                                                   86           48           42
   Total non-interest income                                  7,893        6,259        5,344
Non-interest expense:
  Salaries and employee benefits (Note 15)                   12,259       10,501        9,021
  Net occupancy expense                                       1,016          926          773
  Furniture and equipment expense                             1,629        1,613        1,430
  Loss on sale of securities available-for-sale                  --           --           50
  Other expense (Note 11)                                     7,645        6,414        5,078
   Total non-interest expense                                22,549       19,454       16,352
Earnings:
  Income before provision for income taxes                   10,894        9,333        7,950
  Provision for income taxes (Note 10)                        3,389        2,867        2,422

   Net income                                               $ 7,505      $ 6,466      $ 5,528

Earnings per share (Note 12):
  Basic                                                     $  1.30      $  1.26      $  1.14
  Diluted                                                   $  1.29      $  1.25      $  1.13


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands of dollars, except per share data)

                                                                                                       Accumulated
                                                                                                           Other
                                                         Common Stock         Retained Comprehensive
                                                    Shares          Amount    Surplus       Earnings    Income (Loss)    Total
BALANCE, DECEMBER 31, 1995                         2,244,339      $11,222      $16,260      $ 12,241       $  54       $ 39,777

Comprehensive income:
  Net income                                              --           --           --         5,528          --          5,528
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  reclassification adjustment and tax effects             --           --           --            --        (104)          (104)
    Total comprehensive income                                                                                            5,424
Cash dividends declared at $.74 per share                 --           --           --        (1,721)         --         (1,721)
Common stock dividend of 10%, date of
  record, October 31, 1996                           120,891          604        2,654        (3,258)         --             --
Common stock issued                                  184,794          924        3,942            --          --          4,866

BALANCE, DECEMBER 31, 1996                         2,550,024       12,750       22,856        12,790         (50)        48,346

Comprehensive income:
  Net income                                              --           --           --         6,466          --          6,466
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  reclassification adjustment and tax effects             --           --           --            --         526            526
    Total comprehensive income                                                                                            6,992
Cash dividends declared at $.40 per share                 --           --           --        (2,059)         --         (2,059)
Two-for-one common stock split, date of
  record, May 19, 1997                             2,556,427           --           --            --          --             --
Common stock issued                                   81,646          220          401            --          --            621
BALANCE, DECEMBER 31, 1997                         5,188,097       12,970       23,257        17,197         476         53,900

Comprehensive income:
  Net income                                              --           --           --         7,505          --          7,505
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  reclassification adjustment and tax effects             --           --           --            --         798            798
    Total comprehensive income                                                                                            8,303
Cash dividends declared at $.48 per share                 --           --           --        (2,538)         --         (2,538)
Common stock issued                                  105,000          263        2,373            --          --          2,636
Common stock dividend of 10%, date of
  record, November 2, 1998                           528,678        1,321       14,605       (15,926)         --             --

BALANCE, DECEMBER 31, 1998                         5,821,775      $14,554      $40,235      $  6,238       $1,274      $ 62,301

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                               Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998        1997        1996
  Net income                                                              $  7,505    $  6,466    $  5,528
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                           1,933       1,851       1,674
     Provision for loan losses                                               1,013       1,251       1,319
     Deferred income taxes                                                    (263)       (249)       (379)
     (Gain) loss on sale of securities available-for-sale                      (95)         (2)         50
     (Gain) loss on sale of premises and equipment                              74          35          (6)
     Net amortization (accretion) of investment securities                     (23)          2         298
     Net change in:
       Accrued interest receivable                                            (462)       (923)       (140)
       Prepaid assets                                                         (138)        (83)        225
       Miscellaneous other assets                                             (449)       (523)        (89)
       Accrued interest payable                                                416         126         157
       Accrued income taxes                                                     80         296        (156)
       Miscellaneous other liabilities                                         564         168          (1)
            Net cash provided by operating activities                       10,155       8,415       8,480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available-for-sale           28,798       3,066       2,951
  Proceeds from maturities of investment securities
   held-to-maturity                                                         18,132      22,893      39,002
  Proceeds from maturities of investment securities
   available-for-sale                                                       36,900      22,876      12,320
  Purchases of investment securities held-to maturity                      (14,101)     (8,267)     (8,865)
  Purchases of investment securities available-for-sale                    (99,453)    (44,912)    (55,309)
  Net increase in customer loans                                           (53,164)    (62,655)    (46,371)
  Recoveries on loans previously charged off                                   260         323         318
  Proceeds from sale of other real estate                                        -           -          70
  Purchases of premises and equipment                                       (1,763)       (717)     (3,692)
  Proceeds from sale of premises and equipment                                   2         407          80
            Net cash used by investing activities                          (84,389)    (66,986)    (59,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
   savings accounts and certificates of deposit                             69,763      40,222      45,838
  Net increase (decrease) in federal funds purchased
   and securities sold under agreements to repurchase                       (2,162)     21,765       6,714
  Proceeds from issuance of other borrowings                                 2,500           -       2,000
  Repayment of other borrowings                                             (2,500)          -      (2,000)
  Common stock issuance                                                      2,636          14       4,655
  Dividends paid                                                            (2,538)     (2,059)     (1,721)
  Stock options exercised                                                        -         607         211
            Net cash provided by financing activities                       67,699      60,549      55,697

Net increase (decrease) in cash and cash equivalents                      $ (6,535)   $  1,978    $  4,681

Cash and cash equivalents at beginning of year                              30,789      28,811      24,130

Cash and cash equivalents at end of year                                  $ 24,254    $ 30,789    $ 28,811

Supplemental Disclosures:

Cash Flow Information:

Cash paid for:
  Interest                                                                $ 19,262    $ 17,239    $ 13,829

  Income taxes                                                            $  3,619    $  2,820    $  2,957

Schedule of Noncash Investing Transactions:

Real estate acquired in full or partial settlement of loans               $    144    $     61    $     28

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:

First National Corporation (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks"), and its 80%-owned subsidiary, NewSouth Financial Services Corporation ("NewSouth"). The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles and with the prevailing practices within the banking industry. The Banks provide general banking services while NewSouth provides consumer finance services. All services provided are within the State of South Carolina ("South Carolina").

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of First National Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SEGMENTS:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The standard does not address issues of recognition or measurement and, therefore, the implementation of the statement did not have an impact on the Corporation's consolidated financial position or consolidated results of operations.

The Corporation, through its subsidiaries, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Corporation's decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, all of the Corporation's banking and finance operations are considered by management to be aggregated in one reportable operating segment.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

The Corporation's subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economics conditions within South Carolina and the surrounding region.

The Corporation considers concentrations of credit to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity.

INVESTMENT SECURITIES:

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and carried at amortized cost. Securities not classified as held-to-maturity are classified as "available-for-sale" and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Realized gains (losses) on the sale of securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined using the specific identification method.

LOANS:

Loans are stated at unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans by methods which generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 120 days or more. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. Interest income is subsequently recognized only to the extent of interest payments received.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, eco-nomic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines when loans become impaired through its normal loan administration and review functions. Those loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual credit card, residential mortgage, overdraft protection, home equity lines, accounts receivable financing, and consumer installment loans for impairment disclosures.

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

EMPLOYEE BENEFIT PLANS:

On January 1, 1998, the Corporation adopted SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 revises the Corporation's disclosure about pension and other post-retirement benefit plans. SFAS 132 does not change the method of accounting for such plans. A summary of the Corporation's various employee benefit plans follows:

Pension Plan - The Corporation and its subsidiaries have a non-contributory defined benefit pension plan covering all employees who have attained age twenty-one and have completed one year of eligible service. The Corporation's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards.

Profit-Sharing Plan - The Corporation and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age twenty-one and completing one year of eligible service. Plan participants elect to contribute 1% to 4% of annual base compensation as a before tax contribution. The

Corporation matches 50% of these contributions. Employer contributions may be made from current or accumulated net profits. Participants may additionally elect to contribute 1% to 6% of annual base compensation as a before tax contribution with no employer matching contribution.

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees which is limited to those employees of the Corporation eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 1998, and the liability for future benefits has been recorded in the consolidated financial statements.

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

INCOME TAXES:

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, consumer loan income, accretion income, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Corporation files a consolidated federal income tax return with its subsidiaries.

ADVERTISING COSTS:

The cost of advertising is expensed as incurred.

STOCK COMPENSATION PLANS:

SFAS 123, Accounting for Stock-Based Compensation, allows all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See NOTE 17.)

EARNINGS PER SHARE:

Basic earnings per share represents income available to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Corporation's stock.

COMPREHENSIVE INCOME:

The Corporation adopted SFAS 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Corporation's net income or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98- 1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The provisions of this statement are effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Corporation's consolidated financial statements.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs requiring start-up costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.

In June 1998, the FASB issued SFAS133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The adoption of SFAS 133 is not expected to have a material effect on the Corporation's consolidated financial statements.

In October 1998, the FASB issued SFAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The statement amends SFAS 65, Accounting for Certain Mortgage Banking Activities and conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for fiscal years beginning after December 15, 1998, and is not expected to have a material effect on the Corporation's consolidated financial statements.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 2 - FORMATION OF SUBSIDIARIES

FLORENCE COUNTY NATIONAL BANK:

Florence County National Bank commenced business operations as a national bank in Florence, South Carolina, on April 1, 1998. Florence County National Bank is also a full service commercial bank and its deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (FDIC). Upon completion of its organization, 100% of the common stock of Florence County National Bank was acquired by First National Corporation, and the bank operates as a wholly owned subsidiary of the Corporation with its own board of directors and operating policies.

FINANCIAL SERVICES CORPORATION:

NewSouth Financial Services Corporation commenced business operations as a finance company in Florence, South Carolina, on November 1, 1998. Upon completion of its organization, the Corporation acquired 80% of NewSouth's common stock. Consequently, NewSouth operates as a subsidiary of the Corporation with its own board of directors and operating policies.

The remaining 20% of NewSouth's stock was issued to minority employee shareholders pursuant to separate employment agreements. The minority shares are subject to vesting and forfeiture in accordance with the terms of the agreements. Since vesting had not occurred as of December 31, 1998, minority interest has not been reflected in the accompanying financial statements.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Banks are required to maintain an average cash reserve balance with the Federal Reserve Bank. The average amount of such reserve balance as of December 31, 1998, was approximately $11,799,000.

At December 31, 1998, the Corporation and its subsidiaries had due from bank balances in excess of federally insured limits in the amount of $2,501,000. The risks associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 4 - INVESTMENT SECURITIES:
The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 1998 and 1997:

                                                    1998
                                             Gross        Gross
                              Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        Losses      Value
(In thousands of dollars)
U. S. Treasury securities      $ 3,213      $   31         $ --       $ 3,244
Obligations of
  U. S. Government
  Agencies and
  Corporations                   5,029          72           --         5,101
Obligations of states
  and political
  subdivisions                  38,138       1,018          (45)       39,111

Total                          $46,380      $1,121         $(45)      $47,456

                                                   1997
                                             Gross        Gross
                              Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        Losses      Value
(In thousands of dollars)
U. S. Treasury securities      $ 3,231      $ 28          $ --       $ 3,259
Obligations of
  U. S. Government
  Agencies and
  Corporations                  12,321        39           (18)       12,342
Obligations of states
  and political
  subdivisions                  34,851       581            (7)       35,425

Total                          $50,403      $648          $(25)      $51,026

The market values of state, county, and municipal securities are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 1998 and 1997:

                                                   1998
                                             Gross        Gross
                              Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        Losses      Value
(In thousands of dollars)
U. S. Treasury securities      $ 45,830      $1,023      $ --       $ 46,853
Obligations of
  U. S. Government
  Agencies and
  Corporations                  100,285       1,078       (78)       101,285
Other securities                  2,653          --        --          2,653

Total                          $148,768      $2,101      $(78)      $150,791

                                                   1997
                                             Gross        Gross
                              Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        Losses      Value
(In thousands of dollars)
U. S. Treasury securities     $ 30,320       $240          $ --      $ 30,560
Obligations of
  U. S. Government
  Agencies and
  Corporations                  83,990        538           (23)       84,505
Other securities                   593         --            --           593

Total                         $114,903       $778          $(23)     $115,658

The amortized cost and fair value of debt securities at December 31, 1998 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Securities                  Securities
                                   Held-To-Maturity           Available-For-Sale

                                 Amortized       Fair       Amortized        Fair
                                   Cost         Value         Cost          Value
(In thousands of dollars)
Due in one year or less           $ 7,424      $ 7,479      $ 23,844      $ 23,948
Due after one year through
  five years                       16,857       17,322        97,851        99,703
Due after five years through
  ten years                        18,353       18,917         3,026         3,050
Due after ten years                 1,717        1,690            --            --
    Subtotal                       44,351       45,408       124,721       126,701
No contractual maturity             2,029        2,048        24,047        24,090

    Total                         $46,380      $47,456      $148,768      $105,791

There were no transfers of held-to-maturity securities in 1998 or 1997. There were no sales of securities held-to-maturity during 1998 or 1997.

Proceeds from the sales of available-for-sale securities totaled $28,798,000, $3,066,000, and $2,951,000 for the years ended December 31, 1998, 1997, and
1996, respectively. Gross realized gains on sales of available-for-sale securities were $95,000 and $2,000 during the years ended December 31, 1998 and 1997, respectively. During the year ended December 31, 1996, there were gross realized losses of $50,000 on sales of securities available-for-sale.

At December 31, 1998 and 1997, investment securities with a carrying value of $56,466,000 and $46,709,000, respectively, were pledged to secure public deposits, and for other purposes required and permitted by law. At December 31, 1998 and 1997, the carrying amount of securities pledged to secure repurchase agreements was $48,881,000 and $42,223,000, respectively.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 1998 and 1997:

                                               1998            1997
(In thousands of dollars)
Commercial, financial and agricultural      $  78,077       $  67,519
Real estate - construction                     10,456          12,429
Real estate - mortgage                        243,743         207,630
Consumer                                       78,759          71,589

    Total loans                             $ 411,035       $ 359,167

Less, unearned income                          (3,074)         (3,654)
Less, allowance for loan losses                (6,075)         (5,518)

    Loans, net                              $ 401,866       $ 349,995

Changes in the allowance for loan losses for the three years ended December 31, 1998, were as follows:

                                                 1998          1997          1996
(In thousands of dollars)
Balance at beginning of year                    $5,518        $4,705        $3,703
Loans charged-off                                 (716)         (761)         (691)
Recoveries of loans previously charged-off         260           323           374
  Balance before provision for loan losses       5,062         4,267         3,386
Provision for loan losses                        1,013         1,251         1,319

Balance at end of year                          $6,075        $5,518        $4,705

At December 31, 1998 and 1997, the aggregate amount of loans for which the accrual of interest had been discontinued was $1,067,000 and $1,016,000, respectively. Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 1998. There were no restructured loans at December 31, 1998 and 1997.

Included in the balance sheet under the caption, "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $144,000 and $61,000 at December 31, 1998 and 1997, respectively.

There were no impaired loans at December 31, 1998 and 1997. At December 31, 1998, the Corporation had $16,925,000 outstanding to hotels and motels, which represented a concentration of credit risk.

NOTE 6 - PREMISES AND EQUIPMENT:
Premises and equipment at December 31, consisted of the following:

                                                      1998         1997
(In thousands of dollars)
Land                                                 $ 2,315      $ 1,976
Buildings and leasehold improvements                   9,496        9,101
Equipment and furnishings                              8,079        7,866
  Total                                               19,890       18,943
Less, accumulated depreciation and amortization        9,430        8,997

Premises and equipment - net                         $10,460      $ 9,946

Depreciation expense charged to operations was $1,148,000, $1,177,000, and $1,020,000, in 1998, 1997, and 1996, respectively.

NOTE 7 - INTANGIBLE ASSETS:

Core deposit premium cost in the original amount of $1,822,000, which resulted from the purchase of two branches of another commercial bank, is being amortized on the straight-line basis over the estimated useful lives of the deposit accounts acquired, which range from two to fourteen years. The acquisition cost was allocated to the assets acquired based on their fair market value. Amortization expense, which is included in other non-interest expense, for the years ended December 31, 1998, 1997, and 1996, was $8,000, $34,000, and $80,000,
respectively.

On July 1, 1991, First National Bank ("FNB") completed the purchase of a branch of another commercial bank. The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded as core deposit premium cost in the amount of $1,124,000, and is being amortized over ten years on a method which reasonably approximates the anticipated benefit stream from the related deposit accounts. Amortization expense for the years ended December 31, 1998, 1997, and 1996, was $85,000, $98,000, and $110,000, respectively.

On June 16, 1995, FNB completed the purchase of two branches of another commercial bank. The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded as core deposit premium cost in the amount of $3,034,000, and is being amortized over fifteen years on a method which reasonably approximates the anticipated benefit stream from the related deposit accounts. Amortization expense for the year ended December 31, 1998, 1997, and 1996 was $321,000, $348,000, and $375,000, respectively.

Computer software (acquired by purchase) with an original cost of $1,074,000 is being amortized on the straight-line method over thirty-six months. Amortization expense was $329,000, $177,000, and $75,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 8 - DEPOSITS:

The aggregate amount of certificates of deposit in denominations of $100,000 or more was approximately $67,765,000 and $40,795,000 at December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

               (In thousands of dollars)
                       1999                         $225,145
                       2000                           12,140
                       2001                            4,453
                       2002                            2,922
                       2003                              280

                                                    $244,940

NOTE 9 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE:

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis. All securities underlying these agreements are institution-owned securities.

NOTE 10 - INCOME TAXES:

The provision for income taxes consists of the following:

                                           Year Ended December 31
(In thousands of dollars)             1998          1997          1996
Current:
  Federal                            $3,271        $2,776        $2,507
  State                                 380           340           294
     Total current tax expense        3,651         3,116         2,801

Deferred:
  Federal                              (241)         (229)         (348)
  State                                 (21)          (20)          (31)

     Total deferred tax benefit        (262)         (249)         (379)

     Provision for income taxes      $3,389        $2,867        $2,422

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax benefits as follows:

                                                   Year Ended December 31
(In thousands of dollars)                       1998        1997        1996
Provision for loan losses                      $(217)      $(317)      $(341)
Pension cost and post-retirement benefits         47          36          47
Consumer loan income                              21          18          13
Depreciation                                     (25)          6          14
Other(88)                                          8        (112)

   Total                                       $(262)      $(249)      $(379)

The provision for income taxes differs from that computed by applying Federal statutory income tax rates to income before provision for income taxes, as indicated in the following analysis:

                                                         Year Ended December 31
                                                    1998          1997          1996
(In thousands of dollars)
Income taxes at Federal statutory rate
   of 34%                                          $3,704        $3,173        $2,703
Increase (reduction) of taxes resulting from:
   State income taxes, net of federal
     tax benefit                                      323           277           236
   Tax-exempt interest income                        (614)         (594)         (606)
   Other                                              (24)           11            89

        Total                                      $3,389        $2,867        $2,422

The components of the net deferred tax asset, included in other assets, are as follows:

                                                                   1998          1997
(In thousands of dollars)
Allowance for loan losses                                         $ 1,953       $ 1,736
Post-retirement benefits                                               86            80
Intangible assets                                                     226           181
Start-up expenses                                                      28            39
   Total deferred tax assets                                        2,293         2,036
Depreciation                                                         (788)         (814)
Consumer loan income                                                 (199)         (177)
Bond discount accretion                                               (81)         (136)
Pension plan                                                         (174)         (120)
Unrealized gains on investment securities available-for-sale         (789)         (279)
   Total deferred tax liabilities                                  (2,031)       (1,526)

   Net deferred tax asset                                         $   262       $   510

NOTE 11 - OTHER EXPENSES:

The following is a summary of the components of other non-interest expense:

                                            Year Ended December 31
(In thousands of dollars)               1998        1997        1996
Office supplies                        $  731      $  528      $  482
Advertising                               664         527         432
Amortization of intangible assets         749         657         644
Federal depository insurance               59          52           2
Other                                   5,442       4,650       3,518

Total                                  $7,645      $6,414      $5,078

NOTE 12 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                           Year Ended December 31,
                                                                         1998        1997        1996
Numerator:
   Net income - numerator for basic and diluted earnings per share      $7,505      $6,466      $5,528

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                                 5,778       5,147       4,870
   Effect of dilutive securities:
     Employee stock options                                                 54          43          32
   Dilutive potential shares:
     Denominator for diluted earnings per share -
       adjusted weighted-average shares and assumed conversions          5,832       5,190       4,902

Basic earnings per share                                                $ 1.30      $ 1.26      $ 1.14

Diluted earnings per share                                              $ 1.29      $ 1.25      $ 1.13

NOTE 13 - OTHER COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects are as follows:

                                               Year Ended December 31,
                                           1998         1997        1996
Unrealized holding gains (losses) on
   available-for-sale securities          $1,267       $ 836       $(168)

Tax effect                                  (469)       (310)         64

Net-of-tax amount                         $  798       $ 526       $(104)

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:
Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1998, $9,508,000 of First National Bank's retained earnings are available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from First National Bank, National Bank of York County, and Florence National Bank to the Corporation in the form of loans or advances approximated $9,946,000, $811,000, and $869,000, respectively, at December 31, 1998.

NOTE 15 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Corporation's consolidated financial statements at December 31, 1998 and 1997:

                                                        1998          1997
(In thousands of dollars)
Change in Benefit Obligation:
   Benefit obligation at beginning of year             $5,910        $5,229
   Service cost                                           333           289
   Interest cost                                          436           386
   Actuarial loss                                         193           180
   Benefits paid                                         (212)         (174)
   Benefit obligation at end of year                    6,660         5,910

Change in Plan Assets:
   Fair value of plan assets at beginning of year       5,699         4,525
   Actual return on plan assets                           769           901
   Employer contribution                                  462           447
   Benefits paid                                         (212)         (174)
   Fair value of plan assets at end of year             6,718         5,699

Funded status                                              58          (211)
Unrecognized net actuarial loss                           649           780
Unrecognized prior service cost                             9            10
Unrecognized transition asset                             (94)         (127)

Prepaid benefit cost                                   $  622        $  452

                                               Year Ended December 31,
                                            1998         1997         1996
Weighted-Average Assumptions as of
   December 31:
     Discount rate                          7.50%        7.50%        7.50%
     Expected return on plan assets         8.00%        8.00%        8.00%
     Rate of compensation increase          5.00%        5.00%        5.00%

(In thousands of dollars)

   Service cost                            $ 333        $ 289        $ 269
   Interest cost                             436          386          341
   Expected return on plan assets           (459)        (390)        (338)
   Amortization of prior service cost          1            1            1
   Amortization of transition asset          (33)         (33)         (33)
   Recognized net actuarial loss              14           23           20

     Net periodic benefit cost             $ 292        $ 276        $ 260

Expenses incurred and charged against operations with regard to all of the Corporation's retirement plans were as follows:

                                          Year Ended December 31,
                                         1998      1997      1996
(In thousands of dollars)
Pension                                  $292      $276      $260
Profit-sharing                            126       110       100

   Total                                 $418      $386      $360

NOTE 16 - POST-RETIREMENT BENEFITS:

The following sets forth the plan's funded status and amounts recognized in the Corporation's consolidated financial statements at December 31, 1998 and 1997:

(In thousands of dollars)                               1998        1997
Change in Benefit Obligation:
   Benefit obligation at beginning of year             $ 477       $ 503
   Interest cost                                          35          39
   Actuarial gain                                        (12)        (41)
   Benefits paid                                         (19)        (24)
   Benefit obligation at end of year                     481         477

Change in Plan Assets:
   Fair value of plan assets at beginning of year         --          --
   Employer contribution                                  19          24
   Benefits paid                                         (19)        (24)
   Fair value of plan assets at end of year               --          --

Funded status                                           (481)       (477)
Unrecognized net actuarial gain                         (125)       (160)
Unrecognized transition obligation                       442         473

Accrued benefit cost                                   $(164)      $(164)


                                                    Year Ended December 31,
                                                   1998      1997      1996
Weighted-Average Assumptions as of
   December 31:
     Discount rate                                 7.50%     7.50%     7.50%
     Expected return on plan assets                N/A       N/A       N/A

For measurement purposes, a 13 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993. The rate was assumed to decrease gradually to 5 percent for 1999 and remain at that level thereafter.

                                                     Year Ended December 31,
(In thousands of dollars)                           1998       1997       1996
Components of Net Periodic Benefit Cost:
   Interest cost                                    $ 35       $ 39       $ 36
   Amortization of transition obligation              31         31         31
   Recognized net actuarial gain                     (33)       (13)       (24)

     Net periodic benefit cost                      $ 33       $ 57       $ 43

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             1-Percentage-        1-Percentage-
                                                             Point Increase       Point Decrease
Effect on total service and interest cost components            $ 4,000             $ (3,000)
Effect on post-retirement benefit obligation                     52,000              (45,000)

NOTE 17 - STOCK-BASED COMPENSATION PLANS:

The Corporation has reserved 13,975 shares of common stock for issuance to key employees under the Incentive Stock Option Plan of 1992 and an additional 154,770 shares of common stock for issuance to key employees under the 1996 Incentive Stock

Option Plan. Options under both plans may not be exercised in whole or in part within one year following the date of the grant of the options, and thereafter become exercisable in 25% increments over the next four years. The exercise price of the options may not be less than fair market value of the common stock on the date of the grant. No options may be exercised after five years from the date of the grant. No options were granted under the 1992 plan after March 12, 1997, at which time the plan terminated. Options granted before such date may extend beyond that date in accordance with the Plan.

Activity in both stock option plans is summarized below. All information has been retroactively restated to reflect stock dividends and stock splits.


                                         1998                     1997                          1996

                                               WEIGHTED                    WEIGHTED                     WEIGHTED
                                               AVERAGE                     AVERAGE                      AVERAGE
                                               EXERCISE                    EXERCISE                     EXERCISE
1992 INCENTIVE STOCK              SHARES         PRICE       SHARES          PRICE          SHARES        PRICE
  OPTION PLAN:
Outstanding, January 1            13,975        $ 9.66        112,011        $ 7.94         122,563      $ 7.25
Granted                               --            --             --            --              --          --
Exercised                             --            --         85,949        $ 7.06          10,552      $ 6.75
Expired                               --            --         12,087        $ 6.75              --          --

Outstanding, December 31          13,975        $ 9.66         13,975        $ 8.26         112,011      $ 7.94

Exercisable, December 31          13,975        $ 9.66         13,975        $ 8.26         112,011      $ 7.94

1996 INCENTIVE STOCK
  OPTION PLAN:
Outstanding, January 1            95,590        $13.43         97,690        $12.86              --          --
Granted                           10,450        $25.10             --         --             97,690          --
Exercised                             --            --          2,100        $12.86              --          --

Outstanding, December 31         106,040        $13.17         95,590        $12.86          97,690      $12.86

Exercisable, December 31          47,795        $12.71         23,898        $12.86              --          --

Weighted-average fair value
 of options granted during
 the year                        $  5.76                    $      --                     $    2.75


Information pertaining to options outstanding at December 31, 1998, is as follows:


                                   ----Options Outstanding----                           - Options Exercisable -

                                                              WEIGHTED
                                                              AVERAGE        WEIGHTED                   WEIGHTED
                                RANGE OF                     REMAINING       AVERAGE                    AVERAGE
                                EXERCISE        NUMBER      CONTRACTUAL      EXERCISE       NUMBER      EXERCISE
                                 PRICES       OUTSTANDING       LIFE          PRICE      OUTSTANDING     PRICE
1992 Incentive Stock
  Option Plan:                   $ 9.66         13,975        0.5 years        $ 9.66       13,975       $ 9.66

1996 Incentive Stock
  Option Plan                    $12.71         95,590        3.0 years        $12.71       47,795       $12.71
                            $22.73 - $22.84     10,450        4.7 years        $22.82           --           --
                                106,040                       3.2 years        $13.17       47,795       $12.71

The Corporation has entered into a Restricted Stock Agreement with its chief executive officer. The agreement grants to the employee 10,888 shares of restricted common stock conditioned upon continued employment. The options vest free of restrictions as follows: 25% in 1999, 25% in 2001, and 50% in 2003. Termination of employment prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed as chief executive officer, the employee will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change of control of the Corporation or upon the death of the employee. The weighted average fair value of the shares granted under this agreement is $6.34.

The fair value of the options granted and the stock issued was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          1998           1996
Dividend yield                                            1.7%            2.7%
Expected life                                           5 years         5 years
Expected volatility                                        21%             8%
Risk-free interest rate                                  4.700%         6.125%


The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's 1996 Incentive Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                YEAR ENDED DECEMBER 31,

                                                            1998          1997          1996

Net income                 As reported                    $7,505         $6,466        $5,528
                           Pro forma                      $7,364         $6,338        $5,480

Earnings per share         As reported                    $ 1.30         $ 1.26        $ 1.14
                           Pro forma                      $ 1.27         $ 1.24        $ 1.13

Earnings per share -       As reported                    $ 1.29         $ 1.25        $ 1.13
  Assuming dilution        Pro forma                      $ 1.26         $ 1.22        $ 1.12


NOTE 18 - LONG-TERM LEASES:

The Corporation's subsidiaries were obligated at December 31, 1998, under certain noncancelable operating leases extending to the year 2005 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:


(In thousands of dollars)             YEAR ENDING DECEMBER 31,
                                      1999           $706,000
                                      2000            686,000
                                      2001            688,000
                                      2002            677,000


                                    2003               667,000
                                    Later years         65,000

                                      Total          3,489,000

Rental expense for operating leases for the years ended December 31, 1998, 1997, and 1996 was $159,000, $74,000, and $32,000, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Corporation and its subsidiaries are involved at times in various litigation arising out of the normal course of business. In the opinion of the Corporation's legal counsel, there is no pending or threatened litigation of any material consequence at this time.

YEAR 2000 CONSIDERATIONS:

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century. If uncorrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

Certain of the Corporation's systems may be affected by the so-called millennium bug. The Corporation is investigating the extent to which its systems are affected and communicating with all of its software vendors concerning timely and completed remedies for those systems that require modification. The Corporation is also communicating with all third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures. The Corporation has been taking and will continue to pursue all reasonably necessary steps to protect its operations and assets.

Based upon discussion with its software vendors and other third parties as well as the execution of its year 2000 plan to date, management does not expect the cost of addressing the year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represents a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. Costs to address the year 2000 issue are estimated to total approximately $450,000, of which approximately $300,000 was incurred in 1998.

NOTE 20 - RELATED PARTY TRANSACTIONS:

During 1998 and 1997, the Corporation's banking subsidiaries had loan and deposit relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Total loans outstanding to this group (including immediate families and business interests) amounted to $8,995,000 at December 31, 1998, and $8,025,000 at December 31, 1997. During 1998, $5,817,000 of new loans were made to this group. Repayments of $4,769,000 were made during the year. Other changes, which included loans outstanding to new or former officers and directors, resulted in a decrease of $78,000.

NOTE 21 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation's subsidiaries are parties to credit related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the subsidiaries have in particular classes of financial instruments.

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 1998 and 1997, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands of dollars)                 1998      1997
   Commitments to
     extend credit                      $95,889    $87,067
   Standby letters of
     credit and financial
     guarantees written                 $ 2,449    $ 1,702

COMMITMENTS TO EXTEND CREDIT:

These are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The banking subsidiaries evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees.

STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN:

These instruments are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Essentially all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

NOTE 22 - DERIVATIVE FINANCIAL INSTRUMENTS:
In accordance with established policy, the Corporation and its banking subsidiaries hold derivative financial instruments which meet the following criteria: (1) government agency security, (2) five years or less in maturity,
(3) readily identifiable indexes, and (4) "conservative" investment. The total amount of the investment in structured notes, as a percentage of capital, has been set by policy not to exceed 61 percent. The Corporation no longer purchases structured notes.

The financial derivatives held by the Corporation as of December 31, 1997 consisted of structured notes which meet the above criteria. The purposes of such holdings include the ability to take advantage of enhanced basis point yield spread and to take advantage of variable rate products to facilitate in the management of the gap ratio. All such investments are classified as available-for-sale and, therefore, are recorded at fair value in the financial statements. During the year ended December 31, 1996, derivative financial instruments were sold and a loss of $50,000 reported. No gains or losses were reported in the income statements from these holdings in 1998 and 1997.

As of December 31, 1998, the Corporation and its subsidiaries no longer hold any derivative financial instruments. As of December 31, 1997, derivative financial instruments held totaled $2,000,000.

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

LOAN RECEIVABLES:

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

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair value of the Corporation's financial instruments are as follows:

                                              1998                            1997
                                    Carrying         Fair          Carrying           Fair
                                     Amount          Value          Amount            Value
(In thousands of dollars)

Financial assets:
  Cash and short-term
    investments                    $  24,254       $  24,254       $  30,789       $  30,789
  Investment securities              197,171         198,247         166,061         166,684
  Loans:
    Loans                            407,961         411,581         355,513         355,067
    Less, allowance for loan
      losses                          (6,075)         (6,075)         (5,518)         (5,518)
        Net loans                    401,886         405,506         349,995         349,549

Financial liabilities:
  Deposits                           524,138         525,222         454,375         454,261
  Federal funds purchased             52,150          52,150          54,312          54,312
Unrecognized financial
  instruments:
    Commitments to extend
      credit                          95,889          96,740          87,067          87,045
    Standby letters of credit          2,449           2,449           1,702           1,702


NOTE 24 - REGULATORY MATTERS

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet-items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Corporation and its subsidiaries met all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the OCC categorized the Corporation and its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the institutions' category. Actual capital amounts and ratios are also presented in the table.

                                                                                               Minimum To Be Well
                                                                                               Capitalized Under
                                                                           Minimum Capital     Prompt Corrective
(In thousands of dollars)                                Actual              Requirement       Action Provisions
                                                   Amount      Ratio     Amount       Ratio    Amount      Ratio
As of December 31, 1998:
 Total capital (to risk weighted assets):
   Consolidated                                   $64,409      15.56%   $33,118       8.00%   $41,398      10.00%
   First National Bank                             51,112      14.28%    28,633       8.00%    35,792      10.00%
   National Bank of York County                     4,468      10.93%     3,269       8.00%     4,086      10.00%
   Florence County National Bank                    4,268      24.33%     1,403       8.00%     1,754      10.00%
 Tier I Capital (to risk weighted assets):
   Consolidated                                   $59,223      14.31%   $16,559       4.00%   $24,839       6.00%
   First National Bank                             46,625      13.03%    14,317       4.00%    21,475       6.00%
   National Bank of York County                     4,019       9.84%     1,634       4.00%     2,452       6.00%
   Florence County National Bank                    4,180      23.83%       702       4.00%     1,052       6.00%
 Tier I Capital (to average assets):
   Consolidated                                   $59,223       9.08%   $26,079       4.00%   $32,598       5.00%
   First National Bank                             46,625       8.41%    22,172       4.00%    27,715       5.00%
   National Bank of York County                     4,019       6.63%     2,426       4.00%     3,032       5.00%
   Florence County National Bank                    4,180      15.29%     1,094       4.00%     1,367       5.00%

As of December 31, 1997:
 Total capital (to risk weighted assets):
   Consolidated                                   $55,713      14.72%   $30,279       8.00%   $37,849      10.00%
   First National Bank                             46,707      14.26%    26,207       8.00%    32,758      10.00%
   National Bank of York County                     4,192      14.77%     1,911       8.00%     2,388      10.00%
  Tier I Capital (to risk weighted assets):
   Consolidated                                   $50,972      13.47%   $15,136       4.00%   $22,705       6.00%
   First National Bank                             42,598      13.00%    13,103       4.00%    19,655       6.00%
   National Bank of York County                     3,917      13.80%     1,135       4.00%     1,703       6.00%
  Tier I Capital (to average assets)
   Consolidated                                   $50,972       9.16%   $22,259       4.00%   $27,823       5.00%
   First National Bank                             42,598       8.39%    20,309       4.00%    25,386       5.00%
   National Bank of York County                     3,917       9.66%     1,622       4.00%     2,027       5.00%

NOTE 25 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for First National Corporation (Parent Company only):

                                                                             December 31,
(In thousands of dollars)                                                  1998       1997

Balance Sheets:
Assets:
  Cash                                                                    $ 1,365    $   456
  Investment securities                                                     3,767      3,417
  Investment in subsidiaries                                               56,827     49,722
  Premises and equipment                                                      102        116
  Other assets                                                                240        189

     Total assets                                                         $62,301    $53,900

Shareholders' equity                                                      $62,301    $53,900

     Total liabilities and shareholders' equity                           $62,301    $53,900

                                                                   Year Ended December 31,
                                                                 1998       1997       1996
(In thousands of dollars)
Statements of Income:
Income:
   Dividends from subsidiaries                                 $ 4,518    $ 2,054     $4,499
   Interest and dividends                                          113        177         51
   Other income                                                     26         --         10
     Total income                                                4,657      2,231      4,560
Expenses:
   Interest expense                                                 19         --         20
   Other general expense                                           249        398        144
     Total expenses                                                268        398        164
Income before income taxes and equity in
   undistributed earnings of subsidiaries                        4,407      1,833      4,396
Applicable income tax benefit                                       42         86         41
Equity in undistributed earnings of
   subsidiaries                                                  3,056      4,547      1,091

     Net income                                                $ 7,505    $ 6,466     $5,528

Statements of Changes in Shareholders' Equity:

(In thousands of dollars, except                                                                        Accumulated
  per share data)                                                                                          Other
                                                        Common Stock           Retained  Comprehensive
                                                    Shares         Amount      Surplus      Earnings    Income (Loss)      Total

BALANCE, DECEMBER 31, 1995                         2,244,339      $11,222      $16,260       $12,241        $   54        $39,777

Comprehensive income:
  Net income                                              --           --           --         5,528            --          5,528
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  reclassification adjustment and tax effects             --           --           --            --          (104)          (104)
    Total comprehensive income                                                                                              5,424
Cash dividends declared at $.74 per share                 --           --           --        (1,721)           --         (1,721)
Common stock dividend of 10%, date of
  record, October 31, 1996                           120,891          604        2,654        (3,258)           --             --
Common stock issued                                  184,794          924        3,942            --            --          4,866

                                                                                                                               52

BALANCE, DECEMBER 31, 1996                         2,550,024       12,750       22,856        12,790           (50)        48,346

Comprehensive income:
  Net income                                              --           --           --         6,466            --          6,466
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  reclassification adjustment and tax effects             --           --           --            --           526            526
    Total comprehensive income                                                                                              6,992
Cash dividends declared at $.40 per share                 --           --           --        (2,059)           --         (2,059)
Two-for-one common stock split, date of
  record, May 19, 1997                             2,556,427           --           --            --            --             --
Common stock issued                                   81,646          220          401            --            --            621

BALANCE, DECEMBER 31, 1997                         5,188,097       12,970       23,257        17,197           476         53,900

Comprehensive income:
  Net income                                              --           --           --         7,505            --          7,505
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  reclassification adjustment and tax effects             --           --           --            --           798            798
    Total comprehensive income                                                                                              8,303
Cash dividends declared at $.48 per share                 --           --           --        (2,538)           --         (2,538)
Common stock issued                                  105,000          263        2,373            --            --          2,636
Common stock dividend of 10%, date of
  record, November 2, 1998                           528,678        1,321       14,605       (15,926)           --             --

BALANCE, DECEMBER 31, 1998                         5,821,775      $14,554      $40,235       $ 6,238        $1,274        $62,301

                                                           Year Ended December 31,
(In thousands of dollars)                             1998          1997          1996
Statements of Cash Flows:
  Cash flows from operating activities:
    Net income                                      $ 7,505       $ 6,466       $ 5,528
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                      17            11            10
      Discount accretion                               (161)         (153)           (4)
      Increase in other assets                          (61)         (106)           --
      Increase (decrease) in other liabilities           37            --            (1)
      Undistributed earnings of subsidiaries         (3,056)       (4,547)       (1,091)

        Net cash provided by operating
          activities                                  4,281         1,671         4,442

Cash flows from investing activities:
  Proceeds from sales of investment
    securities                                        6,537            --            --
  Proceeds from maturities of investment
    securities                                        2,328         9,000           320
  Purchases of investment securities                 (7,780)       (9,224)       (2,922)
  Purchases of premises and equipment                   (29)          (26)         (136)
  Proceeds from sale of premises and equipment           --            24            --
  Purchase of stock of subsidiaries                  (4,525)           --        (4,500)

        Net cash used by
          investing activities                       (3,469)         (226)       (7,238)

Cash flows from financing activities:
  Cash dividends paid                                (2,539)       (2,059)       (1,721)
  Common stock issuance                               2,636           607         4,655
  Stock options exercised                                --            14           211

        Net cash provided (used) by
          financing activities                           97        (1,438)        3,145

Net increase in cash and cash equivalents               909             7           349

Cash and cash equivalents at beginning
  of year                                               456           449           100

Cash and cash equivalents at end of year            $ 1,365       $   456       $   449


NOTE 26 - SUBSEQUENT EVENT:

         On March 4, 1999, the Corporation and FirstBancorporation, Inc. ("FirstBanc"), announced that a definitive merger agreement was approved by the board of directors of both companies. Under the terms of the agreement, 1.222 shares of First National Corporation common stock would be exchanged for each share of FirstBanc common stock. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to FirstBanc's shareholders. The transaction is subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions. The transaction may also be terminated by either party in certain circumstances.

Supplementary Data

Quarterly Results of Operations
(Dollars in thousands, except per share)                   1998 Quarters                                1997 Quarters
                                             Fourth      Third     Second     First       Fourth      Third     Second      First
Interest income                              $11,917    $11,864    $11,515   $10,824      $10,718    $10,645    $10,222    $9,559
Interest expense                               4,813      5,136      4,988     4,620        4,522      4,520      4,354     3,968

  Net interest income                          7,104      6,728      6,527     6,204        6,196      6,125      5,868     5,591

Provision for loan losses                        409        216        166       222          378        275        314       285
Noninterest income                             2,081      2,096      1,924     1,792        1,673      1,589      1,492     1,505
Noninterest expense                            6,469      5,655      5,431     4,994        5,342      4,963      4,651     4,498

  Income before income taxes                   2,307      2,953      2,854     2,780        2,149      2,476      2,395     2,313

Income taxes                                     676        945        901       867          636        770        753       708

  Net income                                 $ 1,631    $ 2,008    $ 1,953   $ 1,913      $ 1,513    $ 1,706    $ 1,642    $1,605

Basic earnings per share                     $  0.28    $  0.35    $  0.34   $  0.33      $  0.30    $  0.33    $  0.32    $ 0.31


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors
                             Terms Expiring in 1999


   Name, Age and Address     Position in FNC          Business Experience for the Past Five Years

   Robert R. Hill, Jr.
   Rock  Hill, SC (32)       Director                 Senior Executive Vice President of First National Bank since
                                                      November, 1998; President of the National Bank of York County
                                                      July, 1996 to November, 1998; organizer of the National Bank of
                                                      York County from October, 1995 to July, 1996; team leader for
                                                      NationsBank northern region of South Carolina from March, 1995 to
                                                      October, 1995; Vice President of Commercial Lending, Rock Hill
                                                      National Bank from October, 1990 to March, 1995.

   William W. Coleman, Jr.   Director                 President of Florence County National Bank since April, 1998;
   Florence, SC (49)                                  organizer of Florence County National Bank from September, 1997 to April, 1998; area executive of National Bank of South Carolina from 1992 to 1997.

   Ralph W. Norman           Director                 President, Warren Norman Co., Inc. - Real estate
   Rock Hill, SC (45)                                 brokerage firm; Chairman of the Board, the National Bank of York
                                                      County.

   C. Parker Dempsey         Director                 Secretary, Dempsey Wood Products, Inc. (since 1990)
   Orangeburg, SC (70)                                - Lumber Manufacturer; Executive Vice President, Stone Forest
                                                      Industries (prior to 1990) - Forestry services.

   Samuel A. Rodgers         Director                 Vice Chairman, Carolina Eastern, Inc. - agricultural products;
   Scranton, SC (67)                                  Chairman of the Board, Florence County National Bank.

   Anne H. Oswald            Director                 Partner, Oswald and White Realty - Real estate
   Walterboro, SC (51)                                brokerage agency.

   A. Dewall Waters          Director                 Partner, Main Waters Enterprises Partnership -
   Orangeburg, SC (54)                                Owner/Operator, McDonald's Restaurants.

                                      Terms Expiring in 2000

   Walter L. Tobin           Director                 Superintendent, Orangeburg School District Five
   Orangeburg, SC (57)

   Charles W. Clark          Director                 President, Santee Shores, Inc. - Real Estate
   Santee, SC (49)                                    Development and Management.

   C. John Hipp, III         President and Chief      1994 - present, President and Chief Executive Officer,
   Orangeburg, SC (47)       Executive Officer        First National Bank and First National Corporation; 1991 to 1994,
                                                      President, Rock Hill National Bank and Rock Hill National Bank
                                                      Corporation; 1990 to 1991, Executive Vice President, Rock Hill
                                                      National Bank.

   Dwight W. Frierson        Director                 Vice President and General Manager, Orangeburg
   Orangeburg, SC (42)                                Coca-Cola Bottling Company; Owner/Operator, TCBY Orangeburg;


                                                      Partner, TCBY, Lexington.

   Edward V. Mirmow, Jr.     Director                 Retired Attorney (since 1991).
   Orangeburg, SC (68)

   Larry D. Westbury         Vice Chairman of         Vice Chairman of the Board, First National Bank and
   Orangeburg, SC (66)       the Board                First National Corporation since 1998; Chairman of the
                                                      Board, First National Bank and First National Corporation from
                                                      1994 to 1998; Retired in 1994 as President and Chief Executive
                                                      Officer of First National Corporation and First National Bank.

                                           Terms Expiring in 2001

   E. Everett Gasque, Jr.    Director                 President, E. E. Gasque & Son, Inc. - Farming
   Elloree, SC (68)                                   Supplies and Products.

   John L. Gramling, Jr.     Director                 Farmer.
   Orangeburg, SC (67)

   Robert R. Horger          Chairman                 Chairman of the Board, First National Bank and
   Orangeburg, SC (48)       of the Board             First National Corporation since 1998;
                                                      Vice Chairman of the Board, First National Bank and First National
                                                      Corporation from 1994 to 1998; Attorney-Horger, Barnwell and Reid.

   Harry M. Mims, Jr.        Director                 President, J. F. Cleckley & Company - Site
   Orangeburg, SC (57)                                development and paving.

   Cathy Cox Yeadon          Director                 Human Resources Manager - Cox Wood Preserving
   Orangeburg, SC (49)                                Co., Inc - Wood Preserving and Processing

   James W. Roquemore        Director                 Executive Vice President, Patten Seed Company, Inc.,
   Orangeburg, SC (43)                                Lakeland, Georgia; General Manager of Super Sod/Carolina -
                                                      Production and marketing of turf, grass, sod and seed. Owner and operator of golf courses in Georgia.

   Johnny E. Ward            Director                 President, W & W Truck & Tractor Company, Inc. -
   Moncks Corner, SC (57)                             Logging and farming equipment, sales and service.

Executive Officers

C. John Hipp, III (Age 47). Mr. Hipp has served as President and Chief Executive Officer of the Company and First National Bank since April 1994. From 1991 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

Robert R. Horger (Age 48). Mr. Horger was named Chairman of the Company and First National Bank in January 1998 and served as Vice Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid.

L.D. Westbury (Age 66). Mr. Westbury has served as Vice Chairman of the Company and First National Bank since January 1998 and served as Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Westbury served as President of the Company and First National Bank from November 1986 to March 1994, as Executive Vice President of First National Bank from May 1986 until November 1986, and as Senior Vice President of First National Bank from April 1975 until May 1986.

W. Louis Griffith (Age 47). Mr. Griffith has served as Chief Financial Officer of the Company since October 1995, and as Senior Vice President and Chief Financial Officer of First National Bank since December 1994. He served as Vice President and Chief Financial Officer of First National Bank from August until December 1994, and as Vice President of First National

Bank from March 1986 until August 1994.

James C. Hunter, Jr. (Age 56). Mr. Hunter has served as Secretary and Treasurer of the Company since May 1986 and as Executive Vice President of First National Bank since April 1993. He served as Senior Vice President of First National Bank from May 1987 until April 1993 and Vice President of First National Bank from March 1976 until May 1987.

Robert R. Hill, Jr. (Age 32). Mr. Hill has served as Senior Executive Vice President of First National Bank since November 1998. He served as President and Chief Executive Officer of National Bank of York County from July 1996 to November 1998, organizer of the National Bank of York County from October 1995 to July 1996 and team leader for NationsBank northern region of South Carolina from March 1995 to October 1995.

Dane H. Murray (Age 49). Mr. Murray has served as Executive Vice President of First National Bank since August 1997. Mr. Murray served as Senior Vice President of First National Bank from May 1987 until August 1997.

Phil M. Smith (Age 46). Mr. Smith has served as Executive Vice President of First National Bank since February 1997. Mr. Smith served as Senior Vice President of First National Bank from April 1988 until February 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

         As required by Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers are required to report periodically their ownership of the Company's Common Stock and any changes in ownership to the Securities and Exchange Commission. Based on a review of Forms 3, 4 and 5 and written representations made to the Company, it appears that all such reports for these persons were filed in a timely fashion in 1998.


Item 11. Executive Compensation

         The following table summarizes for the years indicated current and long-term compensation and stock related compensation for the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer.


                           SUMMARY COMPENSATION TABLE



                                                                                    Long Term
                                              Annual                              Compensation
                                         Compensation (1)                            Awards

                                                                 Long-Term
   Name and                  Year       Salary      Bonus (2)     Restricted   Securities Underlying      All Other
   Principal Position                                            Stock Awards       Options (3)         Compensation (4)

   C. John Hipp, III         1998      $204,721      $68,875          --                 --                 $5,556
   President and Chief       1997       174,231       49,157          --                 --                  4,523
   Executive Officer         1996       157,772       30,704      11,977(5)          18,480                  4,172

   James C. Hunter, Jr       1998      $105,250      $42,031          --                 --                 $3,215
   Executive Vice            1997        93,534       24,229          --                 --                  2,578
   President                 1996        92,043       15,960          --             11,550                  2,467

   Robert R. Hill, Jr        1998      $105,077      $ 6,000          --                 --                 $3,245
   Senior Executive          1997        94,603        4,500          --                 --                  2,781
   Vice President            1996        85,213           --          --             11,550                    850

   Dane H. Murray            1998      $ 95,631      $31,164          --                 --                 $2,951
   Executive Vice            1997        81,236       25,459          --                 --                  2,292
   President                 1996        72,312       22,558          --             11,550                  2,063

   Phil M. Smith             1998      $ 93,000      $31,040          --                 --                 $2,947
   Executive Vice            1997        82,543       24,207          --                 --                  2,283
   President                 1996        70,897       21,458          --             11,550                  2,040

(1) Prerequisites and personal benefits did not exceed the lesser of $50,000 or 10% of total salary plus bonus.

(2) Figures shown represent actual cash bonuses paid during the year indicated. First National Bank maintains an incentive compensation plan known as the Employee Incentive Compensation Plan ("Plan"). Amounts payable under the Plan are based on the Company's performance in terms of its Return on Equity (ROE) for any calendar year. The First National Bank Compensation Committee sets performance goals for the Company at the beginning of any calendar year. The Board of Directors of the Company, however, has the discretion to change during any year the performance goals, payment amounts and other requirements of the Plan. The Plan creates an "incentive pool" determined by multiplying a certain percentage of First National Bank income over a stated percentage ROE for the calendar year in question. Amounts paid into the incentive pool are distributed to participating employees based on the individual employee's merit and salary level.

(3) Figures shown represent the number of shares of Company stock subject to options awarded to the named executive officer during the years indicated. Option grants have been adjusted to give effect to stock dividends and splits.

(4) Includes contributions by First National Bank through matching or discretionary contributions to its Employee Savings Plan allocated to the named executive officers' accounts, and term life insurance premiums paid by First National Bank for the benefit of the named executive officers as follows:

(5)      Value of restricted stock holdings at December 31, 1998 was $335,356.


                                        Employee Savings Plan     Life Insurance Premiums

   C. John Hipp, III          1998           $3,200                      $2,356
                              1997            3,200                       1,323
                              1996            3,000                       1,172

   James C. Hunter, Jr.       1998            2,031                       1,184
                              1997            1,870                         708
                              1996            1,789                         678

   Robert R. Hill, Jr.        1998           $2,150                       1,095
                              1997            1,806                         975
                              1996                0                         850

   Dane H. Murray             1998            1,868                       1,083
                              1997            1,647                         645
                              1996            1,497                         566

   Phil M. Smith              1998            1,877                       1,070
                              1997            1,650                         632
                              1996            1,479                         561

         The Employee Savings Plan is a "tax qualified" plan under Section 401(a) of the Internal Revenue Code and covers all First National Bank employees.

Employment Agreement

         In March, 1994, C. John Hipp, III, entered into an Employment Agreement with the Company providing for his employment as President and Chief Executive Officer of First National Bank. The term of the agreement began May 1, 1994, and ended April 30, 1997, with provision for Mr. Hipp's continued employment at will after April 30, 1997. The agreement provides for compensation for Mr. Hipp at the 1994 level or a greater rate set by the Board of Directors of the Company or by committee appointed by the Board of Directors, plus fringe benefits and reimbursement of expenses. Under the terms of the agreement, Mr. Hipp has also been granted options to purchase up to a total of 13,975 after adjustments for stock dividends and splits, shares of the Company's common stock under the terms and conditions of First National Corporation's Incentive Stock Option Plan of 1992. If Mr. Hipp's employment is terminated for any reason by either Mr. Hipp or by the Company after April 30, 1997 and prior to April 30, 2004, following a sale or merger, Mr. Hipp will be entitled to continued compensation at the rate then in effect for a period of three years or until April 30, 2004, whichever period is shorter. In the event of Mr. Hipp's termination after April 30, 1997 and prior to April 30, 2004 without cause or because of death or disability, Mr. Hipp (or his estate) will be entitled to be paid his then current salary for a period of one year from the date of such termination. Upon termination without cause, after a sale or merger, or after disability, however, Mr. Hipp is under an affirmative obligation for one year following termination to actively seek and accept comparable alternative employment, and any compensation received by him or earnable by him with reasonable diligence following such termination will be deducted from amounts owed to him by the Company under the agreement.

Restricted Stock Plan

         On January 25, 1996, the Board of Directors of the Company approved the issuance of restricted stock to C. John Hipp, III, President and Chief Executive Officer of the Company. On March 7, 1996, the Board of Directors fixed the number of restricted shares issuable at 11,977. The grant is conditioned upon continued employment of Mr. Hipp as Chief Executive Officer of the Company at each vesting date as follows: a) 25% of the shares vest free of restrictions in 1999; b) an additional 25% of the shares vest free of restrictions in 2001; and c) the remaining 50% of the shares vest free of restrictions in 2003. Termination of Mr. Hipp's employment as Chief Executive Officer for any reason (except death or change in control of the Company) prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as Mr. Hipp remains Chief Executive Officer of the Company, he will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of a change in control of First National Corporation or upon death of Mr. Hipp while serving as Chief Executive Officer.

AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table shows aggregated option exercises during 1998 and year end 1998 option values.

                          Shares               Number of Securities
                         Acquired             Underlying Unexercised     Value of Unexercised In
                            on      Value           Options (1)           the-Money Options (2)
   Executive Officer     Exercise  Realized  Exercisable/Unexercisable  Exercisable/Unexercisable
   C. John Hipp, III        --       --          23,215      9,240        $407,006      $150,704
   James C. Hunter, Jr      --       --           5,775      5,775          94,190        94,190
   Robert R. Hill, Jr       --       --           5,775      5,775          94,190        94,190
   Dane H. Murray           --       --           5,775      5,775          94,190        94,190
   Phil M. Smith            --       --           5,775      5,775          94,190        94,190

(1) Figures shown represent the total number of shares subject to unexercised options held by the indicated executive officers at year end 1998. The number of shares subject to options which were exercisable and unexercisable at year end 1998 are also shown. The number of options granted have been adjusted to reflect stock dividends and splits.

(2) Dollar amounts shown represent the value of stock options held by the indicated executive officers at year end 1998. Only those shares subject to options which are "in the money" are reported. Shares subject to an option are considered to be "in the money" if the fair market value at year-end 1998 of such shares of the Company's Common Stock exceeds the exercise or base price of such shares. At year end 1998, the Company's stock price exceeded the exercise price of all shares subject to option, thus all stock options were considered "in the money." For those options "in the money," value is computed based on the difference between the fair market value of the Company Common Stock at year end 1998 and the exercise or base price of the shares subject to underlying option. The value of shares subject to options exercisable and unexercisable at year end 1998 is also shown.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee for the year ended December 31, 1998, was composed of A. Dewall Waters, Chairman, C. Parker Dempsey, Harry M. Mims, Jr., Larry D. Westbury and C. John Hipp, III. Mr. Hipp is currently President and Chief

Executive Officer of the Company and First National Bank, and Mr. Westbury is currently Vice Chairman of the Board of the Company and is a former Chairman, President and Chief Executive Officer of the Company and First National Bank. Although Mr. Hipp specifically excluded himself from any Compensation Committee discussions concerning his own compensation, he did participate in discussions concerning the compensation of other executive officers.

DEFINED BENEFIT PENSION PLAN

         First National Bank maintains a noncontributory, defined benefit pension plan ("Pension Plan") covering its employees, including executive officers. The Pension Plan is a "tax qualified" plan under Section 401(a) of the Internal Revenue Code and must also comply with provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

         The pension table below shows estimated annual benefits payable upon retirement to persons in the specified remuneration and years of service categories as if retirement had occurred on December 31, 1998. The benefits shown are computed on a single life only annuity basis.

       ESTIMATED ANNUAL BENEFITS UNDER FIRST NATIONAL BANK'S PENSION PLAN
                                Years of Service

               FAC*                10                 20                 30                40

           $  30,000           $  2,700           $  5,400           $  8,100          $  9,450
              40,000              4,172              8,344             12,516            14,602
              50,000              5,722             11,444             17,166            20,027
              60,000              7,272             14,544             21,816            25,452
              70,000              8,822             17,644             26,466            30,877
              80,000             10,372             20,744             31,116            36,302
              90,000             11,922             23,844             35,766            41,727
             100,000             13,472             26,944             40,416            47,152
             110,000             15,022             30,044             45,066            52,577
             120,000             16,572             33,144             49,716            58,002

         *FAC: Final Average Compensation' computed as the average amount of a participant's compensation earned over the last 60 months prior to his or her retirement date or early termination of employment.

         Benefits. Upon a participant's retirement at his normal retirement date (age 65), a monthly retirement benefit will be paid in accordance with Pension Plan provisions. The amount of such monthly retirement benefit will equal 1/12 of the sum of (i) and (ii) as follows: (i) .90% of the Pension Plan participant's final average compensation multiplied by his years of credited service up to a maximum of 35 years; and (ii) .65% of the Pension Plan participant's final average compensation in excess of his covered compensation multiplied by his years of credited service up to a maximum of 35 years. For purposes of the above formula, a participant's final average compensation consists of the average amount of a participant's compensation earned over the last 60 months prior to early or normal retirement. In addition, a participant is credited with one year of credited service under the Pension Plan for each year in which 1,000 or more hours are worked. Benefits under the Pension Plan are not subject to deduction for Social Security or other offset amounts.

         Compensation Under the Pension Plan. For purposes of computing a participant's final average compensation, the Pension Plan uses the following definition of participant compensation: W-2 earnings, including bonuses, overtime and commissions, but excluding employer contributions to employee benefit plans, as limited by Internal Revenue Code Section 401 (a)(17).

         Information as to Executive Officer Participation. For purposes of executive officer participation in the Pension Plan, the executive officer compensation used for purposes of computing executive officer benefits under the Pension Plan is the same as that shown in the Summary Compensation Table. As of December 31, 1998 the named executive officers had accumulated the following years of credited service toward retirement: C. John Hipp, III, 5 years of credited service; James C. Hunter, Jr., 34 years credited service; Robert R. Hill, Jr., 3 years credited service; Dane H. Murray, 28 years of credited service; and Phil M. Smith, 25 years of credited service.

DIRECTOR COMPENSATION

         During 1998, First National Corporation Directors each received an annual retainer of $ 1,200, payable quarterly, plus a fee of $250 per month. In addition, members of the Executive Committee also received an annual retainer of $7,800, paid at the rate of $150 per week. Members of the Audit Committee were paid $100 per committee meeting attended. Directors who are also officers of First National Bank, National Bank of York County, or Florence County National Bank do not receive any such fees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth, as of March 12, 1999, the number and percentage of outstanding shares beneficially owned by (i) each director of the Company, (ii) each person named in the Summary Compensation Table, and (iii) all executive officers and directors of the Company as a group. No person is known by the Company to own more than 5% of the outstanding Common Stock.

Name                             Elected Director   Beneficially Owned      Ownership

E. Everett Gasque, Jr.                 1993             47,941(1)                *
John L. Gramling, Jr.                  1974+             6,573(2)                *
Robert R. Horger                       1991             31,601(3)                *
Harry M. Mims, Jr.                     1988             29,316                   *
Samuel A. Rodgers                      1998             11,036                   *
James W. Roquemore                     1994             15,601(4)                *
Johnny E. Ward                         1991             55,723(5)                *
Ralph W. Norman                        1996              5,785(6)                *
Walter L. Tobin                        1996                462(7)                *
Charles W. Clark                       1993             68,611                 1.2%
C. John Hipp, III                      1994             58,015(8)              1.0%
Dwight W. Frierson                     1996              5,217(9)                *
Edward V. Mirmow, Jr.                  1983+            94,707(10)             1.6%
Larry D. Westbury                      1986             22,694                   *
Cathy Cox Yeadon                       1997              7,500(11)               *
C. Parker Dempsey                      1983+             8,582                   *
William W. Coleman, Jr.                1998             12,452(12)               *
Anne H. Oswald                         1991                727                   *
Robert R. Hill, Jr.                    1996             17,716(13)               *
A. Dewall Waters                       1987             24,078(14)               *
James C. Hunter, Jr.                   N/A              28,922(15)               *
Dane H. Murray                         N/A              45,435(16)               *
Phil M. Smith                          N/A              29,955(17)               *
All directors and executive
officers as a Group (22 Persons)                       655,597(18)            11.3%

* Less than 1% of outstanding FNC Common Stock.
+ Includes service as a director of First National Bank prior to formation of the Company in 1985.

(1) Includes 2,736 shares owned by Mr. Gasque's spouse.
(2) Includes 748 shares owned by Mr. Gramling's spouse.
(3) Includes 7,741 shares held in an IRA; 693 shares held as custodian for Mr. Horger's daughter; and 3,300 shares owned by Mr. Horger's spouse.
(4) Includes 1,152 shares in an IRA; 2,891 shares owned by Mr. Roquemore's spouse in an IRA; and 5,027 shares held by

     Mr. Roquemore as custodian for his three children.
(5) Includes 19,623 shares held in an IRA; 231 shares held by Mr. Ward as custodian for his grandchild; 4,800 shares held by a partnership in which Mr. Ward is a partner; 2,956 shares owned by Mr. Ward's spouse; and 4,829 shares held in a retirement plan.
(6) Includes 1,509 shares held by Mr. Norman's spouse as custodian for their children.
(7)  Jointly owned with Mr. Tobin's spouse.
(8) Includes 4,506 shares in an IRA; 382 shares owned by Mr. Hipp's spouse in an IRA; 5,788 shares owned by a general partnership in which Mr. Hipp owns an interest; 23,215 shares subject to currently exercisable options; 13,158 shares of restricted stock which Mr. Hipp presently has the right to vote; and 6,690 shares owned by a general partnership in which Mr. Hipp owns an interest.
(9) Includes 3,306 shares jointly owned with Mr. Frierson's spouse; and 1,911 shares held as custodian for Mr. Frierson's children.
(10) Includes 2,310 shares owned by Mr. Mirmow's spouse.
(11) Includes 2,015 shares owned by Mrs. Yeadon's spouse.
(12) Includes 110 shares owned jointly with Mr. Coleman's spouse; 2,541 shares held in an IRA;and 6,686 shares owned by a general partnership in which Mr. Coleman owns an interest.
(13) Includes 1,005 shares held in an IRA; 5,775 shares subject to currently exercisable options; and 6,686 shares owned by a general partnership in which Mr. Hill owns an interest.
(14) Includes 11,391 shares held in an IRA.
(15) Includes 1,846 shares owned jointly with Mr. Hunter's spouse; 401 shares owned by Mr. Hunter's spouse; 4,330 shares in an IRA; 5,775 shares subject to currently exercisable options; 5,788 shares owned by a general partnership in which Mr. Hunter owns an interest; and 3,343 shares owned by a general partnership in which Mr. Hunter owns an interest.
(16) Includes 5,794 shares in an IRA; 1,910 shares owned by Mr. Murray's spouse in an IRA; 670 shares held by Mr. Murray's wife as custodian for a child; 5,775 shares subject to currently exercisable options; 5,788 shares owned by a general partnership in which Mr. Murray owns an interest; and 3,343 shares owned by a general partnership in which Mr. Murray owns an interest.
(17) Includes 14,241 shares owned jointly with Mr. Smith's spouse; 808 shares in a 401-K; 5,775 shares subject to currently exercisable options; 5,788 shares owned by a general partnership in which Mr. Smith owns an interest; and 3,343 shares owned by a general partnership in which Mr. Smith owns an interest.
(18) Includes 8,085 shares subject to currently exercisable options.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         First National Bank, National Bank of York County, and Florence County National Bank have loan and deposit relationships with some of the directors of the Company and Banks and with companies with which the directors are associated as well as with members of the immediate families of the directors ("Affiliated Persons"). (The term "members of the immediate families" for purposes of this paragraph includes each person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law.) Loans to Affiliated Persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, at the time they were made, involve more than the normal risk of collectibility or present other unfavorable features.

         Director Robert R. Horger is a partner in the law firm of Horger, Barnwell & Reid, which First National Bank has retained as general counsel during the past five years. First National Bank proposes to retain the firm during the current fiscal year.

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

                   27      Financial Data Schedule. (for SEC use only)

*  Denotes a management compensatory plan or arrangement.

(b) No reports were filed on Form 8-K during the fourth quarter of 1998.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orangeburg and State of South Carolina, on the 18 day of March, 1999.

First National Corporation

                                    By  /s/ C. John Hipp, III
                                        ----------------------------------------
                                        C. John Hipp, III
                                        President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 18, 1999.

                                    /s/ C. John Hipp, III
                                    --------------------------------------------
                                    C. John Hipp, III
                                    President and Chief Executive Officer


                                    /s/ W. Louis Griffith
                                    --------------------------------------------
                                    W. Louis Griffith
                                    Chief Financial Officer


                                    /s/ Charles W. Clark
                                    --------------------------------------------
                                    Charles W. Clark
                                    Director


                                    /s/ C. Parker Dempsey
                                    --------------------------------------------
                                    C. Parker Dempsey
                                    Director


                                    /s/ Dwight W. Frierson
                                    --------------------------------------------
                                    Dwight W. Frierson
                                    Director


                                    /s/ E. Everett Gasque, Jr.
                                    --------------------------------------------
                                    E. Everett Gasque, Jr.
                                    Director


                                    /s/ John L. Gramling, Jr.
                                    --------------------------------------------
                                    John L. Gramling, Jr.
                                    Director


                                    /s/ Robert R. Hill, Jr.
                                    --------------------------------------------
                                    Robert R. Hill, Jr.
                                    Director


                                    /s/ Robert R. Horger
                                    --------------------------------------------
                                    Robert R. Horger
                                    Director


                                    --------------------------------------------
                                    Samuel A. Rodgers
                                    Director


                                    --------------------------------------------
                                    William W. Coleman, Jr.
                                    Director

                                    /s/ Harry M. Mims, Jr.
                                    --------------------------------------------
                                    Harry M. Mims, Jr.
                                    Director


                                    /s/ E.V. Mirmow, Jr.
                                    --------------------------------------------
                                    E.V. Mirmow, Jr.
                                    Director


                                    --------------------------------------------
                                    Ralph W. Norman
                                    Director


                                    /s/ Anne H. Oswald
                                    --------------------------------------------
                                    Anne H. Oswald
                                    Director


                                    /s/ James W. Roquemore
                                    --------------------------------------------
                                    James W. Roquemore
                                    Director


                                    /s/ Walter L. Tobin
                                    --------------------------------------------
                                    Walter L. Tobin
                                    Director


                                    /s/ Johnny E. Ward
                                    --------------------------------------------
                                    Johnny E. Ward
                                    Director


                                    /s/ A. Dewall Waters
                                    --------------------------------------------
                                    A. Dewall Waters
                                    Director


                                    /s/ L.D. Westbury
                                    --------------------------------------------
                                    L. D. Westbury
                                    Director


                                    /s/ Cathy Cox Yeadon
                                    --------------------------------------------
                                    Cathy Cox Yeadon
                                    Director

                                  EXHIBIT INDEX

       Exhibit No.       Description of Exhibit

           23            Consent of J. W. Hunt and Company, LLP.

           27            Financial Data Schedule. (for SEC use only)