Form 10-Q
period 1999-03-31
FIRST NATIONAL CORP /SC/
filed 1999-05-14
CIK 764038

FIRST NATIONAL CORPORATION
                      Financial Statements

                          (Form 10-Q)

                         March 31, 1999

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

                                 YES X  NO

  Indicate the number of shares outstanding of each of issuer's class of securities.

                      CLASS                  OUTSTANDING as of March 31, 1999
       Common Stock, $2.50 par value                 5,835,750

                          FIRST NATIONAL CORPORATION

                                     INDEX

  Part I:   Financial Information

            Item 1 - Financial Statements

                 Consolidated Balance Sheet -
                 March 31, 1999 and December 31, 1998

                 Consolidated Statements of Changes
                 in Shareholders' Equity -
                 Three Months Ended
                 March 31, 1999 and 1998

                 Consolidated Statement of Income -
                 Three Months Ended
                 March 31, 1999 and 1998

                 Consolidated Statement of Cash Flows -
                 Three Months Ended
                 March 31, 1999 and 1998

                 Notes to Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations

  Part II:  Other Information

            Item 1 - Legal Proceedings

            Item 6 - Exhibits and Reports on Form 8-K

                 (a) Exhibit 2.1 - Merger Agreement between First National
                     Corporation and FirstBancorporation, Inc.

                 (b) Exhibit 27 - Financial Data Schedule

                 (c) Reports on Form 8-K: None

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements

                          FIRST NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


ASSETS                                              3-31-99        12-31-98
                                                     (Dollars in thousands)

Cash and due from banks                            $ 27,132         $ 24,254

Federal funds sold                                    1,600                0

Investment securities - Note 2

  Securities held-to-maturity (fair value of
    $47,042 in 1999 and $47,456 in 1998)             46,392           46,380

  Securities available-for-sale, at fair value      173,271          150,791

    Total Investment securities                     219,663          197,171

Loans - Note 3                                      433,473          411,035

  Less:  Unearned income                             (2,913)          (3,074)

         Allowance for loan losses - Note 4          (6,237)          (6,075)

         Loans, net                                 424,323          401,886

Premises and equipment                               11,114           10,460

Intangible assets                                     1,982            2,090

Other real estate - Note 6                              269              144

Other assets                                          7,187            6,678

     TOTAL ASSETS                                  $693,270         $642,683

Consolidated Balance Sheets - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY
                                                    3-31-99        12-31-98
                                                     (Dollars in thousands)
LIABILITIES:

Deposits in domestic offices:

  Noninterest-bearing                              $ 81,722         $ 79,325

  Interest-bearing - Note 7                         457,730          444,813

      Total deposits                                539,452          524,138

Federal funds purchased & securities
  sold under agreement to repurchase                 67,006           52,150

Long-term debt                                       20,000                0

Other liabilities                                     4,047            4,094

      TOTAL LIABILITIES                             630,505          580,382

Commitments & contingent liabilities - Note 8

STOCKHOLDERS' EQUITY:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    5,835,750 shares in 1999, and 5,821,775
    shares in 1998                                   14,589           14,554

  Additional paid-in capital                         40,305           40,235

  Retained earnings                                   7,603            6,238

  Unrealized gain (loss) on securities available-
    for-sale, net of applicable deferred income
    taxes                                               268            1,274

      TOTAL STOCKHOLDERS' EQUITY                     62,765           62,301

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $693,270         $642,683

                  FIRST NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands of dollars, except per share data)

                                                                        Accumulated
                                                                           Other
                                 Common Stock                Retained   Comprehensive
                                Shares   Amount   Surplus    Earnings   Income(Loss)    Total

Balance, December 31, 1997    5,188,097 $ 12,970 $ 23,257    $ 17,197   $      476     $ 53,900

Comprehensive income:

  Net income                          -        -        -       1,913            -        1,913

  Change in net unrealized
    gain (loss) on securities
    available-for-sale, net of
    reclassification adjustment
    and tax effects                   -        -        -           -          (11)         (11)

      Total comprehensive income      -        -        -           -             -       1,902

Cash dividends                        -        -        -        (570)            -        (570)


Balance, March 31, 1998       5,188,097   12,970   23,257      18,540          465       55,232


Balance, December 31, 1998    5,821,775   14,554   40,235       6,238        1,274       62,301

Comprehensive income:

  Net income                          -        -        -       2,123            -        2,123

  Change in net unrealized
    gain (loss) on securities
    avaiable-for-sale, net of
    reclassification adjustment
    and tax effects                   -        -        -           -       (1,006)      (1,006)

      Total comprehensive income                                                          1,117

  Cash dividends                      -        -        -        (758)           -         (758)

  Common stock issued            13,975       35       70           -            -          105

  Balance, March 31, 1999     5,835,750 $ 14,589 $ 40,305    $  7,603   $      268     $ 62,765

                          FIRST NATIONAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                     3 Months Ended
                                                   03-31-99     03-31-98
                                                  (Dollars in thousands,
                                                  except per share data)
Interest income:
  Interest & fees on loans                       $9,213        $8,123
  Interest & dividends on investment sec.:
    Taxable income                                2,449         2,066
    Non-taxable income                              445           408
  Dividends on stock                                 12             7
  Interest on federal funds sold                    122           220
      Total interest income                      12,241        10,824

Interest expense:
  Interest on deposits                            3,998         3,988
  Interest on federal funds purchased &
    securities sold under agreements to
    repurchase                                      689           632
  Interest on other borrowings                      167             0
      Total interest Expense                      4,854         4,620

      Net Interest Income                         7,387         6,204
Provision for loan losses - Note 4                  293           222
      Net interest income after provision
        for loan losses                           7,094         5,982

Noninterest income:
  Service charges on deposit accounts             1,225         1,116
  Other service charges commissions, fees           793           647
  Investment securities, gains (losses)             202            18
  Other operating income                             26            11
      Total noninterest income                    2,246         1,792

Noninterest expense:
  Salaries & employee benefits                    3,729         2,837
  Occupancy expense of bank premises-net            324           251
  Furniture & equipment expense - net               623           388
  Amortization expense-Intangible assets            110           152
  Other expense                                   1,436         1,366
      Total noninterest expense                   6,222         4,994

Income before income taxes                        3,118         2,780
Applicable income taxes                             995           867
      Net income                                 $2,123        $1,913

Net income per common share - Basic               $0.36         $0.33
Net income per common share - Diluted             $0.36         $0.33
Cash dividends per common share                   $0.13         $0.11

                         FIRST NATIONAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                          3 Months Ended     3 Months Ended
                                              03-31-99          03-31-98
                                                (Dollars in thousands)

Cash flows from operating activities:
  Net income                               $          2,123 $           1,913
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              355              405
    Provision for loan losses                  293              222
   (Gain) loss on sale of securities-AFS      (202)
    Increase (decrease) in reserve
      for income taxes - current               782              848
   (Gain) loss on sale of premises
      and equipment                              0               (2)
   (Increase) decrease in interest
      receivables                              297               88
    Increase (decrease) in accumulated
      premium amortization and discount
      accretion - net                          141             (170)
    Increase (decrease) in interest
      payable                                  (68)             140
   (Increase) decrease in miscellaneous
      assets                                  (114)            (936)
   (Increase) decrease in prepaid
      assets                                  (447)            (159)
    Increase (decrease) in other
      liabilities                             (543)            (379)
        Total adjustments                               494                57
          Net cash provided by operating
            activities                                2,617             1,970

Consolidated Statements of Cash Flows - Continued.......

                                          3 Months Ended     3 Months Ended
                                             03-31-99          03-31-98
                                               ( Dollars in thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity              2,256            8,072
  Purchase of investment securities
    held-to-maturity                        (2,408)          (3,894)
  Proceeds from sale of securities-AFS         309
  Proceeds from maturities of investment
    securities available-for-sale           28,974           18,485
  Purchase of investment securities
    available-for-sale                     (53,159)         (39,886)
  Net (increase) decrease in customer
    loans                                  (22,790)           1,115
  Additions to premises and equipment                            76
  Proceeds from sale of premises and
    equipment                                 (899)               2
  Recoveries from loans previously charged
    off                                         60               64
  (Increase) decrease in funds sold         (1,600)         (22,200)
     Net cash used in investing
       activities                                   (49,257)          (38,166)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                 15,315           35,352
  Common stock issuance                        105                0
  Proceeds from issuance of short term
    debt                                    20,000
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                 14,856           (4,890)
  Proceeds from issuance of other
    borrowings                                                2,500
  Dividends paid                              (758)            (571)
    Net cash provided by financing
      activities                                     49,518            32,391

Net increase (decrease) in cash and cash
  equivalents                                         2,878            (3,805)

Cash and cash equivalents at beginning of
  year                                              $24,254           $30,802

Cash and cash equivalents at end of period          $27,132           $26,997

                         FIRST NATIONAL CORPORATION



Note 1 - Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. All dollar amounts are stated in thousands, except per share data.

Note 2 - Investment Securities:

    The following is the amortized cost and fair value of investment securities held-to-maturity at March 31, 1999 and December 31, 1998:

                              03-31-99                        12-31-98
                             Gross  Gross                    Gross  Gross
                       Amort Unreal Unreal  Fair      Amort  Unreal Unreal  Fair
                       Cost  Gains  Losses  Value     Cost   Gains  Losses  Value

  U S Treasury
    securities        3,209     18      0    3,227    3,213     31       0    3,244

  Obligations of
    U S government
    agencies & corps  4,873     46     (4)   4,915    5,029      72      0    5,101

  Obligations of state
    and political
    subdivisions     38,310    701   (111)  38,900   38,138   1,018    (45)  39,111

      Total          46,392    765   (115)  47,042   46,380   1,121    (45)  47,456

Note 2 - Continued...

        The following is the amortized cost and fair value of securities available-for-sale at March 31, 1999 and December 31, 1998:

                                 03-31-99                     12-31-98
                               Gross  Gross                 Gross  Gross
                        Amort Unreal Unreal Fair     Amort Unreal Unreal Fair
                         Cost  Gains  Losses Value    Cost  Gains  Losses Value
   U S Treasury
     securities        49,699     512    (4)   50,207   45,830  1,023    0    46,853

   Obligations of
     U S government
     agencies & corps 120,206     505  (617)  120,094  100,285  1,078  (78)  101,285

   Other securities     2,970       0     0     2,970    2,653      0    0     2,653

     Total            172,875   1,017  (621)  173,271  148,768  2,101  (78)  150,791

       Investment securities with an aggregate amortized cost of $79,328 on March 31, 1999 and $105,347 on December 31, 1999, were pledged to secure public deposits and for other purposes as required and permitted by law.

Note 3 - Loans:

     The following is a summary of loans at:     3-31-99   12-31-98

     Commercial, financial & agricultural         81,174     78,077
     Real Estate - construction                   11,912     10,456
     Real estate - mortgage                      262,156    243,743
     Consumer, net of unearned income             75,318     75,685
       Total loans                               430,560    407,961

    As of March 31, 1999 and December 31, 1998 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $6,974 and $8,992 respectively. The following is an analysis of the activity with respect to loans to related parties for the three months ended March 31, 1999.

         Balance, beginning of period       8,992
         Add:
           New loans                          826
         Deduct:
           Payments                         2,849
         Other changes                          5
         Balance, end of period             6,974

Note 4 - Allowance for Loan Losses:
                                                      Amount
                                                03-31-99   12-31-98

    Balance, beginning of period (year)          6,075       5,518
      Add:
        Recoveries                                  60         260
        Provisions for loan losses charged
          to income                                293       1,013
            Total                                6,428       6,791
      Deduct:
        Loans charged off                          191         716
    Balance, end of period (year)                6,237       6,075

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

Note 7 - Interest Bearing Deposits:

    Certificates of deposit in excess of $100,000 totaled $67,805 and $67,765 at March 31, 1999 and December 31, 1998 respectively.

Note 8 - Commitments and Contingent Liabilities:

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 1999, commitments to extend credit and standby letters of credit aggregated $106,662. The Company does not anticipate any material losses as a result of these transactions.

Note 9 - Earnings Per Share:

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

    In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                          3 Months       3 Months
                                           Ended           Ended
    Net income per share - basic:         03/31/99       03/31/98

      Net income                          $ 2,123        $ 1,913

      Income available
        to common shareholders            $ 2,123        $ 1,913

         Average common shares
          outstanding-basic             5,824,881      5,716,775

          Net income per share-basic      $   .36        $   .33

Note 9 - Continued...

    Net income per share-diluted:

      Income available to common
        shareholders                      $ 2,123        $ 1,913

      Average common shares
        outstanding-basic               5,824,881      5,716,775

       Incremental shares from
        assumed conversion of stock
        options                            55,255         45,439

          Average common shares
           outstanding-diluted          5,880,136      5,762,214

          Net income per share-
           diluted                          $ .36          $ .33

    Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 10 - Comprehensive Income:

    The following is the related tax effects allocated to other comprehensive income at March 31, 1999:

                                   Before Tax     Tax (Expense)    Net of
     In thousands of dollars)         Amount          Benefit     Tax Amount

    Unrealized gain (loss) on
      securities available-for-sale  $  396          $  (128)       $268

    The following is the other comprehensive income balance at March 31, 1999:

                                  Beginning      Current Period    Ending
                                    Balance           Change        Balance

    Accumulated other comprehensive
     income-Unrealized gain (loss)
     on securities available-for-
     sale                            $1,274          $(1,006)       $268

                         FIRST NATIONAL CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    First National Corporation (the "Company" or "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of First National Bank, a national bank which opened for business in 1932, 100% of National Bank of York County, a national bank which opened for business in 1996, 100% of Florence County National Bank, a national bank which opened for business in 1998, and 80% of NewSouth Financial Services Corporation, an upscale finance company which opened for business in 1998. The Company engages in no significant operations other than the ownership of its subsidiaries.

    On March 4, 1999, the Corporation and FirstBancorporation, Inc.("FirstBanc") announced that a definitive merger agreement was approved by the board of directors of both companies. Under the terms of the agreement, 1.222 shares of First National Corporation common stock would be exchanged for each share of FirstBanc Common stock. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to FirstBanc's shareholders. The transaction is subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions. The transaction may also be terminated by either party in certain circumstances.

    On March 23, 1999, First Nation Bank, a subsidiary of First National Corporation, and Carolina First Bank, a subsidiary of Carolina First Corporation, announced the signing of a definitive agreement by which First National Bank will purchase three offices from Carolina First Bank. These offices have total deposits of approximately $45 million. The transaction is expected to be completed during the third quarter of 1999, pending regulatory and certain other conditions of closing.

    Some of the major services which the Company provided through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans.

Management's Discussion Continued...

    For the first quarter of 1999, First National Corporation (" The Corporation ") had consolidated net income of $2,123,000, an increase of 11.0 percent over the $1,913,000 earned in the first quarter of 1998. Basic earnings per share amounted to $0.36 for the three months ended March 31, 1999, a 9.1 percent increase over the $0.33 per share earned in the first quarter of 1998.

NET INTEREST INCOME

    For the first three months of 1999, net interest income was $7,387,000 compared to $6,204,000 for the same period in 1998. This is an increase of $1,183,000 or 19.1 percent. The increase resulted from a 21.5 percent increase in loans outstanding, net of unearned income, as well as a 19.9 percent increase in investment securities outstanding, when compared to the first three months of 1998.

    The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 1998, the year to date taxable equivalent yield on earning assets was 7.97 percent. During the same period in 1999, the yield decreased to 7.58 percent or a decrease of 39 basis points. The cost of the liabilities used to support these earning assets decreased 40 basis points from 4.18 percent in 1998 to 3.78 percent in 1999. Interest rates paid on interest-bearing liabilities decreased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

    First quarter net interest margin decreased from 4.47 percent in 1998 to
4.46 percent in 1999. The impact of interest-free funds for the same period decreased from .68 percent to .61 percent or a decrease of 7 basis points.

    The largest category of earning assets is loans. At the end of the first quarter 1999, loans outstanding, less unearned income, were $430,560,000 compared to $407,961,000 at December 31, 1998. This represents an increase of $22,599,000. For the three months ended March 31, 1999 interest and fees on loans was $9,213,000 compared to $8,123,000 for the comparable period in 1998, an increase of $1,090,000 or 13.4 percent.

    For the three months ended March 31, 1999, loans averaged $418,676,000 and yielded 8.38 percent on a taxable equivalent basis compared to $371,223,000 with a taxable equivalent yield of 8.71 percent or a decrease of 33 basis points for the year ended December 31, 1998.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

Management's Discussion Continued...

    At March 31, 1999, investment securities were $219,663,000 compared to $197,171,000 at December 31, 1998. This is an increase of $22,492,000 or
11.4 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

    For the three months ended March 31, 1999, investment income was $2,906,000 compared with $2,481,000 for the comparable period in 1998, a net increase of $425,000 or 17.1 percent. Management attributes this increase in income to higher volume and yields on investment securities.

    For the first quarter 1999, securities averaged $203,633,000 and yielded
6.00 percent on a taxable equivalent basis, compared to $194,661,000 with a yield of 6.13 percent for the year ended December 31, 1998, resulting in a 13 basis point decrease in yield.

    As of March 31, 1999 the Company had unrealized gains in the U S
Treasury and agency portfolio, denoted as held-to-maturity, of $64,000 and in the municipal portfolio of $701,000. Also at March 31, 1999, the Company had an unrealized loss of $4,000 in the U S Treasury and agency portfolio and an $111,000 unrealized loss in the municipal portfolio.

    At March 31, 1999, the Company showed a net unrealized gain of approximately $396,000 on the $173,271,000 of securities denoted as available-for-sale.

    For the three months ended March 31, 1999, the Company had a $202,000 realized gain due to the sale of investment securities.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

    During the first three months of 1999, interest-bearing liabilities averaged $203,122,000 and carried an average rate of 1.80 percent. This compares to an average level of $420,190,000 with an average rate of 4.14 percent at December 31, 1998 or an increase of 4 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three month period ended March 31, 1999 was $293,000 compared to $222,000 for the same period in 1998 which represents a 32.0 percent increase. The increase in the provision for loan losses was due primarily to the increase in loan growth. The allowance for loan losses was $6,237,000 or 1.45 percent of outstanding loans at March 31, 1999 compared to 1.49 percent of outstanding loans at year-end 1998.

Management's Discussion Continued...

    To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. At March 31, 1999, other real estate owned was $269,000 compared to $144,000 at December 31, 1998. This increase resulted from the foreclosure of several real estate properties.

    Management anticipates that the level of charge-offs for 1999 will be near the levels of 1998. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the first quarter of 1999 was $2,246,000 compared to $1,792,000 for the same period in 1998, representing an increase of $454,000 or 25.3 percent. During the first quarter of 1999, other service charges, commissions and fees increased $146,000 or 22.6 percent compared to the same period in 1998. This increase can be primarily attributed to the increase in debit card fees as well as fees collected on mutual fund sales.

    Noninterest expense for the first quarter of 1999 was $6,222,000 compared to $4,994,000, an increase of $1,228,000 or 24.6 percent. Salaries and employee benefits for the three month period ended March 31, 1999, increased $892,000 or 31.4 percent compared to the same period in 1998.
These increases can be largely attributed to the opening of Florence County National Bank on April 1, 1998, the opening of a First National Bank branch in Hilton Head in December, 1998, a branch of National Bank of York County in York on January 12, 1999 and the opening of an upscale finance company, NewSouth Financial Services Corporation, Inc in November, 1998. Occupancy expense along with furniture and equipment expense increased $146,000 or 22.6 percent for the three month period ended March 31, 1999 when compared to the same period in 1998. This increase can be primarily attributed to the increase in expenses relating to the expansion of our company in other locations during the past year.

NET INCOME

    Net income was up 11.0 percent for the first three months of 1999 when compared to the same period in 1998. The $1,183,000 or 19.1 percent increase in net interest income and the $1,228,000 or 25.6 percent increase in noninterest income for the first quarter ended March 31, 1999 were the primary factors in the growth in net income.

Management's Discussion Continued...

CAPITAL RESOURCES AND LIQUIDITY

    To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the first quarter 1999, stockholders' equity was $62,765,000 compared to $62,301,000 at December 31, 1998.

    The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995 Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at March 31, 1999 was 13.8 percent compared to 14.3 percent at December 31, 1998. The total capital ratio was 15.1 percent at March 31, 1999 compared to 15.56 percent at December 31, 1998.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At March 31, 1999, First National Corporation's leverage ratio was 9.0 percent, compared to 9.0 percent at December 31, 1998. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

Management's Discussion Continued...

YEAR 2000

    The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the company's activities and operations. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on company operations. However, the impact cannot be qualified at the time. The Company believes that its competitors face a similar risk.

    In August 1997, the Company established a corporate-wide project team to identify non-compliant software and complete the corrections required by the year 2000 issue. The Company intends to fix or replace non-compliant internal software with code or software that is year 2000 compliant. While a plan is in place, more work remains to be done. The Company's current target is to resolve compliant issues in important business information systems by June 30, 1999. Remediation and testing activities are underway on
the company's core business applications.   The Company is also focusing on
major customers and suppliers to assess their compliance. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

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

    Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

                       PART II - OTHER INFORMATION


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

    Not Applicable

Item 5.  Other Information

    Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:

    (a) Exhibit 2.1 - Merger agreement between First National Corporation and FirstBancorporation, Inc.

    (b) Exhibit 27 - Financial Data Schedule

    (c) Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST NATIONAL CORPORATION



Date: May 14, 1999                C. John Hipp, III
                                  President and Chief Executive Officer





Date: May 14, 1999                W. Louis Griffith
                                  Principal Accounting Officer and
                                  Chief Financial Officer

                               EXHIBIT INDEX


Exhibit No.        Description of Exhibit


  2.1 Merger Agreement between First National Corporation and FirstBancorporation, Inc.

  27               Financial Data Schedule