Form 10-K405/A
period 1998-12-31
FIRST NATIONAL CORP /SC/
filed 1999-06-29
CIK 764038

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

                     COMMISSION FILE NUMBER 001-12669

                        FIRST NATIONAL CORPORATION
-------------------------------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       SOUTH CAROLINA                                57-0799315
-------------------------------            ------------------------------
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                       950 JOHN C. CALHOUN DRIVE, S.E.
                      ORANGEBURG, SOUTH CAROLINA 29115
------------------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                             (803) 534-2175
           ----------------------------------------------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

COMMON STOCK - $2.50 PAR VALUE                 AMERICAN STOCK EXCHANGE

  SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:  NONE

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

The aggregate market value of the voting stock of the registrant held by non-affiliates at June 7, 1999 was $137,327,054 based on the closing sale price of $26.50 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of June 7, 1999 was 5,835,750.

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 for the purpose of filing the following exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 as set forth below:

The exhibit listed below and attached hereto is hereby added to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

	    Exhibit

     (99) First National Bank Employees' Savings Plan Annual Report on Form 11-K for the year ended December 31, 1998.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST NATIONAL CORPORATION

                         /s/ W. Louis Griffith
                         ----------------------------
                         W. Louis Griffith, Chief Financial Officer

Dated:  June 29, 1999