Form 10-Q
period 1999-06-30
FIRST NATIONAL CORP /SC/
filed 1999-08-16
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                              June 30, 1999

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1999            Commission File Number 0-13663

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


               CLASS                    OUTSTANDING as of June 30, 1999
    Common Stock, $2.50 par value                     5,835,750

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               June 30, 1999 and December 31, 1998

               Consolidated Statements of Changes
               In Shareholders' Equity -
               Six Months Ended
               June 30, 1999 and 1998

               Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1999 and 1998

               Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1999 and 1998

               Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

               (A) Exhibit 27 - Financial Data Schedule

               (B) Reports on Form 8-K: None

                      PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


ASSETS                                           6-30-99         12-31-98
                                              (In Thousands)  (In Thousands)

Cash and due from banks                         $ 32,032         $ 24,254

Federal funds sold                                     0                0

Investment securities - Note 2

  Securities held-to-maturity (fair value
    of $46,665 in 1999 and $47,456 in 1998)       46,938           46,380

  Securities available-for-sale, at fair
    value                                        166,101          150,791

      Total investment securities                213,039          197,171


  Loans - Note 3                                 448,337          411,035

  Less:  Unearned income                          (3,252)          (3,074)

         Allowance for loan losses-Note 4         (6,492)          (6,075)

         Loans, net                              438,593          401,886

Premises and equipment                            12,090           10,460

Intangible assets                                  1,935            2,090

Other real estate - Note 6                           913              144

Other assets                                       8,337            6,678

     TOTAL ASSETS                               $706,939         $642,683

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY              6-30-99         12-31-98
                                              (In Thousands)  (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest bearing                            $90,577          $79,325

  Interest-bearing - Note 7                      458,964          444,813

     TOTAL DEPOSITS                              549,541          524,138

Federal funds purchased & securities
 sold under agreement to repurchase               71,067           52,150

Long-Term debt                                    20,000                0

Other liabilities                                  4,068            4,094

     TOTAL LIABILITIES                           644,676          580,382

Commitments & Contingent liabilities - Note 8

Stockholders' equity:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    5,835,750 shares in 1999 and 5,821,775
    shares in 1998 - Note 9                       14,589           14,554

  Additional paid-in capital                      40,305           40,235

  Retained earnings                                8,947            6,238

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                         (1,578)           1,274

     TOTAL SHAREHOLDERS' EQUITY                   62,263           62,301

     TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $706,939         $642,683

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (In thousands of dollars, except per share data)

                                                                                       Accumulated
                                                                                 Other
                                      Common Stock                Retained   Comprehensive
                                     Shares   Amount    Surplus   Earnings   Income(Loss)     Total


BALANCE, DECEMBER 31, 1997          5,188,097 $ 12,970 $ 23,257   $ 17,197   $      476     $ 53,900

Comprehensive income:

  Net income                                -        -        -      3,866            -        3,866

  Change in net unrealized gain
   (loss) on securities available-
   for-sale, net of reclassification
   adjustment and tax effects               -        -        -          -           (51)        (51)

        Total Comprehensive income          -        -        -          -             -       3,815

Cash dividends                              -        -        -     (1,141)            -      (1,141)

Common stock issued                   105,000      263    2,412          -             -       2,675


BALANCE, JUNE 30, 1998              5,293,097 $ 13,233 $ 25,669   $ 19,922   $       425    $ 59,249


BALANCE, DECEMBER 31, 1998          5,821,775 $ 14,554 $ 40,235   $  6,238   $     1,274    $ 62,301

Comprehensive income:

  Net income                                -        -        -      4,225             -       4,225

  Change in net unrealized gain
   (loss) on securities available-
   for-sale, net of reclassification
   adjustment and tax effects               -        -        -          -        (2,852)     (2,852)

        Total comprehensive income          -        -        -          -             -       1,373

Cash dividends                              -        -        -     (1,516)            -      (1,516)

Common stock issued                    13,975       35       70          -             -         105

BALANCE, JUNE 30, 1999              5,835,750 $ 14,589 $ 40,305    $ 8,947   $    (1,578)    $62,263

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         3 Months Ended     6 Months Ended
                                        06-30-99 06-30-98  06-30-99 06-30-98
                                          (In Thousands)     (In Thousands)
Interest income:
  Interest and fees on loans             $9,659   $8,366   $18,872  $16,489
  Interest & dividends on investment sec.:
    Taxable income                        2,583    2,525     5,032    4,591
    Non-taxable income                      452      437       897      845
  Dividends on stock                         10       13        22       20
    Interest on federal funds sold           52      174       174      394
    Total Interest income                12,756   11,515    24,997   22,339

Interest expense:
  Interest on deposits                    4,067    4,357     8,065    8,345
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                              669      612     1,358    1,244
  Other interest expense                    251       19       418       19
        Total interest expense            4,987    4,988     9,841    9,608

Net Interest Income                       7,769    6,527    15,156   12,731
Provisions for loan losses - Note 4         345      166       638      388
  Net interest income after provisions
      for loan losses                     7,424    6,361    14,518   12,343

Noninterest income:
  Service charges on deposit accounts     1,270    1,188     2,495    2,304
  Other service charges commissions, fees   807      692     1,600    1,339
  Gains (losses) on investment securities    43       20       245       38
  Other operating income                     14       24        40       35
     Total noninterest income             2,134    1,924     4,380    3,716

Noninterest expense:
  Salaries & employee benefits            3,543    3,034     7,272    5,871
  Occupancy expense of bank premises -
    net                                     353      246       677      497
  Furniture & equipment expense - net       703      377     1,326      765
  Amortization expense-Intangible assets    112      208       222      360
  Other expense                           1,815    1,566     3,251    2,932
     Total noninterest expense            6,526    5,431    12,748   10,425

Income before income taxes                3,032    2,854     6,150    5,634
  Applicable income taxes                   930      901     1,925    1,768
     Net Income                          $2,102   $1,953    $4,225   $3,866

Net income per common share - Basic       $0.36    $0.34     $ .72    $0.67
Net income per common share - Diluted     $0.36    $0.34     $ .72    $0.67
Cash dividends per common share           $0.13    $0.11     $0.26    $0.22

                          FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                          6 Months Ended    6 Months Ended
                                             06-30-99          06-30-98
                                          (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                                 $        4,225   $        3,866
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization             726               896
      Provision for loan losses                 638               388
      Increase (decrease) in reserve
        for income taxes-current                283                42
      (Gain)loss on sale of premises
        and equipment                           (20)               (2)
      (Increase) decrease in interest
        receivables                             308              (224)
      Increase (decrease) in accumulated
        premium amortization and discount
        accretion - net                         152              (228)
      Increase (decrease) in interest
        payable                                  37               289
      (Increase) decrease in miscellaneous
        assets                               (2,257)             (596)
    (Increase) decrease in prepaid
        assets                                 (477)              (83)
      Increase (decrease) in other
        liabilities                             495             1,927
          Total adjustments                            (115)           2,409
          Net cash provided by operating
            activities                       $        4,110   $        6,275

Consolidated Statement of Cash Flows - Continued.......


                                           6 Months Ended    6 Months Ended
                                              06-30-99          06-30-98
                                           (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity             $ 4,733           $10,479
  Purchase of investment securities
    held-to-maturity                         (5,091)           (6,702)
  Proceeds from maturities of investment
    securities available-for-sale            48,766            47,901
  Purchase of investment securities
    available-for-sale                      (72,505)          (86,882)
  Net (increase) decrease in customer
    loans                                   (37,414)          (13,230)
  Additions to premises and equipment         2,149               415
  Proceeds from sale of premises and
    equipment                                    20                 2
  Recoveries from loans previously charged
    off                                          91               108
  (Increase) decrease in funds sold               0            (9,200)
          Net cash used in investing
            activities                              (59,251)         (57,109)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit                  25,412            49,017
  Sale of common stock                          105             2,674
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase                  18,917            (4,455)
  Proceeds from issuance of other
    borrowings                               20,000                 0
  Dividends paid                             (1,515)           (1,141)
    Net cash provided by financing
      activities                                     62,919           46,095

Net increase (decrease) in cash and
  cash equivalents                                    7,778           (4,739)

Cash and cash equivalents at beginning
  of year                                            24,254           30,802

Cash and cash equivalents at end of
  reporting period                           $       32,032   $       26,063

                           FIRST NATIONAL CORPORATION



NOTE 1 - Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.
  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. All dollar amounts are stated in thousands, except per share data.

NOTE 2 - Investment Securities:

  The following is the amortized cost and fair value of investment securities held-to-maturity at June 30, 1999 and December 31, 1998:

                                06-30-99                      12-31-98
                              Gross  Gross                   Gross  Gross
                        Amort Unreal Unreal Fair       Amort Unreal Unreal  Fair
                        Cost  Gains  Losses Value      Cost  Gains  Losses  Value

   U S Treasury
     securities         2,005    7     0     2,012     3,213      31     0    3,244

   Obligations of
     U S government
     agencies & corps   4,724   28   (37)    4,715     5,029      72     0    5,101

   Obligations of state
     and political
     subdivisions      40,209  225  (496)   39,938    38,138   1,018   (45)  39,111

        Total          46,938  260  (533)   46,665    46,380   1,121   (45)  47,456

NOTE 2 - Continued...

  The following is the amortized cost and fair value of securities available-for-sale at June 30, 1999 and December 31, 1998:

                                06-30-99                       12-31-98
                              Gross  Gross                   Gross  Gross
                        Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                        Cost  Gains  Losses Value      Cost  Gains  Losses Value

  U S Treasury
    securities        46,801   137   (257)   46,681    45,830  1,023     0   46,853

  Obligations of
    U S government
    agencies & corps 118,888   181 (2,619)  116,450   100,285  1,078   (78) 101,285

  Other securities     2,970     0      0     2,970     2,653      0     0    2,653

      Total          168,659   318 (2,876)  166,101   148,768  2,101   (78) 150,791

  Investment securities with an aggregate amortized cost of $129,407 on June 30, 1999, and 108,878 on December 31, 1998, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 3 - Loans:

  The following is a summary of loans at:         6-30-99       12-31-98

     Commercial, financial & agricultural          74,092        78,077
     Real Estate - construction                    10,950        10,456
     Real estate - mortgage                       283,291       243,743
     Consumer                                      76,752        75,685
       Total loans                                445,085       407,961

  As of June 30, 1999 and December 31, 1998 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $8,553 and $8,992 respectively. The following is an analysis of the activity with respect to loans to related parties for the six months ended June 30, 1999:

       Balance, beginning of period       8,992
       Add:
         New loans                        1,927
       Deduct:
         Payments                         2,367
       Other changes                          1
       Balance, end of period             8,553

NOTE 4 - Allowance for Loan Losses:
                                                     Amount
                                              06-30-99   12-31-98

  Balance, beginning of period (year)          6,075       5,518
    Add:
      Recoveries                                  91         260
      Provisions for loan losses charged
        to income                                638       1,013
          Total                                6,804       6,791
    Deduct:
      Loans charged off                          312         716
  Balance, end of period (year)                6,492       6,075

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

NOTE 7 - Interest Bearing Deposits:

  Certificates of deposit in excess of $100,000 totaled $66,804 and $67,765 at June 30, 1999 and December 31, 1998 respectively.

NOTE 8 - Commitments and Contingent Liabilities:

  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 1999, commitments to extend credit and standby letters of credit aggregated $110,599. The Company does not anticipate any material losses as a result of these transactions.

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

  In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                          3 Months Ended          6 Months Ended
                                        6/30/99   6/30/98       6/30/99   6/30/98

Numerator:
 Net income for the period        $     2,102 $     1,953   $     4,225 $       3,866

Denominator:
 Denominator for basic EPS:
  Weighted-average shares
  outstanding for the period        5,830,345   5,733,880      5,830,345    5,733,880

 Effect of dilutive securities:
  Incremental shares-stock
  option plans                         54,331      46,826         54,331       46,826

 Denominator for diluted EPS        5,884,676   5,780,706      5,884,676    5,780,706

Basic EPS                         $      0.36 $      0.34   $      0.72 $        0.67

Diluted EPS                       $      0.36 $      0.34   $      0.72 $        0.67

NOTE 9 - Continued...

  Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 10 - Comprehensive Income:

  The following is the related tax effects allocated to other comprehensive income at June 30, 1999:

                                    Before Tax     Tax (Expense)    Net of
    (In thousands of dollars)         Amount          Benefit     Tax Amount

  Unrealized gain (loss) on
      securities available-for-sale  $(2,558)        $   980       $ (1,578)

  The following is the other comprehensive income balance at June 30, 1999:

                                   Beginning      Current Period    Ending
                                    Balance           Change        Balance

  Accumulated other comprehensive
   income-Unrealized gain (loss)
   on securities available-for-
   sale                              $ 1,274         $(2,852)      $ (1,578)

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

  First National Corporation (the "Company" or "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of First National Bank, a national bank which opened for business in 1932, 100% of National Bank of York County, a national bank which opended for business in 1996, 100% of Florence County National Bank, a national bank which opened for business in 1998, and 80% of CreditSouth Financial Services Corporation, an upscale finance company which opened for business in 1998. The Company engages in no significant operations other than the ownership of its subsidiaries.

  On March 4, 1999, the Corporation and FirstBancorporation, Inc., ("FirstBanc") announced that a definitive merger agreement was approved by the board of directors of both companies. Under the terms of the agreement,
1.222 shares of First National Corporation common stock would be exchanged for each share of FirstBanc Common stock. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to FirstBanc's shareholders.
The transaction is subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions. The transaction may also be terminated by either party in certain circumstances.

  On March 23, 1999, First National Bank, a subsidiary of First National Corporation, and Carolina First Bank, a subsidiary of Carolina First Corporation, announced the signing of a definitive agreement by which First National Bank will purchase three offices from Carolina First Bank. These offices have total deposits of approximately $45 million. The transaction is expected to be completed during the third quarter of 1999, pending regulatory and certain other conditions of closing.

Management' Discussion Continued...

  Some of the major services which the Company provided through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer servicse, trust services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans.

  For the second quarter of 1999, First National Corporation ("the Corporation") had consolidated net income of $2,102,000, an increase of 7.6 percent over the $1,953,000 earned in the second quarter of 1998. Earnings per share amounted to $0.36 for the three months ended June 30, 1999, a 5.9 percent increase over the $0.34 per share earned in the second quarter of 1998. Net income for the first six months of 1999 was $4,225,000, an increase of 9.3 percent over the $3,866,000 earned for the same period in 1998. Earnings per share amounted to $0.72 for the six months ended June 30, 1999, a 7.5 percent increase over the $0.67 per share earned in the first six months of 1998.

NET INTEREST INCOME

     For the second quarter of 1999, net interest income was $7,769,000 compared to $6,527,000 for the same period in 1998. This is an increase of $1,242,000 or 19.0 percent. Net interest income for the first six months of 1999 was $15,156,000 compared to $12,731,000 for the same period in 1998. This represents an increase of $2,425,000 or 19.1 percent. This increase resulted from a 9.1 percent increase in loan outstandings, net of unearned income as well as a 8.1 percent increase in investment security outstandings, when compared to the first six months of 1998.

  The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first six months of 1998, the year to date taxable equivalent yield on earning assets was 7.83 percent. During the same period of 1999, the yield decreased to 7.52 percent, or a decrease of 31 basis points. The cost of the liabilities used to support these earning assets decreased 50 basis points from 4.16 percent in 1998 to 3,66 percent in 1999. Interest rates paid on interest-bearing liabilities decreased more rapidly than yields on earning assets due to the Company's negative asset/liability position.

Management's Discussion Continued...

  For the first six months net interest margins increased from 4.36 percent in 1998 to 4.44 percent in 1999. The impact of interest-free funds for the same period decreased from .69 percent to .58 percent or an decrease of 11 basis points.

     The largest category of earning assets is loans. At the end of the second quarter 1999, loans outstanding, less unearned income, were $445,085,000 compared to $407,961,000 at December 31, 1998. This represents an increase of $37,124,000 or 9.1 percent. For the second quarter ended June 30, 1999, interest and fees on loans were $9,659,000 compared to $8,366,000 for the comparable period in 1998, an increase of $1,293,000 or
15.5 percent. For the six months ended June 30, 1999, interest and fees on loans were $18,872,000 compared with $16,489,000 for the same period in 1998. This represents an increase of $2,383,000 or 14.5 percent.

     For the six months ended June 30, 1999, loans averaged $429,140,000 and yielded 8.30 percent on a taxable equivalent basis compared to $371,223,000 with a taxable equivalent yield of 8.71 percent or a decrease of 41 basis points for the year ended December 31, 1998.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

  At June 30, 1999, investment securities were $213,039,000 compared to $197,171,000 at December 31, 1998. This is an increase of $15,868,000 or
8.1 percent. This increase is the result of management's decision to utilize excess funds in the investment function in an attempt to increase yields and profitability.

  For the second quarter ended June 30, 1999, investment income was $3,045,000 compared with $2,975,000 for the comparable period in 1998, a net increase of $70,000 or 2.4 percent. For the six month period ended June 30, 1999, investment income was $5,951,000 compared with $5,456,000 for the same period in 1998, a net increase of $495,000 or 9.1 percent. Management attributes this increase in income to higher yields on investment securities.

  At the end of the second quarter 1999, securities averaged $209,035,000 and yielded 5.95 percent on a taxable equivalent basis, compared to $194,661,000 with a yield of 6.13 percent for the year ended December 31, 1998, resulting in a 18 basis point decrease in yield.

Management's Discussion Continued...

  As of June 30, 1999, the Company had unrealized gains in the U.S.
Treasury and agency portfolio denoted as held-to-maturity, of $35,000 and in the municipal portfolio $225,000. Also at June 30, 1999, the Company had an unrealized loss of $37,000 in the U. S. Treasury and agency portfolio and an $496,000 unrealized loss in the municipal portfolio.

     At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized loss at June 30, 1999 of approximately $2,558,000 on the $166,101,000 of securities denoted as available-for-sale.

  For the first six months ended June 30, 1999, the Company had a $245,000 realized gain due to called agency bonds and the sale of investment securities.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

     During the first six months of 1999, interest-bearing liabilities averaged $544,355,000 and carried an average rate of 3.66 percent. This compares to an average level of $420,190,000 with a rate of 4.14 percent at December 31, 1998 or a decrease of 48 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended June 30, 1999 was $345,000 compared to $166,000 for the same period in 1998 which represents a 107.8 percent increase. For the six month period ended June 30, 1999, the provision for loan loss was $638,000 compared to $388,000 for the same period in 1998 which represents a 64.0 percent increase. The increase in the provision for loan losses was due to an increasing loan demand. The allowance for loan losses was $6,492,000 or 1.46 percent of outstanding loans at June 30, 1999 compared to 1.49 percent of outstanding loans at year-end 1998.

     To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicated the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

Management's Discussion Continued...

  Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended June 30, 1999, other real estate owned was $913,000 compared to $144,000 at December 31, 1998. This increase resulted from the foreclosure of real estate properties.

  Management anticipates that the level of charge-offs for 1999 will be near the levels of 1998. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

  Noninterest income for the second quarter of 1999 was $2,134,000 compared to $1,924,000 for the same period in 1998, representing an increase of $210,000 or 10.9 percent. For the first six months of 1999 noninterest income was $4,380,000 compared to $3,716,000 for the same period in 1998, representing an increase of $664,000 or 17.9 percent. During the first six months of 1999, other service charges, commissions, and fees increased $261,000 or 19.5 percent compared to the same period in 1998. This increase can be primarily attributed to the increase in debit card fees, mortgage loan origination fees for secondary market loans, as well as fees collected on mutual fund sales.

  Noninterest expense for the second quarter of 1999 was $6,526,000 compared to $5,431,000 for the same period in 1998, representing an increase of $1,095,000 or 20.2 percent. For the six months ended June 30, 1999, noninterest expense was $12,748,000 compared to $10,425,000, an increase of $2,323,000 or 22.3 percent. Salaries and employee benefits for the second quarter ended June 30, 1999 increased $509,000 or 16.8 percent compared to the same period in 1998. For the first six months of 1999 salaries and employee benefits increased $1,401,000 or 23.9 percent compared to the same period in 1998. These increases can be largely attributed to the opening of the Florence County National Bank on April 1, 1998, a branch of National Bank of York County in York on January 12, 1999 and the opening of an upscale finance company, CreditSouth Financial Services Corporation Inc in November, 1998. Occupancy expense along with furniture and equipment expense increased $433,000 or 69.5 percent for the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999 occupancy together with furniture and equipment expense increased $741,000 or 59.7 percent compared to the same period in 1998. These increases can be largely attributed to an increase in both building and furniture and equipment depreciation expense, maintenance and repairs on buildings as well as an increase in equipment rental/lease expense. Rental/lease expense increases resulted from the investment in a new computer system for First National Corporation. Other expenses increased $249,000 or 15.9 percent for the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999, other expenses increased $319,000 or 10.9 percent compared to the same period in 1998. This increase in other expenses is distributed among the following expense categories:
advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

Management's Discussion Continued...

NET INCOME

     Net income was up 7.6 percent for the second quarter of 1999 when compared to the same period in 1998. For the six months ended June 30, 1999, net income was up 9.3 percent compared to the same period in 1998. The $2,425,000 or 19.1 percent increase in net interest income and the $664,000 or 17.9 percent increase in noninterest income for the six months ended June 30, 1999 as compared to the same period in 1998 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

     To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the second quarter, 1999, stockholder's equity was $62,263,000 compared to $62,301,000 at December 31, 1998.

    The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at June 30, 1999 was 13.75 percent compared to 14.3 percent at December 31, 1998. The total capital ratio was 15.0 percent at June 30, 1999 compared to
15.6 percent at December 31, 1998.

  In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At June 30, 1999, First National Corporation's leverage ratio was 8.1 percent, compared to 9.0 percent at December 31, 1998. First National Corporation's ratio exceeds the minimum standards by substantial margins.

Management's Discussion Continued...

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

YEAR 2000

  The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on company operations. However, the impact cannot be quantified at the time. The Company believes that its competitors face a similar risk.

       In August 1997, the Company established a corporate-wide project team to identify non-compliant software and complete the corrections required by the year 2000 issue. The Company intends to fix or replace non-compliant internal software with code or software that is year 2000 compliant. While a plan is in place, minor work remains to be done. The Company's current target is to resolve compliance issues in important business information systems by June 30, 1999. Remediation and testing activities are underway on the Company's core business applications. The Company is also focusing on major customers and suppliers to assess their compliance. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

Management's Discussion Continued...

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

                        PART II - OTHER INFORMATION


Item l.  Legal Proceedings:

    Neither First National Corporation nor its subsidiaries are a party to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

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


                                  FIRST NATIONAL CORPORATION




Date: August 16, 1999             C. JOHN HIPP, III
                                  PRESIDENT & CHIEF EXECUTIVE OFFICER





Date: August 16, 1999             W. LOUIS GRIFFITH
                                  PRINCIPAL ACCOUNTING OFFICER AND
                                  CHIEF FINANCIAL OFFICER

                               EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION OF EXHIBIT

  27                    Financial Data Schedule            Attached