Form 10-Q
period 1999-09-30
FIRST NATIONAL CORP /SC/
filed 1999-11-15
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                            September 30, 1999

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1999       Commission File Number 0-13663

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

                              YES "X"  NO

     Indicate the number of shares outstanding of each of issuer's class of securities.

               CLASS                    OUTSTANDING as of September 30, 1999
    Common Stock, $2.50 par value                     7,026,957

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               September 30, 1999 and December 31, 1998

               Consolidated Statements of Changes
               In Shareholders' Equity -
               Nine Months Ended
               September 30, 1999 and 1998

               Consolidated Statement of Income -
               Three and Nine Months Ended
               September 30, 1999 and 1998

               Consolidated Statement of Cash Flows -
               Nine Months Ended
               September 30, 1999 and 1998

               Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports of Form 8-K

               (A) Exhibit 27 - Financial Data Schedule

               (B) Reports on Form 8-K: None

                      PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                        FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


ASSETS                                              9-30-99         12-31-98
                                                 (In Thousands)  (In Thousands)

Cash and due from banks                             $32,029          $35,106

Federal funds sold                                    3,599                0

Investment securities - Note 2

  Securities held-to-maturity (fair value
    of $45,373 in 1999 and $47,456 in 1998)          45,972           46,381

  Securities available-for-sale, at fair
    value                                           160,030          159,857

      Total investment securities                   206,002          206,238


Loans - Notes 3, 5                                  577,832          496,218

  Less:  Unearned income                             (6,845)          (3,074)

         Allowance for loan losses-Note 4            (7,709)          (6,934)

         Loans, net                                 563,278          486,210

Premises and equipment                               15,773           12,392

Intangible assets                                     5,743            2,055

Other real estate - Note 6                              591              184

Other assets                                          9,899            8,214

       TOTAL ASSETS                                $836,914         $750,399

Consolidated Balance Sheet - Continued.......



LIABILITIES & STOCKHOLDERS' EQUITY                  9-30-99         12-31-98
                                                 (In Thousands)  (In Thousands)

Liabilities:

Deposits in domestic offices:

  Noninterest bearing                              $102,455         $124,985

  Interest-bearing - Note 7                         556,840          486,893

       TOTAL DEPOSITS                               659,295          611,878

Federal funds purchased & securities
 sold under agreement to repurchase                  63,167           52,150

Long-term debt                                       34,200            6,350

Other liabilities                                     4,891            5,595

       TOTAL LIABILITIES                            761,553          675,973

Commitments & Contingent liabilities - Note 8

Stockholders' equity:

  Common stock - $2.50 par value; authorized
    40,000,000 shares; issued and outstanding
    7,026,957 shares in 1999 and 6,899,679
    shares in 1998 - Note 9                          17,567           17,249

  Additional paid-in capital                         47,558           47,172

  Retained earnings                                  12,170            8,744

  Unrealized gain (loss) on securities
    available-for-sale, net of applicable
    deferred income taxes                            (1,934)           1,261

       TOTAL SHAREHOLDERS' EQUITY                    75,361           74,426

       TOTAL LIABILITIES & SHAREHOLDER'S EQUITY    $836,914         $750,399

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (In thousands of dollars, except per share data)

                                                                              Accumulated
                                                                                Other
                                      Common Stock                Retained   Comprehensive
                                     Shares   Amount   Surplus    Earnings   Income(Loss)    Total

BALANCE, DECEMBER 31, 1997         6,024,837 $ 15,062 $ 27,421    $ 18,937   $      461    $ 61,881

Comprehensive income:

  Net income                               -        -        -       6,590            -       6,590

  Change in net unrealized gain

   (loss) on securities available-

   for-sale, net of reclassification

   adjustment and tax effects              -        -        -           -          973         973

      Total comprehensive income           -        -        -           -            -       7,563

Cash dividends                             -        -        -      (1,829)           -      (1,829)

Common stock issued                  346,164      865    5,220           -            -       6,085

BALANCE, SEPTEMBER 30, 1998        6,371,001   15,927   32,641      23,698        1,434      73,700

BALANCE, DECEMBER 31, 1998         6,899,679   17,249   47,172       8,744        1,261      74,426

Comprehensive income:

  Net income                               -        -        -       5,700            -       5,700

  Change in net unrealized gain

    (loss) on securities available-

    for-sale, net of reclassification

    adjustment and tax effects             -        -        -           -        (3,195)    (3,195)

      Total comprehensive income           -        -        -           -             -      2,505

Cash dividends                             -        -        -      (2,274)            -     (2,274)

Common stock issued                  127,656      319      394           -             -        713

Redemption of common stock              (378)      (1)      (8)          -             -         (9)

BALANCE, SEPTEMBER 30, 1999        7,026,957 $ 17,567 $ 47,558    $ 12,170   $    (1,934)  $ 75,361

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                             3 Months Ended     9 Months Ended
                                            09-30-99 09-30-98  09-30-99 09-30-98
                                             (In Thousands)     (In Thousands)
Interest income:
  Interest and fees on loans                $15,516  $10,853   $34,388  $30,971
  Interest & dividends on investment sec.:
    Taxable income                           2,863    2,724     7,895    7,507
    Non-taxable income                         471      406     1,368    1,251
    Dividends on stock                         142       69       164       89
  Interest on federal funds sold               367      159       541      553
  Other interest income                          9        0         9        0
          Total Interest income             19,368   14,211    44,365   40,371

Interest expense:
  Interest on deposits                       6,341    5,359    14,406   15,349
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                                 761      620     2,119    1,864
  Other interest expense                       587       61     1,005      129
          Total interest expense             7,689    6,040    17,530   17,342

Net Interest Income                         11,679    8,171    26,835   23,029
Provisions for loan losses - Note 4            472      261     1,110      746
Net interest income after provisions
  for loan losses                           11,207    7,910    25,725   22,283

Noninterest income:
  Service charges on deposit accounts        1,731    1,466     4,226    4,095
  Other service charges commissions, fees    1,382      501     2,982    2,097
  Gains (losses) on investment securities      (23)     (38)      222        0
  Other operating income                        59      183        99      218
          Total noninterest income           3,149    2,112     7,529    6,410

Noninterest expense:
  Salaries & employee benefits               5,290    3,487    12,562   10,273
  Occupancy expense of bank premises -
    net                                        700      448     1,377    1,210
  Furniture & equipment expense - net          960      462     2,286    1,227
  Amortization expense-Intangible assets       106      220      328       580
  Other expense                              5,585    2,109     8,836    5,648
          Total noninterest expense         12,641    6,726    25,389   18,938

Income before income taxes                   1,715    3,296     7,865    9,755
  Applicable income taxes                      240    1,074     2,165    3,165
          Net Income                        $1,475   $2,222    $5,700   $6,590

Net income per common share - Basic          $0.22    $0.32     $0.86    $0.94
Net income per common share - Diluted        $0.22    $0.31     $0.85    $0.93
Cash dividends per common share              $0.13    $0.13     $0.39    $0.35

                          FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                          9 Months Ended    9 Months Ended
                                             09-30-99          09-30-98
                                          (In Thousands)    (In Thousands)

Cash flows from operating activities:
  Net income                            $        5,700   $         6,590
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization         1,431             1,643
    Provision for loan losses               891               746
    Increase (decrease) in reserve
      for income taxes                     (597)               20
   (Gain)loss on sale of premises
      and equipment                           0                 2
    Gain on sale of securities
      available-for-sale                   (204)                0
   (Increase) decrease in interest
      receivables                           312              (459)
    Increase (decrease) in accumulated
      premium amortization and discount
      accretion - net                       147               138
   (Increase) decrease in real estate
      loans held for sale                     0            (1,223)
    Increase (decrease) in interest
      payable                               240               515
   (Increase) decrease in miscellaneous
      assets                             (4,341)             (292)
   (Increase) decrease in prepaid
      assets                               (380)             (192)
    Increase (decrease) in other
      liabilities                           (99)              133
        Total adjustments                       (2,600)            1,031
        Net cash provided by operating
          activities                   $         3,100   $         7,621

Consolidated Statement of Cash Flows - Continued.......

                                          9 Months Ended    9 Months Ended
                                             09-30-99          09-30-98
                                          (In Thousands)    (In Thousands)

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity         $ 7,359           $15,934
  Purchase of investment securities
    held-to-maturity                     (7,192)           (8,349)
  Proceeds from sales and maturities
    of investment securities available-
    for-sale                             59,299            56,576
  Purchase of investment securities
    available-for-sale                  (64,384)         (105,515)
  Net (increase) decrease in customer
    loans                               (77,960)          (29,212)
  Loans originated or acquired, net           0               984
  Proceeds from the sale of foreclosed
    real estate                               0               104
  Additions to premises and equipment    (4,488)              (55)
  Proceeds from sale of premises and
    equipment                                 0                 2
  Recoveries from loans previously charged
    off                                       0               191
  (Increase) decrease in funds sold       3,291                 0
          Net cash used in investing
            activities                         (84,075)          (69,340)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts, savings accounts and
    certificates of deposit              46,220            66,401
  Common stock issuance                     645             6,046
  Common stock redemption                    (9)                0
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreement to repurchase               8,792               (38)
  Proceeds from issuance of long-term
    debt                                 34,200                 0
  Proceeds from issuance of other
    borrowings                                0             9,600
  Repayment of other borrowings          (6,350)           (8,250)
  Increase in amounts due to depository
    institutions                              0               333
  Proceeds from stock options exercised     169                38
  Dividends paid                         (2,274)           (1,830)
    Net cash provided by financing
      activities                                81,393            72,300

Net increase (decrease) in cash and
  cash equivalents                                 418            10,581
Cash and cash equivalents at beginning
  of year                                       31,611            36,898
Cash and cash equivalents at end of
  reporting period                      $       32,029   $        47,479

                           FIRST NATIONAL CORPORATION



NOTE 1 - Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. All dollar amounts are stated in thousands, except per share data.

NOTE 2 - Investment Securities:

  The following is the amortized cost and fair value of investment securities held-to-maturity at September 30, 1999 and December 31, 1998:

                              09-30-99                       12-31-98
                             Gross  Gross                  Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value     Cost  Gains  Losses Value


U S Treasury
  securities            0      0      0         0    3,213     31      0   3,244
Obligations of
  U S government
  agencies & corps  4,481     17    (42)    4,456    5,029     72      0   5,101

Obligations of state
  and political
  subdivisions      41,491   126   (700)   40,917   38,138   1,018  (45)  39,111

   Total            45,972   143   (742)   45,373   46,380   1,121  (45)  47,456

NOTE 2 - Continued...

  The following is the amortized cost and fair value of securities available-for-sale at September 30, 1999 and December 31, 1998:

                               09-30-99                       12-31-98
                             Gross  Gross                   Gross  Gross
                       Amort Unreal Unreal Fair      Amort Unreal Unreal Fair
                       Cost  Gains  Losses Value      Cost  Gains  Losses Value


U S Treasury
  securities         34,557   86   (260)  34,383    45,830  1,023    0    46,853

Obligations of
  U S government
  agencies & corps  124,816  115 (3,038) 121,893   108,476  1,078  (99)  109,455

Other securities      3,754    0      0    3,754     3,549     0     0     3,549

   Total            163,127  201 (3,298) 160,030   157,855  2,101  (99)  159,857


  Investment securities with an aggregate amortized cost of $120,133 on September 30, 1999, and $108,878 on December 31, 1998, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 3 - Loans:

  The following is a summary of loans at:             9-30-99    12-31-98

        Commercial, financial & agricultural          101,018     87,610
        Real Estate - construction                     28,374     19,113
        Real estate - mortgage                        356,071    301,560
        Consumer                                       92,369     83,121
          Total loans                                 577,832    491,404

  As of September 30, 1999 and December 31, 1998 the aggregate dollar amount of loans to related parties; principally, directors and executive officers, their immediate families and their business interests, was $9,017 and $8,992 respectively. The following is an analysis of the activity with respect to loans to related parties for the nine months ended September 30, 1999:

       Balance, beginning of period           8,992
       Add:
         New loans                            3,029
       Deduct:
         Payments                             3,436
       Other changes                            432
       Balance, end of period                 9,017

NOTE 4 - Allowance for Loan Losses:
                                                         Amount
                                                   09-30-99   12-31-98

  Balance, beginning of period (year)               6,075       6,246
  Add:
    Recoveries                                        133         263
    Changes incident to mergers and
      absorptions                                     840           0
    Provisions for loan losses charged
      to income                                     1,110       1,213
        Total                                       8,158       7,722
    Deduct:
      Loans charged off                               449         788
  Balance, end of period (year)                     7,709       6,934

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

NOTE 7 - Interest Bearing Deposits:

  Certificates of deposit in excess of $100,000 totaled $75,503 and $78,065 at September 30, 1999 and December 31, 1998 respectively.

Note 8 - Commitments and Contingent Liabilities:

  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 1999, commitments to extend credit and standby letters of credit aggregated $129,002. The Company does not anticipate any material losses as a result of these transactions.

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

  In accordance with SFAS 128, the calculation of basic net income per share and diluted net income per share is presented below:

                                    3 Months   3 Months     9 Months  9 Months
                                      Ended      Ended        Ended     Ended
Net income per share - basic:      09/30/99    09/30/98    09/30/99   09/30/98

  Net income                       $1,475       $2,222      $5,700     $6,590

  Income available
    to common shareholder          $1,475       $2,222      $5,700     $6,590

  Average common shares
    outstanding-basic           6,624,049    6,988,213   6,624,049  6,988,213

      Net income per share-basic   $  .22       $  .32      $ 0.86     $  .94


Net income per share - diluted:     09/30/99    09/30/98    09/30/99  09/30/98

  Income available to common
    shareholders                   $1,475       $2,222      $5,700     $6,590

  Average common shares
    outstanding-basic           6,624,049    6,988,213   6,624,049  6,988,213

  Incremental shares from
    assumed conversion of stock
    options                        52,594      111,824      52,594    111,824

  Average common shares
    outstanding-diluted         6,676,643    7,100,037   6,676,643  7,100,037

  Net income per share-
    diluted                      $  .22       $  .31      $ .85     $  .93

  Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 10 - Comprehensive Income:

  The following is the related tax effects allocated to other comprehensive income at September 30, 1999:

                                   Before Tax     Tax (Expense)    Net of
    (In thousands of dollars)        Amount          Benefit     Tax Amount

  Unrealized gain (loss) on
      securities available-for-sale   $(3,097)        $1,163        $(1,934)

  The following is the other comprehensive income balance at September 30, 1999:

                                  Beginning      Current Period     Ending
                                    Balance           Change        Balance

  Accumulated other comprehensive
   income-Unrealized gain (loss)
   on securities available-for-
   sale                               $1,261         $(3,195)      $(1,934)

Note 11 - Disclosure for pooling of interests combination:

  On August 27, 1999, the Corporation and FirstBancorporation, Inc., (FirstBanc") completed the merger as approved by the board of directors of both companies. Under the terms of the agreement, 1.222 shares of First National Corporation common stock were exchanged for each share of FirstBanc common stock. The transaction was accounted for by the pooling of interests method of accounting for business combinations and was tax-free to FirstBanc's shareholders. The transaction was subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions, all of which have been satisfied.

  As a result of the combination, 1,186,325 shares of common stock of First National Corporation were issued to shareholders of FirstBancorporation.

  In the table that follows are the details of the results of operations for each separate company, prior to the date of the combination, that are included in the current combined net income.

NOTE 11 - Continued...

Balance Sheets:                      FIRST NATIONAL      FIRSTBANCORPORATION
(In thousands of dollars)             CORPORATION                INC
                                         07-31-99              07-31-99

Assets:
  Cash and due from banks                $ 22,173                 $ 4,594
   Funds sold                                   0                   5,934
   Investment Securities                  211,493                  16,965
   Loans, Net                             440,923                  83,994
   Premises and equipment                  12,465                   1,752
   Other assets                            11,564                   1,691
     Total Assets                         698,618                 114,930

Liabilities:
   Deposits                               548,555                  95,781
   Funds purchased & other borrowings      62,914                   4,200
   Other liabilities                       24,725                   1,631
     Total Liabilities                    636,194                 101,612
Shareholders' equity                       62,424                  13,318
     Total Liabilities and shareholders'
       equity                            $698,618                $114,930


Income Statements:                    FIRST NATIONAL        FIRSTBANCORPOATION
(In thousands of dollars)               CORPORATION                 INC
                                       07-31-99 YTD            07-31-99 YTD

Income:
  Interest on loans                     $ 22,156                $ 4,383
  Interest on investment securities        6,918                    584
  Other interest income                      222                     37
  Other income                             5,092                    478
    Total income                        $ 34,388                $ 5,482

Expenses:
  Interest on deposits                     9,368                  1,816
  Other interest expense                   2,099                    190
  Salaries and employee benefits           8,466                  1,272
  Provision for loan losses                  753                    125
  Other expense                            6,433                  1,407
    Total expenses                        27,119                  4,810

  Income before income taxes               7,269                    672
  Applicable income taxes                  2,289                     77
    Net income                          $  4,980                $   595

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

  First National Corporation (the "Company" or "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of First National Bank, a national bank which opened for business in 1932, 100 percent or National Bank of York County, a national bank which opened for business in 1996, 100 percent of Florence County National Bank, a national bank which opened for business in 1998, and 80 percent of CreditSouth Financial Services Corporation, an upscale finance company which opened for business in 1998. The Company engages in no significant operations other than the ownership of its subsidiaries.

  On August 27, 1999, the Corporation and FirstBancorporation, Inc., ("FirstBanc") completed the merger as approved by the board of directors of both companies. Under the terms of the agreement, 1.222 shares of First National Corporation common stock were exchanged for each share of FirstBanc common stock. The transaction was accounted for by the pooling of interests method of accounting for business combinations and was tax-free to FirstBanc's shareholders. The transaction was subject to several conditions, including regulatory approvals, shareholder approvals, and customary closing conditions, all of which have been satisfied.

  On September 10, 1999, First National Bank, a subsidiary of First
National Corporation, purchased two offices from Carolina First Bank. Those offices had total deposits of approximately $45 million.

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

Management's Discussion Continued...

  For the third quarter of 1999, First National Corporation ("the Corporation") had consolidated net income without nonrecurring items, of $3,163,000, an increase of 42.3 percent over the $2,222,000 earned in the same period last year. After-tax, nonrecurring items in the third quarter of this year included merger-related expenses of $1,688,000 associated with the acquisition of FirstBancorporation and several Carolina First branches. Diluted earnings per share increased 32.4 percent growing to $.45 for the quarter ended September 30, 1999, when compared to $.34 for the same period in 1998. Annualized returns on average assets and returns on average shareholders' equity for the three month period ended September 30, 1999, without nonrecurring items, were 1.53 percent and 16.75 percent respectively, compared to 1.22 percent and 12.39 percent respectively, for the same period in 1998.

  Without nonrecurring items, net income for the nine months ended September 30, 1999 was $7,388,000, an increase of 12.1 percent over the $6,590,000 earned in the same period last year. Diluted earnings per share increased 7.1 percent growing to $1.05 for the nine months ended September 30,1999, when compared to $.98 for the same period in 1998. Annualized returns on average assets and returns on average shareholders' equity for the nine months ended September 30, 1999, without nonrecurring items, were
1.22 percent and 13.11 percent respectively, compared to 1.25 percent and
13.16 percent respectively, for the same period in 1998.

  Including nonrecurring items, First National Corporation reports earnings of $1,475,000 for the quarter ended September 30, 1999 compared to 2,222,000 for the same period in 1998. Diluted earnings per share for the period were $.21 compared to $.34 for the same period in 1998. The annualized return on average assets and return on average shareholders' equity were .72 percent and 7.82 percent respectively, for the quarter ended September 30, 1999, compared to 1.22 percent and 12.38 percent respectively, for the same period in 1998.

  For the nine months ended September 30, 1999, including nonrecurring items, earnings were $5,700,000 compared to $6,590,000 for the same period in 1998. Diluted earnings per share for the period were $.81 compared to $.98 for the same period in 1998. The annualized return on average assets and return on average shareholders' equity were .94 percent and 10.12 percent respectively, for the nine months ended September 30, 1999, compared to 1.25 percent and 13.16 percent respectively, for the same period in 1998.

Management's Discussion Continued...

NET INTEREST INCOME

  For the third quarter of 1999, net interest income was $11,679,000 compared to $8,171,000 for the same period in 1998. This is an increase of $3,508,000 or 42.9 percent. Net interest income for the first nine months of 1999 was $26,835,000 compared to $23,029,000 for the same period in 1998. This represents an increase of $3,806,000 or 16.5 percent. This increase resulted from a 22.6 percent increase in loan outstandings, net of unearned income, when compared to the first nine months of 1998. The acquisition of two branches of Carolina First resulted in an increase in loans, net of unearned, of $10,039,000.

  The yield on a major portion of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first nine months of 1998, the year to date taxable equivalent yield on earning assets was 7.90 percent. During the same period of 1999, the yield decreased to 7.50 percent, or a decrease of 40 basis points. The cost of the liabilities used to support these earning assets decreased 8 basis points from 3.77 percent in 1998 to 3.69 percent in 1999. Yields on earning assets decreased more rapidly than interest rates paid on interest-bearing liabilities.

  For the first nine months net interest margins increased from 4.73 percent in 1998 to 4.42 percent in 1999. The impact of interest-free funds for the same period stayed the same at .60 percent.

  The largest category of earning assets is loans. At the end of the third quarter 1999, loans outstanding, less unearned income, were $570,987,000 compared to $493,144,000 at December 31, 1998. This represents an increase of $77,843,000 or 15.8 percent. For the third quarter ended September 30, 1999, interest and fees on loans were $15,516,000 compared to $10,853,000 for the comparable period in 1998, an increase of $4,663,000 or
43.0 percent. For the nine months ended September 30, 1999, interest and fees on loans were $34,388,000 compared with $30,971,000 for the same period in 1998. This represents an increase of $3,417,000 or 11.0 percent.

  For the nine months ended September 30, 1999, loans averaged
$524,941,000 and yielded 8.27 percent on a taxable equivalent basis compared to $452,684,000 with a taxable equivalent yield of 9.12 percent or a decrease of 85 basis points for the year ended December 31, 1998.

  Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

Management's Discussion Continued...

  At September 30, 1999, investment securities were $206,002,000 compared to $206,238,000 at December 31, 1998. The investment portfolio remained about the same during this period.

  For the third quarter ended September 30, 1999, investment income was $3,476,000 compared with $3,199,000 for the comparable period in 1998, a net increase of $277,000 or 8.7 percent. For the nine month period ended September 30, 1999, investment income was $9,427,000 compared with $8,847,000 for the same period in 1998, a net increase of $580,000 or 6.6 percent. Management attributes this increase in income to higher yields on investment securities.

  At the end of the third quarter 1999, securities averaged $213,640,000 and yielded 5.96 percent on a taxable equivalent basis, compared to $198,875,000 with a yield of 5.85 percent for the year ended December 31, 1998, resulting in a 11 basis point decrease in yield.

  As of September 30, 1999, the Company had unrealized gains in the U.S. Treasury and agency portfolio denoted as held-to-maturity, of $17,000 and in the municipal portfolio $126,000. Also at September 30, 1999, the Company had an unrealized loss of $42,000 in the U. S. Treasury and agency portfolio and an $700,000 unrealized loss in the municipal portfolio.

  At year end 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debit and Equity Securities" for the investment portfolio, and showed a net unrealized loss at September 30, 1999 of approximately $3,097,000 on the $160,030,000 of securities denoted as available-for-sale.

  For the first nine months ended September 30, 1999, the Company had a $222,000 realized gain due to called agency bonds and the sale of investment securities.

  Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

  During the first nine months of 1999, interest-bearing liabilities averaged $635,410,000 and carried an average rate of 3.69 percent. This compares to an average level of $557,148,000 with a rate of 4.15 percent at December 31, 1998 or an decrease of 46 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

Management's Discussion Continued...

PROVISION FOR LOAN LOSSES

  The provision for loan losses for the three month period ended
September 30, 1999 was $472,000 compared to $261,000 for the same period in 1998 which represents a 80.8 percent increase. For the nine month period ended September 30, 1999, the provision for loan loss was $1,110,000 compared to $746,000 for the same period in 1998 which represents a 48.8 percent increase. The increase in the provision for loan losses was due to an increasing loan demand as well as the acquisition of FirstBancorporation and two branches of Carolina First. The allowance for loan losses was $7,707,000 or 1.35 percent of outstanding loans at September 30, 1999 compared to 1.41 percent of outstanding loans at year-end 1998.

  To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicated the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

  Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended September 30, 1999, other real estate owned was $591,000 compared to $144,000 at December 31, 1998. This increase resulted from the foreclosure of real estate properties.

  Management anticipates that the level of charge-offs for 1999 will be near the levels of 1998. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Company's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

  Noninterest income for the third quarter of 1999 was $3,149,000 compared to $2,112,000 for the same period in 1998, representing an increase of $1,037,000 or 49.1 percent. For the first nine months of 1999 noninterest income was $7,529,000 compared to $6,410,000 for the same period in 1998, representing an increase of $1,119,000 or 17.6 percent. During the first nine months of 1999, other service charges, commissions, and fees increased $885,000 or 42.2 percent compared to the same period in 1998. This increase can be primarily attributed to the increase in debit card fees, mortgage loan origination fees for secondary market loans, as well as fees collected on mutual fund sales.

Management's Discussion Continued...

  Noninterest expense for the third quarter of 1999 was $12,641,000 compared to $6,726,000 for the same period in 1998, representing an increase of $5,915,000 or 87.9 percent. For the nine months ended September 30, 1999, noninterest expense was $25,389,000 compared to $18,938,000, an increase of $6,451,000 or 34.0 percent. Salaries and employee benefits for the third quarter ended September 30, 1999 increased $1,803,000 or 51.7 percent compared to the same period in 1998. For the first nine months of 1999 salaries and employee benefits increased $2,289,000 or 22.3 percent compared to the same period in 1998. These increases can be largely attributed to the opening of the Florence County National Bank on April 1, 1998, a branch of National Bank of York County in York on January 12, 1999, an upscale finance company, CreditSouth Financial Services Corporation Inc in November, 1998, and the acquisition of FirstBancorporation on August 27, 1999. Occupancy expense along with furniture and equipment expense increased $750,000 or 82.4 percent for the third quarter of 1999 compared to the same period in 1998. For the nine months ended September 30, 1999 occupancy together with furniture and equipment expense increased $1,193,000 or 49.0 percent compared to the same period in 1998. These increases can be largely attributed to an increase in both building and furniture and equipment depreciation expense, maintenance and repairs on buildings as well as an increase in equipment rental/lease expense. Rental/lease expense increases resulted from the investment in a new computer system for First National Corporation. Other expenses increased $3,476,000 or 164.8 percent for the third quarter of 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, other expenses increased $3,188,000 or
56.4 percent compared to the same period in 1998. This increase in other expenses is attributable to the nonrecurring merger-related expenses of $2,679,000 associated with the acquisition of FirstBancorporation and several Carolina First branches.

NET INCOME

  Net income was down 33.6 percent for the third quarter of 1999 when compared to the same period in 1998. For the nine months ended September 30, 1999, net income was down 13.5 percent compared to the same period in 1998. Without the nonrecurring after-tax charge to net income for the third quarter in 1999, net income would have been $3,163,000, an increase of 42.3 percent over the same period in 1998. For the nine month period ended September 30, 1999, without the nonrecurring charge, net income would have been $7,388,000, an increase of 12.1 percent as compared to the same period in 1998.

CAPITAL RESOURCES AND LIQUIDITY

  To date, the capital needs of the Company have been met through the retention of earnings less cash dividends. At the end of the third quarter, 1999, stockholder's equity was $75,361,000 compared to $74,426,000 at December 31, 1998.

Management's Discussion Continued...

  The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at September 30, 1999 was 12.95 percent compared to 14.3 percent at December 31, 1998. The total capital ratio was 14.2 percent at September 30, 1999 compared to 15.6 percent at December 31, 1998.

  In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At September 30, 1999, First National Corporation's leverage ratio was 9.2 percent, compared to 9.0 percent at December 31, 1998. First National Corporation's ratio exceeds the minimum standards by substantial margins.

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

Management's Discussion Continued...

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


                                  FIRST NATIONAL CORPORATION




Date: November 15, 1999           C. JOHN HIPP, III
                                  PRESIDENT & CHIEF EXECUTIVE OFFICER





Date: November 15, 1999           W. LOUIS GRIFFITH
                                  PRINCIPAL ACCOUNTING OFFICER AND
                                  CHIEF FINANCIAL OFFICER

                               EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION OF EXHIBIT

  27                    Financial Data Schedule            Attached