Form 10-K405
period 1999-12-31
FIRST NATIONAL CORP /SC/
filed 2000-03-30
CIK 764038

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at March 16, 2000 was $118,584,797 based on the closing sale price of $18.625 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 16, 2000 was 7,041,101.

                      Documents Incorporated by Reference

Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                         Form 10-K Cross-Reference Index

                                                                                                   Page

                                     PART I

Item 1.  Business ................................................................................   1
Item 2.  Properties ..............................................................................   6
Item 3.  Legal Proceedings .......................................................................   6
Item 4.  Submission of Matters to a Vote of Security Holders .....................................   7


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters (1) ...........   7
Item 6.  Selected Financial Data (1) .............................................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (1)   8
Item 7a. Quantitative and Qualitative Disclosure about Market Risk ...............................  25
Item 8.  Financial Statements and Supplementary Data (1) .........................................  27
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures ...  55


                                    PART III

Item 10. Directors and Executive Officers of the Registrant (2) ..................................  55
Item 11. Executive Compensation (2) ..............................................................  55
Item 12. Security Ownership of Certain Beneficial Owners and Management (2) ......................  55
Item 13. Certain Relationships and Related Transactions (2) ......................................  55


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................  55



(1) Incorporated by reference to the Registrant's 1999 Annual Report to Shareholders.
(2) Incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

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

    On July 31, 1999, the Company and FirstBancorporation, Inc. ("FirstBanc") consummated the merger of FirstBanc into the Company. Under the terms of the merger, 1.222 shares of First National Corporation common stock were exchanged for each share of FirstBanc common stock. The transaction was accounted for by the pooling of interests method of accounting for business combinations.

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


Territory Served and Competition

    First National Bank conducts its business from twenty-three locations in eighteen South Carolina towns. National Bank of York County conducts its business from three locations in three South Carolina towns. Florence County National Bank conducts its business from two locations in two South Carolina towns, while CreditSouth Financial Services Corporation conducts its business from four locations in three South Carolina towns. In their markets, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

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

Employees

    The Company does not have any salaried employees. As of December 31, 1999, the Company's subsidiaries had 426 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan for employees.


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

    The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1999, the Company, First National Bank, National Bank of York County and Florence County National Bank had leverage ratios of 8.64%, 8.04%, 7.63% and 10.94%, respectively, and total risk adjusted capital ratios of 13.95%, 13.10%, 11.87% and 14.95%, respectively.

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


Insurance of Deposits

    As FDIC-insured institutions, First National Bank, National Bank of York County, and Florence County National Bank are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The FDIC has implemented a risk-based assessment schedule that provides for assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 2000.


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


Item 2.       Properties

    First National Bank's main office and the Company's executive offices are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These quarters are owned by First National Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. First National Bank owns twenty-seven other properties and leases twelve properties, substantially all of which are used for branch locations or housing other operational units of First National Bank.

    National Bank of York County owns the property located at 1127 Ebenezer Road, Rock Hill, South Carolina. National Bank of York County also leases two properties, which are used as branches. Florence County National Bank owns the property located at 1600 W. Palmetto Street, Florence, South Carolina, and leases one property which is used as a branch. CreditSouth Financial Services Corporation leases four offices, one in Orangeburg, South Carolina used for finance company operations, two in Florence, South Carolina used as a mortgage loan production office and finance company operations, and one in Socastee, South Carolina used for finance company operations.

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

                               Executive Officers

C. John Hipp, III (Age 48). Mr. Hipp has served as President and Chief Executive Officer of the Company and First National Bank since April 1994. From 1991 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

Robert R. Horger (Age 49). Mr. Horger was named Chairman of the Company and First National Bank in January 1998 and served as Vice Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid.

Dwight W. Frierson (Age 43). Mr. Frierson has served as Vice Chairman of First National Corporation and First National Bank since January 2000 and served as director of the Company from April 1996. Mr. Frierson is Vice President and General Manager of a local bottling company.

W. Louis Griffith (Age 48). Mr. Griffith has served as Chief Financial Officer of the Company since October 1995, and as Senior Vice President and Chief Financial Officer of First National Bank since December 1994. He served as Vice President and Chief Financial Officer of First National Bank from August until December 1994, and as Vice President of First National Bank from March 1986 until August 1994. Mr. Griffith has announced his intention to resign from the Company effective March 29, 2000.

James C. Hunter, Jr. (Age 57). Mr. Hunter has served as Secretary and Treasurer of the Company since May 1986 and as Executive Vice President of First National Bank since April 1993. He served as Senior Vice President of First National Bank from May 1987 until April 1993 and Vice President of First National Bank from March 1976 until May 1987.

Robert R. Hill, Jr. (Age 33). Mr. Hill has served as Senior Executive Vice President of First National Bank since November 1998. He served as President and Chief Executive Officer of National Bank of York County from July 1996 to November 1998, organizer of the National Bank of York County from October 1995 to July 1996 and team leader for NationsBank northern region of South Carolina from March 1995 to October 1995.

Dane H. Murray (Age 50). Mr. Murray has served as Executive Vice President of First National Bank since August 1997. Mr. Murray served as Senior Vice President of First National Bank from May 1987 until August 1997.

Phil M. Smith (Age 47). Mr. Smith has served as Executive Vice President of First National Bank since February 1997. Mr. Smith served as Senior Vice President of First National Bank from April 1988 until February 1997.


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder
            Matters

    Certain information required by this item is incorporated herein by reference to the information under the caption "Price Range of Common Stock and Dividends" on page 23 of the Company's 1999 Annual Report to Shareholders. As of March 16, 2000, the Company had issued and outstanding 7,041,101 shares of Common Stock which were held of record by approximately 2,900 persons.

    Dividends are paid by the Company from its assets which are provided primarily by dividends paid to the Company by First National Bank. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1999, $12,208,000 of the banking subsidiaries' retained earnings were available for distribution to First National Corporation as dividends without prior regulatory approval. For the year ended December 31, 1999, the banking subsidiaries paid dividends to the Company of approximately $5,227,000.

Item 6.       Selected Financial Data

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Consolidated Financial Highlights" on page 2 and 25 of the Company's 1999 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First National Corporation and its subsidiaries, First National Bank, National Bank of York County, Florence County National Bank and CreditSouth Financial Services Corporation. The five year period 1995 through 1999 is discussed with particular emphasis on the years 1997, 1998 and 1999. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to First National Corporation contained elsewhere herein (see "Consolidated Financial Statements of First National Corporation").

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

    Also in 1998, the Corporation sponsored the organization of CreditSouth Financial Services Corporation, an upscale finance company which began operations in Orangeburg, South Carolina, on November 1, 1998. Upon organization, the Corporation acquired 80 percent of CreditSouth's common stock. The remaining 20 percent of CreditSouth common stock was issued to minority employee shareholders pursuant to their employment agreements. The minority shares are subject to vesting and forfeiture in accordance with the terms of the agreements.

    On July 31, 1999, the Corporation completed the merger with FirstBancorporation, Inc. ("FirstBanc") through the issuance of 1.222 shares of First National Corporation common stock for each share of outstanding common stock of FirstBanc. The transaction was accounted for by the pooling of interests method of accounting for business combinations.


Year 2000

    First National Corporation addressed the Year 2000 challenges in a prompt and responsible manner. The Corporation dedicated resources to ensure that systems and services would not be compromised or otherwise negatively impacted by the century date change. First National Corporation also put in place processes to monitor liquidity, fiduciary and credit quality issues related to the Year 2000.

    The Corporation successfully completed its transition to the Year 2000 with no impact to the Corporation's results of operations or financial condition other than the cost of the project. In addition, the Corporation is not aware of any significant third party relationships which were negatively impacted by their lack of Year 2000 readiness; however, First National continues to monitor its third party relationships for such problems.

    The expenses associated with Year 2000 did not have a material effect on the results of operations or financial condition of First National Corporation.

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

Summary of Operations

    Earnings of First National Corporation were $7,940,000, $8,271,000, and $7,413,000 in 1999, 1998 and 1997, respectively. Net income decreased 4.0 percent in 1999 when compared to 1998 and increased 11.6 percent in 1998 when compared to 1997. Basic earnings per share decreased to $1.14 compared to $1.24 in 1998. Per share earnings in 1997 were $1.14. Diluted earnings per share deceased to $1.13 compared to $1.21 in 1998 and $1.11 in 1997. The decrease in net income in 1999 resulted primarily from the non-recurring expenses associated with the acquisition of FirstBanc and two Carolina First branches. The increase in net income in 1998 compared to 1997 resulted primarily from an increase in interest income as well as an increase in noninterest income.

    The per share cash dividend declared in 1999 was $0.52 compared to $0.48 in 1998 and $0.40 in 1997.

    The book value per share of First National Corporation remained the same in 1999, and increased $0.51 or 5.0 percent in 1998, and $0.82 or 8.7 percent in 1997. The return on average assets was .98 percent in 1999, 1.18 percent in 1998 and 1.19 percent in 1997. The return on average shareholders' equity was 10.58 percent for 1999 and was 12.14 percent for 1998 and 12.64 percent in 1997.

    Increases in both deposits and earning assets were realized during 1999 compared to 1998. Deposits at December 31, 1999 were $689,665,000, up $77,774,000 or 12.7 percent compared to December 31, 1998. At year-end 1998, deposits were $611,891,000, up $80,054,000 or 15.1 percent compared to December 31, 1997. Average deposits in 1999 were $637,682,000, up $53,731,000 or 9.2 percent from 1998. The average deposits in 1998 were $583,951,000 compared to $514,903,000 in 1997, an increase of $69,048,000 or 13.4 percent. Earning assets reached $807,961,000 in 1999, up $101,916,000, or 14.4 percent when compared to year-end 1998. At year-end 1998, earning assets were $706,045,000, up $100,820,000 or 16.7 percent from year-end 1997. Average earning assets for 1999 were $778,598,000, an increase of $99,915,000, or 14.7 percent, compared to 1998. In 1998 average earning assets were $678,683,000, an increase of $87,172,000, or 14.7 percent, compared to 1997. The increase in earning assets in 1999, 1998 and 1997 resulted primarily from banking operations at First National Bank, National Bank of York County, and Florence County National Bank.

    Interest income increased by $6,082,000 or 11.2 percent, for the year ended December 31, 1999 when compared to December 31, 1998. This increase is primarily a result of an $101,916,000, or 14.4 percent, increase in earning assets. For the year ended December 31, 1998, interest income increased $5,591,000, or 11.4 percent, when compared to the same period in 1997. This increase was primarily the result of a $100,820,000 or 16.7 percent increase in earning assets.

    Interest expense increased by $794,000, or 3.4 percent, for the year ended December 31, 1999 compared to the same period in 1998. For the year ended December 31, 1998, interest expense increased $2,334,000, or 11.2 percent, when compared to the same period in 1997. The 1999 increase is primarily the result of a $103,686,000 or 17.8 percent increase in interest-bearing liabilities just as the 1998 increase was primarily the result of a $70,094,000 or 13.6 percent increase in interest-bearing liabilities.

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

    Additional financial institution mergers were completed in 1999 and 1998, continuing the trend toward consolidation. Although these mergers reduced the number of banks and branches, they intensified competition for quality funds and loans.

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

    Net interest income increased $5,288,000 or 16.9 percent during 1999 compared to 1998. The increase was due primarily to an increase in volume of earning assets. Net interest income increased $3,257,000 or 11.6 percent during 1998 when compared to 1997. The increase was also due primarily to increased volume of earning assets. The average yield on earning assets was 7.8 percent in 1999, 8.0 percent in 1998, and 8.3 percent in 1997. Total average earning assets increased $99,915,000, or 14.7 percent, from 1998 to 1999, and $87,172,000, or
14.7 percent, from 1997 to 1998. Total average interest-bearing liabilities increased $69,667,000, or 12.5 percent, from 1998 to 1999, and $56,889,000, or
11.4 percent, from 1997 to 1998. Growth in earning assets was funded primarily through interest-bearing liabilities. The net total volume growth in 1999 compared to 1998 had a positive impact on net interest income of $5,383,000, which was decreased by $95,000 due to rates paid on liabilities increasing more than yields on assets. In 1998 compared to 1997 net interest income was positively affected by $3,722,000 attributable to volume which was decreased by $774,000 attributable to rate increases. In 1999 compared to 1998, net interest spread increased approximately .1 percent and net interest margin increased by
 .1 percent. In 1998 compared to 1997, net interest spread decreased approximately .2 percent and net interest margin decreased by approximately .1 percent

    Average noninterest-bearing funds supporting earning assets as a percentage of earning assets changed from 11.5 percent in 1997 to 12.3 percent in 1998 and to 12.1 percent in 1999.

Table 1

Volume and Rate
Variance Analysis

                                                    1999 Compared to 1998                        1998 Compared to 1997
                                                   Changes Due to Increase                      Changes Due to Increase
                                                        (Decrease) In                                (Decrease) In

(Dollars in thousands)                     Volume (l)      Rate (l)      Total          Volume (l)     Rate (l)       Total

Interest earning assets:
   Loans (2)                                 $8,208       $(2,306)       $5,902           $4,511       $  (935)      $3,576
   Investments:
     Taxable                                  1,358        (1,025)          333            1,458          (289)       1,169
     Tax exempt (3)                             244           (69)          175               95           (25)          70
   Funds sold                                  (375)          252          (123)              25            70           95
   Interest-bearing deposits with banks        (239)           34          (205)             377            (5)         372
---------------------------------------------------------------------------------------------------------------------------
     Total interest income                    9,196        (3,114)        6,082            6,466        (1,184)       5,282
---------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Deposits:
     Interest-bearing transaction              (268)       (1,155)       (1,423)             282          (379)         (97)
     Saving                                   1,150          (306)          844              346           149          495
     Certificates of deposit                  1,035        (1,265)         (230)           1,722          (116)       1,606
   Funds purchased                              202           191           393              361           (67)         294
   Notes payable                              1,694          (484)        1,210               33             3           36
---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                   3,813        (3,019)          794            2,744          (410)       2,334
---------------------------------------------------------------------------------------------------------------------------
     Net interest income                     $5,383      $    (95)       $5,288           $3,722       $  (774)      $2,948
===========================================================================================================================


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

Table 2

Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities

                                                                         1999

                                                         Average        Interest          Average
(Dollars in thousands)                                   Balance       Earned/Paid      Yield/Rate
Assets
Interest earning assets:
   Loans, net of unearned income (2)                    $541,434         $47,701           8.81%
   Investment securities:
    Taxable                                              186,763          10,299           5.51
    Tax exempt (1)                                        39,566           1,847           4.67
   Funds sold                                              6,529             456           6.98
   Interest-bearing deposits with banks                    4,306             266           6.18
                                                        --------         -------
      Total earning assets                               778,598          60,569           7.78
                                                                         -------
Cash and other assets                                     35,996
Less allowance for loan losses                            (7,295)
                                                        --------
      Total  assets                                     $807,299
                                                        ========
Liabilities
Interest-bearing liabilities:
Deposits:
   Interest-bearing transaction accounts                $110,967        $  1,014           0.91%
   Savings                                               143,087           4,090           2.86
   Certificates of deposit                               289,431          14,540           5.02
Funds purchased                                           59,724           2,818           4.72
Notes payable                                             23,606           1,454           6.16
                                                        --------         -------
      Total interest-bearing liabilities                 626,815          23,916           3.82
                                                                         -------
Demand deposits                                           94,197
Other liabilities                                         12,714
Shareholders' equity                                      73,573
                                                        --------
      Total liabilities and shareholders' equity        $807,299
                                                        ========
Net interest spread                                                                        3.96%
                                                                                          =====
Impact of interest free funds                                                              0.75%
                                                                                          =====
Net interest margin                                                                        4.71%
                                                                                          =====
Net interest income                                                      $36,653
                                                                         =======

Table 2

Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities

                                                                          1998

                                                          Average       Interest         Average
(Dollars in thousands)                                    Balance      Earned/Paid     Yield/Rate
Assets
Interest earning assets:
   Loans, net of unearned income (2)                     $452,600        $41,799          9.24%
   Investment securities:
    Taxable                                               164,359          9,966          6.06
    Tax exempt (1)                                         34,516          1,672          4.84
   Funds sold                                              18,456            579          3.14
   Interest-bearing deposits with banks                     8,752            471          5.38
                                                         --------        -------
      Total earning assets                                678,683         54,487          8.03
                                                                         -------
Cash and other assets                                      43,856
Less allowance for loan losses                             (5,795)
                                                         --------
      Total  assets                                      $716,744
                                                         ========
Liabilities
Interest-bearing liabilities:
Deposits:
   Interest-bearing transaction accounts                 $124,663       $  2,437          1.95%
   Savings                                                105,635          3,246          3.07
   Certificates of deposit                                270,474         14,770          5.46
Funds purchased                                            50,676          2,425          4.79
Notes payable                                               5,700            244          4.28
                                                         --------        -------
      Total interest-bearing liabilities                  557,148         23,122          4.15
                                                                         -------
Demand deposits                                            83,179
Other liabilities                                           8,572
Shareholders' equity                                       67,845
                                                         --------
      Total liabilities and shareholders' equity         $716,744
                                                         ========
Net interest spread                                                                       3.88%
                                                                                         =====
Impact of interest free funds                                                             0.74%
                                                                                         =====
Net interest margin                                                                       4.62%
                                                                                         =====
Net interest income                                                      $31,365
                                                                         =======

Table 2

Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities

                                                                           1997

                                                          Average        Interest         Average
(Dollars in thousands)                                    Balance       Earned/Paid     Yield/Rate
Assets
Interest earning assets:
   Loans, net of unearned income (2)                     $404,641         $37,913          9.37%
   Investment securities:
    Taxable                                               140,824           8,797          6.25
    Tax exempt (1)                                         32,593           1,602          4.92
   Funds sold                                              10,893             483          4.43
   Interest-bearing deposits with banks                     2,560             101          3.95
                                                         --------         -------
      Total earning assets                                591,511          48,896          8.27
                                                                          -------
Cash and other assets                                      45,476
Less allowance for loan losses                             (5,161)
                                                         --------
      Total  assets                                      $631,826
                                                         ========
Liabilities
Interest-bearing liabilities:
Deposits:
   Interest-bearing transaction accounts                 $113,667        $  2,533          2.22%
   Savings                                                 94,222           2,753          2.92
   Certificates of deposit                                238,764          13,164          5.51
Funds purchased                                            48,281           2,131          4.41
Notes payable                                               5,325             207          3.89
                                                         --------         -------
      Total interest-bearing liabilities                  500,259          20,788          4.16
                                                                          -------
Demand deposits                                            68,250
Other liabilities                                           5,047
Shareholders' equity                                       58,270
                                                         --------
      Total liabilities and shareholders' equity         $631,826
                                                         ========
Net interest spread                                                                        4.11%
                                                                                          =====
Impact of interest free funds                                                              0.64%
                                                                                          =====
Net interest margin                                                                        4.75%
                                                                                          =====
Net interest income                                                       $28,108
                                                                          =======

Investment Securities

    Investment securities are the second largest category of earning assets. These assets comprised 24.2 percent of earning assets at December 31, 1999 and
29.2 percent at year-end 1998. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds.

    The portfolio taxable income was $10,299,000 in 1999 compared with $9,966,000 in 1998, a net increase of $333,000. Of this increase, an increase of approximately $1,358,000 was attributable to the $22,404,000 average volume increase of taxable securities. The higher income generated by the increased volume was decreased by $1,025,000 resulting from a 55 basis point decrease in yield. The taxable income was $9,966,000 in 1998, compared with $8,797,000 in 1997, an increase of $1,169,000. Of this increase, an increase of approximately $1,458,000 was attributable to the $23,535,000 average volume increase in taxable securities. The gain generated by the increased volume was decreased by $289,000, resulting from a 19 basis point decrease in yield. This is indicative of the decreases in overall interest rates in the past year and their effect upon portfolio investments as higher-yielding securities mature and are replaced by lower-yielding investments. The average maturity of the taxable portfolio at December 31, 1999 was 3.8 years compared with average maturities at year-end 1998 of 2.6 years and at year-end 1997 of 2.0 years.

    The portfolio non-taxable investment income was $1,847,000 in 1999 compared with $1,672,000 in 1998 and $1,602,000 in 1997, a net increase of $175,000 or
10.5 percent, in 1999 and an increase of $70,000 or 4.4 percent, in 1998. Of the increase in 1999, $244,000 was attributable to an increase in average volume of $5,050,000 in municipal securities offset by a decrease of $69,000 resulting from a 17 basis point decrease in yield. The increase from 1997 to 1998 was $70,000 of which $95,000 was attributable to an increase in volume which was offset by a decrease of $25,000 resulting from an 8 basis point decrease in yield. The average maturity of the non-taxable portfolio at December 31, 1999 was 5.2 years compared to 4.0 years and 3.8 years in 1998 and 1997, respectively. First National Corporation continues to actively purchase bank qualified tax-free securities to supplement the taxable portfolio. However, with the negative yield adjustment due to the Tax Equity and Fiscal Responsibility Act of 1982 and the alternative minimum tax considerations, the value to First National Corporation of each individual purchase continues to be closely evaluated.

    At December 31, 1999 the fair value of the securities portfolio totalled $194,833,000, a .4 percent discount. The market valued the Corporation's 1998 portfolio at a .5 percent premium and its 1997 portfolio at a .8 percent premium.

    At December 31, 1999, investment securities with an amortized cost of $152,980,000 and an estimated fair value of $148,304,000 were classified as available-for-sale, resulting in a decrease in the carrying value of the securities of $4,676,000. An offsetting decrease, net of income tax effect, is presented in the statement of changes in shareholders' equity as a separate component of shareholders' equity and comprehensive income.

    On an ongoing basis, management assigns securities upon purchase into the available for sale and held to maturity categories based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements.

    There were realized gains on sales of investment securities during 1999 of $214,000, $95,000 in 1998, and $2,000 during 1997.

Table 3

Book Value of Investment Securities

December 31,


(Dollars in thousands)                            1999           1998           1997           1996           1995
U. S. Treasury Securities                       $  28,946      $  50,066      $  33,791      $  37,853     $  49,959
U. S. Government Agencies and Corporations        119,924        114,484         98,430         89,747        65,756
Other Securities                                    3,769          3,449          1,171          1,188           949
--------------------------------------------------------------------------------------------------------------------
   Total Taxable                                  152,639        167,999        133,392        128,788       116,664
State, County and Municipal Obligations            42,933         38,138         34,851         34,578        37,462
Total Tax-exempt                                   42,933         38,138         34,851         34,578        37,462
--------------------------------------------------------------------------------------------------------------------
Total Investment Securities                      $195,572       $206,137       $168,243       $163,366      $154,126
====================================================================================================================

Table 4

Maturity Distribution and Yields of Investment Securities

                              Due in          Due After         Due After         Due After
December 31, 1999         1 yr. or Less     1 Thru 5 Yrs.    5 Thru 10 Yrs.        10 Yrs.           Total          Par     Fair
(Dollars in thousands)    Amount   Yield    Amount  Yield    Amount   Yield    Amount  Yield    Amount   Yield    Value     Value

U.S. Treasury Securities $ 5,997   5.19%  $ 25,960  5.59%                                      $ 31,957    5.52% $ 32,250 $ 31,957
U.S. Government Agencies
   and Corporations        9,101   5.73     77,021  6.01    $30,792   5.97%                     116,914    5.98   117,133  116,887
Other Securities (1)                                                          $3,768   6.91%      3,768    6.91     3,768    3,768
----------------------------------------------------------------------------------------------------------------------------------
     Total Taxable        15,098   5.53    102,981  5.91     30,792   5.97     3,768   6.91     152,639    5.91   153,151  152,612
State, County and
   Municipal Obligations   7,192   6.90     13,357  6.71     21,543   6.30       841   6.52      42,933    6.54    42,416   42,221
----------------------------------------------------------------------------------------------------------------------------------
     Total               $22,290   5.98%  $116,338  5.98%   $52,335   6.12%   $4,609   6.81%   $195,572    6.04% $195,567 $194,833
==================================================================================================================================
Percent of Total                  11%              59%               27%               3%
Cumulative % of Total             11%              70%               97%             100%


(1) Federal Reserve Bank and other corporate stocks have no set maturity but are classified in "Due after 10 years."

Loans

    Loans, net of unearned income, at December 31, 1999, were $610,541,000, which represents an increase of $117,397,000, or 23.8 percent when compared to year-end 1998. Average loans for 1999 increased 19.6 percent to $541,434,000 from $452,600,000 for 1998.

    The largest element of the loan portfolio continues to be the real estate mortgage category. All loans secured by real estate, except real estate construction, are placed in this category regardless of the loan purpose. The use of real estate as security for loans is common in First National Corporation's market area. The real estate mortgage category grew by 31.4 percent to $423,713,000 at year-end and represents 69.0 percent of total loans. This is an increase from 65.0 percent in 1998. Commercial, financial and agricultural loans decreased to $87,098,000 from $87,610,000 the previous year representing 14.2 percent of the loan portfolio compared to 17.7 percent at December 31, 1998. Consumer loans represented 16.8 percent of total loans compared to 17.3 percent at year-end 1998. Table 5 provides the distribution of loans for the past five years.

    The prime rate increased three times in 1999, although the yield on the loan portfolio for 1999 was 8.8 percent, down from 9.2 percent for 1998. Notwithstanding this decrease in yield, the volume growth of the loan portfolio resulted in an interest and fee income increase of $5,902,000 or 14.1 percent, to $47,701,000. Table 6 shows the maturity and interest sensitivity of the commercial, financial and agricultural category of the loan portfolio and the real estate construction category of the loan portfolio as of December 31, 1999. As of that date, loans that mature in one year or less were $151,939,000. Of the loans that mature after one year, $343,197,000 or 74.3 percent, had fixed interest rates while $118,825,000, or 25.7 percent, had variable rates.

    The placement of loans on a nonaccrual status is dependent upon the type of loan, collateral values and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans and well secured loans not in the process of collection are charged off on or before the date they become 90 days past due and, therefore, do not reach a nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Consumer loans are charged off on or before becoming 120 days past due. All interest accrued in the current year but unpaid at the date a loan goes on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 1999, nonaccrual loans were $1,537,000 compared with $1,547,000 at year-end 1998. At December 31, 1999, loans which were 90 days or more past due were $729,000 compared to $1,426,000 at year-end 1998.

    Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 1999. First National Corporation does not have any loans which have been restructured or any foreign loans.

    Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity. As of December 31, 1999, no credit concentrations were noted.

    Table 7 provides the level of risk elements in the loan portfolio for the past five years.

Table 5

Distribution of Net Loans
By Type


December 31,
(Dollars in thousands)                                 1999           1998           1997            1996           1995

Commercial, financial,
   agricultural and other                           $  87,098       $  87,610      $  72,312      $  49,380      $  46,616
Real estate - construction                             27,555          19,113         18,378         18,971         13,850
Real estate - mortgage                                396,158         303,300        268,153        239,779        203,842
Consumer                                              103,150          86,195         78,139         64,932         56,323
--------------------------------------------------------------------------------------------------------------------------
Total                                                $613,961        $496,218       $436,982       $373,062       $320,631
==========================================================================================================================

Percent of Total
Commercial, financial,
   agricultural and other                                14.2%           17.7%          16.5%          13.2%          14.5%
Real estate - construction                                4.5             3.9            4.2            5.1            4.3
Real estate - mortgage                                   64.5            61.1           61.4           64.3           63.6
Consumer                                                 16.8            17.3           17.9           17.4           17.6
--------------------------------------------------------------------------------------------------------------------------
Total                                                   100.0%          100.0%         100.0%         100.0%         100.0%
==========================================================================================================================


Table 6

Maturity Distribution of Loans

                                                                             Maturity
December 31, 1999                                             1 Year           1 - 5         Over 5
(Dollars in thousands)                          Total         or Less          Years          Years

Commercial, financial
   agricultural and other                     $  87,098      $  44,694      $  35,109     $    7,295
Real estate - construction                       27,555         16,406          8,167          2,982
Real estate - mortgage                          396,158         74,007        177,589        144,562
Consumer                                        103,150         16,832         72,817         13,501
----------------------------------------------------------------------------------------------------
Total                                          $613,961       $151,939       $293,682       $168,340
====================================================================================================
Loans due after one year with:
      Predetermined interest rates                            $343,197
      Floating or adjustable interest rates                   $118,825

Asset Quality

    Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, First National Corporation has established credit policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. In examining the portfolios at December 31, 1999 and 1998, the Corporation did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

    Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment portfolio, 96.0 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and tax-free securities having a rating of "A" or better. The credit risk of the loan portfolio can be measured by historical experience. The Corporation maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs over the past five years have not exceeded .13 percent of net average loans. In 1999 net loan charge-offs as a percentage of net average loans were .12 percent compared to .12 percent in 1998. See "Loans" for a discussion of the Corporation's charge-off and nonaccrual policies.

Table 7

Nonaccrual and Past Due Loans


December 31
(Dollars in thousands)              1999           1998           1997            1996           1995

Loans past due 90 days or more     $  729        $ 1,426         $   488        $   412        $   567
Loans on a nonaccruing basis        1,537          1,547           1,445          1,423          1,341
------------------------------------------------------------------------------------------------------
Total                              $2,266         $2,973          $1,933         $1,835         $1,908
======================================================================================================


Table 8

Summary of  Loan
Loss Experience


December 31
(Dollars in thousands)                 1999           1998           1997            1996           1995

Allowance for loan losses -
    January 1                       $  6,934       $  6,246        $  5,336       $  4,173       $  3,539
---------------------------------------------------------------------------------------------------------
Total charge-offs                       (826)          (785)           (829)          (720)          (761)
---------------------------------------------------------------------------------------------------------
Total recoveries                         165            260             323            401            359
---------------------------------------------------------------------------------------------------------
Net charge-offs                         (661)          (525)           (506)          (319)          (402)
Provisions for loan losses             1,613          1,213           1,416          1,481          1,036
---------------------------------------------------------------------------------------------------------
Allowance for loan losses -
December 31                         $  7,886       $  6,934        $  6,246       $  5,335       $  4,173
=========================================================================================================
Average loans - net of
unearned income                     $541,434       $452,600        $404,641       $342,311       $299,048

Ratio of net charge-offs
to average loans - net of
unearned income                          .12%           .12%            .13%           .09%           .13%

Loan Loss Provision

    First National Corporation maintains a reserve for possible loan losses (the allowance for loan losses) at a level which management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance utilizing its internal risk rating system and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

    The allowance is established on an overall portfolio basis, and management does not subsequently allocate the allowance by geographic area or loan category.

    The provision for loan losses for the year ended December 31, 1999, was $1,613,000, compared to $1,213,000 in 1998, which represents a 33.0 percent increase. The increase in the provision for loan losses was due to the overall loan growth and entry into new markets.

    The allowance for loan losses was $7,886,000, or 1.29 percent of outstanding loans at the end of 1999, and $6,934,000, or 1.41 percent at year-end 1998. Total charge-offs were $826,000 in 1999 and $785,000 in 1998. Recoveries were $165,000 for 1999 and $260,000 for 1998. Net charge-offs were $661,000 in 1999 and $525,000 for 1998. Net charge-offs to average loans were .12 percent in 1999 and 1998. A summary of loan loss experience for 1995 through 1999 is provided in Table 8.

    Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 1999, other real estate owned was $227,000 compared to $202,000 at December 31, 1998. This increase resulted from properties being acquired as a result of foreclosure.

    Management anticipates that the level of charge-offs for 2000 will be somewhat higher than the level experienced in 1999. The OCC handbook recommends that banks take a broad look at certain factors in considering allowance for loan loss. These factors include loan loss experience, specific allocations and other subjective factors. First National Corporation continues to consider such factors recognized in the handbook to evaluate the allowance for loan loss. Although changes in economic conditions in the Corporation's market area can always affect this level, the loan loss provision is considered adequate by management.

Liquidity

    Liquidity is defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity means the consistent ability to meet loan demand and deposit withdrawals. The Corporation has employed its funds in a manner to provide liquidity in both assets and liabilities.

    Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 11.0 percent of the investment portfolio matures in one year or less. This part of the investment portfolio consists of U.S. Treasury securities, U.S. Agency securities and bank qualified municipal securities. Loans and other investments are of a longer term nature and are not utilized for day-to-day bank liquidity needs.

    Increases in the Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposits or from the Corporation's use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowing.

    The Corporation places an increasing reliance on borrowed funds which are primarily cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreement to repurchase arrangements. During 1999, the Corporation maintained a satisfactory level of liquidity with an influx of interest sensitive deposits.

Derivatives and Disclosure of Market Risk

    In January 1998, the Securities and Exchange Commission adopted new rules that require more comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative financial instruments and other financial instruments. The market risk disclosures must be classified into two portfolios: financial instruments, entered into for trading purposes and all other instruments (non-trading purposes). The Corporation does not maintain a trading portfolio.

Table 9

Financial Instruments

                                                                                                                    Fair
                                                                                              There                 Value
(Dollars in thousands)               2000       2001        2002       2003       2004        After      Total    12-31-99

Financial Assets:
   Loans, net of unearned income
    Fixed Rate:
       Book Value                $  97,710   $  48,239  $  49,221  $  63,217    $103,348  $  79,172   $440,907    $431,310
       Average interest rate         7.76%       9.20%      8.87%      8.42%       7.85%      8.03%      8.21%
    Variable Rate:
       Book Value                $  54,229   $  98,878  $   7,901  $     421    $  1,611  $   6,594   $169,634    $167,732
Average interest rate                8.81%       7.75%      7.34%      7.69%       7.02%      7.80%      8.66%
--------------------------------------------------------------------------------------------------------------------------
   Securities held to maturity:
    Fixed Rate:
       Book Value                $   6,672   $   3,094  $   2,510  $   3,275    $  4,505  $  27,212   $ 47,268    $ 46,529
       Average interest rate         6.92%       7.32%      6.63%      6.75%       6.31%      6.36%      6.54%
    Variable Rate:
       Book Value                        -           -          -          -           -          -          -           -
       Average interest rate             -           -          -          -           -          -          -
--------------------------------------------------------------------------------------------------------------------------
   Securities available for sale:
    Fixed Rate:
       Book Value                $  14,797   $  14,737  $  29,552  $  25,160    $ 29,419  $  33,818   $147,483    $147,483
       Average interest rate         5.14%       6.25%      5.88%      5.78%       5.85%      6.12%      5.91%
    Variable Rate:
       Book Value                $     821           -          -          -           -          -   $    821    $    821
       Average interest rate         4.74%           -          -          -           -          -      4.74%
--------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
    Non-interest bearing
      deposits:                  $  26,255   $ 15,753   $ 15,753   $  15,753    $ 15,753  $  15,751   $105,018    $105,018
    Average interest rate              N/A         N/A        N/A        N/A         N/A        N/A        N/A
    Interest-bearing
       savings and checking:     $  64,450   $  38,670    $38,670  $  38,670    $ 38,670  $  38,670   $257,800    $257,800
    Average interest rate            1.86%       1.86%      1.86%      1.86%       1.86%      1.86%      1.86%
    Time deposits:                $298,738   $  21,899     $6,210          -           -          -   $326,847    $325,865
    Average interest rate            4.90%       4.96%      5.21%          -           -          -      4.91%
    Federal funds purchased
       and securities sold under
       agreements to repurchase: $  76,400           -          -          -           -          -  $  76,400   $  76,400
    Average interest rate            4.47%           -          -          -           -          -      4.47%
    Notes payable                $  26,750           -          -          -           -          -  $  26,750   $  27,053
                                     5.22%           -          -          -           -          -      5.22%

Table 9 provides information about the Corporation's financial instruments as of December 31, 1999, that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

Table 9 summarizes the expected maturities and average interest rates associated with the Corporation's financial instruments. Non-interest-bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.


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

    The Corporation monitors exposure to a gradual increase or decrease in rates of 200 basis points over a rolling 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 8 percent. The Corporation generally has maintained a risk position well within the policy guideline level. As of December 31, 1999 the model indicated that the impact of a 200 basis point gradual increase in rates over 12 months would result in an approximately .52 percent increase in net interest income, while a 200 basis point gradual decrease in rates over the same period would result in an approximately .27 percent increase from an unchanged rate environment. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

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

    The Company owns no derivatives.

Deposits

    The deposit base provides First National Corporation with funds for the long-term growth of loans and investments. At December 31, 1999, when compared to year-end 1998, total deposits were $689,665,000, up $77,774,000, or 12.7 percent. Noninterest-bearing deposits for the same period were $105,018,000, an increase of $18,738,000, or 21.7 percent, and interest-bearing deposits were $584,647,000, an increase of $59,036,000, or 11.2 percent when compared to December 31, 1998. For the year ended December 31, 1999, total average deposits increased $53,731,000, or 9.2 percent. This growth was comprised of an increase of average interest-bearing accounts of $42,713,000, or 8.5 percent, and average noninterest-bearing accounts of $11,018,000, or 13.2 percent. Growth in the interest-bearing accounts was composed of a decrease in interest-bearing transaction accounts of $13,696,000, or 11.0 percent, and growth in certificates of deposit of $18,957,000, or 7.0 percent, and an increase in savings accounts of $37,452,000, or 35.5 percent.

    At December 31, 1999, the ratio of average interest-bearing deposits to total deposits decreased to 85.2 percent from 85.8 percent at year-end 1998 and was 86.7 percent at year-end 1997. The average rate paid on interest-bearing accounts was 3.8 percent at year-end 1999 and in 1998 and 1997 was 4.2 percent.

Table 10

Maturity Distribution of
CD's of $100,000 or more

December 31                                    1999                 1998
(Dollars in thousands)

Within three months                         $47,044              $40,594
After three through six months               15,977               14,052
After six through twelve months              15,090               13,271
After twelve months                          10,651               10,148
------------------------------------------------------------------------
Total                                       $88,762              $78,065
========================================================================

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


December 31
(Dollars in thousands)                      1999                  1998                   1997
                                      Amount       Rate    Amount       Rate      Amount       Rate
At period-end:
    Federal funds purchased
     and securities sold under
     repurchase agreements            $70,610     5.75%    $52,150      3.75%     $54,312     5.14%
---------------------------------------------------------------------------------------------------
    Other borrowings                    7,700     5.92         100      6.35          100     6.03
---------------------------------------------------------------------------------------------------

Average for the year:
    Federal funds purchased
     and securities sold under
     repurchase agreements and        $59,724     4.72%    $55,414      4.68%     $48,281     4.41%
---------------------------------------------------------------------------------------------------
     Other borrowings                   7,750     6.16         600      7.48          100     3.98
---------------------------------------------------------------------------------------------------

Maximum month-end balance:
    Federal funds purchased
     and securities sold under
     repurchase agreements            $70,610              $66,618                $57,838
---------------------------------------------------------------------------------------------------
    Other borrowings                    7,800                2,100                    100
---------------------------------------------------------------------------------------------------

Equity and Dividends

    Throughout the years the strength of the shareholders' equity base has provided stability to current operations and capital adequacy to support growth. The Corporation's shareholder equity base was 8.7 percent of total assets as of December 31, 1999, compared with 9.9 percent at year-end 1998, and 9.4 percent at year-end 1997.

    The Corporation has maintained a relatively constant dividend pay-out policy. The dividend pay-out ratio for 1999 was 40.14 percent compared to 30.69 percent in 1998 and 27.78 percent for 1997. Cash dividend payments in 1999 were $3,187,000 as compared to $2,538,000 in 1998. The retention of the remaining earnings has provided the basis for expansion of loans and investments, and acquisitions.

    Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Banks; however, certain restrictions exist regarding the ability of the Banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Banks' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1999, $12,208,000 of the Banks' retained earnings were available for distribution to the Corporation as dividends without prior regulatory approval. In 1999 the Banks paid dividends to the Corporation of $5,227,000.

    The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1999, Tier 1 capital must be at least 50% of total capital, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio for First National Corporation at December 31, 1999 was
12.70 percent compared to 14.78 percent at year-end 1998. The total capital ratio was 13.95 percent at December 31, 1999 compared to 16.02 percent at year-end 1998.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage ratio of total capital to total assets in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At December 31, 1999, First National Corporation's leverage ratio was 8.64 percent, compared to 9.37 percent at year-end 1998. First National Corporation's ratios exceed the minimum standards by substantial margins.

Noninterest Income and Expense

In today's banking environment, noninterest income provides a stable source of revenue for the Corporation. The expansion of banking services and the use of explicit pricing enables the Corporation to manage its fee income and price services to more closely reflect actual costs. Income from noninterest sources in 1999 was $9,727,000, an increase of $871,000, or 9.8 percent, compared to 1998. For the period ended December 31, 1998, income from noninterest sources was $8,856,000, an increase of $1,854,000, or 26.5 percent over 1997.

    Service charges on transaction accounts in 1999 increased $219,000 or 3.9 percent when compared to 1998 and $821,000 or 17.1 percent in 1998 compared to 1997. This increase was due to increased account activity. The deposit fee pricing structure is continually being reviewed and updated for new services and rising costs.

    Other charges, commissions and fees increased $536,000 or 17.3 percent in 1999 compared to an increase of $982,000 or 46.5 percent in 1998. The increase is a result of an increase in secondary market origination fees, ATM surcharge fees, and alternative investment fee income.

    Noninterest expense increased $6,936,000 or 25.8 percent in 1999 compared with $4,033,000 or 17.7 percent in 1998.

    Salary and employee benefits expense was the largest component of noninterest expense in 1999.

    Salaries and employee benefits increased 17.2 percent or $2,474,000 in 1999 as compared with a 17.2 percent or $2,110,000 in 1998. The number of full time equivalent employees was 426 at December 31, 1999 as compared with 353 in 1998 and 288 in 1997. The increase in 1999 as compared to 1998 was primarily the result of the non-recurring expenses associated with the acquisition of FirstBanc and two Carolina First branches. In 1994 management adopted an employee cash incentive plan covering all employees. Cash incentives paid during 1999 under this program were approximately $829,000.

    Net occupancy expense increased 25.1 percent in 1999 compared to an increase of 16.3 percent in 1998. The increase is attributable to higher operating expenses including utilities, maintenance, and the opening of several new financial centers.

    Furniture and equipment expense increased 57.1 percent in 1999 compared with a 3.5 percent increase in 1998. The increased costs in 1999 were due to increases in equipment service contracts.

    Total other expense for 1999 was $12,146,000 compared with $9,145,000 in 1998 and $7,486,000 in 1997 or increases of 32.8 percent and 22.2 percent respectively. Included in other noninterest expense is $594,000 in 1999 for the amortization of intangibles, principally core deposit values, under the purchase accounting method utilized for bank acquisitions, compared with $750,000 in 1998 and $656,000 in 1997. The remainder of the increase in other expense for 1999 is distributed among the following expense categories: advertising, insurance and surety bond, office and printing supplies, postage, telephone and line charges, and other expenses.

Table 11


Quarterly Results of Operations
(Dollars in thousands, except per share)          1999 Quarters                                    1998 Quarters

                                    Fourth      Third     Second       First          Fourth      Third      Second      First
Interest income                     $16,204    $19,368    $10,735    $14,262         $13,878    $13,969     $13,450    $13,190
Interest expense                      6,386      7,689      4,124      5,717           5,803      6,054       5,850      5,415
------------------------------------------------------------------------------------------------------------------------------
    Net interest income               9,818     11,679      6,611      8,545           8,075      7,915       7,600      7,775
------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses               503        472        291        347             466        261         218        268
Noninterest income                    2,198      3,149      1,850      2,530           2,812      2,354       2,257      1,433
Noninterest expense                   8,413     12,641      5,308      7,440           7,894      6,712       6,356      5,904
------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes        3,100      1,715      2,862      3,288           2,527      3,296       3,283      3,036
Income taxes                            860        240        859      1,066             846      1,074       1,068        883
------------------------------------------------------------------------------------------------------------------------------
    Net income                      $ 2,240    $ 1,475    $ 2,003    $ 2,222         $ 1,681    $ 2,222     $ 2,215    $ 2,153
==============================================================================================================================


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

First National Corporation
Orangeburg, South Carolina
February 1, 2000

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


Financial Instruments

                                                                                                                    Fair
                                                                                              There                 Value
(Dollars in thousands)               2000       2001        2002       2003       2004        After      Total    12-31-99

Financial Assets:
   Loans, net of unearned income
    Fixed Rate:
       Book Value                $  97,710   $  48,239  $  49,221  $  63,217    $103,348  $  79,172   $440,907    $431,310
       Average interest rate         7.76%       9.20%      8.87%      8.42%       7.85%      8.03%      8.21%
    Variable Rate:
       Book Value                $  54,229   $  98,878   $  7,901  $     421    $  1,611  $   6,594   $169,634    $167,732
Average interest rate                8.81%       7.75%      7.34%      7.69%       7.02%      7.80%      8.66%
--------------------------------------------------------------------------------------------------------------------------
   Securities held to maturity:
    Fixed Rate:
       Book Value                $   6,672   $   3,094   $  2,510  $   3,275    $  4,505  $  27,212   $ 47,268    $ 46,529
       Average interest rate         6.92%       7.32%      6.63%      6.75%       6.31%      6.36%      6.54%
    Variable Rate:
       Book Value                        -           -          -          -           -          -          -           -
       Average interest rate             -           -          -          -           -          -          -
--------------------------------------------------------------------------------------------------------------------------
   Securities available for sale:
    Fixed Rate:
       Book Value                $  14,797   $  14,737   $ 29,552  $  25,160    $ 29,419  $  33,818   $147,483    $147,483
       Average interest rate         5.14%       6.25%      5.88%      5.78%       5.85%      6.12%      5.91%
    Variable Rate:
       Book Value                $     821           -          -          -           -          -   $    821    $    821
       Average interest rate         4.74%           -          -          -           -          -      4.74%
--------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
    Non-interest bearing
       deposits:                 $  26,255   $ 15,753    $ 15,753  $  15,753    $ 15,753  $  15,751   $105,018    $105,018
    Average interest rate              N/A         N/A        N/A        N/A         N/A        N/A        N/A
    Interest-bearing
       savings and checking:     $  64,450   $  38,670    $38,670  $  38,670    $ 38,670  $  38,670   $257,800    $257,800
    Average interest rate            1.86%       1.86%      1.86%      1.86%       1.86%      1.86%      1.86%
    Time deposits:               $ 298,738   $  21,899     $6,210          -           -          -   $326,847    $325,865
    Average interest rate            4.90%       4.96%      5.21%          -           -          -      4.91%
    Federal funds purchased
       and securities sold under
       agreements to repurchase: $  76,400           -          -          -           -          -   $ 76,400    $ 76,400
    Average interest rate            4.47%           -          -          -           -          -      4.47%
    Notes payable                $  26,750           -          -          -           -          -   $ 26,750    $ 27,053
                                     5.22%           -          -          -           -          -      5.22%

Table 9 provides information about the Corporation's financial instruments as of December 31, 1999, that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

Table 9 summarizes the expected maturities and average interest rates associated with the Corporation's financial instruments. Non-interest-bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

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

    The Corporation monitors exposure to a gradual increase or decrease in rates of 200 basis points over a rolling 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 8 percent. The Corporation generally has maintained a risk position well within the policy guideline level. As of December 31, 1999 the model indicated that the impact of a 200 basis point gradual increase in rates over 12 months would result in an approximately .52 percent increase in net interest income, while a 200 basis point gradual decrease in rates over the same period would result in an approximately .27 percent increase from an unchanged rate environment. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

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

    The Company owns no derivatives.

Item 8.       Financial Statements and Supplementary Data

                           J. W. HUNT AND COMPANY, LLP

John C. Creech, Jr., CPA                  Certified Public Accountants             Middleburg Office Park
Anne H. Ross, CPA                                                                   1607 ST. Julian Place
William F. Quattlebaum, CPA                          Members                          Post Office Box 265
William T. Pouncy, CPA                        American Institute of               Columbia, SC 29202-0265
David G. Sheffield, CPA                   Certified Public Accountants                       803-254-8196
W. Dale Dyches, CPA                Private Companies and SEC Practice Sections           Fax 803-256-1524

William R. Hunt, CPA          Member of CPA Associates  with Associated Offices in
                                      Principal US And International Cities
J.W. Hunt, CPA (1907-1987)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
   the Board of Directors
First National Corporation



We have audited the accompanying consolidated balance sheets of First National Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


J. W. Hunt and Company, LLP
Columbia, South Carolina
February 1, 2000

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except par value)

                                                                                         December 31,

                                                                                    1999              1998
                                                      ASSETS
Cash and cash equivalents:
    Cash and due from banks (Note 3)                                            $  39,479          $  28,343
    Interest-bearing deposits with banks                                            1,848              6,764
------------------------------------------------------------------------------------------------------------
        Total cash and cash equivalents                                            41,327             35,107
------------------------------------------------------------------------------------------------------------
Investment securities (Note 4):
    Securities held-to-maturity:
      Taxable                                                                       4,335              8,242
      Tax-exempt                                                                   42,933             38,138
------------------------------------------------------------------------------------------------------------
        Total (fair value of $46,529 in 1999 and $47,456 in 1998)                  47,268             46,380
     Securities available-for-sale, at fair value                                 148,304            159,757
------------------------------------------------------------------------------------------------------------
        Total investment securities                                               195,572            206,137
------------------------------------------------------------------------------------------------------------
Loans (Note 5)                                                                    613,961            496,218
    Less, unearned income                                                          (3,420)            (3,074)
    Less, allowance for loan losses                                                (7,886)            (6,934)
------------------------------------------------------------------------------------------------------------
        Loans, net                                                                602,655            486,210
------------------------------------------------------------------------------------------------------------
Premises and equipment, net (Note 6)                                               15,693             12,392
------------------------------------------------------------------------------------------------------------
Other assets (Note 7)                                                              17,151             10,231
------------------------------------------------------------------------------------------------------------
        Total assets                                                             $872,398           $750,077
============================================================================================================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                                                       $105,018          $  86,280
    Interest-bearing transaction accounts                                         123,597            134,002
    Savings                                                                       134,203            109,137
    CDs of $100,000 and over                                                       88,762             78,065
    Other time                                                                    238,085            204,407
------------------------------------------------------------------------------------------------------------
        Total deposits                                                            689,665            611,891
Federal funds purchased and securities
    sold under agreements to repurchase (Note 9)                                   76,400             52,150
Notes payable (Note 10)                                                            26,750              6,350
Other liabilities                                                                   3,764              5,361
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                         796,579            675,752
------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock - $2.50 par value, authorized 40,000,000
      shares, issued and outstanding 7,041,101 shares in
      1999 and 6,899,679 shares in 1998                                            17,603             17,249
    Surplus                                                                        47,666             47,072
    Retained earnings                                                              13,496              8,743
    Accumulated other comprehensive income (loss)  (Note 14)                       (2,946)             1,261
------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                   75,819             74,325
------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                 $872,398           $750,077
============================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

                                                                         Year Ended December 31,
                                                                  1999            1998           1997
Interest Income:
   Loans, including fees                                         $47,701         $41,799        $37,913
   Investment securities:
     Taxable:
       Held-to-maturity                                              400             676          1,426
       Available-for-sale                                          9,899           9,290          7,371
     Tax-exempt - held-to-maturity                                 1,847           1,672          1,602
   Federal funds sold                                                456             579            483
   Deposits with banks                                               266             471            101
-------------------------------------------------------------------------------------------------------
         Total interest income                                    60,569          54,487         48,896
-------------------------------------------------------------------------------------------------------
Interest Expense:
   Interest-bearing transaction accounts                           1,014           2,437          2,533
   Savings                                                         4,090           3,246          2,753
   Certificates of deposit                                        14,540          14,770         13,164
   Federal funds purchased and securities
     sold under agreements to repurchase                           2,818           2,425          2,131
   Notes payable                                                   1,454             244            207
-------------------------------------------------------------------------------------------------------
       Total interest expense                                     23,916          23,122         20,788
-------------------------------------------------------------------------------------------------------
Net Interest Income:
   Net interest income                                            36,653          31,365         28,108
   Provision for loan losses (Note 5)                              1,613           1,213          1,416
-------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses        35,040          30,152         26,692
-------------------------------------------------------------------------------------------------------
Noninterest Income:
   Service charges on deposit accounts                             5,838           5,619          4,798
   Other service charges and fees                                  3,632           3,096          2,114
   Gain on sale of securities available-for-sale                     214              95              3
   Other income                                                       43              46             87
-------------------------------------------------------------------------------------------------------
       Total noninterest income                                    9,727           8,856          7,002
-------------------------------------------------------------------------------------------------------
Noninterest Expenses:
   Salaries and employee benefits (Note 15)                       16,841          14,367         12,257
   Net occupancy expense                                           1,773           1,417          1,218
   Furniture and equipment expense                                 3,042           1,937          1,872
   Other expense (Note 12)                                        12,146           9,145          7,486
-------------------------------------------------------------------------------------------------------
       Total noninterest expense                                  33,802          26,866         22,833
-------------------------------------------------------------------------------------------------------
Earnings:
   Income before provision for income taxes                       10,965          12,142         10,861
   Provision for income taxes (Note 11)                            3,025           3,871          3,448
-------------------------------------------------------------------------------------------------------
       Net income                                               $  7,940        $  8,271       $  7,413
=======================================================================================================
Earnings per share (Note 13):
   Basic                                                        $   1.14        $   1.24       $   1.14
=======================================================================================================
   Diluted                                                      $   1.13        $   1.21       $   1.11
=======================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars, except per share data)

                                                                                                     Accumulated
                                                                                                        Other
                                                     Common Stock                     Retained      Comprehensive
                                                  Shares      Amount       Surplus    Earnings      Income (Loss)    Total
Balance, December 31, 1996                      2,933,479     $14,667     $26,387      $14,398      $   (61)        $55,391
Comprehensive income:
   Net income                                           -           -           -        7,413            -           7,413
   Change in net unrealized gain (loss) on
   securities available-for-sale, net of
   tax effects                                          -           -           -            -          522             522
                                                                                                                    -------
     Total comprehensive income                                                                                       7,935
                                                                                                                    -------
Cash dividends declared at $.40 per share               -           -           -       (2,059)           -          (2,059)
                                                                                                                    -------
Common stock dividend of 5%, date of
   record, February 21, 1997                       38,332         192         616         (815)           -              (7)
                                                                                                                    -------
Two-for-one common stock split, date
   of record, May 19, 1997                      2,978,215           -           -            -            -               -
Common stock issued                                81,646         220         401            -            -             621
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      6,031,672      15,079      27,404       18,937          461          61,881
Comprehensive income:
   Net income                                           -           -           -        8,271            -           8,271
Change in net unrealized gain (loss) on
   securities available-for-sale, net of
   tax effects                                          -           -           -            -          800             800
                                                                                                                    -------
     Total comprehensive income                                                                                       9,071
                                                                                                                    -------
Cash dividends declared at $.48 per share               -           -           -       (2,538)           -          (2,538)
Common stock issued                               339,329         848       5,063            -            -           5,911
Common stock dividend of 10%, date of record,
   November 2, 1998                               528,678       1,322      14,605      (15,927)           -               -
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      6,899,679      17,249      47,072        8,743        1,261          74,325
Comprehensive income:
   Net income                                           -          -            -        7,940            -           7,940
   Change in net unrealized gain (loss) on
   securities available-for-sale, net of
   tax effects                                          -          -            -            -       (4,207)         (4,207)
                                                                                                                    -------
     Total comprehensive income                                                                                       3,733
                                                                                                                    -------
Cash dividends declared at $.52 per share               -          -            -       (3,187)           -          (3,187)
                                                                                                                    -------
Common stock issued                               141,422         354         594            -            -             948
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      7,041,101     $17,603     $47,666      $13,496      $(2,946)        $75,819
===========================================================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                                            Year Ended December 31,
                                                                                      1999            1998           1997
Cash flows from operating activities:
   Net income                                                                       $  7,940        $  8,271       $  7,413
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                   1,926           2,402          2,118
       Provision for loan losses                                                       1,613           1,213          1,416
       Deferred income taxes                                                            (419)           (336)          (327)
       Gain on sale of securities available-for-sale                                    (214)            (95)            (2)
       Loss on sale of premises and equipment                                             26              74             34
       Gain on sale of other real estate                                                   -              (7)            (5)
       Net amortization (accretion) of investment securities                             212             (23)             2
       Net change in:
         Accrued interest receivable                                                     147            (422)          (976)
         Prepaid assets                                                                 (581)           (446)          (140)
         Miscellaneous other assets                                                   (4,181)         (1,511)          (535)
         Accrued interest payable                                                        446             488            215
         Accrued income taxes                                                           (225)             80            296
         Miscellaneous other liabilities                                              (1,818)            460            490
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                              4,872          10,148          9,999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of investment securities available-for-sale                    36,520          36,499          3,066
   Proceeds from maturities of investment securities
     held-to-maturity                                                                  8,149          18,132         22,893
   Proceeds from maturities of investment securities
     available-for-sale                                                               52,528          36,900         23,263
   Purchases of investment securities held-to-maturity                                (9,149)        (14,101)        (8,267)
   Purchases of investment securities available-for-sale                             (84,157)       (111,854)       (45,010)
   Net increase in customer loans                                                   (118,223)        (57,927)       (64,749)
   Recoveries on loans previously charged off                                            165             260            323
   Proceeds from sale of other real estate                                                -              162            149
   Purchases of premises and equipment                                                (4,945)         (2,692)        (1,104)
   Proceeds from sale of premises and equipment                                          276               2            408
---------------------------------------------------------------------------------------------------------------------------
                Net cash used by investing activities                               (118,836)        (94,619)       (69,028)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts,
     savings accounts and certificates of deposit                                     77,773          80,084         39,362
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                               24,250          (2,162)        21,765
   Proceeds from issuance of debt                                                     22,600           9,600         16,450
   Repayment of debt                                                                  (2,200)         (8,300)       (17,000)
   Common stock issuance                                                                 635           5,873              6
   Dividends paid                                                                     (3,187)         (2,538)        (2,059)
   Stock options exercised                                                               313              38            607
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                            120,184          82,595         59,131
---------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)

                                                                                             Year Ended December 31,
                                                                                      1999            1998           1997
Net increase (decrease) in cash and cash equivalents                                $  6,220        $(1,876)       $    102

Cash and cash equivalents at beginning of year                                        35,107          36,983         36,881
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $41,327         $35,107        $36,983
===========================================================================================================================

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
   Interest                                                                          $23,606         $22,756        $20,572
===========================================================================================================================
   Income taxes                                                                     $  4,416        $  4,231       $  3,458
===========================================================================================================================
Schedule of Noncash Investing Transactions:
Real estate acquired in full or partial settlement of loans                         $    227        $    202       $    105
===========================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

NATURE OF OPERATIONS:

First National Corporation (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks"), and its 80%-owned subsidiary, CreditSouth Financial Services Corporation ("CreditSouth"). The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles. The Banks provide general banking services while CreditSouth provides consumer finance services. All services are provided within the State of South Carolina ("South Carolina").

On August 1, 1999, First National Corporation merged with FirstBancorporation, Inc. ("FirstBanc"). The surviving entity was First National Corporation. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the merger had been in effect for all periods presented. All expenses relating to effecting the pooling-of-interests have been deducted in determining the net income of the Corporation for 1999.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of First National Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SEGMENTS:

During the year ended December 31, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Corporation, through its subsidiaries, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Corporation's decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Corporation's banking and finance operations are not considered by management to be more than in one reportable operating segment.

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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

The Corporation's subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions within South Carolina and the surrounding region.

The Corporation considers concentrations of credit to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity.

INVESTMENT SECURITIES:

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and carried at amortized cost. Securities not classified as held-to-maturity are classified as "available-for-sale" and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

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

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

EMPLOYEE BENEFIT PLANS:

On January 1, 1998, the Corporation adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises the Corporation's disclosure about pension and other post-retirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans. A summary of the Corporation's various employee benefit plans follows:

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

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees which is limited to those employees of the Corporation eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 1999, and the liability for future benefits has been recorded in the consolidated financial statements.

CASH AND CASH EQUIVALENTS:

For the purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, and time deposits. Due from bank balances are maintained in other financial institutions.

INCOME TAXES:

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, consumer loan income, accretion income, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Corporation files a consolidated federal income tax return with its subsidiaries.

ADVERTISING COSTS:

The cost of advertising is expensed as incurred.

STOCK COMPENSATION PLANS:

SFAS No. 123, Accounting for Stock-Based Compensation, allows all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See NOTE 18.)

EARNINGS PER SHARE:

Basic earnings per share represents income available to shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Corporation's stock.

COMPREHENSIVE INCOME (LOSS):

The Corporation adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. (See NOTE 14.)

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires capitalization of computer software costs that meet certain criteria. The requirements of SOP No. 98-1 have been included in the Corporation's consolidated financial statements.

In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 provides guidance on the financial reporting of start-up costs and organization costs requiring start-up costs to be expensed as incurred. The adoption of this statement in 1999 did not have a material effect on the Corporation's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Corporation's consolidated financial statements.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.


NOTE 2 - MERGER

On August 1, 1999, the Corporation completed the merger with FirstBanc through the issuance of 1.222 shares of the Corporation's common stock for each share of outstanding common stock of FirstBanc, or 976,666 shares.

At December 31, 1998, the Corporation owned 5,555 shares of FirstBanc common stock with a recorded value of $100,000. This pre-merger intercompany balance has been eliminated.

Separate results of the pooled entities for the period beginning January 1, 1999 through August 1, 1999 and for the two years ended December 31, 1998, in thousands, are as follows:

                                             Corporation    FirstBanc      Adjustments     Combined
                                             -----------    ---------      -----------     --------
Total Interest and Noninterest Income:
    1999                                     $  34,388      $  5,481        $       -     $  39,869
    1998                                        54,013         9,330                -        63,343
    1997                                        47,403         8,495                -        55,898

Net Interest Income:
    1999                                       17, 289         2,724                -       20, 553
    1998                                        26,563         4,283         519  (1)        31,365
    1997                                        23,779         4,119         210  (1)        28,108

Net Income:
    1999                                         4,980           595                -         5,575
    1998                                         7,505           766                -         8,271
    1997                                         6,466           947                -         7,413

---------------------------------
(1) The Corporation reclassified certain items classified by FirstBanc as non-interest income to interest income.

NOTE 3 - RESTRICTION ON CASH AND DUE FROM BANKS:

The Banks are required to maintain average reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 1999, was approximately $5,551,000. At December 31, 1999, the Corporation and its subsidiaries had due from bank balances in excess of federally insured limits of $1,833,000. The risks associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 4 - INVESTMENT SECURITIES:

The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 1999 and 1998:

                                                                     1999

                                                              Gross             Gross
                                          Amortized        Unrealized        Unrealized          Fair
                                            Cost              Gains            Losses            Value
(In thousands of dollars)

Securities of
   U. S. Government
   agencies and
   corporations                            $  4,335          $    7        $     (34)          $  4,308
Obligations of states
   and political
   subdivisions                              42,933              82             (794)            42,221
-------------------------------------------------------------------------------------------------------
Total                                      $ 47,268          $   89        $    (828)          $ 46,529
=======================================================================================================


                                                                    1998

                                                              Gross             Gross
                                          Amortized        Unrealized        Unrealized          Fair
                                            Cost              Gains            Losses            Value
(In thousands of dollars)

U. S. Treasury securities                  $  3,213          $   31         $      -           $  3,244
Securities of other
   U. S. Government
   agencies and
   corporations                               5,029              72                -              5,101
Obligations of states
   and political
   subdivisions                              38,138           1,018              (45)            39,111
-------------------------------------------------------------------------------------------------------
Total                                      $ 46,380          $1,121          $   (45)          $ 47,456
=======================================================================================================

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 1999 and 1998:

                                                                                         1999

                                                                                  Gross             Gross
                                                              Amortized        Unrealized        Unrealized          Fair
                                                                Cost              Gains            Losses            Value
(In thousands of dollars)

U. S. Treasury securities                                     $  32,446        $     19         $   (508)         $  31,957
Securities of other
   U. S. Government
   agencies and
   corporations                                                 116,780              17           (4,218)           112,579
Other securities                                                  3,754              14                -              3,768
---------------------------------------------------------------------------------------------------------------------------
Total                                                          $152,980          $   50      $    (4,726)          $148,304
===========================================================================================================================


                                                                                         1998

                                                                                  Gross             Gross
                                                              Amortized        Unrealized        Unrealized          Fair
                                                                Cost              Gains            Losses            Value
(In thousands of dollars)

U. S. Treasury securities                                     $  45,830          $1,023           $    -          $  46,853
Securities of other
   U. S. Government
   agencies and
   corporations                                                 108,477           1,078              (99)           109,456
Other securities                                                  3,448               -                -              3,448
---------------------------------------------------------------------------------------------------------------------------
Total                                                          $157,755          $2,101             $(99)          $159,757
===========================================================================================================================

The amortized cost and fair value of debt securities at December 31, 1999 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Securities                                     Securities
                                                   Held-To-Maturity                              Available-For-Sale

                                               Amortized            Fair                      Amortized             Fair
                                                 Cost               Value                       Cost                Value
(In thousands of dollars)


Due in one year or less                       $  10,577           $  10,577                   $  11,791           $  11,713
Due after one year through
   five years                                    14,307              14,250                     104,907             102,031
Due after five years through
   ten years                                     21,544              20,914                      32,528              30,791
Due after ten years                                 840                 788                           -                   -
---------------------------------------------------------------------------------------------------------------------------
      Subtotal                                   47,268              46,529                     149,226             144,535
No contractual maturity                               -                   -                       3,754               3,769
---------------------------------------------------------------------------------------------------------------------------
      Total                                   $  47,268           $  46,529                    $152,980            $148,304
===========================================================================================================================

There were no sales or transfers of held-to-maturity securities during 1999, 1998 or 1997.

Proceeds from the sales of available-for-sale securities totaled $36,520,000, $36,499,000, and $3,066,000 for the years ended December 31, 1999, 1998, and
1997, respectively. Gross realized gains and gross realized losses on sales of available-for-sale securities were $246,000 and $32,000, respectively, in 1999. Gross realized gains on sales of available-for-sale securities were $95,000 and $2,000 in 1998 and 1997, respectively.

The Banks, as members of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock owned by the Banks is pledged as collateral on FHLB advances. No ready market exists for this stock, and it has no quoted market price. However, redemption of this stock has historically been at par value.

At December 31, 1999 and 1998, investment securities with a carrying value of $58,974,000 and $57,339,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 1999 and 1998, the carrying amount of securities pledged to secure repurchase agreements was $36,111,000 and $48,881,000, respectively.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 1999 and 1998:

                                                      1999          1998
                                                      ----          ----
(In thousands of dollars)
Commercial, financial and agricultural           $    87,098   $    87,610
Real estate - construction                            27,555        19,113
Real estate - mortgage                               396,158       303,300
Consumer                                             103,150        86,195
--------------------------------------------------------------------------
    Total loans                                      613,961       496,218
Less, unearned income                                 (3,420)       (3,074)
Less, allowance for loan losses                       (7,886)       (6,934)
--------------------------------------------------------------------------
      Loans, net                                  $  602,655    $  486,210
==========================================================================

Changes in the allowance for loan losses for the three years ended December 31, 1999, were as follows:

                                                  1999                 1998                  1997
                                                  ----                 ----                  ----
(In thousands of dollars)

Balance at beginning of year                   $   6,934             $  6,246              $  5,336
Loans charged-off                                  (826)                (785)                 (829)
Recoveries of loans previously charged-off           165                  260                   323
---------------------------------------------------------------------------------------------------
   Balance before provision for loan losses        6,273                5,721                 4,830
Provision for loan losses                          1,613                1,213                 1,416
---------------------------------------------------------------------------------------------------
Balance at end of year                         $   7,886             $  6,934              $  6,246
===================================================================================================

At December 31, 1999 and 1998, the aggregate amount of loans for which the accrual of interest had been discontinued was $1,537,000 and $1,067,000, respectively. Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 1999. There were no restructured loans at December 31, 1999 and 1998.

Included in the balance sheet under the caption, "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $227,000 and $202,000 at December 31, 1999 and 1998, respectively.

There were no impaired loans at December 31, 1999 and 1998.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, consisted of the following:

                                            Useful Life         1999             1998
                                            -----------------------------------------
(In thousands of dollars)
Land                                                        $    2,406      $     2,813
Buildings and leasehold improvements        15-40 years         14,270           10,143
Equipment and furnishings                    5-10 years          9,096           10,399
---------------------------------------------------------------------------------------
       Total                                                    25,772           23,355
Less, accumulated depreciation                                  10,079           10,963
---------------------------------------------------------------------------------------
        Premises and equipment, net                          $  15,693       $   12,392
=======================================================================================

Depreciation expense charged to operations was $1,342,000, $1,432,000, and $1,423,000, in 1999, 1998, and 1997, respectively.

NOTE 7 - INTANGIBLE ASSETS:

CORE DEPOSIT PREMIUM COST:

Purchases in prior years of branches of other commercial banks resulted in core deposit premium cost of $5,980,000. Amortization expense, which is included in other noninterest expense, for the years ended December 31, 1999, 1998 and 1997 was $366,000, $414,000, and $480,000 respectively.

On September 30, 1999, First National Bank completed the purchase of two branches of another commercial bank. The excess of the purchase price over the fair value of the net tangible assets acquired of $3,743,000 has been recorded as core deposit premium cost. Amortization expense for the year ended December 31, 1999 totaled to $117,000.

COMPUTER SOFTWARE:

Computer software with an original cost of $1,331,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $79,000, $329,000 and $177,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

NOTE 8 - DEPOSITS:

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

                       (In thousands of dollars)
                                 2000                       $   295,642
                                 2001                            23,285
                                 2002                             4,682
                                 2003                               227
                                 2004                             2,923
                              Thereafter                             88
                                                            -----------
                                                            $   326,847
                                                            ===========

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

NOTE 10 - NOTES PAYABLE:

The Banks have entered into advance agreements with the FHLB of Atlanta. Advances under these agreements are collateralized by stock in the FHLB of Atlanta, and qualifying first mortgage loans under a blanket floating lien. A summary of advances during the years ended December 31, 1999 and 1998, is as follows:

                                                          1999                1998
                                                          ----                ----
Advances outstanding at December 31                   $26,750,000         $4,250,000
====================================================================================
Maximum amount outstanding at any month-end            26,800,000          4,250,000
====================================================================================
Average amount outstanding during the year             23,401,000          2,954,000
====================================================================================
Weighted-average interest rate at December 31               5.20%              5.57%
====================================================================================
Weighted-average interest rate during the year              5.14%              5.79%
====================================================================================

Principal maturities of FHLB advances are summarized below:

                     Year ending December 31:
                               2000                          $ 7,700,000
                               2001                            5,050,000
                               2002                                    -
                               2003                            1,000,000
                               2004                                    -
                               2005 and thereafter            13,000,000
                                                             -----------
                                       Total                 $26,750,000
                                                             ===========

In August 1998, FirstBanc borrowed $2,100,000 from another bank with principal originally scheduled to be repaid monthly over a five year period, beginning October 1, 2003, with interest at prime less one percent payable monthly beginning October 1, 1998. The entire amount of the loan was repaid in 1999 in connection with the merger as disclosed in NOTE 2.

NOTE 11 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                      Year Ended December 31,
(In thousands of dollars)                       1999            1998           1997
                                                -----------------------------------

Current:
    Federal                                     $3,043         $3,777          $3,365
    State                                          381            431             408
-------------------------------------------------------------------------------------
       Total current tax expense                 3,424          4,208           3,773
-------------------------------------------------------------------------------------
Deferred:
    Federal                                       (281)          (286)           (299)
    State                                         (118)           (51)            (26)
-------------------------------------------------------------------------------------
       Total deferred tax benefit                 (399)          (337)           (325)
-------------------------------------------------------------------------------------
       Provision for income taxes               $3,025         $3,871          $3,448
-------------------------------------------------------------------------------------

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax benefits as follows:

                                                         Year Ended December 31,
(In thousands of dollars)                         1999            1998           1997
                                                  -----------------------------------
Provision for loan losses                         $ (397)        $ (251)         $ (350)
Pension cost and post-retirement benefits             64             47              36
Consumer loan income                                  41             21              18
Depreciation                                           9            (25)              6
Other                                               (116)          (129)            (35)
---------------------------------------------------------------------------------------
    Total                                         $ (399)        $ (337)         $ (325)
=======================================================================================

The provision for income taxes differs from that computed by applying Federal statutory income tax rates to income before provision for income taxes, as indicated in the following analysis:

                                                          Year Ended December 31,
(In thousands of dollars)                           1999            1998           1997
                                                    -----------------------------------

Income taxes at Federal statutory rate
    of 34%                                          $3,728         $4,128          $3,693
Increase (reduction) of taxes resulting from:
    State income taxes, net of federal
       tax benefit                                     248            356             317
   Tax-exempt interest income                         (663)          (614)           (594)
   Other, net                                         (288)             1              32
-----------------------------------------------------------------------------------------
           Total                                    $3,025         $3,871          $3,448
=========================================================================================

The components of the net deferred tax asset, included in other assets, are as follows:


(In thousands of dollars)                                                                             1999           1998
                                                                                                      ----           ----
Allowance for loan losses                                                                            $2,628          $2,231
Unrealized losses on investment securities available-for-sale                                         1,730               -
Post-retirement benefits                                                                                 83              86
Intangible assets                                                                                       281             226
Start-up expenses                                                                                       115             103
State net operating less carry forward                                                                   62              31
Other                                                                                                     5              20
---------------------------------------------------------------------------------------------------------------------------
           Total deferred tax assets                                                                  4,904           2,697
---------------------------------------------------------------------------------------------------------------------------
Depreciation                                                                                           (797)           (788)
Consumer loan income                                                                                   (240)           (199)
Bond discount accretion                                                                                 (61)            (81)
Pension plan                                                                                           (235)           (174)
Unrealized gains on investment securities available-for-sale                                              -            (781)
Other                                                                                                     -             (44)
---------------------------------------------------------------------------------------------------------------------------
           Total deferred tax liabilities                                                            (1,333)         (2,067)
---------------------------------------------------------------------------------------------------------------------------
           Net deferred tax asset before valuation allowance                                          3,571             630
           Less, valuation allowance                                                                    (62)            (31)
---------------------------------------------------------------------------------------------------------------------------
           Net deferred tax asset                                                                    $3,509         $   599
===========================================================================================================================

At December 31, 1999, the Corporation had net operating loss carryforwards for state income tax purposes of approximately $1,242,000 available to offset future state taxable income. The carryforwards expire in the years 2010 to 2014. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 12 - OTHER EXPENSE:

The following is a summary of the components of other noninterest expense:

                                                  Year Ended December 31,
(In thousands of dollars)                    1999           1998            1997
                                             -----------------------------------
Telephone and postage                      $1,062           $927            $862
Professional fees                             864            441             435
Office supplies                               804            932             675
Advertising                                   780            807             615
Amortization of intangible assets             594            750             656
Regulatory fees                               525            436             349
Insurance                                     235            344             253
Other (1)                                   7,282          4,508           3,641
--------------------------------------------------------------------------------
           Total                          $12,146         $9,145          $7,486
================================================================================

(1) Other expenses for the year ended December 31, 1999, include nonrecurring charges of approximately $2,381,000 related to the costs associated with completing the merger as disclosed in NOTE 2.

NOTE 13 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Year Ended December 31,
                                                        1999           1998            1997
Numerator:
   Net income - numerator for basic
       and diluted earnings per share                 $7,940         $8,271          $7,413
-------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -
       weighted-average shares outstanding             6,996          6,693           6,519
   Effect of dilutive securities:
      Employee stock options                              57            156             145
-------------------------------------------------------------------------------------------
   Dilutive potential shares:
      Denominator for diluted earnings per
        share - adjusted weighted-average
        shares and assumed conversions                 7,053          6,849           6,664
-------------------------------------------------------------------------------------------
Basic earnings per share                              $ 1.14        $  1.24          $ 1.14
-------------------------------------------------------------------------------------------
Diluted earnings per share                            $ 1.13        $  1.21          $ 1.11
-------------------------------------------------------------------------------------------

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                     Year Ended December 31,
                                                 1999           1998            1997
Unrealized holding gains (losses) on
     available-for-sale securities            $(6,678)        $1,270            $830
Tax effect                                      2,471           (470)           (308)
------------------------------------------------------------------------------------
Net-of-tax amount                             $(4,207)       $   800            $522
====================================================================================

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1999, $12,208,000 of the Banks' retained earnings are available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances was approximately $14,169,000 at December 31, 1999.

NOTE 16 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Corporation's accompanying consolidated financial statements at December 31, 1999 and 1998:

(In thousands of dollars)                                1999            1998
                                                         --------------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year             $6,660          $5,910
   Service cost                                           416             333
   Interest cost                                          492             436
   Actuarial loss                                         267             193
   Benefits paid                                         (216)           (212)
-----------------------------------------------------------------------------
   Benefit obligation at end of year                    7,619           6,660
-----------------------------------------------------------------------------
Change in Plan Assets:
   Fair value of plan assets at beginning of year       6,718           5,699
   Actual return on plan assets                           781             769
   Employer contribution                                  468             462
   Benefits paid                                         (216)           (212)
-----------------------------------------------------------------------------
   Fair value of plan assets at end of year             7,751           6,718
-----------------------------------------------------------------------------
Funded status                                             131              58
Unrecognized net actuarial loss                           678             649
Unrecognized prior service cost                             8               9
Unrecognized transition asset                             (61)            (94)
-----------------------------------------------------------------------------
Prepaid benefit cost                                  $   756         $   622
=============================================================================


                                                     Year Ended December 31,
                                                 1999           1998            1997
Weighted-Average Assumptions as of
   December 31:
      Discount rate                             7.50%          7.50%           7.50%
      Expected return on plan assets            8.00%          8.00%           8.00%
      Rate of compensation increase             5.00%          5.00%           5.00%

(In thousands of dollars)
   Service cost                              $    416       $    333         $   289
   Interest cost                                  492            436             386
   Expected return on plan assets                (542)          (459)           (390)
   Amortization of prior service cost               1              1               1
   Amortization of transition asset               (33)           (33)            (33)
   Recognized net actuarial loss                    -             14              23
------------------------------------------------------------------------------------
          Net periodic benefit cost          $    334        $   292         $   276
====================================================================================

Expenses incurred and charged against operations with regard to all of the Corporation's retirement plans were as follows:

                                       Year Ended December 31,
(In thousands of dollars)          1999           1998            1997
                                   -----------------------------------
Pension                         $   334        $   292         $   276
Profit-sharing                      174            191             171
----------------------------------------------------------------------
          Total                 $   508        $   483         $   447
======================================================================

NOTE 17 - POST-RETIREMENT BENEFITS:

The following sets forth the plan's funded status and amounts recognized in the Corporation's accompanying consolidated financial statements at December 31, 1999 and 1998:

In thousands of dollars)                                    1999        1998
                                                            ----------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year               $   481      $  477
   Interest cost                                              34          35
   Actuarial loss                                             31          (2)
   Benefits paid                                             (30)        (33)
----------------------------------------------------------------------------
   Benefit obligation at end of year                         516         481
Change in Plan Assets:
   Fair value of plan assets at beginning of year              -           -
   Employer contribution                                      30          33
   Benefits paid                                             (30)        (33)
----------------------------------------------------------------------------
   Fair value of plan assets at end of year                    -           -
Funded status                                               (516)       (481)
Unrecognized net actuarial gain                              (63)       (125)
Unrecognized transition obligation                           410         442
----------------------------------------------------------------------------
Accrued benefit cost                                     $  (169)     $ (164)
============================================================================

                                                  Year Ended December 31,
                                                 1999      1998      1997
                                                 ----      ----      ----
Weighted-Average Assumptions as of
   December 31:
      Discount rate                             7.50%     7.50%      7.50%
      Expected return on plan assets              N/A       N/A        N/A

For measurement purposes, a 13 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993. The rate was assumed to decrease gradually to 5 percent for 1999 and remain at that level thereafter.

                                                            Year Ended December 31,
(In thousands of dollars)                              1999           1998           1997
                                                       ----           ----           ----
Components of Net Periodic Benefit Cost:
   Interest cost                                   $     34        $    35         $    39
   Amortization of transition obligation                 32             31              31
   Recognized net actuarial gain                        (31)           (33)            (13)
------------------------------------------------------------------------------------------
          Net periodic benefit cost                $     35        $    33         $    57
==========================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-Percentage-       1-Percentage-
                                                           Point Increase      Point Decrease
                                                           --------------      --------------
Effect on total of service and interest cost components       $  4,000            $  (3,000)
Effect on post-retirement benefit obligation                    49,000              (43,000)

NOTE 18 - STOCK-BASED COMPENSATION PLANS:

During 1992 and 1996, the Corporation adopted stock options plans covering certain of its officers and key employees. Options under both plans may not be exercised in whole or in part within one year following the date of the grant of the options, and thereafter become exercisable in 25% increments over the next four years. The exercise price of the options may not be less than fair market value of the common stock on the date of the grant. No options may be exercised after five years from the date of the grant. No options were granted under the 1992 plan after March 12, 1997, at which time the plan terminated. The final options outstanding under the 1992 plan were exercised during the current year. FirstBanc adopted stock option plans in 1987 and 1996 covering certain of its officers and non-employee directors. A committee of its Board of Directors determined the periods of vesting and exercise. However, vesting was accelerated in connection with the merger with FirstBanc.

During the current year, the Corporation adopted the First National Corporation 1999 Stock Option Plan, under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant, they have a term of no more than ten years, and they may be exercised at any time prior to expiration. As of December 31, 1999, no options had been granted under this plan.

Activity in the Corporation's stock option plans is summarized below. All information has been retroactively restated to reflect stock dividends and stock splits.

                                             1999                             1998                           1997
                                             ----                             ----                           ----
Outstanding, January 1              269,840       $  10.06          255,005      $   9.23          346,699        $  8.41
Granted                               9,400       $  26.25           19,727      $  22.15           12,465        $ 16.73
Exercised                          (141,801)      $   6.96           (4,756)     $  11.03          (88,259)       $  7.20
Expired                              (5,449)      $   5.51             (136)     $   8.43          (15,900)       $  6.13
Outstanding, December 31            131,990       $  14.74          269,840      $  10.06          255,005        $  9.23
Exercisable, December 31             82,852       $  12.70          160,841      $   8.16          142,646        $  7.20
Weighted-average fair value
   of options granted during
   the year                        $   6.65                        $   5.76                       $   6.27


Information pertaining to options outstanding at December 31, 1999, is as follows:

                                    Options Outstanding                      Options Exercisable
                                    -------------------                      -------------------
                                        Weighted
                                         Average          Weighted                        Weighted
                                        Remaining          Average                         Average
Range of Exercise       Number         Contractual        Exercise        Number          Exercise
     Prices           Outstanding         Life              Price       Outstanding         Price
     $ 11.69            101,640         1.4 years          $ 11.69         76,239          $ 11.69
 $ 22.73-$ 28.00         30,350         3.7 years          $ 24.97          6,613          $ 24.33
                        131,990                                            82,852

The Corporation has entered into a Restricted Stock Agreement with its chief executive officer. The agreement grants to the officer 10,888 shares of restricted common stock conditioned upon continued employment. The options vest free of restrictions as follows: 25% in 1999, 25% in 2001, and 50% in 2003. Termination of employment prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed as chief executive officer, the officer will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change of control of the Corporation or upon the death of the officer. The weighted average fair value of the shares granted under this agreement was $6.34 at the date of the grant.

The fair value of the options granted and the stock issued was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              Year Ended December 31,
                                         1999           1998           1997
                                         ----           ----           ----
Dividend yield                           2.3%           1.7%            2.5%
Expected life                         5 years        5 years       6-7 years
Expected volatility                     24.0%          21.0%           22.0%
Risk-free interest rate                5.875%         4.700%          6.000%

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                            Year Ended December 31,
                                                      1999           1998           1997
                                                      ----           ----           ----
Net income                   As reported           $   7,940      $   8,271      $   7,413
                             Pro forma             $   7,765      $   8,115      $   7,258

Earnings per share           As reported           $    1.14      $    1.24      $    1.14
                             Pro forma             $    1.11      $    1.21      $    1.11

Earnings per share -         As reported           $    1.13      $    1.21      $    1.11
   Assuming dilution         Pro forma             $    1.10      $    1.18      $    1.09

NOTE 19 - LEASE COMMITMENTS:

The Corporation's subsidiaries were obligated at December 31, 1999, under certain noncancelable operating leases extending to the year 2013 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events.

Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

                   (In thousands of dollars)

                   Year Ending December 31,
                             2000                          $ 1,011,000
                             2001                            1,007,000
                             2002                              973,000
                             2003                              856,000
                             2004                              182,000
                          Later years                          919,000
                                                           -----------
                             Total                         $ 4,948,000
                                                           ===========

Total rental expense for the years ended December 31, 1999, 1998, and 1997 was $1,881,000, $352,000, and $235,000, respectively.

NOTE 20 - CONTINGENT LIABILITIES:

The Corporation and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Corporation's consolidated Financial position or results of operations.

NOTE 21 - RELATED PARTY TRANSACTIONS:

During 1999 and 1998, the Corporation's banking subsidiaries had loan and deposit relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $10,429,000 and $10,458,000 at December 31, 1999 and 1998, respectively. During 1999, $1,664,000 of new loans were made to this group while repayments of $2,109,000 were received during the year. Other changes, which included loans outstanding to new or former officers and directors, resulted in a increase of $416,000.

Related party deposits totaled approximately $10,113,000 and $11,398,000 at December 31, 1999 and 1998, respectively.

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands of dollars)                  1999                    1998
                                           ----                    ----
Commitments to extend credit            $  126,333              $  111,645
--------------------------------------------------------------------------
Standby letters of credit and
    financial guarantees                $    1,983              $    2,942
--------------------------------------------------------------------------

COMMITMENTS TO EXTEND CREDIT:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The banking subsidiaries evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees.

STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES:

Standby letters of credit and financial guarantees are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Essentially all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS:

The carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES:

Securities available-for-sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Securities held-to-maturity are valued at quoted market prices or dealer quotes.

LOANS:

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

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The fair value of federal funds purchased and securities sold under agreements to repurchase is estimated based on the current rates offered for borrowings of the same remaining maturities.

NOTES PAYABLE:

The carrying amount of short-term borrowings is a reasonable estimate of fair value. The fair value of long-term borrowings is estimated using discounted cash flow analysis and the Corporation's current incremental borrowing rates for similar types of instruments.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL
GUARANTEES:

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

The estimated fair value of the Corporation's financial instruments at December 31, 1999 and 1998, are as follows:

                                                         1999                                           1998
                                               Carrying             Fair                      Carrying              Fair
                                                Amount              Value                      Amount               Value
                                                ------              -----                      ------               -----
(In thousands of dollars)

Financial assets:
   Cash and cash
     equivalents                             $   41,327          $   41,327                  $   35,107          $   35,107
   Investment securities                        195,572             194,833                     206,137             207,213
   Loans:
     Loans                                      610,541             599,042                     493,144             497,520
     Less, allowance for loan
        losses                                   (7,886)             (7,886)                     (6,934)             (6,934)
---------------------------------------------------------------------------------------------------------------------------
          Net loans                             602,655             591,156                     486,210             490,586
Financial liabilities:
   Deposits                                     689,665             688,683                     611,891             613,156
   Federal funds purchased
     and securities sold under
     agreements to repurchase                    76,400              76,400                      52,150              52,150
   Notes payable                                 26,750              27,053                       6,350               6,419
Unrecognized financial
   instruments:
     Commitments to extend credit               126,333             123,954                     111,645             112,636
     Standby letters of credit                    1,983               1,983                       2,942               2,942


NOTE 24 - REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 1999 and 1998, that the Corporation and its subsidiaries met all capital adequacy requirements to which they are subject.

As of their most recent regulatory examinations, the Corporation and its subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the institutions' category.

Actual capital amounts and ratios are also presented in the table.

                                                                                                       Minimum To Be Well
                                                                                                        Capitalized Under
                                                                              Minimum Capital           Prompt Corrective
(In thousands of dollars)                              Actual                   Requirement             Action Provisions
                                               ---------------------------------------------------------------------------
                                                  Amount       Ratio        Amount       Ratio          Amount       Ratio
At December 31, 1999:
   Total capital (to risk weighted assets):
    Consolidated                               $  80,560      13.95%      $  46,199      8.00%       $  57,749      10.00%
    First National Bank                           65,577      13.10%         40,041      8.00%          50,052      10.00%
    National Bank of York County                   6,043      11.87%          4,072      8.00%           5,091      10.00%
    Florence County National Bank                  4,149      14.95%          2,220      8.00%           2,775      10.00%
   Tier I Capital (to risk weighted assets):
    Consolidated                               $  73,333      12.70%      $  23,100      4.00%       $  34,649       6.00%
    First National Bank                           59,313      11.85%         20,021      4.00%          30,031       6.00%
    National Bank of York County                   5,406      10.62%          2,036      4.00%           3,054       6.00%
    Florence County National Bank                  3,873      13.96%          1,110      4.00%           1,665       6.00%

At December 31, 1999 (Continued):
   Tier I Capital (to average assets):
    Consolidated                               $  73,333       8.64%      $  33,934      4.00%       $  42,418       5.00%
    First National Bank                           59,313       8.04%         29,501      4.00%          36,877       5.00%
    National Bank of York County                   5,406       7.63%          2,836      4.00%           3,545       5.00%
    Florence County National Bank                  3,873      10.94%          1,416      4.00%           1,771       5.00%

At December 31, 1998:
   Total capital (to risk weighted assets):
    Consolidated                               $  77,352      16.02%      $  38,623      8.00%       $  48,279      10.00%
    First National Bank                           64,762      15.20%         34,092      8.00%          42,615      10.00%
    National Bank of York County                   4,468      10.93%          3,269      8.00%           4,086      10.00%
    Florence County National Bank                  4,268      24.33%          1,403      8.00%           1,754      10.00%
   Tier I Capital (to risk weighted assets):
    Consolidated                               $  71,354      14.78%      $  19,311      4.00%       $  28,967       6.00%
    First National Bank                           59,463      13.95%         17,046      4.00%          25,569       6.00%
    National Bank of York County                   4,019       9.84%          1,634      4.00%           2,452       6.00%
    Florence County National Bank                  4,180      23.83%            702      4.00%           1,052       6.00%
   Tier I Capital (to average assets):
    Consolidated                               $  71,354       9.37%      $  30,461      4.00%       $  38,076       5.00%
    First National Bank                           59,463       8.99%         26,455      4.00%          33,069       5.00%
    National Bank of York County                   4,019       6.63%          2,426      4.00%           3,032       5.00%
    Florence County National Bank                  4,180      15.29%          1,094      4.00%           1,367       5.00%

NOTE 25 - FIRST NATIONAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL
INFORMATION:

First National Corporation's condensed balance sheets at December 31, 1999 and 1998, and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 1999, are presented below. The condensed financial statements have been restated for all period presented to reflect the merger with FirstBanc, which was accounted for as a pooling-of-interests.

                                                                          December 31,
(In thousands of dollars)                                             1999           1998
                                                                      ----           ----
Balance Sheets - Parent only:
Assets:
    Cash                                                          $    1,264     $    2,535
    Investment securities available-for-sale                             348          3,654
    Investment in subsidiaries                                        73,524         69,672
    Premises and equipment                                                85            102
    Other assets                                                         598            462
-------------------------------------------------------------------------------------------
       Total assets                                               $   75,819     $   76,425
===========================================================================================
Liabilities:
    Notes payable                                                 $        -     $    2,100
Shareholders' equity                                                  75,819         74,325
-------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity              $   75,819     $   76,425
===========================================================================================


                                                                 Year Ended December 31,
(In thousands of dollars)                                   1999           1998            1997
                                                            ----           ----            ----

Statements of Income:
Income:
    Dividends from subsidiaries                        $   5,227      $   5,378       $   2,154
    Gain on sale of securities available-for-sale            204              -               -
    Interest and dividends                                   145            114             177
    Other income                                              18             26               -
-----------------------------------------------------------------------------------------------
       Total income                                        5,594          5,518           2,331
-----------------------------------------------------------------------------------------------
Expenses:
    Interest                                                  51             54               -
    Other general                                            592            278             454
-----------------------------------------------------------------------------------------------
       Total expenses                                        643            332             454
-----------------------------------------------------------------------------------------------
Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                 4,951          5,186           1,877
Applicable income tax benefit                                137             63             107
Equity in undistributed earnings of
    subsidiaries                                           2,852          3,022           5,429
-----------------------------------------------------------------------------------------------
           Net income                                  $   7,940      $   8,271       $   7,413
===============================================================================================

                                                                    Year Ended December 31,
(In thousands of dollars)                                      1999           1998            1997
                                                               ----           ----            ----
Statements of Cash Flows - Parent only:
   Cash flows from operating activities:
      Net income                                           $  7,940      $   8,271        $  7,413
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and amortization                           19             40              19
         Discount accretion                                    (126)          (161)           (153)
         Gain on sale of securities available-for-sale         (204)             -               -
         Increase in other assets                              (387)           (89)           (184)
         Increase in other liabilities                          244             28               9
         Undistributed earnings of subsidiaries              (2,852)        (3,022)         (5,429)
--------------------------------------------------------------------------------------------------
         Net cash provided by operating
           activities                                         4,634          5,067           1,675
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of investment
      securities available-for-sale                             309          6,537               -
   Proceeds from maturities of investment
      securities available-for-sale                           5,430          2,328           9,000
   Purchases of investment securities
      available-for-sale                                     (6,302)        (7,680)         (9,224)
   Purchases of premises and equipment                           (3)           (29)            (26)
   Proceeds from sale of premises and
      equipment                                                   -              -              24
   Investment in subsidiaries                                (1,000)        (9,633)              -
--------------------------------------------------------------------------------------------------
         Net cash used by
           investing activities                              (1,566)        (8,477)           (226)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of debt                                 -          2,100               -
   Repayment of debt                                         (2,100)             -               -
   Cash dividends paid                                       (3,187)        (2,538)         (2,059)
   Common stock issuance                                        635          5,873               6
   Stock options exercised                                      313             38             607
--------------------------------------------------------------------------------------------------
         Net cash provided (used) by
           financing activities                              (4,339)         5,473          (1,446)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash  equivalents        (1,271)         2,063               3
Cash and cash equivalents at beginning
   of year                                                    2,535            472             469
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $  1,264      $   2,535        $    472
==================================================================================================

Supplementary financial information regarding the Company is incorporated herein by reference to the information in Table 11 of Item 7 above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

    Not applicable


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

    The information required by this item is incorporated herein by reference to the information under the caption "Election of Directors" on pages 4 and 5 of the definitive proxy statement of the Company to be filed in connection with the Company's 2000 Annual Meeting of the Shareholders.


Item 11.      Executive Compensation

    The information required by this item is incorporated herein by reference to the information under the captions "Executive Compensation," "Employment Agreement," "Stock Options," "Defined Benefit Pension Plan" and "Election of Directors -- Compensation of Directors" on pages 6 through 9, and 11 of the definitive proxy statement of the Company to be filed in connection with the Company's 2000 Annual Meeting of Shareholders.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" on pages 3 and 4 of the definitive proxy statement of the Company to be filed in connection with the Company's 2000 Annual Meeting of Shareholders.


Item 13.      Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 13 of the definitive proxy statement of the Company to be filed in connection with the Company's 2000 Annual Meeting of Shareholders.


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

         2.   Financial Schedules Filed:  None

         3.   Exhibits

                  Exhibit No.   Description of Exhibit

                      2.1 Merger Agreement, dated March 4, 1999, between First National Corporation and
                                FirstBancorporation, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-80047).

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

                     10.6* First National Corporation 1999 Stock Option Plan (incorporated by reference to Registrant's Registration Statement From S-8. Registration No. 333-33092)

                      13        1999 Annual Report to Shareholders

                      21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

                      23        Consent of J. W. Hunt and Company, LLP.

                      27        Financial Data Schedule.

*    Denotes a management compensatory plan or arrangement.

(b) No reports were filed on Form 8-K during the fourth quarter of 1999.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orangeburg and State of South Carolina, on the 30th day of March, 2000.

                                           First National Corporation


                                       By  /S  C. John Hipp, III
                                           -------------------------------------
                                           C. John Hipp, III
                                           President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2000.


                                           /S  C. John Hipp, III
                                           -------------------------------------
                                           C. John Hipp, III
                                           President and Chief Executive Officer


                                           /S  W. Louis Griffith
                                           -------------------------------------
                                           W. Louis Griffith
                                           Chief Financial Officer


                                           /S  Colden R. Battey, Jr.
                                           -------------------------------------
                                           Colden R. Battey, Jr.
                                           Director


                                           /S  Charles W. Clark
                                           -------------------------------------
                                           Charles W. Clark
                                           Director


                                           /S  William W. Coleman, Jr.
                                           -------------------------------------
                                           William W. Coleman, Jr.
                                           Director


                                           /S  Dwight W. Frierson
                                           -------------------------------------
                                           Dwight W. Frierson
                                           Director


                                           /S   John L. Gramling, Jr.
                                           -------------------------------------
                                           John L. Gramling, Jr.
                                           Director


                                           /S  Richard L. Gray
                                           -------------------------------------
                                           Richard L. Gray
                                           Director

                                           /S  Robert R. Hill, Jr.
                                           -------------------------------------
                                           Robert R. Hill, Jr.
                                           Director


                                           /S    Robert R. Horger
                                           -------------------------------------
                                           Robert R. Horger
                                           Director


                                           /S   Harry M. Mims, Jr.
                                           -------------------------------------
                                           Harry M. Mims, Jr.
                                           Director


                                           /S Ralph W. Norman
                                           -------------------------------------
                                           Ralph W. Norman
                                           Director


                                           /S  Anne H. Oswald
                                           -------------------------------------
                                           Anne H. Oswald
                                           Director


                                           /S   Samuel A. Rodgers
                                           -------------------------------------
                                           Samuel A. Rodgers
                                           Director


                                           /S    James W. Roquemore
                                           -------------------------------------
                                           James W. Roquemore
                                           Director


                                           /S    Walter L. Tobin
                                           -------------------------------------
                                           Walter L. Tobin
                                           Director


                                           /S     Johnny E. Ward
                                           -------------------------------------
                                           Johnny E. Ward
                                           Director


                                           /S   A. Dewall Waters
                                           -------------------------------------
                                           A. Dewall Waters
                                           Director


                                           /S   Cathy Cox Yeadon
                                           -------------------------------------
                                           Cathy Cox Yeadon
                                           Director

                                  EXHIBIT INDEX

                 Exhibit No.            Description of Exhibit

                     13                 1999 Annual Report to Shareholders

                     23                 Consent of J. W. Hunt and Company, LLP.

                     27                 Financial Data Schedule.