Form 10-Q
period 2000-03-31
FIRST NATIONAL CORP /SC/
filed 2000-05-15
CIK 764038

FIRST NATIONAL CORPORATION
                      Financial Statements

                          (Form 10-Q)

                         March 31, 2000

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended MARCH 31, 2000         Commission File Number 0-13663

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

                                 YES X  NO

  Indicate the number of shares outstanding of each of issuer's class of securities.

                      CLASS                  OUTSTANDING as of March 31, 2000
       Common Stock, $2.50 par value                 7,041,101

                          FIRST NATIONAL CORPORATION

                                     INDEX

  Part I:   Financial Information

            Item 1 - Financial Statements

                 Condensed Consolidated Balance Sheet -
                 March 31, 2000 and December 31, 1999

                 Condensed Consolidated Statements of Changes in Shareholders' Equity -
                 Three Months Ended
                 March 31, 2000 and 1999

                 Condensed Consolidated Statement of Income -
                 Three Months Ended
                 March 31, 2000 and 1999

                 Condensed Consolidated Statement of Cash Flows -
                 Three Months Ended
                 March 31, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements


            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations

  Part II:  Other Information

            Item 1 - Legal Proceedings

            Item 6 - Exhibits and Reports on Form 8-K

                 (a) Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K: None

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements

                  FIRST NATIONAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands of dollars, except par value)


                                                   03/31/2000     12/31/1999
                                                  (Unaudited)       (Note 1)
                                   ASSETS

Cash and cash equivalents:
 Cash and due from banks                           $ 32,409         $ 39,479
 Interest-bearing deposits with banks                   849            1,848
         Total cash and cash equivalents             33,258           41,327
Investment securities:
 Held-to-maturity (fair value of 43,317
  in 2000 and $46,529 in 1999)                       44,288           47,268
 Available-for-sale                                 149,672          148,304
         Total Investment securities                193,960          195,572
Loans                                               653,103          613,961
 Less, unearned income                               (3,798)          (3,420)
 Less, allowance for loan losses                     (8,074)          (7,886)
         Loans, net                                 641,231          602,655
Premises and equipment, net                          15,963           15,693
Other assets                                         18,605           17,151

         Total assets                              $903,017         $872,398

                     LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing                               $117,428         $105,018
 Interest-bearing transaction accounts              617,694          584,647
         Total deposits                             735,122          689,665
Federal funds purchased and securities
  sold under agreement to repurchase                 59,170           76,400
Notes payable                                        26,750           26,750
Other liabilities                                     5,035            3,764
         Total liabilities                          826,077          796,579

Shareholders' equity:
 Common stock - $2.50 par value; authorized
  40,000,000 shares; issued and outstanding
  7,041,101 shares                                   17,603           17,603
 Surplus                                             47,666           47,666
 Retained earnings                                   15,131           13,496
 Accumulated other comprehensive loss                (3,460)          (2,946)
         Total shareholders' equity                  76,940           75,819

         Total liabilities & shareholders' equity  $903,017         $872,398

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                  FIRST NATIONAL CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                             (Dollars in thousands)

                                                                         Accumulated
                                                                           Other
                                 Common Stock                Retained   Comprehensive
                                Shares   Amount   Surplus    Earnings   Income(Loss)    Total

BALANCE, DECEMBER 31, 1998    6,899,679 $ 17,249 $ 47,072    $ 8,743   $    1,261     $ 74,325

Comprehensive income:

  Net income                          -        -        -      2,223            -        2,223

  Change in net unrealized
    gain (loss) on securities
    available-for-sale, net of
    tax effects                       -        -        -          -       (1,014)      (1,014)

      Total comprehensive income      -        -        -          -             -       1,209

Cash dividends declared at
 $.13 per share                       -        -        -       (758)            -        (758)

Common stock issued             106,466      266      347          -             -         613

BALANCE, MARCH 31, 1999       7,006,145   17,515   47,419      10,208          247      75,389

BALANCE, DECEMBER 31, 1999    7,041,101 $ 17,603 $ 47,666    $ 13,496  $    (2,946)   $ 75,819

Comprehensive income:

  Net income                          -        -        -       2,550             -      2,550

  Change in net unrealized
    gain (loss) on securities
    available-for-sale, net of
    tax effects                       -        -        -           -          (514)      (514)

      Total comprehensive income                                                         2,036

  Cash dividends declared at
   $.13 per share                     -        -        -        (915)            -       (915)

  BALANCE, MARCH 31, 2000     7,041,101  $ 17,603 $ 47,666   $ 15,131   $    (3,460)   $76,940

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                    FIRST NATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (In thousands of dollars, except per share date)

                                                     Three Months Ended
                                                  03/31/2000     03/31/1999

Interest income:
  Loans, including fees                             $14,047        $11,001
  Investment securities:
    Taxable                                           2,324          2,694
    Nontaxable                                          471            445
  Federal funds sold                                     94            122
  Deposits with banks                                    14              -
      Total interest income                          16,950         14,262
Interest expense:
  Interest on deposits                                5,729          4,762
  Federal funds purchased and securities
    sold under agreements to repurchase                 970            689
  Notes payable                                         430            266
      Total interest Expense                          7,129          5,717
Net interest income:
  Net interest income                                 9,821          8,545
Provision for loan losses                               318            347
Net interest income after provision
        for loan losses                               9,503          8,198
Noninterest income:
  Service charges on deposit accounts                 1,788          1,380
  Other service charges and fees                        800            922
  Gain on sale of securities available-
    for-sale                                              1            202
  Other income                                           12             26
      Total noninterest income                        2,601          2,530
Noninterest expense:
  Salaries and employee benefits                      4,516          4,300
  Net occupancy expense                                 486            511
  Furniture & equipment expense                         845            623
  Other expense                                       2,482          2,006
      Total noninterest expense                       8,329          7,440
Earnings:
  Income before provision for income taxes            3,775          3,288
  Provision for income taxes                          1,225          1,065

      Net income                                     $2,550         $2,223

Earnings per share:
  Basic                                               $0.36          $0.31

  Diluted                                             $0.36          $0.30

  Cash dividends per common share                     $0.13          $0.13

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                         (In thousands of dollars)

                                                      Three Months Ended
                                                   03/31/2000  03/31/1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 2,550       $ 2,223
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                        377           451
   Provision for loan losses                            187           347
   Deferred income taxes                                302             -
   Gain on sale of securities available-for-sale         (1)         (202)
   Net amortization of investment securities             14           141
   Net change in:
    Miscellaneous other assets                       (1,453)         (174)
    Miscellaneous other liabilities                   1,271           217
     Net cash provided by operating activities        3,247         3,003

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment securities
  available-for-sale                                  6,977           309
 Proceeds from maturities of investment
  securities held-to-maturity                         2,943         2,256
 Proceeds from maturities of investment
  securities available-for-sale                       2,204        31,044
 Purchases of investment securities held-to-
  maturity                                                -        (2,408)
 Purchases of investment securities available-
  for-sale                                          (11,342)      (58,296)
 Net increase in customer loans                     (38,764)      (22,094)
 Recoveries of loans previously charged off               -            60
 Proceeds from sale of other real estate                  -            12
 Purchases of premises and equipment                   (647)          (34)
 Proceeds from sale of premises and equipment             -          (899)
     Net cash used by investing activities          (38,629)      (50,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts,
  savings accounts and certificates of deposit       45,458        16,685
 Net increase (decrease) in federal funds
  purchased and securities sold under agreements
  to repurchase                                     (17,230)       13,256
 Proceeds from issuance of debt                           -        20,000
 Common stock issuance                                    -           105
 Dividends paid                                        (915)         (758)
 Stock options exercised                                  -           508
     Net cash provided by financing activities       27,313        49,796

NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS  $(8,069)      $ 2,749

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     41,327        35,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $33,258       $37,856

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         FIRST NATIONAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

Note 1 - Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All prior period information has been restated to reflect the merger with FirstBancorporation, Inc., which was accounted for as a pooling-of-interests. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    The condensed consolidated balance sheet at December 31, 1999, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    The information contained in the consolidated financial statements and accompanying footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Corporation's consolidated financial statements.

Note 3 - Earnings Per Share:

    Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average basic shares outstanding for the three months ended March 31, 2000 and 1999 were 7,041,101 and 6,920,255 respectively.
    Weighted-average diluted shares outstanding for the three months ended March 31, 2000 and 1999 were 7,070,494 and 7,005,437, respectively.

    Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

    In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 2000, commitments to extend credit and standby letters of credit totaled $135,879,000. The Corporation does not anticipate any material losses as a result of these transactions.

                        FIRST NATIONAL CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    First National Corporation (the "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Corporation owns 100% of First National Bank, a national bank which opened for business in 1932, 100% of National Bank of York County, a national bank which opened for business in 1996, 100% of Florence County National Bank, a national bank which opened for business in 1998, and 90% of CreditSouth Financial Services Corporation, an upscale finance company which opened for business in 1998. The Corporation engages in no significant operations other than the ownership of its subsidiaries.

    Some of the major services which the Corporation provided through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Corporation has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Corporation. The Corporation does not have foreign loans.

    For the first quarter of 2000, the Corporation had consolidated net income of $2,550,000, an increase of 14.7 percent over the $2,223,000 earned in the same period last year. There are not any material nonrecurring items. Diluted earnings per share increased 20 percent growing to $.36 for the quarter ended March 31, 2000, when compared to $.30 for the same period on 1999. Annualized returns on average assets and returns on average shareholders' equity for the three month period ended March 31, 2000, without nonrecurring items, were 1.15 percent and
13.39 percent respectively, compared to 1.09 percent and 11.43 percent respectively, for the same period in 1999.

NET INTEREST INCOME

    For the first quarter 2000, net interest income was $9,821,000 compared to $8,545,000 for the same period in 1999. This is an increase of $1,276,000 or 14.9 percent. This increase resulted from a 26.1 percent increase in loan outstandings, net of unearned income, when compared to the first three months of 1999.

Management's Discussion Continued...

    The yield on a major portion of the Corporation's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 1999, the year to date taxable equivalent yield on earning assets was 7.22 percent. During the same period in 2000, the yield increased to 8.23 percent or an increase of 101 basis points. The cost of the liabilities used to support these earning assets increased 67 basis points from 3.32 percent in 1999 to 3.99 percent in 2000. Yields on earning assets increased more rapidly than interest rates paid on interest-bearing liabilities.

    For the first three months net interest margins decreased from 4.71 percent in 1999 to 4.55 percent in the first quarter of 2000. The impact of interest-free funds for the first quarter of 2000 was 0.56 percent, compared to 0.75 percent for 1999.

    The largest category of earning assets is loans. At the end of the first quarter, March 31, 2000, loans outstanding, less unearned income, were $649,305,000 compared to $610,541,000 at December 31, 1999. This represents an increase of $38,764,000 or 6.3 percent. For the first quarter ended March 31, 2000 interest and fees on loans were $14,047,000 compared to $11,001,000 for the comparable period in 1999, an increase of $3,046,000 or 27.79 percent.

    For the three months ended March 31, 2000, loans averaged $633,532,000 and yielded 8.86 percent on a taxable equivalent basis compared to $541,434,000 with a taxable equivalent yield of 8.81 percent or an increase of 5 basis points compared to the year ended December 31, 1999.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

    At March 31, 2000, investment securities were $193,960,000 compared to $195,572,000 at December 31, 1999. The investment portfolio remained about the same during this period.

    For the first quarter ended March 31, 2000, investment income was $2,795,000 compared with $3,139,000 for the comparable period in 1999, a net decrease of $344,000 or 11.0 percent.

    For the first quarter 2000, investment securities averaged
$194,766,000 and yielded 6.39 percent on a taxable equivalent basis, compared to $226,329,000 with a yield of 5.85 percent for the year ended December 31, 1999, resulting in a 54 basis point increase in yield.

    As of March 31, 2000, the Corporation had unrealized losses in the U S Treasury and agency portfolio, denoted as held-to-maturity, of $42,000 and in the municipal portfolio $929,000.

Management's Discussion Continued...

    At March 31, 2000, the Corporation showed a net unrealized loss of approximately $5,492,000 on the $149,672,000 of securities denoted as available-for-sale.

    For the three months ended March 31, 2000, the Corporation had a $1,000 realized gain due to called agency bonds and the sale of investment securities.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

    During the first three months of 2000, interest-bearing liabilities averaged $701,739,000 and carried an average rate of 3.99 percent. This compares to an average level of $626,815,000 with a rate of 3.82 percent for 1999 or an increase of 17 basis points. Approximately half of these interest-bearing liabilities have fixed rates. They are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three month period ended March 31, 2000 was $318,000 compared to $347,000 for the same period in 1999 which represents a 8.4 percent decrease. The allowance for loan losses was $8,074,000 or 1.24 percent of outstanding loans at March 31, 2000 compared to 1.29 percent of outstanding loans at year-end 1999.

    To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended March 31, 2000, other real estate owned was $484,000 compared to $227,000 at December 31, 1999. This increase resulted from the foreclosure of real estate properties.

    Management anticipates that the level of charge-offs for 2000 will be near the levels of 1999. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Corporation's market area could affect these levels.

NON-INTEREST INCOME AND EXPENSE

    Non-interest income for the first quarter of 2000 was $2,601,000 compared to $2,530,000 for the same period in 1999, representing an increase of $71,000 or 2.8 percent. This increase is primarily attributed to deposit account service charges and other service charges, fees, and commissions. Mortgage loan origination income decreased from 1999 levels. It is also noted that the first quarter for 1999 included $202,000 gains on sale of securities as compared to $1,000 gain in the quarter ending March 31, 2000.

Management's Discussion Continued...

    Non-interest expense for the first quarter of 2000 was $8,329,000 compared to $7,440,000 for the same period in 1999, representing an increase of $889,000 or 12.0 percent. Salaries and employee benefits for the first quarter ended March 31, 2000, increased $216,000 or 5.0 percent compared to the same period in 1999. Occupancy expense along with furniture and equipment expense increased $197,000 or 17.4 percent for the first quarter for 2000 compared to the same period in 1999. These increases can be largely attributed to an increase in both building and furniture and equipment depreciation expense, maintenance and repairs on buildings as well as an increase in equipment rental/lease expense. Rental/lease expense increases resulted from the investment in a new computer system for First National Corporation. Other expenses increased $476,000 or 23.7 percent for the first quarter of 2000 compared to the same period in 1999. This increase in other expenses is attributable to factors related to increased number of personnel, increased amortization of intangibles, and professional services.

NET INCOME

    Net income was up 14.7 percent for the first quarter of 2000 when compared to the same period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

    To date, the capital needs of the Corporation have been met through the retention of earnings less cash dividends. At the end of the first quarter 2000, shareholders' equity was $76,940,000 compared to $75,819,000 at December 31, 1999.

    The Corporation and its subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995 Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 risk weighted asset capital ratio at March 31, 2000 was 12.53 percent compared to 12.70 percent at December 31, 1999. The total risk weighted asset capital ratio was 13.88 percent at March 31, 2000 compared to 13.95 percent at December 31, 1999.

    In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At March 31, 2000, First National Corporation's leverage ratio was 8.46 percent, compared to 8.64 percent at December 31, 1999. First National Corporation's ratio exceeds the minimum standards by substantial margins.

Management's Discussion Continued...

    Liquidity is the ability of the Corporation to meet its cash flow requirements which arise primarily from withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally changes in the earning asset mix are of a longer term nature and are not utilized for day-to-day Corporation liquidity needs.

    The Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Corporation's use of federal funds purchased and securities sold under agreement to repurchase. Additional liquidity can be secured from lines of credit extended to the Corporation from its correspondent banks. Management feels that its liquidity position is adequate.

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


                                  FIRST NATIONAL CORPORATION



Date: March 15, 2000               C. John Hipp, III
                                   Chief Executive Officer






Date: March 15, 2000               Richard C. Mathis
                                   Principal Accounting Officer and
                                   Chief Financial Officer

                               EXHIBIT INDEX


Exhibit No.        Description of Exhibit


  27               Financial Data Schedule