Form 10-K405/A
period 1999-12-31
FIRST NATIONAL CORP /SC/
filed 2000-06-28
CIK 764038

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

                        COMMISSION FILE NUMBER 001-12669

                           FIRST NATIONAL CORPORATION
             ------------------------------------------------------
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


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at June 27, 2000 was $110,957,202 based on the closing sale price of $17.38 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of June 27, 2000 was 7,041,101.

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 for the purpose of filing the following exhibit:

The exhibit listed below and attached hereto is hereby added to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         Exhibit
         -------

         (99) First National Bank Employees' Savings Plan Annual Report on Form 11-K for the year ended December 31, 1999.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           First National Corporation


                                           By:   /s/ Richard C. Mathis
                                                 -------------------------------
                                                 Richard C. Mathis
                                                 Chief Financial Officer


Dated:  June 28, 2000