Form 10-Q
period 2000-06-30
FIRST NATIONAL CORP /SC/
filed 2000-08-14
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                              June 30, 2000

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 2000            Commission File Number 0-13663

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


               CLASS                    OUTSTANDING as of June 30, 2000
    Common Stock, $2.50 par value                     7,041,101

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of Changes
               In Shareholders' Equity -
               Six Months Ended
               June 30, 2000 and 1999

               Condensed Consolidated Statements of Income -
               Three and Six Months Ended
               June 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended
               June 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports on Form 8-K

               (A) Exhibit 27 - Financial Data Schedule

               (B) Reports on Form 8-K: None

                PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except par value)

                                                    6-30-00         12-31-99
                                                   (Unaudited)       (Note 1)

                                   ASSETS

Cash and cash equivalents:
 Cash and due from banks                            $35,761          $39,479
 Interest-bearing deposits with banks                   343            1,848
     Total cash and cash equivalents                 36,104           41,327
Federal funds sold and securities purchased          62,000                -

Investment securities:
 Held-to-maturity (fair value of $41,858
  in 2000 and $46,529 in 1999)                       42,754           47,268
 Available-for-sale                                 145,782          148,304
     Total investment securities                    188,536          195,572
Loans                                               687,389          613,961
Less, unearned income                                (3,772)          (3,420)
 Less, allowance for loan losses                     (8,361)          (7,883)
     Loans, net                                     675,256          602,655
Premises and equipment, net                          16,467           15,693
Other assets                                         19,300           17,151

     TOTAL ASSETS                                  $997,663         $872,398

                     LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing                               $116,227         $105,018
 Interest-bearing transaction accounts              622,420          584,647
     Total deposits                                 738,647          689,665
Federal funds purchased & securities
 sold under agreements to repurchase                151,840           76,400
Notes payable                                        23,100           26,750
Other liabilities                                     5,098            3,764
     Total liabilities                              918,685          796,579

Shareholders' equity:
 Common stock-$2.50 par value; authorized
  40,000,000 shares; issued and outstanding
  7,041,101 shares                                  17,603           17,603
Surplus                                             47,666           47,666
Retained earnings                                   16,967           13,496
Accumulated other comprehensive loss                (3,258)          (2,946)
     Total shareholders' equity                     78,978           75,819

     Total liabilities and shareholders' equity   $997,663         $872,398

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (Unaudited)
                           (Dollars in thousands)


                                                                              Accumulated
                                                                                 Other
                                      Common Stock                Retained   Comprehensive
                                     Shares   Amount   Surplus    Earnings   Income(Loss)    Total


BALANCE, DECEMBER 31, 1998          6,899,679 $ 17,249 $ 47,072   $ 8,743   $    1,261     $ 74,325

Comprehensive income:
 Net income                                 -        -        -     4,714            -        4,714
 Change in net unrealized gain
  (loss) on securities available-
  for-sale, net of tax effects              -        -        -         -       (2,899)      (2,899)
        Total comprehensive income          -        -        -         -            -        1,815
Cash dividends declared at
 $.26 per share                             -        -        -    (1,516)           -       (1,516)
Common stock issued                   106,466      266      347         -            -          613


BALANCE, JUNE 30, 1999              7,006,145 $ 17,515 $ 47,419   $ 11,941      (1,638)    $ 75,237


BALANCE, DECEMBER 31, 1999          7,041,101 $ 17,603 $ 47,666   $ 13,496    $ (2,946)    $ 75,819

Comprehensive income:
 Net income                                 -        -        -      5,301           -        5,301
 Change in net unrealized gain
   (loss) on securities available-
   for-sale, net of tax effects             -        -        -          -        (312)        (312)
        Total comprehensive income          -        -        -          -           -        4,989
Cash dividends declared at
 $.26 per share                             -        -        -     (1,830)          -       (1,830)

BALANCE, JUNE 30, 2000              7,041,101 $ 17,603  $ 47,666  $ 16,967  $   (3,258)     $78,978

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                 FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
              (In thousands of dollars, except per share data)

                                     Three Months Ended   Six Months Ended
                                      06-30-00 06-30-99  06-30-00 06-30-99

Interest income:
 Loans, including fees                 $15,051  $11,463   $29,098  $22,464
 Investment securities:
  Taxable                                2,338    2,873     4,662    5,567
  Nontaxable                               433      452       904      897
 Federal funds sold                      1,095       52     1,189      174
 Deposits with banks                        96        -       110        -
     Total interest income              19,013   14,840    35,963   29,102
Interest expense:
 Interest on deposits                    6,348    4,848    12,077    9,610
 Federal funds purchased & securities
   sold under agreements to repurchase   2,006      669     2,976    1,358
 Notes payable                             446      322       876      588
     Total interest expense              8,800    5,839    15,929   11,556
Net interest income:
 Net interest income                    10,213    9,001    20,034   17,546
 Provision for loan losses                 440      397       758      744
     Net interest income after
      provision for loan losses          9,773    8,604    19,276   16,802
Non-interest income:
 Service charges on deposit accounts     1,950    1,421     3,738    2,801
 Other service charges and fees          1,045    1,059     1,845    1,981
 Gain on sale of securities
  available-for-sale                         -       43         -      245
 Other income                                -       14         -       40
     Total non-interest income           2,995    2,537     5,583    5,067
Non-interest expense:
 Salaries & employee benefits            4,406    4,054     8,922    8,354
 Net occupancy expense                     446      517       932    1,028
 Furniture and equipment expense           862      703     1,707    1,326
 Loss on sale of securities
  available-for-sale                        12        -        12        -
 Other expense                           2,930     2,458    5,399    4,464
     Total non-interest expense          8,656     7,732   16,972   15,172
Earnings:
 Income before provision for
  income taxes                           4,112     3,409    7,887    6,697
 Provision for income taxes              1,361       918    2,586    1,983

     Net Income                         $2,751    $2,491   $5,301   $4,714
     Comprehensive income               $2,953    $  606   $4,989   $1,815

Earnings per share:
 Basic                                  $ 0.39    $ 0.36   $ 0.75   $ 0.68
 Diluted                                $ 0.39    $ 0.35   $ 0.75   $ 0.67
 Cash dividends per common share        $ 0.13    $ 0.13   $ 0.26   $ 0.26

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                 FIRST NATIONAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                         (In thousands of dollars)

                                                   Six Months Ended
                                               06-30-00          06-30-99

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $   5,301         $   4,714
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                 1,134               918
   Provision for loan losses                       476               744
   Deferred income taxes                           183                 -
   Gain on sale of securities available-
    for-sale                                         -              (202)
   Gain on sale of premises and equipment            -               (20)
   Net amortization of investment securities        (9)              152
   Net change in:
    Miscellaneous other assets                  (2,099)           (2,893)
    Miscellaneous other liabilities              1,333               330
     Net cash provided by operating
      activities                                 6,319             3,743

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment
  securities available-for-sale                 17,129               309
 Proceeds from maturities of investment
  securities held-to-maturity                    6,633             4,733
 Proceeds from maturities of investment
  securities available-for-sale                  5,619            51,039
 Purchases of investment securities
  held-to-maturity                              (2,181)           (5,091)
 Purchases of investment securities
  available-for-sale                           (20,649)          (73,399)
 Net increase in customer loans                (73,125)          (36,527)
 Recoveries of loans previously charged off          -                91
 Purchases of premises and equipment            (1,909)           (2,239)
 Proceeds from sale of premises and equipment        -                20
 Net increase in federal funds sold            (62,000)                -
     Net cash used by investing activities    (130,483)          (61,064)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED...

                                                   Six Months Ended
                                               06-30-00          06-30-99


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW
  accounts, savings accounts and certificates
  of deposit                                    48,982            34,558
 Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                      75,439            18,917
 Proceeds from issuance of debt                      -            20,000
 Repayment of debt                              (3,650)           (2,150)
 Dividends paid                                 (1,830)           (1,516)
 Stock options exercised                             -               613
     Net cash provided by financing
      activities                               118,941            70,422

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             $ (5,223)         $ 13,101

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      41,327            35,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 36,104          $ 48,208

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                 FIRST NATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All prior period information has been restated to reflect the merger with FirstBancorporation, Inc., which was accounted for as a pooling-of-interests. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 2 - Recent Accounting Pronouncements:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Corporation's consolidated financial statements.

NOTE 3 - Earnings Per Share:

  Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30, 2000 and 1999 are as follows:

                                  3 Months Ended           6 Months Ended
                               6/30/00    6/30/99        6/30/00     6/30/99

        Basic                7,041,101    7,006,145     7,041,101   6,963,437

        Diluted              7,071,502    7,084,107     7,076,345   7,042,100

  Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

NOTE 4 - Commitments and Contingent Liabilities:

  In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 2000, commitments to extend credit and standby letters of credit totaled $133,615,000. The Corporation does not anticipate any material losses as a result of these transactions.

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

  For the second quarter of 2000, First National Corporation ("the Corporation") had consolidated net income of $2,751,000, an increase of 10.6 percent over the $2,491,000 earned in the second quarter of 1999. Diluted earnings per share amounted to $0.39 for the three months ended June 30, 2000, an 11.4 percent increase over the $0.35 per share earned in the second quarter of 1999. Net income for the first six months of 2000 was $5,301,000, an increase of 12.5 percent over the $4,714,000 earned for the same period in 1999. Diluted earnings per share amounted to $0.75 for the six months ended June 30, 2000, an 11.9 percent increase over the $0.67 per share earned in the first six months of 1999.

NET INTEREST INCOME

  For the second quarter of 2000, net interest income was $9,773,000 compared to $8,604,000 for the same period in 1999. This is an increase of $1,169,000 or 13.6 percent. Net interest income for the first six months of 2000 was $19,276,000 compared to $16,802,000 for the same period in 1999. This represents an increase of $2,474,000 or 14.7 percent. This increase resulted from a 29.1 percent increase in loan outstandings, net of unearned income when compared to the first six months of 1999.

Management's Discussion Continued...

  The yield on a major portion of the Corporation's earning assets adjusts simultaneously but to varying degrees of magnitude, with changes in the general level of interest rates. In the first six months of 1999, the year to date taxable equivalent yield on earning assets was 7.54 percent. During the same period of 2000, the yield increased to 7.86 percent, or an increase of 32 basis points. The cost of the interest-bearing liabilities used to fund most of these earning assets increased 55 basis points from 3.68 percent in 1999 to 4.23 percent in 2000. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets during the period.

  For the first six months net interest margins decreased from 4.44 percent in 1999 to 4.27 percent in 2000. The positive impact of interest-free funds for the same period remained constant at .58 percent.

  The largest category of earning assets is loans. At the end of the second quarter 2000, loans outstanding, less unearned income, were $683,617,000 compared to $610,541,000 at December 31, 1999. This represents an increase of $73,076,000 or 11.9 percent in the six month period. For the second quarter ended June 30, 2000, interest and fees on loans were $15,051,000 compared to $11,463,000 for the comparable period in 1999, an increase of $3,588,000 or 31.3 percent. For the six months ended June 30, 2000, interest and fees on loans were $29,098,000 compared with $22,464,000 for the same period in 1999. This represents an increase of $6,634,000 or 29.5 percent.

  For the six months ended June 30, 2000, loans averaged $651,215,000 and decreased in yield by 34 basis points to 8.47 percent on a taxable equivalent basis, compared to $541,434,000 with a taxable equivalent yield of 8.81 percent for the full year ended December 31, 1999.

  Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

  At June 30, 2000, investment securities were $188,536,000 compared to $195,572,000 at December 31, 1999. The investment portfolio remained about the same during this period.

  For the second quarter ended June 30, 2000, investment and money market income was $3,962,000 compared with $3,377,000 for the comparable period in 1999, a net increase of $585,000 or 17.3 percent. For the six month period ended June 30, 2000, investment income was $6,865,000 compared with $6,638,000 for the same period in 1999, a net increase of $227,000 or 3.4 percent. The increase was attributable to higher second quarter balances of securities purchased under agreement to resell.

  For the second quarter 2000, securities averaged $188,157,000 and yielded
6.10 percent on a taxable equivalent basis, compared to $226,329,000 with a yield of approximately 5.75 percent for the full year ended December 31, 1999, resulting in a 35 basis point increase in yield.

Management's Discussion Continued...

  At June 30, 2000, the Corporation had net unrealized losses in the U.S. Treasury and agency portfolio denoted as held-to-maturity, of $29,000 and in the municipal portfolio $867,000. Also at June 30, 2000, the Corporation had a net unrealized loss of approximately $5,171,000 on the $145,782,000 balance of securities denoted as available-for-sale.

  For the six months ended June 30, 2000, the Corporation had a $12,000 realized loss due to called agency bonds and the sale of investment securities.

  Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity or intent of the Corporation to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

  During the first six months of 2000, interest-bearing liabilities averaged $749,262,000 and carried an average rate of 4.23 percent. This compares to an average level of $626,815,000 with a rate of 3.82 percent for the full year ended December 31, 1999, or an increase of 41 basis points.

PROVISION FOR LOAN LOSSES

  The provision for loan losses for the three month period ended June 30, 2000 was $440,000 compared to $397,000 for the same period in 1999 which represents a 10.8 percent increase. For the six month period ended June 30, 2000, the provision for loan loss was $758,000 compared to $744,000 for the
same period in 1999 which represents a 1.9 percent increase.   The allowance
for loan losses was $8,361,000 or 1.22 percent of outstanding loans at June 30, 2000 compared to 1.29 percent of outstanding loans at year-end 1999.

  To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

  Other real estate owned includes certain real estate acquired as a result of foreclosure. For the period ended June 30, 2000, other real estate owned was $482,000 compared to $227,000 at December 31, 1999. This increase resulted from the foreclosure of real estate properties.

  Management anticipates that the level of charge-offs for 2000 will be near the levels of 1999. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Corporation's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

  Noninterest income for the second quarter of 2000 was $2,995,000 compared to $2,537,000 for the same period in 1999, representing an increase of $458,000 or 18.1 percent. For the first six months of 2000 noninterest income was $5,583,000 compared to $5,067,000 for the same period in 1999, representing an increase of $516,000 or 10.2 percent. This increase is primarily attributed to deposit account service charges and other service charges, fees and commissions. It is also noted that the second quarter for 1999 included $202,000 gains on sale of securities as compared to a $12,000 loss in the quarter ending June 30, 2000.

Management's Discussion Continued...

  Noninterest expense for the second quarter of 2000 was $8,656,000 compared to $7,732,000 for the same period in 1999, representing an increase of $924,000 or 12.0 percent. For the six months ended June 30, 2000, non-interest expense was $16,972,000 compared to $15,172,000 in 1999, an increase of $1,800,000 or 11.9 percent. Salaries and employee benefits for the second quarter ended June 30, 2000 increased $352,000 or 8.7 percent compared to the same period in 1999. For the first six months of 2000 salaries and employee benefits increased $568,000 or 6.8 percent compared to the same period in 1999. Occupancy expense along with furniture and equipment expense increased $88,000 or 7.2 percent for the second quarter of 2000 compared to the same period in 1999. For the six months ended June 30, 2000 occupancy together with furniture and equipment expense increased $285,000 or 12.1 percent compared to the same period in 1999. These increases can be largely attributed to an increase in both building and furniture and equipment depreciation expense, maintenance and repairs on buildings as well as an increase in equipment rental/lease expense. Rental/lease expense increases resulted from the investment in a new computer system for First National Corporation. Other expenses were $472,000 or 19.2 percent higher in the second quarter of 2000 compared to the same period in 1999. For the six months ended June 30, 2000, other expenses increased $935,000 or 20.9 percent compared to the same period in 1999. This increase in other expenses is distributed among the following expense categories: advertising, insurance, office and printing supplies, postage, telephone and line charges, and other expenses.

NET INCOME

  Net income was up 10.4 percent for the second quarter of 2000 when compared to the same period in 1999. For the six months ended June 30, 2000, net income was up 12.5 percent compared to the same period in 1999. The $2,474,000 or 14.7 percent increase in net interest income and the $516,000 or 10.2 percent increase in noninterest income for the six months ended June 30, 2000 as compared to the same period in 1999 were the primary factors in the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

  To date, the capital needs of the Corporation have been met through the retention of earnings less cash dividends. At the end of the second quarter, 2000, stockholder's equity was $78,978,000 compared to $75,819,000 at December 31, 1999.

  The Corporation and subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at June 30, 2000 was 12.21 percent compared to 12.70 percent at December 31, 1999. The total capital ratio was 13.46 percent at June 30, 2000 compared to 13.95 percent at December 31, 1999.

Management's Discussion Continued...

  In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At June 30, 2000, First National Corporation's leverage ratio was 7.91 percent, compared to 8.64 percent at December 31, 1999. First National Corporation's ratios exceed the minimum standards by substantial margins.

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

  The Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Corporation's use of federal funds purchased and securities sold under agreement to repurchase. Additional liquidity can be secured from lines of credit extended to the Corporation from its correspondent banks and other sources such as the Federal Home Loan Bank. Management feels that its liquidity position is adequate.

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


                   FIRST NATIONAL CORPORATION




Date: August 14, 2000                 C. JOHN HIPP, III
                                      PRESIDENT & CHIEF EXECUTIVE OFFICER





Date: August 14, 2000                 RICHARD C. MATHIS
                                      EXECUTIVE VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION OF EXHIBIT

     27                    Financial Data Schedule            Attached