Form 10-Q
period 2000-09-30
FIRST NATIONAL CORP /SC/
filed 2000-11-14
CIK 764038

FIRST NATIONAL CORPORATION

                           Financial Statements

                                (Form 10-Q)

                            September 30, 2000

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000       Commission File Number 0-13663

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

                              YES "X"  NO

     Indicate the number of shares outstanding of each of issuer's class of securities.


               CLASS                    OUTSTANDING as of September 30, 2000
    Common Stock, $2.50 par value                     7,035,201

                        FIRST NATIONAL CORPORATION


                                   INDEX



Part I:   Financial Information

          Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets -
               September 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of Changes
               In Shareholders' Equity -
               Nine Months Ended
               September 30, 2000 and 1999

               Condensed Consolidated Statements of Income -
               Three and Nine Months Ended
               September 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended
               September 30, 2000 and 1999

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

               (B) Reports on Form 8-K: None

                      PART I - FINANCIAL INFORMATION

Item l.  FINANCIAL STATEMENTS

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except par value)

                                                    9/30/00         12/31/99
                                                   (Unaudited)       (Note 1)

                                   ASSETS

Cash and cash equivalents:
 Cash and due from banks                            $31,722          $39,479
 Interest-bearing deposits with banks                   427            1,848
     Total cash and cash equivalents                 32,149           41,327
Federal funds sold and securities purchased           1,150                -
Investment securities:
 Held-to-maturity (fair value of $38,458
  in 2000 and $46,529 in 1999)                       38,916           47,268
 Available-for-sale                                 147,924          148,304
     Total investment securities                    186,840          195,572
Loans                                               711,134          613,961
Less, unearned income                                (3,471)          (3,420)
 Less, allowance for loan losses                     (8,623)          (7,883)
     Loans, net                                     699,040          602,655
Premises and equipment, net                          16,612           15,693
Other assets                                         19,418           17,151

     TOTAL ASSETS                                  $955,209         $872,398

                     LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing                               $114,688         $105,018
 Interest-bearing transaction accounts              615,734          584,647
     Total deposits                                 730,422          689,665
Federal funds purchased & securities
 sold under agreements to repurchase                 88,255           76,400
Notes payable                                        48,900           26,750
Other liabilities                                     5,633            3,764
     Total liabilities                              873,210          796,579

Shareholders' equity:
 Common stock-$2.50 par value; authorized
  40,000,000 shares; issued and outstanding
  7,035,201 and 7,041,101 shares                     17,588           17,603
Surplus                                              47,588           47,666
Retained earnings                                    18,788           13,496
Accumulated other comprehensive loss                 (1,965)          (2,946)
     Total shareholders' equity                      81,999           75,819

     Total liabilities and shareholders' equity    $955,209         $872,398

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (Unaudited)
                           (Dollars in thousands)

                                                                              Accumulated
                                                                                 Other
                                      Common Stock                Retained   Comprehensive
                                     Shares   Amount   Surplus    Earnings   Income(Loss)    Total


BALANCE, DECEMBER 31, 1998          6,899,679 $ 17,249 $ 47,072   $ 8,743   $    1,261     $ 74,325

Comprehensive income:
 Net income                                 -        -        -     5,700            -        5,700
 Change in net unrealized gain
  (loss) on securities available-
  for-sale, net of tax effects              -        -        -         -       (3,195)      (3,195)
        Total comprehensive income          -        -        -         -            -        2,505
Cash dividends declared at
 $.39 per share                             -        -        -    (2,274)           -       (2,274)
Common stock issued                   127,656      319      394         -            -          713
Repurchase of common stock               (378)      (1)      (8)        -            -           (9)


BALANCE, SEPTEMBER 30, 1999         7,026,957 $ 17,567 $ 47,458   $ 12,169      (1,934)    $ 75,260


BALANCE, DECEMBER 31, 1999          7,041,101 $ 17,603 $ 47,666   $ 13,496    $ (2,946)    $ 75,819

Comprehensive income:
 Net income                                 -        -        -      8,108           -        8,108
 Change in net unrealized gain
   (loss) on securities available-
   for-sale, net of tax effects             -        -        -          -         981          981
        Total comprehensive income          -        -        -          -           -        9,089
Cash dividends declared at
 $.40 per share                             -        -        -     (2,816)          -       (2,816)
Repurchase of common stock             (5,900)     (15)     (78)         -           -          (93)

BALANCE, SEPTEMBER 30, 2000         7,035,201 $ 17,588 $ 47,588   $ 18,788  $   (1,965)     $81,999

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                 FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
              (In thousands of dollars, except per share data)

                                     Three Months Ended   Nine Months Ended
                                               9/30/99
                                     9/30/00 (Restated)    9/30/00 9/30/99

Interest income:
 Loans, including fees                 $15,857  $11,924   $44,955  $34,388
 Investment securities:
  Taxable                                2,307    2,501     6,969    8,068
  Nontaxable                               438      471     1,342    1,368
 Federal funds sold                        498      367     1,687      541
 Deposits with banks                        73        -       183        -
     Total interest income              19,173   15,263    55,136   44,365
Interest expense:
  Interest on deposits                   6,711    4,796    18,788   14,406
  Federal funds purchased & securities
   sold under agreements to repurchase  1,730      761     4,706    2,119
  Notes payable                            496      417     1,372    1,005
     Total interest expense              8,937    5,974    24,866   17,530
Net interest income:
 Net interest income                    10,236    9,289    30,270   26,835
 Provision for loan losses                 456      366     1,214    1,110
     Net interest income after
      provision for loan losses          9,780    8,923    29,056   25,725
Noninterest income:
 Service charges on deposit accounts     1,826    1,425     5,564    4,226
 Other service charges and fees            951    1,001     2,796    2,982
 Gain (loss)on sale of securities
  available-for-sale                         6      (23)       (6)     222
 Other income                                -       59         -       99
     Total noninterest income            2,783    2,462     8,354    7,529
Noninterest expense:
 Salaries & employee benefits            4,211    4,208    13,133   12,562
 Net occupancy expense                     475      349     1,407    1,377
 Furniture and equipment expense           944      960     2,651    2,286
 Other expense                           2,726    4,700     8,125    9,164
     Total noninterest expense           8,356   10,217    25,316   25,389
Earnings:
 Income before provision for
  income taxes                           4,207    1,168    12,094    7,865
 Provision for income taxes              1,400      182     3,986    2,165

     Net Income                         $2,807   $  986    $8,108   $5,700
     Comprehensive income               $4,100   $  690    $9,089   $2,505

Earnings per share:
 Basic                                  $ 0.40   $ 0.14    $ 1.15   $ 0.82
 Diluted                                $ 0.40   $ 0.14    $ 1.15   $ 0.81
 Cash dividends per common share        $ 0.14   $ 0.13    $ 0.40   $ 0.39

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                FIRST NATIONAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                         (In thousands of dollars)

                                                      Nine Months Ended
                                                  9/30/00           9/30/99

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $   8,108         $   5,700
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                   1,141             1,431
   Provision for loan losses                         730               891
   Deferred income taxes                            (576)             (597)
   (Gain)loss on sale of securities available-
    for-sale                                           6              (222)
   Gain on sale of premises and equipment              -               (20)
   Net amortization of investment securities          10               225
   Net change in:
    Miscellaneous other assets                    (2,217)           (4,409)
    Miscellaneous other liabilities                1,869               141
     Net cash provided by operating
      activities                                   9,071             3,140


CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment
  securities available-for-sale                   10,281            31,505
 Proceeds from maturities of investment
  securities held-to-maturity                     10,452             7,747
 Proceeds from maturities of investment
  securities available-for-sale                   17,843            43,283
 Purchases of investment securities
  held-to-maturity                                (2,174)           (7,510)
 Purchases of investment securities
  available-for-sale                             (26,129)          (79,983)
 Net increase in customer loans                  (97,165)          (78,051)
 Recoveries of loans previously charged off            -                91
 Purchases of premises and equipment              (2,061)           (4,508)
 Proceeds from sale of premises and equipment          -                20
 Net increase (decrease)in federal funds sold     (1,150)            3,291
     Net cash used by investing activities       (90,103)          (84,115)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED...

                                                      Nine Months Ended
                                                  9/30/00           9/30/99







CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW
  accounts, savings accounts and certificates
  of deposit                                      40,758            46,220
 Net increase in federal funds purchased
  and securities sold under agreements to
  repurchase                                      11,855             8,792
 Proceeds from issuance of debt or other
  borrowings                                      25,800            34,200
 Repayment of debt or other borrowings            (3,650)           (6,350)
 Common stock issued                                   -               645
 Repurchase of common stock                          (93)               (9)
 Dividends paid                                   (2,816)           (2,274)
 Stock options exercised                               -               169
     Net cash provided by financing
      activities                                  71,854            81,393

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               $ (9,178)         $    418

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        41,327            31,611

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 32,149          $ 32,029

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         FIRST NATIONAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 3 - Earnings Per Share:

  Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                  3 Months Ended           9 Months Ended
                               9/30/00    9/30/99        9/30/00     9/30/99

        Basic                7,039,621    6,988,213     7,040,604   6,988,213

        Diluted              7,064,071    7,040,807     7,072,853   7,040,807

  Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

NOTE 4 - Commitments and Contingent Liabilities:

  In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 2000, commitments to extend credit and standby letters of credit totaled $129,903,000. The Corporation does not anticipate any material losses as a result of these transactions.

NOTE 5 - Prior Period Adjustment:

  Certain errors, resulting in a $486,000 overstatement of the reported net income for the quarter ended September 30, 1999, in the Corporation's previously filed Form 10Q for that period, have been corrected in the current period's report. The errors had no effect on the previously reported 1999 year to date earnings or retained earnings. However, basic and diluted earnings per share for the quarter were reduced from $.22 to $.14.

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

  Some of the major services which the Corporation provides through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Corporation has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Corporation. The Corporation does not have foreign loans.

  For the third quarter of 2000, First National Corporation ("the Corporation") had consolidated net income of $2,807,000, an increase of 184.7 percent over the $986,000 earned in the third quarter of 1999. Net income in 1999's third quarter was impacted by non-recurring expenses, totaling $1,684,000 after taxes, associated with the Corporation's acquisition of FirstBancorporation Inc. and purchase of two other bank branches. Reference should be made to Note 5 of the Condensed Consolidated Financial Statements regarding a prior period adjustment made to net income for the quarter ended September 30, 1999. Diluted earnings per share amounted to $0.40 for the three months ended September 30, 2000, a 185.7 percent increase over the $0.14 per share earned in the third quarter of 1999. Net income for the first nine months of 2000 was $8,108,000, an increase of 42.2 percent over the $5,700,000 earned for the same period in 1999. Diluted earnings per share amounted to $1.15 for the nine months ended September 30, 2000, a 42.0 percent increase over the $0.81 per share earned in the first nine months of 1999.

Management's Discussion Continued...

NET INTEREST INCOME

  For the third quarter of 2000, net interest income was $10,236,000 compared to $9,289,000 for the same period in 1999. This is an increase of $947,000 or 10.2 percent. Net interest income for the first nine months of 2000 was $30,270,000 compared to $26,835,000 for the same period in 1999. This represents an increase of $3,435,000 or 12.8 percent. This increase resulted from a 23.9 percent increase in loan outstandings, net of unearned income when compared to the first nine months of 1999.

  The yield on a major portion of the Corporation's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. In the first nine months of 1999, the year to date taxable equivalent yield on earning assets was 7.50 percent. During the same period of 2000, the yield increased to 7.93 percent, or an increase of 43 basis points. The cost of the interest-bearing liabilities used to fund most of these earning assets increased 67 basis points from 3.69 percent in 1999 to 4.36 percent in 2000. Interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets during the period.

  For the first nine months, net interest margins decreased from 4.42 percent in 1999 to 4.23 percent in 2000. The positive impact of interest-free funds for the same period increased from 0.60 percent in 1999 to 0.66 percent in 2000.

   The largest category of earning assets is loans. At the end of the third quarter 2000, loans outstanding, less unearned income, were $707,663,000 compared to $610,541,000 at December 31, 1999. This represents an increase of $97,122,000 or 15.9 percent in the nine-month period. For the third quarter ended September 30, 2000, interest and fees on loans were $15,857,000 compared to $11,924,000 for the comparable period in 1999, an increase of $3,933,000 or 33.0 percent. For the nine months ended September 30, 2000, interest and fees on loans were $44,955,000 compared with $34,388,000 for the same period in 1999. This represents an increase of $10,567,000 or 30.7 percent.

   For the nine months ended September 30, 2000, loans averaged $669,230,000 and decreased in yield by 29 basis points to 8.52 percent on a taxable equivalent basis, compared to $541,434,000 with a taxable equivalent yield of
8.81 percent for the full year ended December 31, 1999.

   Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposit and purchased funds.

  At September 30, 2000, investment securities were $186,840,000 compared to $195,572,000 at December 31, 1999, representing a decline of 4.5 percent during the nine-month period.

Management's Discussion Continued...

  For the third quarter ended September 30, 2000, investment and money market income was $3,316,000 compared with $3,339,000 for the comparable period in 1999, a net decrease of $23,000 or 0.7 percent. For the nine month period ended September 30, 2000, investment income was $10,181,000 compared with $9,977,000 for the same period in 1999, a net increase of $204,000 or
2.0 percent. The increase was attributable to higher second quarter balances of securities purchased under agreement to resell.

  For the nine months ended September 30, 2000, securities averaged $186,448,000 and yielded 6.09 percent on a taxable equivalent basis, compared to $226,329,000 with a yield of approximately 5.75 percent for the full year ended December 31, 1999, resulting in a 34 basis point increase in yield.

  At September 30, 2000, the Corporation had net unrealized losses in the U.S. Treasury and agency portfolio denoted as held-to-maturity, of $14,000 and in the municipal portfolio of $444,000. Also at September 30, 2000, the Corporation had a net unrealized loss of approximately $3,119,000 on the $147,924,000 balance of securities denoted as available-for-sale.

  For the nine months ended September 30, 2000, the Corporation had a $6,000 net realized loss due to the sale of investment securities available for sale.

   Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity or intent of the Corporation to trade the investment portfolio. Management has the intent and the ability to hold securities on a long-term basis or until maturity.

   During the first nine months of 2000, interest-bearing liabilities averaged $760,258,000 and carried an average rate of 4.36 percent. This compares to an average level of $626,815,000 with a rate of 3.82 percent for the full year ended December 31, 1999, or an increase of 54 basis points.

PROVISION FOR LOAN LOSSES

   The provision for loan losses for the three month period ended September 30, 2000 was $456,000 compared to $366,000 for the same period in 1999 which represents a 24.6 percent increase. For the nine month period ended September 30, 2000, the provision for loan losses was $1,214,000 compared to $1,110,000 for the same period in 1999 which represents a 9.4 percent
increase.   The allowance for loan losses was $8,623,000 or 1.22 percent of outstanding loans at September 30, 2000 compared to 1.29 percent of outstanding loans at year-end 1999.

   To determine the adequacy of the allowance for loan losses, management performs an internal loan analysis which indicates the estimated loan losses. Management feels that the allowance for loan losses is adequately funded.

  Other real estate owned includes certain real estate acquired as a result of foreclosure and other reasons. For the period ended September 30, 2000, other real estate owned was $918,000 compared to $227,000 at December 31, 1999. This increase resulted from the foreclosure and contractual purchase of certain real estate properties.

Management's Discussion Continued...

  Management anticipates that the level of charge-offs for 2000 will be near the levels of 1999. The loan loss allowance is considered adequate by management. However, changes in economic conditions in the Corporation's market area could affect these levels.

NONINTEREST INCOME AND EXPENSE

  Noninterest income for the third quarter of 2000 was $2,783,000 compared to $2,462,000 for the same period in 1999, representing an increase of $321,000 or 13.0 percent. For the first nine months of 2000, noninterest income was $8,354,000 compared to $7,529,000 for the same period in 1999, representing an increase of $825,000 or 11.0 percent. This increase is primarily attributed to deposit account service charges and other service charges, fees and commissions.

  Noninterest expense for the third quarter of 2000 was $8,356,000 compared to $10,217,000 for the same period in 1999, representing a decrease of $1,861,000 or 18.2 percent. For the nine months ended September 30, 2000, noninterest expense was $25,316,000 compared to $25,389,000 in 1999, a decrease of $73,000 or 0.3 percent. Salaries and employee benefits for the quarter ended September 30, 2000 increased $3,000 or 0.1 percent compared to the same period in 1999. For the first nine months of 2000, salaries and employee benefits increased $571,000 or 4.5 percent compared to the same period in 1999. Occupancy expense along with furniture and equipment expense increased $110,000 or 8.4 percent for the third quarter of 2000 compared to the same period in 1999. For the nine months ended September 30, 2000 occupancy together with furniture and equipment expense increased $395,000 or
10.8 percent compared to the same period in 1999. These increases can be largely attributed to an increase in building and furniture and equipment depreciation expense, maintenance and repairs on buildings as well as an increase in equipment rental/lease expense. Other expenses were $1,974,000 or 42.0 percent lower in the third quarter of 2000 compared to the same period in 1999. For the nine months ended September 30, 2000, other expenses decreased $1,039,000 or 11.3 percent compared to the same period in 1999. Other expenses for the nine months ended September 30, 1999 included nonrecurring charges of approximately $2,381,000 related to costs associated with the Corporation's merger with Firstbancorporation, Inc. The net increase in other expenses in 2000 of $1,342,000, when compared to these expenses in 1999 excluding the nonrecurring merger-related charges, is distributed among the following expense categories: advertising, insurance and surety bond, office and printing supplies, postage, and telephone and line charges.

NET INCOME

  Net income was up 184.7 percent for the third quarter of 2000 when compared to the same period in 1999. For the nine months ended September 30, 2000, net income was up 42.2 percent compared to the same period in 1999.
The $3,435,000 or 12.8 percent increase in net interest income and the $825,000 or 11.0 percent increase in noninterest income for the nine months ended September 30, 2000 as compared to the same period in 1999 along with prior year nonrecurring merger costs discussed above were the primary factors in the growth in net income.

Management's Discussion Continued...

CAPITAL RESOURCES AND LIQUIDITY

  To date, the capital needs of the Corporation have been met through the retention of earnings less cash dividends. At the end of the third quarter of 2000, stockholder's equity was $81,999,000 compared to $75,819,000 at December 31, 1999.

  The Corporation and its banking subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items will be adjusted to reflect credit risk. Under the guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to the Office of the Comptroller of the Currency guidelines, as of December 31, 1995, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be 8 percent of risk-weighted assets. The Tier 1 capital ratio at September 30, 2000 was 12.38 percent compared to 12.70 percent at December 31, 1999. The total capital ratio was 13.63 percent at September 30, 2000 compared to 13.95 percent at December 31, 1999.

  In conjunction with the risk-based capital ratio, applicable regulatory agencies have also prescribed a leverage capital ratio in evaluating capital strength and adequacy. The minimum leverage ratio required for banks is between 3 percent and 5 percent, depending on the institution's composite rating as determined by its regulators. At September 30, 2000, First National Corporation's leverage ratio was 8.14 percent, compared to 8.64 percent at December 31, 1999. First National Corporation's ratios exceed the minimum standards by substantial margins.

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


                   FIRST NATIONAL CORPORATION




Date: November 14, 2000               C. JOHN HIPP, III
                                      PRESIDENT & CHIEF EXECUTIVE OFFICER





Date: November 14, 2000               RICHARD C. MATHIS
                                      EXECUTIVE VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION OF EXHIBIT

     27                    Financial Data Schedule            Attached