Form 10-K405
period 2000-12-31
FIRST NATIONAL CORP /SC/
filed 2001-03-30
CIK 764038

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at March 23, 2001 was $104,825,365 based on the closing sale price of $16.30 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 23, 2001 was 7,011,201.

                       Documents Incorporated by Reference

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                         Form 10-K Cross-Reference Index

                                                                                                                        Page
                                                PART I

Item 1.    Business .....................................................................................................  1
Item 2.    Properties....................................................................................................  6
Item 3.    Legal Proceedings ............................................................................................  6
Item 4.    Submission of Matters to a Vote of Security Holders...........................................................  6

                                               PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters (1).................................  7
Item 6.    Selected Financial Data (1)...................................................................................  8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........................  8
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk .................................................... 23
Item 8.    Financial Statements and Supplementary Data................................................................... 24
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures......................... 49

                                               PART III

Item 10.   Directors and Executive Officers of the Registrant (2) ....................................................... 49
Item 11.   Executive Compensation (2) ................................................................................... 50
Item 12.   Security Ownership of Certain Beneficial Owners and Management (2) ........................................... 50
Item 13.   Certain Relationships and Related Transactions (2) ........................................................... 50

                                               PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................. 50

(1) Incorporated by reference to the Registrant's 2000 Annual Report to Shareholders.
(2) Incorporated by reference to the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

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

TERRITORY SERVED AND COMPETITION

         First National Bank conducts its business from thirty-two locations in twenty South Carolina towns. National Bank of York County conducts its business from three locations in three South Carolina towns. Florence County National Bank conducts its business from two locations in two South Carolina towns, while CreditSouth Financial Services Corporation conducts its business from four locations in three South Carolina towns. In their markets, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

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

EMPLOYEES

         The Company does not have any salaried employees. As of December 31, 2000, the Company's subsidiaries had 402 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan for employees.

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

         The Graham-Leach-Bliley Act amended a number of federal banking laws affecting the Company and the Banks. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. The Company is evaluating whether to elect to become a financial holding company under the Graham-Leach-Bliley Act.

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

OBLIGATIONS OF HOLDING COMPANY TO ITS SUBSIDIARY BANKS

         Under the policy of the Federal Reserve Board, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it otherwise might not desire or be able to do. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become

"undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of
(i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

CAPITAL ADEQUACY

         The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 Capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

         The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 2000, the Company, First National Bank, National Bank of York County and Florence County National Bank had leverage ratios of 8.27%, 7.74%, 8.72% and 8.30%, respectively, and total risk adjusted capital ratios of 12.15%, 11.24%, 13.22% and 11.18%, respectively.

         FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal relatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA also imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan (see "Obligations of Holding Company to its Subsidiary Banks," above). In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

ITEM 2.  PROPERTIES

         First National Bank's main office and the Company's executive offices are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These facilities are owned by First National Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. First National Bank owns twenty-seven other properties and leases twelve properties, substantially all of which are used for branch locations or housing other operational units of First National Bank.

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

         Although the properties leased and owned are generally considered adequate, there is a continuing program of modernization, expansion, and, as needs materialize, occasional replacement of facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders in the fourth quarter of 2000.

                               EXECUTIVE OFFICERS

C. John Hipp, III (Age 49). Mr. Hipp has served as President and Chief Executive Officer of the Company and First National Bank since April 1994. He also served as President of First National Bank from April 1994 to May 2000. From 1990 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

Robert R. Horger (Age 50). Mr. Horger was named Chairman of the Company and First National Bank in January 1998 and served as Vice Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid in Orangeburg, South Carolina.

Dwight W. Frierson (Age 44). Mr. Frierson has served as Vice Chairman of First National Corporation and First National Bank since January 2000 and has been a director of the Company since April 1996. Mr. Frierson is Vice President and General Manager of Coca-Cola Bottling Company of Orangeburg.

Robert R. Hill, Jr. (Age 34). Mr. Hill has served as President and Chief Operating Officer of First National Bank since May 2000. He served as Senior Executive Vice President and Chief Operating Officer of First National Bank from November 1998 to May 2000. He served as President and Chief Executive Officer of National Bank of York County from July 1996 to November 1998. Mr. Hill was an organizer of the National Bank of York County from October 1995 to July 1996 and team leader for NationsBank northern region of South Carolina from March 1995 to October 1995.

Richard C. Mathis (Age 50). Mr. Mathis has served as Executive Vice President and Chief Financial Officer of the Company since May 2000. He was owner of Carolina MasterCom LLC, an automotive services company, from January 1999 to May 2000. Mr. Mathis served as Executive Vice President and Chief Financial Officer of M&M Financial Corporation/First National South from January 1998 to January 1999, through that bank's acquisition. Mr. Mathis was Senior Vice President in the Fixed Income Division of Sterne, Agee & Leach, Inc. in Atlanta, GA during 1996 through 1997. Prior to that he served 13 years from 1983 through 1995 with Wachovia Bank primarily as a Senior Funds Management Administrator.

John C. Pollok (Age 35). Mr. Pollok has served as Executive Vice President and Chief Administrative Officer of First National Bank since May 2000. He served as Executive Vice President of First National Bank mortgage division from July 1998 until May 2000. Mr. Pollok served as Senior Vice President of National Bank of York County from January 1996 to July 1998.

Joe E. Burns (Age 46). Mr. Burns has served as Executive Vice President and Chief Credit Officer of the Company since November 2000. He served as Senior Vice President and Private Lending Manager for Bank of America from July 1995 to November 2000.

Thomas S. Camp (Age 49). Mr. Camp has served as President and Chief Executive Officer of National Bank of York County since November 1998. He served as Principal and Manager of First Union National Bank of South Carolina for the Private Client Group from August 1997 to November 1998. Mr. Camp was Vice President of Sales and Marketing at Seibels Bruce Insurance Co. in Columbia from November 1996 to August 1997. He served as Senior Vice President of First Union National Bank in South Carolina from February 1989 until November 1996.

William W. Coleman, Jr. (Age 51). Mr. Coleman has served as President and Chief Executive Officer of Florence County National Bank since April 1998. He was an organizer of Florence County National Bank from July 1997 to April 1998. Mr. Coleman served as Florence County Executive Vice President of National Bank of South Carolina from January 1992 to July 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Certain information required by this item is incorporated herein by reference to the information under the caption "Stock Price Ranges" on page 14 of the 2000 Annual Report to Shareholders. As of March 23, 2001, the Company had issued and outstanding 7,011,201 shares of Common Stock which were held of record by approximately 4,100 persons. The Company's Common Stock is traded on the American Stock Exchange under the symbol "FNC".

         Dividends are paid by the Company from its assets which are provided primarily by dividends paid to the Company by First National Bank. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2000, $11,726,000 of the banking subsidiaries' retained earnings were available for distribution to First National Corporation as dividends without prior regulatory approval. For the year ended December 31, 2000, the banking subsidiaries paid dividends to the Company of approximately $5,801,000.

ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to the information set forth under the caption "Selected Consolidated Financial Data" on page 15 of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First National Corporation and its subsidiaries, First National Bank, National Bank of York County, Florence County National Bank and CreditSouth Financial Services Corporation. The five year period 1996 through 2000 is discussed with particular emphasis on the years 1998 through 2000. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to First National Corporation contained elsewhere herein (see "Consolidated Financial Statements of First National Corporation").

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

SUMMARY OF OPERATIONS

         Earnings of First National Corporation were $10,533,000, $7,940,000, and $8,271,000 in 2000, 1999 and 1998, respectively. Net income increased 32.7 percent in 2000 when compared to 1999 and decreased 4.0 percent in 1999 when compared to 1998. Basic earnings per share increased to $1.50 in 2000 compared to $1.14 in 1999. Per share earnings in 1998 were $1.24. Diluted earnings per share increased to $1.49 in 2000 compared to $1.13 in 1999 and $1.21 in 1998. The increase in net income in 2000 resulted primarily from an increase in interest income. The decrease in net income in 1999 compared to 1998 resulted primarily from the acquisitions of FirstBanc and two Carolina First branches.

         The per share cash dividend declared in 2000 was $0.54 compared to $0.52 in 1999 and $0.48 in 1998.

         The book value per share of First National Corporation increased 12.3 percent to $12.09 in 2000 from $10.77 in 1999, and remained the same in 1999 as in 1998. The return on average assets was 1.11 percent in 2000, .98 percent in 1999 and 1.18 percent in 1998. The return on average shareholders' equity was
13.14 percent for 2000, 10.58 percent for 1999 and 12.14 percent in 1998.

         Earning assets and deposits increased in 2000 compared to 1999. At December 31, 2000, earning assets were $912,405,000, and increase of 12.9 percent over $807,961,000 at year-end 1999, which was 14.4 percent greater than the 1998 balance of $706,045,000. Average earning assets were $904,403,000 in 2000, an increase of 16.2 percent over $778,598,000 in 1999, which was 14.7 percent greater than the $678,683,000 average of 1998. The increases in average earning assets in each year was mainly the result of loan growth. Deposits were $757,576,000 at year-end 2000, up 9.9 percent from $689,665,000 at year-end
1999. The 1999 balance was an increase of 12.7 percent, compared to deposits of $611,891,000 at the end of 1998. Deposits averaged $621,350,000 during 2000, up
14.3 percent from $543,485,000 in 1999. The 1999 average was an increase of 8.5 percent over $500,772,000 in 1998.

         Interest income increased by $13,277,000, or 21.9 percent, to $73,846,000 for the year ended December 31, 2000, when compared to $60,569,000 earned in 1999. This increase was largely the result of the $104,444,000, or
12.9 percent, increase in earning assets. For the year ended December 31, 1999, interest income was up $6,082,000, or 11.2 percent, compared to the prior year. The increase was mainly the result of a $101,916,000, or 14.4 percent increase in earning assets during 1999.

         Interest expense was $33,232,000 for the year ended December 31, 2000, a $9,316,000, or 39.0 percent, increase over the $23,916,000 incurred in 1999. The increase in 2000 was mainly due to an $112,716,000, or 18.0 percent, increase in average interest-bearing liabilities. For 1999, interest expense was up $794,000, or 3.4 percent, as compared to $23,122,000 in 1998. The 1999 increase was mainly due to an increase in average interest-bearing liabilities of $69,667,000, or 12.5 percent from the prior year.

COMPETITION

         First National Corporation competes with a number of financial institutions and other firms that engage in activities similar to banking. For example, the Corporation competes for deposits with savings and loan associations, credit unions, brokerage firms and other commercial banks. In its lending activities, the Corporation competes with the industries mentioned above as well as consumer finance companies, leasing companies and other lenders. In today's uncertain financial climate, all lenders are searching for quality borrowers. Acquisition of acceptable grade loans becomes increasingly challenging.

         A number of financial institution mergers were completed in recent years, continuing the trend toward consolidation. Although these mergers reduced the number of banks and branches, they intensified competition for quality funds and loans.

NET INTEREST INCOME

         Net interest income is the difference between interest income and interest expense. Two significant elements in analyzing a bank's net interest income are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average liabilities, interest and non-interest- bearing, utilized to support earning assets. The significant distinction between net interest spread and net interest margin is that net interest margin reflects the volume of interest free funds supporting earning assets.

         Net interest income in 2000 was $40,614,000, an increase of $3,961,000, or 10.8 percent, over 1999. During 1999, net interest income was $36,653,000, which was $5,288,000, or 16.9 percent greater than 1998. In both years the increases were primarily the result of volume growth in interest-earning assets, particularly in the loan portfolio. The average yield on earning assets was 8.17 percent in 2000, as compared with 7.78 percent in 1999 and 8.03 percent in 1998.

         Total average earning assets increased $125,805,000, or 16.2 percent, from $778,598,000 in 1999 to $904,403,000 in 2000. This followed an increase of $99,915,000, or 14.7 percent, in 1999 compared with 1998. Total average interest-bearing liabilities were $739,531,000 during 2000, an increase of $112,716,000, or 18.0 percent, over $626,815,000 in 1999. Growth in these liabilities during 1999 was $69,667,000, or 12.5 percent, higher than in the previous year.

         Earning asset increases in 2000 and 1999 were funded by higher levels of interest-bearing liabilities, mainly the result of deposit growth. Net total volume growth in 2000 had a positive impact of $6,785,000 on net interest income. This was partially offset by a $2,824,000 decrease resulting from rates paid on interest-bearing liabilities increasing more than yields on earning assets. In 1999 compared to 1998, net volume growth contributed $5,383,000 to net interest income, while the rate differential between assets and liabilities resulted in a decline of $95,000. As a result of these volume and rate variances year to year, the net interest margin decreased to 4.49 percent in 2000 from
4.71 percent in 1999, mainly on the basis of a 28 basis point decline in net interest spread. From 1998 to 1999, the net interest margin rose from 4.62 percent to 4.71 percent, as the net interest spread increased by eight basis points.

TABLE 1

VOLUME AND RATE
VARIANCE ANALYSIS

                                                         2000 COMPARED TO 1999                1999 COMPARED TO 1998
                                                            CHANGES DUE TO                       CHANGES DUE TO
                                                        INCREASE (DECREASE) IN                INCREASE (DECREASE) IN

(Dollars in thousands)                            VOLUME (L)    RATE (L)       TOTAL     VOLUME (L)    RATE (L)       TOTAL
Interest income on:
  Loans (2)                                        $ 12,227     $  1,356     $ 13,583     $  8,208     $ (2,306)    $  5,902
  Investments:
    Taxable                                          (1,583)         536       (1,047)       1,358       (1,025)         333
    Tax exempt (3)                                      (23)         (49)         (72)         244          (69)         175
  Funds sold                                          1,410         (365)       1,045         (375)         252         (123)
  Interest-bearing deposits with banks                 (244)          12         (232)        (239)          34         (205)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                            11,787        1,490       13,277        9,196       (3,114)       6,082
----------------------------------------------------------------------------------------------------------------------------

Interest expense on:
  Deposits:
    Interest-bearing transaction accounts               116           92          208         (268)      (1,155)      (1,423)
    Savings accounts                                    213          753          966        1,150         (306)         844
    Certificates of deposit                           2,896        1,744        4,640        1,035       (1,265)        (230)
  Funds purchased                                     1,213        1,892        3,105          202          191          393
  Notes payable                                         564         (167)         397        1,694         (484)       1,210
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                            5,002        4,314        9,316        3,813       (3,019)         794
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                            $  6,785     $ (2,824)    $  3,961     $  5,383     $    (95)    $  5,288
============================================================================================================================

(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2)      Nonaccrual loans are included in the above analysis.
(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES                                                    2000

                                                                             AVERAGE           INTEREST             AVERAGE
(Dollars in thousands)                                                       BALANCE          EARNED/PAID         YIELD/RATE
Assets
Interest earning assets:
  Loans, net of unearned income                                            $  680,217          $  61,284             9.01%
  Investment securities:
   Taxable                                                                    158,029              9,252             5.85
   Tax exempt                                                                  39,072              1,775             4.54
  Funds sold                                                                   26,734              1,501             5.61
  Interest-earning deposits with banks                                            351                 34             9.69
                                                                           ----------          ---------
     Total earning assets                                                     904,403             73,846             8.17
                                                                                               ---------             ----
Cash and other assets                                                          59,309
Less allowance for loan losses                                                 (8,324)
                                                                           ----------
     Total assets                                                          $  955,388
                                                                           ==========
Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                                    $  123,695          $   1,222             0.99%
  Savings                                                                     150,534              5,056             3.36
  Certificates of deposit                                                     347,121             19,180             5.53
Funds purchased                                                                85,422              5,923             6.93
Notes payable                                                                  32,759              1,851             5.65
                                                                           ----------          ---------
     Total interest-bearing liabilities                                       739,531             33,232             4.49
                                                                                               ---------             ----
Demand deposits                                                               114,743
Other liabilities                                                              20,939
Shareholders' equity                                                           80,175
                                                                           ----------
     Total liabilities and shareholders' equity                            $  955,388
                                                                           ==========
Net interest spread                                                                                                  3.68
Impact of interest free funds                                                                                        0.81
                                                                                                                     ----
Net interest margin                                                                                                  4.49%
                                                                                                                     ====
Net interest income                                                                            $  40,614
                                                                                               =========

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES                                                    1999

                                                                             AVERAGE           INTEREST             AVERAGE
(Dollars in thousands)                                                       BALANCE          EARNED/PAID         YIELD/RATE
Assets
Interest earning assets:
  Loans, net of unearned income                                            $  541,434          $  47,701             8.81%
  Investment securities:
   Taxable                                                                    186,763             10,299             5.51
   Tax exempt                                                                  39,566              1,847             4.67
  Funds sold                                                                    6,529                456             6.98
  Interest-bearing deposits with banks                                          4,306                266             6.18
                                                                           ----------          ---------
     Total earning assets                                                     778,598             60,569             7.78
                                                                                               ---------             ----
Cash and other assets                                                          35,996
Less allowance for loan losses                                                 (7,295)
                                                                           ----------
     Total  assets                                                         $  807,299
                                                                           ==========
Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                                    $  110,967          $   1,014             0.91%
  Savings                                                                     143,087              4,090             2.86
  Certificates of deposit                                                     289,431             14,540             5.02
Funds purchased                                                                59,724              2,818             4.72
Notes payable                                                                  23,606              1,454             6.16
                                                                           ----------          ---------
     Total interest-bearing liabilities                                       626,815             23,916             3.82
                                                                                               ---------             ----
Demand deposits                                                               94,197
Other liabilities                                                             12,714
Shareholders' equity                                                          73,573
                                                                           ---------
     Total liabilities and shareholders' equity                            $ 807,299
                                                                           =========
Net interest spread                                                                                                  3.96
Impact of interest free funds                                                                                        0.75
                                                                                                                     ----
Net interest margin                                                                                                  4.71%
                                                                                                                     ====
Net interest income                                                                            $  36,653
                                                                                               =========

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES                                                    1998

                                                                             AVERAGE           INTEREST             AVERAGE
(Dollars in thousands)                                                       BALANCE          EARNED/PAID         YIELD/RATE
Assets
Interest earning assets:
  Loans, net of unearned income                                             $ 452,600          $  41,799             9.24%
  Investment securities:
   Taxable                                                                    164,359              9,966             6.06
   Tax exempt                                                                  34,516              1,672             4.84
  Funds sold                                                                   18,456                579             3.14
  Interest-bearing deposits with banks                                          8,752                471             5.38
                                                                            ---------          ---------
     Total earning assets                                                     678,683             54,487             8.03
                                                                                               ---------             ----

Cash and other assets                                                          43,856
Less allowance for loan losses                                                 (5,795)
                                                                            ---------
     Total  assets                                                          $ 716,744
                                                                            =========
Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                                     $ 124,663          $   2,437             1.95%
  Savings                                                                     105,635              3,246             3.07
  Certificates of deposit                                                     270,474             14,770             5.46
Funds purchased                                                                50,676              2,425             4.79
Notes payable                                                                   5,700                244             4.28
                                                                            ---------          ---------
     Total interest-bearing liabilities                                       557,148             23,122             4.15
                                                                                               ---------             ----
Demand deposits                                                                83,179
Other liabilities                                                               8,572
Shareholders' equity                                                           67,845
                                                                            ---------
     Total liabilities and shareholders' equity                             $ 716,744
                                                                            =========
Net interest spread                                                                                                  3.88
Impact of interest free funds                                                                                        0.74
                                                                                                                     ----
Net interest margin                                                                                                  4.62%
                                                                                                                     ====
Net interest income                                                                            $  31,365
                                                                                               =========

INVESTMENT SECURITIES

         Investment securities, the Corporation's second largest category of earning assets, are utilized to fund loan growth and deposit liquidations, provide liquidity, employ excess funds, and pledge as collateral for certain deposits and purchased funds. At December 31, 2000, investment securities were $183,198,000, or 20.3 percent, of earning assets, as compared with $195,572,000, or 24.4 percent, of earning assets at year-end 1999. As securities are purchased, they are designated as available for sale or held to maturity based upon management's intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

         Interest earned on the taxable securities portfolio was $9,252,000 in 2000, a decrease of $1,047,000, or 10.2 percent, from the $10,299,000 earned in 1999. This decrease was the result of an average taxable securities volume decline of 15.4 percent, partially offset by the impact of a 34 basis point rise in average yield, from 5.51 percent in 1999 to 5.85 percent in 2000. Taxable income in 1999 was $333,000, or 3.3 percent, higher than 1998. This increase was based upon 13.6 percent higher average volumes in 1999 compared with 1998, while offset in large part by a 55 basis point decline in the average yield. The average maturity for the taxable investment portfolio was 3.2 years at December 31, 2000, 3.8 years at December 31, 1999 and 2.6 years at year-end 1998.

         Non-taxable investments have remained at relatively constant levels, with similar earnings results year to year. In 2000, this segment of the portfolio earned $1,775,000, or 3.9 percent less compared with $1,847,000 in 1999. Contributing to the decrease was a modest decline of 1.3 percent in the average non-taxable securities balance and a 13 basis point decrease in the average yield. From 1998 to 1999 non-taxable income rose $175,000 as a result of an increase in the average volume from $34,516,000 to $39,566,000, or 14.6 percent. This positive influence was offset in part by a 17 basis point decrease in average yield during the period. The average maturity of the non-taxable investment portfolio was 4.6 years at December 31, 2000, 5.2 years at December 31, 1999 and 4.0 years at the end of 1998.

         At December 31, 2000, the fair value of the investment securities portfolio was $183,178,000, a negligible discount from the carrying value. The market discount was .4 percent at December 31, 1999, following a .5 premium valuation at the end of 1998. At December 31, 2000, investment securities with an amortized cost of $145,198,000 and fair value of $144,648,000 were classified as available-for-sale. The resultant $550,000 decrease in the carrying value of the securities has been reflected, net of tax effect, in the statement of changes in shareholders' equity as a component of comprehensive income.

         Disposition of investment securities involved no realized gain or loss in 2000 and realized gains of $214,000 in 1999 and $95,000 in 1998.

TABLE 3

BOOK VALUE OF INVESTMENT SECURITIES

December 31,

(Dollars in thousands)                                     2000            1999           1998          1997           1996
U. S. Treasury Securities                              $   24,519     $   28,946     $   50,066     $   33,791     $   37,853
U. S. Government Agencies and Corporations                115,686        119,924        114,484         98,430         89,747
Other Securities                                            4,443          3,769          3,449          1,171          1,188
-----------------------------------------------------------------------------------------------------------------------------
  Total Taxable                                           144,648        152,639        167,999        133,392        128,788
-----------------------------------------------------------------------------------------------------------------------------
State, County and Municipal Obligations                    38,550         42,933         38,138         34,851         34,578
-----------------------------------------------------------------------------------------------------------------------------
  Total Tax-exempt                                         38,550         42,933         38,138         34,851         34,578
-----------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                            $  183,198     $  195,572     $  206,137     $  168,243     $  163,366
=============================================================================================================================

TABLE 4

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

                                         DUE IN                DUE AFTER             DUE AFTER           DUE AFTER
DECEMBER 31, 2000                     1 YR. OR LESS           1 THRU 5 YRS.        5 THRU 10 YRS.          10 YRS.
(Dollars in thousands)              AMOUNT      YIELD      AMOUNT       YIELD     AMOUNT     YIELD    AMOUNT     YIELD
U.S. Treasury Securities           $ 2,764      5.25%     $ 21,755      5.43%
U.S. Government Agencies
   and Corporations                 16,605      6.47        61,456      6.01      $37,625     6.19%
Other Securities (1)                                                                                  $  4,443     6.91%
-----------------------------------------------------------------------------------------------------------------------
     Total Taxable                  19,369      6.30        83,211      5.86       37,625     6.19       4,443     6.91
-----------------------------------------------------------------------------------------------------------------------
State, County and
   Municipal Obligations             3,200      7.32        17,040      6.51       16,378     6.20       1,932     7.55
-----------------------------------------------------------------------------------------------------------------------
     Total                         $22,569      6.45%     $100,251      5.97%     $54,003     6.19%   $  6,375     7.11%
=======================================================================================================================
Percent of Total                                  12%                     55%                   29%                   4%

Cumulative % of Total                             12%                     67%                   96%                 100%

DECEMBER 31, 2000                        TOTAL              PAR          FAIR
(Dollars in thousands)             AMOUNT      YIELD       VALUE         VALUE
U. S. Treasury Securities          $ 24,519     5.40%     $ 24,400     $ 24,558
U.S. Government Agencies
   and Corporations                 115,686     6.15       116,200      115,647
Other Securities (1)                  4,443     6.91         4,443        4,443
-------------------------------------------------------------------------------
     Total Taxable                  144,648     6.05       145,043      144,648
-------------------------------------------------------------------------------
State, County and
   Municipal Obligations             38,550     6.43        37,000       38,530
-------------------------------------------------------------------------------
     Total                         $183,198     6.14%     $182,043     $183,178
===============================================================================
Percent of Total

Cumulative % of Total

(1) Federal Reserve Bank and other corporate stocks have no set maturity and are classified in "Due after 10 years."

LOAN PORTFOLIO

         At December 31, 2000, loans, net of unearned discount, were $732,266,000, an increase of $118,305,000, or 19.3 percent, compared to year-end 1999. Average loans during 2000 were $680,217,000, an increase of 25.6 percent over the $541,434,000 average for 1999.

         Real estate mortgage loans continue to comprise the largest portion of the loan portfolio. All loans secured by real estate, except real estate construction loans, are placed in this category. Real estate mortgage loans were $473,131,000 at the end of 2000, representing 64.6 percent of the total portfolio. This was an increase of $76,973,000, or 19.4 percent over year-end 1999. Consumer loans, the next largest lending segment at $123,411,000, represented 16.9 percent of the loan portfolio at December 31, 2000. This was $20,261,000, or 19.6 percent, more than the $103,150,000 loan balance at the prior year end. At December 31, 2000, commercial, financial and agricultural loans represented 14.1 percent of the portfolio at $103,468,000, an increase of $16,370,000, or 18.8 percent, over the previous year.

         Interest and fee income increased $13,583,000 to $61,284,000 in 2000, as compared with 1999. The growth of the loan portfolio was the main contributor to this 28.4 percent increase. While Federal monetary activity included three interest rate hikes totaling 1.00 percent during 2000, the average yield on the loan portfolio was 9.0 percent for the year, up from 8.8 percent in 1999. Table 6 shows the maturity and interest rate sensitivity of the loan portfolio as of December 31, 2000. At that date, loans that mature in one year or less totaled $165,741,000. Of the loans due after one year, $532,462,000, or 94.0 percent, had fixed interest rates and $34,063,000, or 6.0 percent, were variable rate loans.

         The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due and, therefore, do not reach a nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Closed end consumer loans are charged off on or before becoming 120 days past due and open end consumer loans are charged off on or before becoming 180 days past due. All interest accrued in the current year but unpaid at the date a loan goes on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 2000, nonaccrual loans were $1,481,000 compared with $1,537,000 at year-end 1999. At December 31, 2000, loans which were 90 days or more past due were $1,838,000 compared to $729,000 at year-end 1999.

         Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 2000. First National Corporation does not have any loans which have been restructured or any foreign loans.

         Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity. As of December 31, 2000, no credit concentrations existed.

         Table 7 provides the level of risk elements in the loan portfolio for the past five years.

TABLE 5

DISTRIBUTION OF NET LOANS
BY TYPE

December 31,
(Dollars in thousands)                       2000             1999             1998             1997             1996

Commercial, financial,
  agricultural and other                  $ 103,468        $  87,098        $  87,610        $  72,312        $  49,380
Real estate - construction                   32,256           27,555           19,113           18,378           18,971
Real estate - mortgage                      473,131          396,158          303,300          268,153          239,779
Consumer                                    123,441          103,150           86,195           78,139           64,932
-----------------------------------------------------------------------------------------------------------------------
Total                                     $ 732,266        $ 613,961        $ 496,218        $ 436,982        $ 373,062
=======================================================================================================================

Percent of Total
Commercial, financial,
  agricultural and other                       14.1%            14.2%            17.7%            16.5%            13.2%
Real estate - construction                      4.4              4.5              3.9              4.2              5.1
Real estate - mortgage                         64.6             64.5             61.1             61.4             64.3
Consumer                                       16.9             16.8             17.3             17.9             17.4
-----------------------------------------------------------------------------------------------------------------------
Total                                         100.0%           100.0%           100.0%           100.0%           100.0%
=======================================================================================================================

TABLE 6

MATURITY DISTRIBUTION OF LOANS

                                                                        MATURITY
December 31, 2000                                        1 YEAR          1 - 5         OVER 5
(Dollars in thousands)                     TOTAL         OR LESS         YEARS          YEARS

Commercial, financial
  agricultural and other                  $103,468       $ 51,450       $ 45,419       $  6,599
Real estate - construction                  32,256         15,229         11,597          5,430
Real estate - mortgage                     473,131         79,812        226,593        166,725
Consumer                                   123,411         19,250         93,266         16,896
-----------------------------------------------------------------------------------------------
Total                                     $732,266       $165,741       $376,875       $189,650
===============================================================================================
Loans due after one year
  with:
    Predetermined interest rates                         $532,462
    Floating or adjustable interest rates                $ 34,063

ASSET QUALITY

   Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, First National Corporation has established credit policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. At December 31, 2000 and 1999, the Corporation did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

         Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment portfolio, 99.2 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and tax-free securities having a rating of "A" or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. The Corporation maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs over the past five years have not exceeded .13 percent of net average loans. In 2000 net loan charge-offs as a percentage of net average loans were .12 percent compared to .12 percent in 1999. See "Loans" for a discussion of the Corporation's charge-off and nonaccrual policies.

TABLE 7

NONACCRUAL AND PAST DUE LOANS

December 31
(Dollars in thousands)                           2000          1999          1998          1997          1996
Loans past due 90 days or more                 $ 1,838       $   729       $ 1,426       $   488       $   412
Loans on a nonaccruing basis                     1,481         1,537         1,547         1,445         1,423
--------------------------------------------------------------------------------------------------------------
Total                                          $ 3,319       $ 2,266       $ 2,973       $ 1,933       $ 1,835
==============================================================================================================

TABLE 8

SUMMARY OF  LOAN
LOSS EXPERIENCE

December 31
(Dollars in thousands)                     2000           1999           1998           1997          1996
Allowance for loan losses -
   January 1                            $  7,886       $  6,934       $  6,246       $  5,336       $  4,173
-------------------------------------------------------------------------------------------------------------
Total charge-offs                         (1,008)          (826)          (785)          (829)          (720)
-------------------------------------------------------------------------------------------------------------
Total recoveries                             206            165            260            323            401
-------------------------------------------------------------------------------------------------------------
Net charge-offs                             (802)          (661)          (525)          (506)          (319)
Provisions for loan losses                 1,838          1,613          1,213          1,416          1,481
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses -
December 31                             $  8,922       $  7,886       $  6,934       $  6,246       $  5,335
=============================================================================================================
Average loans - net of
unearned income                         $679,379       $541,434       $452,600       $404,641       $342,311

Ratio of net charge-offs
to average loans - net of
unearned income                              .12%           .12%           .12%           .13%           .09%

LOAN LOSS PROVISION

   First National Corporation maintains an allowance for loan losses at a level which management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance utilizing its internal risk rating system, credit review and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

         The allowance is established on an overall portfolio basis, and management does not subsequently allocate the allowance by geographic area or loan category.

         The provision for loan losses for the year ended December 31, 2000, was $1,838,000, compared to $1,613,000 in 1999. The 14.0 percent increase in the provision for loan losses was due mainly to the overall growth of the loan portfolio.

         The allowance for loan losses was $8,922,000, or 1.22 percent of outstanding loans at December 31, 2000, as compared with $7,886,000, or 1.28 percent at the end of 1999. Total charge-offs were $1,008,000 in 2000 and $826,000 in 1999. Recoveries were $206,000 in 2000 and $165,000 in the prior year. Net charge-offs were $802,000 in 2000 and $661,000 in 1999. The ratio of net charge-offs to average loans was .12 percent in both 2000 and 1999. A summary of loan loss experience for the five years ending December 31, 2000 is provided in Table 8.

         Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2000, and December 31, 1999, other real estate owned was $848,000 and $227,000 respectively. This increase year-to-year resulted from foreclosure activities.

         Although management anticipates that the level of charge-offs for 2001 will be somewhat higher than the level experienced in 2000 due to more difficult business conditions caused by the slowing of the economy, the allowance is currently considered to be adequate. The OCC handbook recommends that banks take a broad look at certain factors in considering allowance for loan loss. These factors include loan loss experience, specific allocations and other subjective factors. First National Corporation continues to consider such factors recognized in the handbook to evaluate the allowance for loan losses.

LIQUIDITY

         Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity means the consistent ability to meet loan demand and deposit withdrawals. The Corporation has employed its funds in a manner to provide liquidity in both assets and liabilities.

         Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 12 percent of the investment portfolio matures in one year or less. This segment of the investment portfolio consists of U.S. Treasury securities, U.S. Agency securities and bank qualified municipal obligations. Loans and other investments are generally held for longer terms and not utilized for day-to-day operating needs.

         Increases in the Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the Corporation's use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowing.

         The Corporation regularly obtains borrowed funds in the form of cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreement to repurchase arrangements. During 2000, the Corporation maintained a satisfactory level of liquidity through growth in interest-bearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

DERIVATIVES AND SECURITIES HELD FOR TRADING

         In January 1998, the Securities and Exchange Commission adopted rules that require more comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). The Corporation does not have financial derivatives, nor does it maintain a trading portfolio.

TABLE 9

FINANCIAL INSTRUMENTS

                                                                                                                           FAIR
                                                                                                      THERE                VALUE
(DOLLARS IN THOUSANDS)                  2001         2002         2003         2004        2005       AFTER      TOTAL    12-31-00
Financial Assets:
  Loans, net of unearned income:
    Fixed Rate:
      Book Value                     $  99,629    $  48,647    $  84,262    $  76,533    $ 79,876    $134,517   $523,464   $520,198
      Average interest rate               8.64%        8.74%        8.57%        8.31%       8.80%       7.82%      8.58%
    Variable Rate:
      Book Value                     $ 205,585           --           --           --                      --   $205,585   $204,302
      Average interest rate               9.04%          --           --           --                      --       9.04%
  Securities held to maturity:
    Fixed Rate:
      Book Value                     $   3,374    $   2,958    $   3,941    $   4,413    $  6,750    $ 17,114   $ 38,550   $ 38,530
      Average interest rate               7.87%        6.91%        6.89%        6.43%       6.61%       6.42%      6.63%
    Variable Rate:
      Book Value                            --           --           --           --          --          --         --         --
      Average interest rate                 --           --           --           --          --          --         --
  Securities available for sale:
    Fixed Rate:
      Book Value                     $  56,994    $  27,958    $  21,156    $  12,705    $  4,783    $ 20,364   $143,960   $143,960
      Average interest rate               6.17%        5.88%        5.78%        5.76%       6.01%       6.03%      6.10%
    Variable Rate:
      Book Value                     $     688           --           --           --                      --   $    688   $    688
      Average interest rate               6.57%          --           --           --                      --       6.57%
  Federal funds sold                 $   7,584           --           --           --          --          --   $  7,584   $  7,584
      Average interest rate               6.50%          --           --           --          --          --       6.50%
-----------------------------------------------------------------------------------------------------------------------------------
        Total financial assets       $ 373,854    $  79,563    $ 109,359    $  93,651    $ 91,409    $171,995   $919,831   $915,262
-----------------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
    Non-interest bearing deposits    $  12,705    $  13,540    $  13,540    $  13,540    $ 13,540    $ 45,132   $111,997   $107,402
      Average interest rate                N/A          N/A          N/A          N/A         N/A         N/A        N/A
    Interest-bearing
      savings and checking           $ 146,311    $  42,422    $  42,422    $  42,422    $  7,072          --   $280,649   $269,134
      Average interest rate               2.35%        1.17%        1.17%        1.17%       1.17%         --       2.35%
    Time deposits                    $ 295,163    $  57,477    $   6,386    $   4,836    $    519    $    549   $364,930   $349,958
      Average interest rate               5.73%        6.26%        5.77%        6.50%       6.82%       3.72%      5.91%
    Federal funds purchased
      and securities sold under
      agreements to repurchase       $  65,948           --           --           --          --          --   $ 65,948   $ 65,948
      Average interest rate               5.78%          --           --           --          --          --       5.78%
    Notes payable                    $  57,050           --           --           --          --          --   $ 57,050   $ 57,323
      Average interest rate               5.70%          --           --           --          --          --       5.70%
-----------------------------------------------------------------------------------------------------------------------------------
        Total financial liabilities  $ 577,177    $ 113,439    $  62,348    $  60,798    $ 21,131    $ 45,681   $880,574   $849,765
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap        $(203,323)   $ (33,876)   $  47,011    $  32,853    $ 70,278    $126,314   $ 39,257
Cumulative interest rate
  sensitivity gap                    $(203,323)   $(237,199)   $(190,188)   $(157,335)   $(87,057)   $ 39,257
Cumulative interest rate
  sensitivity gap as percent
  of total financial assets             -22.11%      -25.79%      -20.68%      -17.10%      -9.46%       4.27%

Table 9 provides information as of December 31, 2000 about the Corporation's financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 24 to the consolidated financial statements.

ASSET-LIABILITY MANAGEMENT AND MARKET RISK SENSITIVITY

         The Corporation's earnings may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of its financial instruments. The Corporation uses a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The earnings simulation model and gap analysis take into account the Corporation's contractual agreements with regard to investments, loans and deposits. Although the Corporation's simulation model is subject to the accuracy of the assumptions that underlie the process, the Corporation believes that such modeling provides a better illustration of the interest sensitivity of earnings than does static sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income while managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations present a good indicator of the degree of earnings risk the Company has, or may incur in future periods, arising from interest rate changes or other market risk factors.

         The Corporation's policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points over a 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. The Corporation traditionally has maintained a risk position well within the policy guideline level. As of December 31, 2000, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 2.6 percent increase in net interest income while a 200 basis point increase in rates over the same period would result in an approximate 3.0 percent decrease in interest income -- both as compared with a base case unchanged interest rate environment. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors.

         As mentioned above, another (though less useful) indicator of interest rate risk exposure is the interest rate sensitivity gap and cumulative gap. Interest rate sensitivity gap analysis is based on the concept of comparing financial assets which reprice with financial liabilities which reprice within a stated time period. The time period in which a financial instrument is considered to be rate sensitive is determined by that instrument's first opportunity to reprice to a different interest rate. For variable rate products the period in which repricing occurs is contractually determined. For fixed rate products the repricing opportunity is deemed to occur at the instrument's maturity or call date, if applicable. For non-interest-bearing funding products, the "maturity" is based solely on a scheduled decay, or runoff, rate. When more assets than liabilities reprice within a given time period, a positive interest rate gap (or "asset sensitive" position) exists. Asset sensitive institutions may benefit in generally rising rate environments as assets reprice more quickly than liabilities. Conversely, when more liabilities than assets reprice within a given time period, a negative interest rate gap (or "liability sensitive" position) exists. Liability sensitive institutions may benefit in generally falling rate environments as funding sources reprice more quickly than earning assets. However, another shortfall of static gap analysis based solely on the timing of repricing opportunities is its lack of attention to the degree of magnitude of rate repricings of the various financial instruments.

         As shown in the gap analysis within Table 9, the Company's financial liabilities will generally reprice more quickly than its financial assets. In this respect, the gap analysis ties together with the simulation analysis in indicating that the Company was somewhat liability sensitive at December 31, 2000.

         The Company does not currently use interest rate swaps or other derivatives to modify the interest rate risk of its financial instruments.

DEPOSITS

         Customer deposits provide First National Corporation with its primary source of funds for the continued growth of the loan and investment portfolios. Total deposits grew to $757,576,000 at December 31, 2000, an increase of $67,911,000, or 9.9 percent from year-end 1999. This growth was provided largely from a 10.4 percent increase in interest-bearing accounts from $584,647,000 at December 31, 1999 to $645,579,000 at the end of 2000. Also contributing to the increase was 6.7 percent growth in non-interest-bearing deposits, which grew from $105,018,000 to $111,997,000 year-to-year. Average total deposits increased
15.4 percent to $736,093,000 in 2000 from $637,682,000 the previous year. This increase was comprised of a $77,865,000, or 14.3 percent, rise in average interest-bearing deposits and an increase in non-interest-bearing deposits of $20,546,000, or 21.8 percent. The growth in average interest-bearing deposits from 1999 to 2000 was the result of a $57,690,000, or 19.9 percent increase in certificates of deposit; a $12,728,000, or 11.5 percent increase in interest-bearing transaction accounts; and a $7,447,000, or 5.2 percent rise in savings deposits.

         At December 31, 2000, the ratio of interest-bearing deposits to total deposits was 85.2 percent as compared with 84.8 percent at December 31, 1999 and
85.9 percent at the end of 1998. The average rate paid on interest-bearing deposit accounts was 4.5 percent during 2000 and 3.8 percent and 4.2 percent during 1999 and 1998, respectively.

TABLE 10

MATURITY DISTRIBUTION OF
CD'S OF $100,000 OR MORE

DECEMBER 31                                        2000              1999
(Dollars in thousands)
Within three months                              $ 34,860         $ 47,044
After three through six months                     39,830           15,977
After six through twelve months                    28,353           15,090
After twelve months                                16,622           10,651
--------------------------------------------------------------------------
Total                                            $119,665         $ 88,762
==========================================================================

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

TABLE 11

DECEMBER 31
(Dollars in thousands)                     2000                      1999                      1998
                                    AMOUNT       RATE        AMOUNT        RATE        AMOUNT          RATE
At period-end:
   Federal funds purchased
    and securities sold under
    repurchase agreements          $ 65,948       5.78%      $ 76,400       5.75%      $ 52,150        3.75%
--------------------------------------------------------------------------------------------------------------
   Other borrowings                  57,050       5.95%        26,750       5.92            100        6.35
--------------------------------------------------------------------------------------------------------------

Average for the year:
   Federal funds purchased
    and securities sold under
    repurchase agreements and      $ 85,422       5.13%      $ 59,724       4.72%      $ 50,676        4.68%
--------------------------------------------------------------------------------------------------------------
    Other borrowings                 32,759       5.70%        23,606       6.16          5,700        7.48
--------------------------------------------------------------------------------------------------------------

Maximum month-end balance:
   Federal funds purchased
    and securities sold under
    repurchase agreements          $159,503                  $ 76,400                  $ 66,618
--------------------------------------------------------------------------------------------------------------
   Other borrowings                  57,050                    26,750                     2,100
--------------------------------------------------------------------------------------------------------------

CAPITAL AND DIVIDENDS

         A strong shareholders' equity base has provided First National Corporation with support for its banking operations and opportunities for growth, while ensuring sufficient resources to absorb the risks inherent in the business. As of December 31, 2000, shareholders' equity was $84,936,000, or 8.8 percent, of total assets. At year-end 1999 and 1998, shareholders' equity was $75,819,000, or 8.7 percent, of total assets and $74,325,000, or 9.9 percent, of total assets, respectively.

         The Corporation and its banking subsidiaries are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least 50 percent of total capital and total capital must be eight percent of risk-weighed assets. The Tier 1 capital ratio for First National Corporation was 12.15 percent at December 31, 2000, 12.70 percent percent at December 31, 1999 and
14.78 at the end of 1998. The total capital ratio for the Corporation was 13.40 percent, 13.95 percent and 16.02 percent for the years ended December 31, 2000, 1999 and 1998, respectively.

         As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution's composite rating as determined by its regulators. The leverage ratio for First National Corporation was 8.27 percent at December 31, 2000, 8.64 percent at December 31, 1999 and 9.37 percent at year-end 1998. The Corporation well exceeded all minimum ratio standards established by the regulatory agencies.

         First National Corporation pays dividends from funds provided mainly by dividends from its subsidiary banks. Such bank dividends are subject to certain regulatory restrictions and require the approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of the banks' net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2000, $11,726,000 of the banks' retained earnings were available for distribution to the Corporation as dividends without prior regulatory approval.

         In 2000, First National Corporation made shareholder dividend payments of $3,801,000 as compared with $3,187,000 in 1999 and $2,538,000 in 1998. The dividend pay-out ratios were 36.09 percent, 40.14 percent and 30.69 percent for the years 2000, 1999 and 1998, respectively. Earnings retained continue to be utilized as a basis for loan and investment growth and in support of acquisition opportunities.

NON-INTEREST INCOME AND EXPENSE

         As interest rates fluctuate and banks continue to encounter strong competition for deposits, non-interest income provides an important stable source of revenue for the Corporation. For the year ended December 31, 2000, non-interest income was $10,971,000, an increase of $1,244,000, or 12.8 percent, when compared with 1999. Income from non-interest sources was $9,727,000 for 1999, $871,000, or 9.8 percent, greater than 1998.

         Service charges on deposit accounts were $7,358,000, comprising 67.1 percent of non-interest income in 2000, and representing a $1,520,000, or 26.0 percent increase over 1999. For the year ended December 31, 1999, service charges on deposit accounts were $5,838,000, a $219,000, or 3.9 percent, increase compared with 1998. These increases were attributed to increased account activity and pricing modifications to reflect new services and related costs.

         Other service charges and fees declined $87,000, or .2 percent to $3,545,000 in 2000, as compared with the previous year. This followed a $536,000, or 17.3 percent increase for the year ended December 31, 1999, compared to 1998. The marginal decrease in 2000 revenues was the result of higher gain on sale of loans in 1999, partially offset by growth in trust asset management income.

         Non-interest expense was $34,096,000 for the year ended December 31, 2000, an increase of .9 percent compared with $33,802,000 in 1999. The 1999 result was $6,936,000, or 25.8 percent higher than 1998.

         The largest component of non-interest expense has been salaries and employee benefits, which were $17,304,000 in 2000, an increase of $463,000, or
2.8 percent, compared with the previous year. In 1999, salaries and employee benefits were $16,841,000, higher than 1998 by $2,474,000, or 17.2 percent. The Corporation employed 402 full-time equivalent employees at December 31, 2000, compared with 426 at December 31, 1999, and 353 at year-end 1998. The increase from 1998 to 1999 was primarily related to the acquisitions of FirstBanc and two Carolina First branches. Payments under a cash incentive program covering all employees were $843,000 in 2000 and $829,000 in 1999.

         Net occupancy expense was $1,989,000, $1,773,000, and $1,417,000 for the years ended December 31, 2000, 1999, 1998, respectively. The 12.2 percent increase in 2000 as compared to 1999 and the 25.1 percent rise from 1998 to 1999 were due to increased facilities operating expenses.

         Furniture and equipment expense was $3,569,000 in 2000, an increase of
17.3 percent over 1999. This was a result of a rise in equipment leasing costs and equipment service contracts. An increase in the latter expense also contributed to an increase of 57.1 percent in 1999, as compared to 1998.

         For the year ended December 31, 2000, other expense decreased by $912,000, or 7.5 percent, to $11,234,000, compared with 1999. Acquisition expenses of $2,255,000 were incurred in 1999, while in 2000, consulting expenses increased $597,000, mainly due to a process reengineering project, and amortization of expenses associated with acquisition intangibles increased by $303,000. Compared with 1998, other expense in 1999 rose $3,001,000, or 32.8 percent, primarily due to the aforementioned acquisition expenses and increases in other areas, including advertising, insurance, office supplies, postage, telephone, and other expenses.

TABLE 12

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands)                            2000 QUARTERS                                       1999 QUARTERS

                                         FOURTH      THIRD       SECOND      FIRST       FOURTH    THIRD(1)     SECOND       FIRST
Interest income                         $18,710     $19,173     $19,013     $16,950     $16,204     $15,263     $14,840     $14,262
Interest expense                          8,366       8,937       8,800       7,129       6,386       5,974       5,839       5,717
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                   10,344      10,236      10,213       9,821       9,818       9,289       9,001       8,545
-----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                   624         456         440         318         503         366         397         347
Non-interest income                       2,592       2,783       2,995       2,601       2,198       2,462       2,537       2,530
Non-interest expense                      8,755       8,356       8,656       8,329       8,413      10,217       7,732       7,440
-----------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes             3,557       4,207       4,112       3,775       3,100       1,168       3,409       3,288
Income taxes                              1,132       1,400       1,361       1,225         860         182         918       1,065
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                           $ 2,425     $ 2,807     $ 2,751     $ 2,550     $ 2,240     $   986     $ 2,491     $ 2,223
===================================================================================================================================

(1) As previously reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, certain errors resulting in a $486,000 overstatement of the reported net income for the quarter ended September 30, 1999 in the Corporation's previously filed Form 10-Q for that period were corrected in the 2000 3rd quarter report. The errors had no effect on the previously reported 1999 year to date earnings or retained earnings. However, basic and diluted earnings per share for the quarter were reduced from $.22 to $.14.

EFFECT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, the majority of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See "Asset-Liability Management and Market Risk Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

First National Corporation
Orangeburg, South Carolina
January 26, 2001

REPORT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
  the Board of Directors
First National Corporation

         We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

J. W. Hunt and Company, LLP
Columbia, South Carolina
January 26, 2001

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except par value)

                                                                                                   December 31,
                                                                                             2000                 1999
                                                                                          ----------           ----------
                                               ASSETS
Cash and cash equivalents:
   Cash and due from banks (Note 3)                                                       $   31,843           $   39,479
   Interest-bearing deposits with banks                                                          158                1,848
-------------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                        32,001               41,327
-------------------------------------------------------------------------------------------------------------------------
Investment securities (Note 4):
   Securities held-to-maturity:
     Taxable                                                                                     615                4,335
     Tax-exempt                                                                               37,935               42,933
-------------------------------------------------------------------------------------------------------------------------
       Total (fair value of $38,530 in 2000 and $47,456 in 1999)                              38,550               47,268
   Securities available-for-sale, at fair value                                              144,648              148,304
-------------------------------------------------------------------------------------------------------------------------
       Total investment securities                                                           183,198              195,572
-------------------------------------------------------------------------------------------------------------------------
Loans (Note 5)                                                                               732,266              613,961
   Less, unearned income                                                                      (3,217)              (3,420)
   Less, allowance for loan losses                                                            (8,922)              (7,886)
-------------------------------------------------------------------------------------------------------------------------
       Loans, net                                                                            720,127              602,655
-------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net (Note 6)                                                          16,311               15,693
-------------------------------------------------------------------------------------------------------------------------
Other assets (Note 7)                                                                         18,211               16,620
-------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                       $  969,848           $  871,867
=========================================================================================================================

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand                                                                                 $  111,997           $  105,018
   Interest-bearing transaction accounts                                                     128,196              123,597
   Savings                                                                                   152,453              134,203
   CDs of $100,000 and over                                                                  116,663               88,762
   Other time                                                                                248,267              238,085
-------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                        757,576              689,665
Federal funds purchased and securities
   sold under agreements to repurchase (Note 9)                                               65,948               76,400
Notes payable (Note 10)                                                                       57,050               26,750
Other liabilities                                                                              4,338                3,233
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                     884,912              796,048
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock - $2.50 par value, authorized 40,000,000 shares, issued and outstanding 7,026,901 shares in
     2000 and 7,041,101 shares in 1999                                                        17,567               17,603
   Surplus                                                                                    47,488               47,666
   Retained earnings                                                                          20,228               13,496
   Accumulated other comprehensive income (loss) (Note 14)                                      (347)              (2,946)
-------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               84,936               75,819
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                           $  969,848           $  871,867
=========================================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   2000               1999               1998
                                                                                ---------          ---------          ---------
Interest Income:
  Loans, including fees                                                         $  61,284          $  47,701          $  41,799
  Investment securities:
    Taxable:
     Held-to-maturity                                                                  67                400                676
     Available-for-sale                                                             9,185              9,899              9,290
    Tax-exempt - held-to-maturity                                                   1,775              1,847              1,672
  Federal funds sold                                                                1,501                456                579
  Deposits with banks                                                                  34                266                471
-------------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                       73,846             60,569             54,487
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest-bearing transaction accounts                                             1,222              1,014              2,437
  Savings                                                                           5,056              4,090              3,246
  Certificates of deposit                                                          19,180             14,540             14,770
  Federal funds purchased and securities
    sold under agreements to repurchase                                             5,923              2,818              2,425
  Notes payable                                                                     1,851              1,454                244
-------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                        33,232             23,916             23,122
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income:
  Net interest income                                                              40,614             36,653             31,365
  Provision for loan losses (Note 5)                                                1,838              1,613              1,213
-------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                           38,776             35,040             30,152
-------------------------------------------------------------------------------------------------------------------------------
Non-interest- Income:
  Service charges on deposit accounts                                               7,358              5,838              5,619
  Other service charges and fees                                                    3,545              3,632              3,096
  Gain on sale of securities available-for-sale                                        --                214                 95
  Other income                                                                         68                 43                 46
-------------------------------------------------------------------------------------------------------------------------------
     Total non-interest- income                                                    10,971              9,727              8,856
-------------------------------------------------------------------------------------------------------------------------------
Non-interest- Expenses:
  Salaries and employee benefits (Note 15)                                         17,304             16,841             14,367
  Net occupancy expense                                                             1,989              1,773              1,417
  Furniture and equipment expense                                                   3,569              3,042              1,937
  Other expense (Note 12)                                                          11,234             12,146              9,145
-------------------------------------------------------------------------------------------------------------------------------
     Total non-interest- expense                                                   34,096             33,802             26,866
-------------------------------------------------------------------------------------------------------------------------------
Earnings:
  Income before provision for income taxes                                         15,651             10,965             12,142
  Provision for income taxes (Note 11)                                              5,118              3,025              3,871
-------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                 $  10,533          $   7,940          $   8,271
===============================================================================================================================
Earnings per share (Note 13):
  Basic                                                                         $    1.50          $    1.14          $    1.24
===============================================================================================================================
  Diluted                                                                       $    1.49          $    1.13          $    1.21
===============================================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars, except per share data)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                             COMMON STOCK                       RETAINED  COMPREHENSIVE
                                                         SHARES       AMOUNT       SURPLUS      EARNINGS  INCOME (LOSS)     TOTAL
                                                       ---------     --------     --------     ---------  -------------   --------
Balance, December 31, 1997                             6,031,672     $ 15,079     $ 27,404     $  18,937     $    461     $ 61,881
                                                                                                                          --------
Comprehensive income:
  Net income                                                  --           --           --         8,271           --        8,271
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  tax effects                                                 --           --           --            --          800          800
                                                                                                                          --------
    Total comprehensive income                                                                                               9,071
                                                                                                                          --------
Cash dividends declared at $.48 per share                     --           --           --        (2,538)          --       (2,538)
                                                                                                                          --------
Common stock dividend of 10%, date of
  record, November 2, 1998                               528,678        1,322       14,605       (15,927)          --           --
                                                                                                                          --------
Common stock issued                                      339,329          848        5,063            --           --        5,911
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             6,899,679       17,249       47,072         8,743        1,261       74,325
Comprehensive income:
  Net income                                                  --           --           --         7,940           --        7,940
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  tax effects                                                 --           --           --            --       (4,207)      (4,207)
                                                                                                                          --------
    Total comprehensive income                                                                                               3,733
                                                                                                                          --------
Cash dividends declared at $.52 per share                     --           --           --        (3,187)          --       (3,187)
Common stock issued                                      141,422          354          594            --           --          948
Balance, December 31, 1999                             7,041,101       17,603       47,666        13,496       (2,946)      75,819
Comprehensive income:
  Net income                                                  --           --           --        10,533           --       10,533
  Change in net unrealized gain (loss) on
  securities available-for-sale, net of
  tax effects                                                 --           --           --            --        2,599        2,599
                                                                                                                          --------
    Total comprehensive income                                                                                              13,132
                                                                                                                          --------
Cash dividends declared at $.54 per share                     --           --           --        (3,801)          --       (3,801)
                                                                                                                          --------
Common stock repurchased                                 (14,200)         (36)        (178)           --           --         (214)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             7,026,901     $ 17,567     $ 47,488     $  20,228     $   (347)    $ 84,936
==================================================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  2000               1999               1998
                                                                                ---------          ---------          ---------
Cash flows from operating activities:
  Net income                                                                    $  10,533          $   7,940          $   8,271
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                  2,646              1,926              2,402
     Provision for loan losses                                                      1,838              1,613              1,213
     Deferred income taxes                                                           (344)              (399)              (337)
     Gain on sale of securities available-for-sale                                     --               (214)               (95)
     Loss on sale of premises and equipment                                            --                 26                 74
     Gain on sale of other real estate                                                 --                 --                 (7)
     Net amortization (accretion) of investment securities                            (92)               212                (23)
     Net change in:
       Accrued interest receivable                                                 (1,571)               147               (422)
       Prepaid assets                                                              (1,087)              (581)              (446)
       Miscellaneous other assets                                                  (1,079)            (3,670)            (1,510)
       Accrued interest payable                                                     1,150                446                488
       Accrued income taxes                                                           710               (756)                80
       Miscellaneous other liabilities                                               (754)            (1,818)               460
-------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                             11,950              4,872             10,148
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities available-for-sale                  12,973             36,520             36,499
  Proceeds from maturities of investment securities
    held-to-maturity                                                               10,793              8,149             18,132
  Proceeds from maturities of investment securities
    available-for-sale                                                             24,135             52,528             36,900
  Purchases of investment securities held-to-maturity                              (2,169)            (9,149)           (14,101)
  Purchases of investment securities available-for-sale                           (29,141)           (84,157)          (111,854)
  Net increase in customer loans                                                 (119,511)          (118,223)           (57,927)
  Recoveries on loans previously charged off                                          202                165                260
  Proceeds from sale of other real estate                                              --                 --                162
  Purchases of premises and equipment                                              (2,331)            (4,945)            (2,692)
  Proceeds from sale of premises and equipment                                         29                276                  2
-------------------------------------------------------------------------------------------------------------------------------
             Net cash used by investing activities                               (105,020)          (118,836)           (94,619)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts,
    savings accounts and certificates of deposit                                   67,911             77,773             80,084
  Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                            (10,452)            24,250             (2,162)
  Proceeds from issuance of debt                                                  166,000             22,600              9,600
  Repayment of debt                                                              (135,700)            (2,200)            (8,300)
  Common stock issuance                                                                --                635              5,873
  Common stock repurchase                                                            (214)                --                 --
  Dividends paid                                                                   (3,801)            (3,187)            (2,538)
  Stock options exercised                                                              --                313                 38
-------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                             83,744            120,184             82,595
-------------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   2000               1999               1998
                                                                                ---------          ---------          ---------
Net increase (decrease) in cash and cash equivalents                            $  (9,326)         $   6,220          $  (1,876)

Cash and cash equivalents at beginning of year                                     41,327             35,107             36,983
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $  32,001          $  41,327          $  35,107
===============================================================================================================================

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
  Interest                                                                      $  32,083          $  23,606          $  22,756
===============================================================================================================================
  Income taxes                                                                  $   4,882          $   4,416          $   4,231
===============================================================================================================================
Schedule of Noncash Investing Transactions:
Real estate acquired in full or partial settlement of loans                     $     848          $     227          $     202
===============================================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

First National Corporation (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks"), and its 90%-owned subsidiary, CreditSouth Financial Services Corporation ("CreditSouth"). The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles. The Banks provide general banking services while CreditSouth provides consumer finance services. All services are provided within the State of South Carolina ("South Carolina").

On August 1, 1999, First National Corporation merged with FirstBancorporation, Inc. ("FirstBanc"). The surviving entity was First National Corporation. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the merger had been in effect for all periods presented. All expenses relating to effecting the pooling-of-interests were deducted in determining the net income of the Corporation for 1999.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of First National Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SEGMENTS:

The Corporation, through its subsidiaries, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Corporation's decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Corporation's banking and finance operations are not considered by management to be more than one reportable operating segment.

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

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees which is limited to those employees of the Corporation eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2000, and the liability for future benefits has been recorded in the consolidated financial statements.

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

STOCK COMPENSATION PLANS:

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, allows all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See NOTE 18.)

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either in net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of SFAS No. 133 is not expected to have a material effect on the Corporation's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces and carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001. However, the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral is effective for fiscal years ending after December 15, 2000. The Corporation adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. The Corporation does not anticipate the implementation of the remaining provisions of the Statement, which are effective subsequent to March 31, 2001, will have a material effect on its earnings or financial condition.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 2 - MERGER

On July 31, 1999, the Corporation completed the merger with FirstBanc through the issuance of 1.222 shares of the Corporation's common stock for each share of outstanding common stock of FirstBanc, or 976,666 shares.

At December 31, 1998, the Corporation owned 5,555 shares of FirstBanc common stock (6,788 after applying the exchange ratio) with a recorded value of $100,000. This pre-merger intercompany balance was eliminated.

NOTE 3 - RESTRICTION ON CASH AND DUE FROM BANKS:

The Banks are required to maintain average reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2000, was approximately $6,471,000.

At December 31, 2000, the Corporation and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $2,587,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 4 - INVESTMENT SECURITIES:

The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 2000 and 1999:

                                                       2000

                                                 GROSS       GROSS
                                  AMORTIZED    UNREALIZED  UNREALIZED      FAIR
                                     COST        GAINS       LOSSES       VALUE
                                     ----        -----       ------       -----

(In thousands of dollars)
Securities of
   U. S. Government
   agencies and corporations       $    615      $    3      $   (3)     $    615
Obligations of states
   and political subdivisions        37,935         280        (300)       37,915
---------------------------------------------------------------------------------

Total                              $ 38,550      $  283      $ (303)     $ 38,530
=================================================================================

                                                        1999

                                                 GROSS       GROSS
                                  AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                     COST        GAINS       LOSSES        VALUE
                                     ----        -----       ------        -----
(In thousands of dollars)
Securities of other
   U. S. Government
   agencies and corporations       $  4,335      $    7      $  (34)      $  4,308
Obligations of states
   and political subdivisions        42,933          82        (794)        42,221
----------------------------------------------------------------------------------

Total                              $ 47,268      $   89      $ (828)      $ 46,529
==================================================================================

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 2000 and 1999:

                                                        2000

                                                 GROSS       GROSS
                                  AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                     COST        GAINS       LOSSES        VALUE
                                     ----        -----       ------        -----
(In thousands of dollars)
U. S. Treasury securities          $ 24,485      $   43      $   (9)      $ 24,519
Securities of other
   U. S. Government
   agencies and corporations        116,285         306        (905)       115,686
Other securities                      4,428          15          --          4,443
----------------------------------------------------------------------------------

Total                              $145,198      $  364      $ (914)      $144,648
==================================================================================

                                                        1999

                                                 GROSS       GROSS
                                  AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                     COST        GAINS       LOSSES        VALUE
                                     ----        -----       ------        -----
(In thousands of dollars)
U. S. Treasury securities          $ 32,446      $   19      $  (508)     $ 31,957
Securities of other
   U. S. Government
   agencies and corporations        116,780          17       (4,218)      112,579
Other securities                      3,754          14           --         3,768
----------------------------------------------------------------------------------
Total                              $152,980      $   50      $(4,726)     $148,304
==================================================================================

The amortized cost and fair value of debt securities at December 31, 2000 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       SECURITIES                SECURITIES
                                    HELD-TO-MATURITY         AVAILABLE-FOR-SALE

                                  AMORTIZED       FAIR     AMORTIZED       FAIR
                                     COST        VALUE        COST        VALUE
                                     ----        -----        ----        -----

(In thousands of dollars)

Due in one year or less            $  3,265     $ 3,280      $20,401     $ 20,412
Due after one year through
  five years                         16,973      17,025       82,402       82,168
Due after five years through
  ten years                          16,378      16,205       37,967       37,625
Due after ten years                   1,934       2,020           --           --
---------------------------------------------------------------------------------
    Subtotal                         38,550      38,530      140,770      140,205
No contractual maturity                  --          --        4,428        4,443
---------------------------------------------------------------------------------
    Total                          $ 38,550     $38,530     $145,198     $144,648
=================================================================================

Held-to-maturity securities with a carrying value of $3,000,000 were transferred to available for sale category in 2000. There were no sales or transfers of held-to-maturity securities during 1999 or 1998.

The following table summarizes information with respect to sale of available-for-sale securities:

                                                 YEAR ENDED DECEMBER 31,
                                          2000             1999             1998
                                          ----             ----             ----

Sale proceeds                         $ 12,973,000     $ 36,520,000     $ 36,499,000
====================================================================================
Gross realized gains                  $     20,000     $    246,000     $     95,000
Gross realized losses                       20,000           32,000               --
------------------------------------------------------------------------------------
Net realized gain                     $         --     $    214,000     $     95,000
====================================================================================

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

At December 31, 2000 and 1999, investment securities with a carrying value of $57,600,000 and $58,974,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2000 and 1999, the carrying amount of securities pledged to secure repurchase agreements was $40,282,000 and $36,111,000, respectively.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 2000 and 1999:

                                                        2000               1999
                                                        ----               ----

(In thousands of dollars)
Commercial, financial and agricultural               $  103,468         $   87,098
Real estate - construction                               32,256             27,555
Real estate - mortgage                                  473,131            396,158
Consumer                                                123,411            103,150
----------------------------------------------------------------------------------
   Total loans                                          732,266            613,961
Less, unearned income                                    (3,217)            (3,420)
Less, allowance for loan losses                          (8,922)            (7,886)
----------------------------------------------------------------------------------
    Loans, net                                       $  720,127         $  602,655
==================================================================================

Changes in the allowance for loan losses for the three years ended December 31, 2000, were as follows:

                                                        2000          1999          1998
                                                        ----          ----          ----

(In thousands of dollars)
Balance at beginning of year                          $  7,886      $  6,934      $  6,246
Loans charged-off                                       (1,004)         (826)         (785)
Recoveries of loans previously charged-off                 202           165           260
------------------------------------------------------------------------------------------
  Balance before provision for loan losses               7,084         6,273         5,721
Provision for loan losses                                1,838         1,613         1,213
------------------------------------------------------------------------------------------
Balance at end of year                                $  8,922      $  7,886      $  6,934
==========================================================================================

At December 31, 2000 and 1999, the aggregate amount of loans for which the accrual of interest had been discontinued was $1,481,000 and $1,537,000, respectively. Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 2000. There were no restructured loans at December 31, 2000 and 1999.

Included in the balance sheet under the caption "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $848,000 and $227,000 at December 31, 2000 and 1999, respectively.

There were no impaired loans at December 31, 2000 and 1999.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, consisted of the following:

                                               USEFUL LIFE        2000         1999
                                               -----------        ----         ----

(In thousands of dollars)
Land                                                            $  2,453     $  2,406
Buildings and leasehold improvements            15-40 years       15,514       14,270
Equipment and furnishings                        5-10 years       10,080        9,096
-------------------------------------------------------------------------------------
      Total                                                       28,047       25,772
Less, accumulated depreciation                                    11,736       10,079
-------------------------------------------------------------------------------------
      Premises and equipment, net                               $ 16,311     $ 15,693
=====================================================================================

Depreciation expense charged to operations was $1,684,000, $1,342,000, and $1,432,000, in 2000, 1999, and 1998, respectively.

NOTE 7 - INTANGIBLE ASSETS:

CORE DEPOSIT PREMIUM COST:

Purchases in prior years of branches of other commercial banks resulted in core deposit premium cost of $9,723,000. Amortization expense, which is included in other non-interest expense, for the years ended December 31, 2000, 1999 and 1998 was $786,000, $483,000, and $414,000 respectively.

COMPUTER SOFTWARE:

Computer software with an original cost of $1,622,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $173,000, $79,000 and $329,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

NOTE 8 - DEPOSITS:

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

           (In thousands of dollars)
                     2001                    $294,714
                     2002                      57,928
                     2003                       6,385
                     2004                       4,836
                     2005                         519
                  Thereafter                      548
                                             --------
                                             $364,930
                                             ========

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

Information concerning federal funds purchased and securities sold under agreements to repurchase is included in Table 11 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 10 - NOTES PAYABLE:

The Banks have entered into advance agreements with the FHLB of Atlanta. Advances under these agreements are collateralized by stock in the FHLB of Atlanta, and qualifying first mortgage loans under a blanket floating lien. A summary of advances during the years ended December 31, 2000 and 1999, is as follows:

                                                              2000                1999
                                                              ----                ----

Advances outstanding at December 31                       $ 57,050,000        $ 26,750,000
==========================================================================================
Maximum amount outstanding at any month-end                 57,050,000          26,800,000
==========================================================================================
Average amount outstanding during the year                  32,759,000          23,606,000
==========================================================================================
Weighted-average interest rate at December 31                     5.95%               5.20%
==========================================================================================
Weighted-average interest rate during the year                    5.70%               5.14%
==========================================================================================

Principal maturities of FHLB advances are summarized below:

         YEAR ENDING DECEMBER 31:

                   2001                            $ 44,050,000
                   2002                                      --
                   2003                                      --
                   2004                                      --
                   2005 and thereafter               13,000,000
                                                   ------------
                           Total                   $ 57,050,000
                                                   ============

NOTE 11 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                         YEAR ENDED DECEMBER 31,

(In thousands of dollars)                         2000            1999            1998
                                                  ----            ----            ----
Current:
   Federal                                      $  4,961        $  3,043        $  3,777
   State                                             501             381             431
----------------------------------------------------------------------------------------
      Total current tax expense                    5,462           3,424           4,208
----------------------------------------------------------------------------------------
Deferred:
   Federal                                          (313)           (281)           (286)
   State                                             (31)           (118)            (51)
----------------------------------------------------------------------------------------
      Total deferred tax benefit                    (344)           (399)           (337)
----------------------------------------------------------------------------------------
      Provision for income taxes                $  5,118        $  3,025        $  3,871
----------------------------------------------------------------------------------------

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax benefits as follows:

                                                      YEAR ENDED DECEMBER 31,

(In thousands of dollars)                           2000       1999       1998
-------------------------                           ----       ----       ----

Provision for loan losses                          $ (322)    $ (397)    $ (251)
Pension cost and post-retirement benefits              48         64         47
Consumer loan income                                   35         41         21
Depreciation                                          (49)         9        (25)
Other                                                 (56)      (116)      (129)
-------------------------------------------------------------------------------
   Total                                           $ (344)    $ (399)    $ (337)
===============================================================================

The provision for income taxes differs from that computed by applying Federal statutory income tax rates to income before provision for income taxes, as indicated in the following analysis:

                                                                YEAR ENDED DECEMBER 31,

(In thousands of dollars)                                   2000         1999         1998
-------------------------                                   ----         ----         ----

Income taxes at Federal statutory rate of 34%             $  5,321     $  3,728     $  4,128
Increase (reduction) of taxes resulting from:
   State income taxes, net of federal
      tax benefit                                              331          248          356
  Tax-exempt interest income                                  (642)        (663)        (614)
  Other, net                                                   108         (288)           1
--------------------------------------------------------------------------------------------
         Total                                            $  5,118     $  3,025     $  3,871
============================================================================================

The components of the net deferred tax asset, included in other assets, are as follows:

(In thousands of dollars)                                                  2000            1999
                                                                           ----            ----

Allowance for loan losses                                                $  2,990        $  2,628
Unrealized losses on investment securities available-for-sale                 204           1,730
Post-retirement benefits                                                       93              83
Intangible assets                                                             381             281
Start-up expenses                                                              76             115
State net operating less carry forward                                         98              62
Other                                                                          --               5
-------------------------------------------------------------------------------------------------
         Total deferred tax assets                                          3,842           4,904
-------------------------------------------------------------------------------------------------

Depreciation                                                                  748            (797)
Consumer loan income                                                          274            (240)
Bond discount accretion                                                        62             (61)
Pension plan                                                                  293            (235)
-------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                              1,377          (1,333)
-------------------------------------------------------------------------------------------------
         Net deferred tax asset before valuation allowance                  2,465           3,571
         Less, valuation allowance                                           (138)            (62)
-------------------------------------------------------------------------------------------------
         Net deferred tax asset                                          $  2,327        $  3,509
=================================================================================================

At December 31, 2000, the Corporation had net operating loss carryforwards for state income tax purposes of approximately $2,000,000 available to offset future state taxable income. The carryforwards expire in the years 2010 to 2015. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 12 - OTHER EXPENSE:

The following is a summary of the components of other non-interest expense:

                                               YEAR ENDED DECEMBER 31,

(In thousands of dollars)                   2000         1999         1998
                                            ----         ----         ----

Telephone and postage                     $  1,078     $  1,062     $    927
Professional fees                            1,654          864          441
Office supplies                                869          804          932
Advertising                                    835          780          807
Amortization of intangible assets              963          594          750
Regulatory fees                                556          525          436
Insurance                                       96          235          344
Other(1)                                     5,183        7,282        4,508
----------------------------------------------------------------------------
         Total                            $ 11,234     $ 12,146     $  9,145
============================================================================

(1) Other expenses for the year ended December 31, 1999, include nonrecurring charges of approximately $2,381,000 related to the costs associated with completing the merger as disclosed in NOTE 2.

NOTE 13 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                   2000               1999               1998
                                                                                ---------          ---------          ---------
Numerator:
  Net income - numerator for basic
    and diluted earnings per share                                              $  10,533          $   7,940          $   8,271
-------------------------------------------------------------------------------------------------------------------------------
Denominator:
  Denominator for basic earnings per share -
    weighted-average shares outstanding                                             7,039              6,996              6,693
  Effect of dilutive securities:
    Employee stock options                                                             29                 57                156
-------------------------------------------------------------------------------------------------------------------------------
  Dilutive potential shares:
    Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                                                 7,068              7,053              6,849
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                        $    1.50          $    1.14          $    1.24
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                      $    1.49          $    1.13          $    1.21
-------------------------------------------------------------------------------------------------------------------------------

Options to purchase 96,000 shares of common stock at a range of $16.88 to $28.00 were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the year.

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   2000               1999              1998
                                                                                ---------          ---------          --------
Unrealized holding gains (losses) on
   available-for-sale securities                                                $  (4,126)         $  (6,678)         $  1,270
Tax effect                                                                         (1,527)             2,471              (470)
------------------------------------------------------------------------------------------------------------------------------
Net-of-tax amount                                                               $   2,599          $  (4,207)         $    800
==============================================================================================================================

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2000, $11,726,000 of the Banks' retained earnings are available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances was approximately $16,157,000 at December 31, 2000.

NOTE 16 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Corporation's accompanying consolidated financial statements at December 31, 2000 and 1999:

(In thousands of dollars)                                                                     2000                 1999
                                                                                            --------             --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year                                                   $  7,619             $  6,660
  Service cost                                                                                   473                  416
  Interest cost                                                                                  560                  492
  Actuarial loss                                                                                 (23)                 267
  Benefits paid                                                                                 (257)                (216)
-------------------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                                                            8,372                7,619
-------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year                                               7,751                6,718
  Actual return on plan assets                                                                   (29)                 781
  Employer contribution                                                                          489                  468
  Benefits paid                                                                                 (257)                (216)
-------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                                                     7,954                7,751
-------------------------------------------------------------------------------------------------------------------------
Funded status                                                                                   (418)                 131
Unrecognized net actuarial loss                                                                1,311                  678
Unrecognized prior service cost                                                                    7                    8
Unrecognized transition asset                                                                    (28)                 (61)
-------------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                                                        $    872             $    756
=========================================================================================================================

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    2000               1999               1998
                                                                                  -------            -------            -------
Weighted-Average Assumptions as of
  December 31:
    Discount rate                                                                    7.50%              7.50%              7.50%
    Expected return on plan assets                                                   8.00%              8.00%              8.00%
    Rate of compensation increase                                                    5.00%              5.00%              5.00%

(In thousands of dollars)
  Service cost                                                                    $   473            $   416            $   333
  Interest cost                                                                       560                492                436
  Expected return on plan assets                                                     (628)              (542)              (459)
  Amortization of prior service cost                                                    1                  1                  1
  Amortization of transition asset                                                    (33)               (33)               (33)
  Recognized net actuarial loss                                                        --                 --                 14
-------------------------------------------------------------------------------------------------------------------------------
      Net periodic benefit cost                                                   $   373            $   334            $   292
===============================================================================================================================

Expenses incurred and charged against operations with regard to all of the Corporation's retirement plans were as follows:

                                                                                              YEAR ENDED DECEMBER 31,
(In thousands of dollars)                                                           2000               1999               1998
                                                                                   ------             ------             ------
Pension                                                                            $  373             $  334             $  292
Profit-sharing                                                                        233                174                191
-------------------------------------------------------------------------------------------------------------------------------
      Total                                                                        $  606             $  508             $  483
===============================================================================================================================

NOTE 17 - POST-RETIREMENT BENEFITS:

The following sets forth the plan's funded status and amounts recognized in the Corporation's accompanying consolidated financial statements at December 31, 2000 and 1999:

(In thousands of dollars)                                                                      2000                 1999
                                                                                             -------              -------
Change in Benefit Obligation:
  Benefit obligation at beginning of year                                                    $   516              $   481
  Interest cost                                                                                   38                   34
  Actuarial loss                                                                                  (1)                  31
  Benefits paid                                                                                  (34)                 (30)
--------------------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                                                              519                  516
--------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year                                                  --                   --
  Employer contribution                                                                           34                   30
  Benefits paid                                                                                  (34)                 (30)
--------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                                                        --                   --
--------------------------------------------------------------------------------------------------------------------------
Funded status                                                                                   (519)                (516)
Unrecognized net actuarial gain                                                                  (62)                 (63)
Unrecognized transition obligation                                                               378                  410
--------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                                                         $  (203)             $  (169)
==========================================================================================================================

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     2000               1999               1998
                                                                                     ----               ----               ----

Weighted-Average Assumptions as of
  December 31:
    Discount rate                                                                    7.50%              7.50%              7.50%
    Expected return on plan assets                                                    N/A                N/A                N/A

For measurement purposes, a 13 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993. The rate was assumed to decrease gradually to 5 percent for 1999 and remain at that level thereafter.

(In thousands of dollars)
Components of Net Periodic Benefit Cost:

  Interest cost                                                                        37             $   34             $   35
  Amortization of transition obligation                                                32                 32                 31
  Recognized net actuarial gain                                                        (1)               (31)               (33)
-------------------------------------------------------------------------------------------------------------------------------
      Net periodic benefit cost                                                     $  68             $   35             $   33
===============================================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2000:

                                                                                         1-PERCENTAGE-        1-PERCENTAGE-
                                                                                        POINT INCREASE       POINT DECREASE
                                                                                        --------------       --------------
Effect on total of service and interest cost components                                    $   4,000           $   (3,000)
Effect on post-retirement benefit obligation                                                  53,000              (46,000)

NOTE 18 - STOCK-BASED COMPENSATION PLANS:

During 1992 and 1996, the Corporation adopted stock options plans covering certain of its officers and key employees. Options under both plans may not be exercised in whole or in part within one year following the date of the grant of the options, and thereafter become exercisable in 25% increments over the next four years. The exercise price of the options may not be less than fair market value of the common stock on the date of the grant. No options may be exercised after five years from the date of the grant. No options were granted under the 1992 plan after March 12, 1997, at which time the plan terminated. The final options outstanding under the 1992 plan were exercised in 1999. FirstBanc adopted stock option plans in 1987 and 1996 covering certain of its officers and non-employee directors. A committee of its Board of Directors determined the periods of vesting and exercise. However, vesting was accelerated with the change in control of the company.

The Corporation has also adopted the First National Corporation 1999 Stock Option Plan, under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant, they have a term of no more than ten years, and they may be exercised at any time prior to expiration. No options may be granted under this plan after May 31, 2009.

Activity in the Corporation's stock option plans is summarized below. All information has been retroactively restated to reflect stock dividends and stock splits.

                                                                 2000                     1999                      1998
                                                         --------------------     ----------------------      --------------------
                                                                     WEIGHTED                   WEIGHTED                  WEIGHTED
                                                                      AVERAGE                    AVERAGE                   AVERAGE
                                                                     EXERCISE                   EXERCISE                  EXERCISE
                                                          SHARES       PRICE       SHARES         PRICE       SHARES        PRICE
Outstanding, January 1                                   131,990     $  14.74      269,840      $  10.06      255,005     $   9.23
Granted                                                   72,450     $  21.36        9,400      $  26.25       19,727     $  22.15
Exercised                                                     --           --     (141,801)     $   6.96       (4,756)    $  11.03
Expired                                                  (10,240)    $  12.73       (5,449)     $   5.51         (136)    $   8.43
                                                        --------                 ---------                   --------
Outstanding, December 31                                 194,200     $  17.32      131,990      $  14.74      269,840     $  10.06
                                                        ========                 =========                   ========
Exercisable, December 31                                 158,527     $  16.18       82,852      $  12.70      160,841     $   8.16
Weighted-average fair value
  of options granted during
  the year                                              $   4.75                 $    6.65                   $   5.76

Information pertaining to options outstanding at December 31, 2000, is as follows:

                                                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                 ----------------------------------------     -----------------------
                                                                   WEIGHTED
                                                                   AVERAGE       WEIGHTED                    WEIGHTED
                                                                  REMAINING       AVERAGE                     AVERAGE
  RANGE OF EXERCISE                                 NUMBER       CONTRACTUAL     EXERCISE        NUMBER      EXERCISE
        PRICES                                   OUTSTANDING        LIFE           PRICE      OUTSTANDING      PRICE
$ 11.69 - $ 16.88                                  103,200        1.2 years      $  12.10        97,400      $  11.95
$ 22.38 - $ 28.00                                   91,000        5.9 years      $  23.24        61,127      $  22.91
                                                   -------                                      -------
                                                   194,200        3.4 years                     158,527
                                                   =======                                      =======

The Corporation has entered into a Restricted Stock Agreement with its chief executive officer. The agreement grants to the officer 11,977 shares of restricted common stock conditioned upon continued employment. The options vest free of restrictions as follows: 25% in 1999, 25% in 2001, and 50% in 2003. Termination of employment prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed as chief executive officer, the officer will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change of control of the Corporation or upon the death of the officer. The weighted average fair value of the shares granted under this agreement was $6.34 at the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       2000                  1999               1998
                                                                   ------------            -------            -------
Dividend yield                                                              4.1%               2.3%               1.7%
Expected life                                                        5-10 YEARS            5 years            5 years
Expected volatility                                                        26.0%              24.0%              21.0%
Risk-free interest rate                                            4.972%-5.106%             5.875%             4.700%

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

                                                                                YEAR ENDED DECEMBER 31,
(In thousands of dollars, except per share data)                             2000         1999         1998
                                                                          ---------     --------     --------
Net income                         As reported                            $  10,533     $  7,940     $  8,271
                                   Pro forma                              $  10,092     $  7,765     $  8,115
Earnings per share                 As reported                            $    1.50     $   1.14     $   1.24
                                   Pro forma                              $    1.43     $   1.11     $   1.21
Earnings per share -               As reported                            $    1.49     $   1.13     $   1.21
  assuming dilution                Pro forma                              $    1.43     $   1.10     $   1.18

NOTE 19 - STOCK REPURCHASE PROGRAM:

During the current year, the Corporation's Board of Directors authorized a repurchase program to acquire up to 160,000 shares of its outstanding common stock. As of December 31, 2000, the Corporation had repurchased 14,200 shares at a cost of $214,000.

NOTE 20 - LEASE COMMITMENTS:

The Corporation's subsidiaries were obligated at December 31, 2000, under certain noncancelable operating leases extending to the year 2013 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events.

Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(In thousands of dollars)     YEAR ENDING DECEMBER 31,
                                       2001                       $  1,200
                                       2002                          1,148
                                       2003                          1,024
                                       2004                            345
                                       2005                            261
                                    Later years                      1,539
                                                                  --------
                                       Total                      $  5,517
                                                                  ========

Total rental expense for the years ended December 31, 2000, 1999, and 1998 was $2,102,000, $1,881,000, and $352,000 respectively.

NOTE 21 - CONTINGENT LIABILITIES:

The Corporation and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Corporation's consolidated financial position or results of operations.

NOTE 22 - RELATED PARTY TRANSACTIONS:

During 2000 and 1999, the Corporation's banking subsidiaries had loan and deposit relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $10,362,000 and $10,429,000 at December 31, 2000 and 1999, respectively. During 2000, $8,386,000 of new loans were made to this group while repayments of $6,875,000 were received during the year. Other changes, which included loans outstanding to new or former officers and directors, resulted in a decrease of $1,578,000.

Related party deposits totaled approximately $13,810,000 and $10,113,000 at December 31, 2000 and 1999, respectively.

NOTE 23 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands of dollars)                                                  2000                1999
                                                                        ----------          ----------
Commitments to extend credit                                            $  114,771          $  126,333
======================================================================================================
Standby letters of credit and
   financial guarantees                                                 $    1,003          $    1,983
======================================================================================================

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

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The estimated fair value of the Corporation's financial instruments at December 31, 2000 and 1999, are as follows:

                                                                      2000                                  1999
                                                       -------------------------------           -------------------------------
                                                        CARRYING                FAIR              CARRYING                FAIR
                                                         AMOUNT                VALUE               AMOUNT                VALUE
                                                       ----------           ----------           ----------           ----------
(In thousands of dollars)
Financial assets:

Cash and cash
  equivalents                                          $   32,001           $   32,001           $   41,327           $   41,327
Investment securities                                     183,198              183,178              195,572              194,833
Loans:
  Loans                                                   729,049              724,500              610,541              599,042
  Less, allowance for loan
    losses                                                 (8,922)              (8,922)              (7,886)              (7,886)
                                                       ----------           ----------           ----------           ----------
        Net loans                                         720,227              715,578              602,655              591,156
Financial liabilities:
  Deposits                                                757,576              726,494              689,665              688,683
  Federal funds purchased
    and securities sold under
    agreements to repurchase                               65,948               65,948               76,400               76,400
  Notes payable                                            57,050               57,323               26,750               27,053
Unrecognized financial
  instruments:
    Commitments to extend credit                          114,771              114,055              126,333              123,954
    Standby letters of credit                               1,003                1,003                1,983                1,983

NOTE 25 - REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2000 and 1999, that the Corporation and its subsidiaries met all capital adequacy requirements to which they are subject.

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

                                                                                                  MINIMUM TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                              MINIMUM CAPITAL     PROMPT CORRECTIVE
(In Thousands of Dollars)                                  ACTUAL               REQUIREMENT       ACTION PROVISIONS
                                                   ----------------------------------------------------------------
                                                   AMOUNT        RATIO      AMOUNT      RATIO     AMOUNT      RATIO
                                                   ------        -----      ------      -----     ------      -----

At December 31, 2000:
  Total capital (to risk weighted assets):
   Consolidated                                    $88,814       13.40%     $53,021     8.00%     $66,276     10.00%
   First National Bank                              71,219       12.49%      45,616     8.00%      57,020     10.00%
   National Bank of York County                      8,757       14.47%       4,841     8.00%       6,051     10.00%
   Florence County National Bank                     4,169       12.42%       2,685     8.00%       3,356     10.00%
  Tier I Capital (to risk weighted assets):
   Consolidated                                    $80,514       12.15%     $26,510     4.00%     $39,766      6.00%
   First National Bank                              64,086       11.24%      22,808     4.00%      34,212      6.00%
   National Bank of York County                      8,000       13.22%       2,420     4.00%       3,630      6.00%
   Florence County National Bank                     3,751       11.18%       1,342     4.00%       2,014      6.00%
  Tier I Capital (to average assets):
   Consolidated                                    $80,514        8.27%     $38,925     4.00%     $48,656      5.00%
   First National Bank                              64,086        7.74%      33,101     4.00%      41,377      5.00%
   National Bank of York County                      8,000        8.72%       3,671     4.00%       4,589      5.00%
   Florence County National Bank                     3,751        8.30%       1,808     4.00%       2,260      5.00%

At December 31, 1999:
  Total capital (to risk weighted assets):
   Consolidated                                    $80,560       13.95%     $46,199     8.00%     $57,749     10.00%
   First National Bank                              65,577       13.10%      40,041     8.00%      50,052     10.00%
   National Bank of York County                      6,043       11.87%       4,072     8.00%       5,091     10.00%
   Florence County National Bank                     4,149       14.95%       2,220     8.00%       2,775     10.00%
  Tier I Capital (to risk weighted assets):
   Consolidated                                    $73,333       12.70%     $23,100     4.00%     $34,649      6.00%
   First National Bank                              59,313       11.85%      20,021     4.00%      30,031      6.00%
   National Bank of York County                      5,406       10.62%       2,036     4.00%       3,054      6.00%
   Florence County National Bank                     3,873       13.96%       1,110     4.00%       1,665      6.00%
  Tier I Capital (to average assets):
   Consolidated                                    $73,333        8.64%      33,934     4.00%     $42,418      5.00%
   First National Bank                              59,313        8.04%      29,501     4.00%      36,877      5.00%
   National Bank of York County                      5,406        7.63%       2,836     4.00%       3,545      5.00%
   Florence County National Bank                     3,873       10.94%       1,416     4.00%       1,771      5.00%

NOTE 26 - FIRST NATIONAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL
INFORMATION:

First National Corporation's condensed balance sheets at December 31, 2000 and 1999, and condensed statements of income and cash flows for each of the three years in the period ended December 31, 2000, are presented below. The condensed financial statements have been restated for all periods presented to reflect the merger with FirstBanc, which was accounted for as a pooling-of-interests.

                                                                    DECEMBER 31,
(In thousands of dollars)                                        2000           1999
                                                                 ----           ----
Balance Sheets - Parent only:

Assets:

   Cash                                                        $   353        $ 1,264
   Investment securities available-for-sale                      3,425          3,303
   Investment in subsidiaries                                   79,958         70,569
   Premises and equipment                                          370             85
   Other assets                                                    830            598
-------------------------------------------------------------------------------------
      Total assets                                             $84,936        $75,819
=====================================================================================
Shareholders' equity                                            84,936         75,819
-------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity               $84,936        $75,819
=====================================================================================


                                                                  YEAR ENDED DECEMBER 31,
(In thousands of dollars)                                   2000            1999            1998
                                                            ----            ----            ----
Statements of Income:

Income:

   Dividends from subsidiaries                          $  5,801         $ 5,227         $ 5,378
   Gain on sale of securities available-for-sale              --             204              --
   Interest and dividends                                    197             145             114
   Other income                                               --              18              26
------------------------------------------------------------------------------------------------
      Total income                                         5,998           5,594           5,518
------------------------------------------------------------------------------------------------
Expenses:
   Interest                                                   --              51              54
   Other general                                             292             592             278
------------------------------------------------------------------------------------------------
      Total expenses                                         292             643             332
------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in
   undistributed earnings of subsidiaries                  5,706           4,951           5,186
Applicable income tax benefit                                 36             137              63
Equity in undistributed earnings of
   subsidiaries                                            4,791           2,852           3,022
------------------------------------------------------------------------------------------------
         Net income                                     $ 10,533         $ 7,940         $ 8,271
================================================================================================
Statements of Cash Flows - Parent only:
   Cash flows from operating activities:
     Net income                                         $ 10,533         $ 7,940         $ 8,271
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                          16              19              40
       Discount accretion                                   (152)           (126)           (161)

                                                                      YEAR ENDED DECEMBER 31,
(In thousands of dollars)                                      2000            1999            1998
                                                               ----            ----            ----
       Gain on sale of securities available-for-sale             --            (204)             --
       Increase in other assets                                (231)           (387)            (89)
       Increase in other liabilities                             --             244              28
       Undistributed earnings of subsidiaries                (4,791)         (2,852)         (3,022)
---------------------------------------------------------------------------------------------------
       Net cash provided by operating
         activities                                           5,375           4,634           5,067
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of investment
     securities available-for-sale                               --             309           6,537
   Proceeds from maturities of investment
     securities available-for-sale                            6,265           5,430           2,328
   Purchases of investment securities
     available-for-sale                                      (6,235)         (6,302)         (7,680)
   Purchases of premises and equipment                         (301)             (3)            (29)
   Investment in subsidiaries                                (2,000)         (1,000)         (9,633)
---------------------------------------------------------------------------------------------------
       Net cash used by
         investing activities                                (2,271)         (1,566)         (8,477)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of debt                                --              --           2,100
   Repayment of debt                                             --          (2,100)             --
   Cash dividends paid                                       (3,801)         (3,187)         (2,538)
   Common stock issuance                                         --             635           5,873
   Common stock redeemed                                       (214)             --              --
   Stock options exercised                                       --             313              38
---------------------------------------------------------------------------------------------------
       Net cash provided (used) by
         financing activities                                (4,015)         (4,339)          5,473
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (911)         (1,271)          2,063
Cash and cash equivalents at beginning
   of year                                                    1,264           2,535             472
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $   353         $ 1,264         $ 2,535
===================================================================================================

Supplementary financial information regarding the Company is incorporated herein by reference to the information in Table 11 of Item 7 above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   Not applicable

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the information under the caption "Election of Directors" on pages 4 and 5 of the definitive proxy statement of the Company to be filed in connection with the Company's 2001 Annual Meeting of the Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information under the captions "Executive Compensation," "Employment Agreement," "Stock Options," "Defined Benefit Pension Plan" and "Election of Directors - Compensation of Directors" on pages 6 through 9, and 11 of the definitive proxy statement of the Company to be filed in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" on page 3 of the definitive proxy statement of the Company to be filed in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 13 of the definitive proxy statement of the Company to be filed in connection with the Company's 2001 Annual Meeting of Shareholders.

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

                 10.1(*)      First National Corporation Incentive Stock Option
                              Plan of 1992 (incorporated by reference to exhibits filed with Registration Statement on Form
                              S-4, Registration No. 33-52052).

                 10.2(*)      First National Corporation Executive Incentive
                              Compensation Plan (incorporated by reference to exhibits filed with Registration Statement on Form
                              S-4, Registration No. 33-52052).

                 10.3         First National Corporation Dividend Reinvestment
                              Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8,
                              Registration No. 33-58692).

                 10.4(*)      First National Corporation Incentive Stock Option
                              Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders).


                 10.5(*)      Employment Agreement between the Registrant and C.
                              John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995).

                 10.6(*)      First National Corporation 1999 Stock Option Plan
                              (incorporated by reference to Registrant's
                              Registration Statement From S-8, Registration No.
                              333-33092)

                  13          2000 Annual Report to Shareholders

                  21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration
                              Statement on Form S-4, Registration No. 33-52052).

                  23          Consent of J. W. Hunt and Company, LLP.

(*) Denotes a management compensatory plan or arrangement.

(b) No reports were filed on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orangeburg and State of South Carolina, on the 30th day of March, 2001.

                                      First National Corporation

                                 By   /S/ C. John Hipp, III
                                      -----------------------------------------
                                      C. John Hipp, III
                                      President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2001.

                                      /S/  C. John Hipp, III
                                      -----------------------------------------
                                      C. John Hipp, III
                                      President and Chief Executive Officer

                                      /S/  Richard C. Mathis
                                      -----------------------------------------
                                      Richard C. Mathis
                                      Executive Vice-President and Chief
                                      Financial Officer

                                      /S/  Colden R. Battey, Jr.
                                      -----------------------------------------
                                      Colden R. Battey, Jr.
                                      Director

                                      /S/  Charles W. Clark
                                      -----------------------------------------
                                      Charles W. Clark
                                      Director

                                      /S/  William W. Coleman, Jr.
                                      -----------------------------------------
                                      William W. Coleman, Jr.
                                      Director

                                      /S/  Dwight W. Frierson
                                      -----------------------------------------
                                      Dwight W. Frierson
                                      Director

                                      /S/   John L. Gramling, Jr.
                                      -----------------------------------------
                                      John L. Gramling, Jr.
                                      Director

                                      /S/  Richard L. Gray
                                      -----------------------------------------
                                      Richard L. Gray
                                      Director

                                      /S/  Robert R. Hill, Jr.
                                      -----------------------------------------
                                      Robert R. Hill, Jr.

                                      Director
                                      /s/   Robert R. Horger
                                      -----------------------------------------
                                      Robert R. Horger
                                      Director

                                      /s/  Harry M. Mims, Jr.
                                      -----------------------------------------
                                      Harry M. Mims, Jr.
                                      Director

                                      /s/ Ralph W. Norman
                                      -----------------------------------------
                                      Ralph W. Norman
                                      Director

                                      /s/ Anne H. Oswald
                                      -----------------------------------------
                                      Anne H. Oswald
                                      Director

                                      /s/  Samuel A. Rodgers
                                      -----------------------------------------
                                      Samuel A. Rodgers
                                      Director

                                      /s/   James W. Roquemore
                                      -----------------------------------------
                                      James W. Roquemore
                                      Director

                                      /s/   Walter L. Tobin
                                      -----------------------------------------
                                      Walter L. Tobin
                                      Director

                                      /s/    Johnny E. Ward
                                      -----------------------------------------
                                      Johnny E. Ward
                                      Director

                                      /s/  A. Dewall Waters
                                      -----------------------------------------
                                      A. Dewall Waters
                                      Director

                                      /s/  Cathy Cox Yeadon
                                      -----------------------------------------
                                      Cathy Cox Yeadon
                                      Director

                                     EXHIBIT INDEX

                       Exhibit No.   Description of Exhibit

                          13         2000 Annual Report to Shareholders

                          23         Consent of J. W. Hunt and Company, LLP.