Form 10-Q
period 2001-03-31
FIRST NATIONAL CORP /SC/
filed 2001-05-14
CIK 764038

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2001 Commission File Number 0-13663

                           FIRST NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                SOUTH CAROLINA                       57-0799315
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)           Identification No.)

               905 JOHN C. CALHOUN DRIVE, SE, ORANGEBURG, SC 29115 (Address of principal executive offices) (Zip Code)

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

     CLASS                              OUTSTANDING as of March 31, 2001
       Common Stock, $2.50 par value             7,011,201

                           FIRST NATIONAL CORPORATION


                                      INDEX



Part I:   Financial Information

             Item 1 - Financial Statements

                      Condensed Consolidated Balance Sheets -
                      March 31, 2001 and December 31, 2000

                      Condensed Consolidated Statements of Changes
                      In Shareholders' Equity -
                      Three Months Ended
                      March 31, 2001 and 2000

                      Condensed Consolidated Statements of Income - Three Months Ended
                      March 31, 2001 and 2000

                      Condensed Consolidated Statements of Cash Flows - Three Months Ended
                      March 31, 2001 and 2000

                      Note to the Condensed Consolidated Financial Statements


             Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II:  Other Information

              Item 1 - Legal Proceedings

                         PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)


                                                                                  03/31/01          12/31/2000
                                                                                (Unaudited)          (Note 1)
                                                                                -----------         ----------

                                                    ASSETS

Cash and cash equivalents:
   Cash and due from banks                                                            $ 32,858         $ 31,843
   Interest-bearing deposits with banks                                                  4,034              158
                                                                              ----------------------------------
               Total cash and cash equivalents                                          36,892           32,001
                                                                              ----------------------------------
Investment securities:
   Held-to-maturity (fair value of $37,064 in 2001
      and $38,530 in 2000)                                                              36,396           38,550
   Available-for-sale                                                                  140,265          136,339
                                                                              ----------------------------------
               Total investment securities                                             176,661          174,889
                                                                              ----------------------------------
Loans                                                                                  738,651          732,266
   Less, unearned income                                                                (3,063)          (3,217)
   Less, allowance for loan losses                                                      (9,086)          (8,922)
                                                                              ----------------------------------
               Loans, net                                                              726,502          720,127
                                                                              ----------------------------------
Premises and equipment, net                                                             16,250           16,311
                                                                              ----------------------------------
Other assets                                                                            22,232           26,520
                                                                              ----------------------------------

                Total assets                                                         $ 978,537        $ 969,848
                                                                              ==================================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                                               $ 114,349        $ 111,997
   Interest-bearing transaction accounts                                               680,790          645,579
                                                                              ----------------------------------
               Total deposits                                                          795,139          757,576
Federal funds purchased and securities
   sold under agreements to repurchase                                                  65,680           65,948
Notes payable                                                                           21,050           57,050
Other liabilities                                                                        8,839            4,338
                                                                              ----------------------------------
               Total liabilities                                                       890,708          884,912
                                                                              ----------------------------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,011,201 and 7,026,901 shares                             17,528           17,567
   Surplus                                                                              47,269           47,488
   Retained earnings                                                                    22,320           20,228
   Accumulated other comprehensive income (loss)                                           712             (347)
                                                                              ----------------------------------
               Total shareholders' equity                                               87,829           84,936
                                                                              ----------------------------------

               Total liabilities and shareholders' equity                            $ 978,537        $ 969,848
                                                                              ==================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                    ACCUMULATED
                                                 COMMON STOCK                                           OTHER
                                           -----------------------                     RETAINED    COMPREHENSIVE
                                             SHARES        AMOUNT         SURPLUS      EARNINGS    INCOME (LOSS)         TOTAL
                                           ---------      --------       --------      --------    --------------      --------

BALANCE, DECEMBER 31, 1999                 7,041,101      $ 17,603       $ 47,666      $ 13,496         $ (2,946)      $ 75,819
                                                                                                                     -----------

Comprehensive income:
   Net income                                      -             -              -         2,550                -          2,550
   Change in net unrealized
     gain (loss) on securities
     available-for-sale, net
     of tax effects                                -             -              -             -             (514)          (514)
                                                                                                                     -----------
            Total comprehensive income                                                                                    2,036
                                                                                                                     -----------
Cash dividends declared at
   $.13 per share                                  -             -              -          (915)               -           (915)
                                          --------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2000                    7,041,101        17,603         47,666        15,131           (3,460)        76,940
                                          ======================================================================================


BALANCE, DECEMBER 31, 2000                 7,026,901      $ 17,567       $ 47,488      $ 20,228           $ (347)      $ 84,936
                                                                                                                     -----------

Comprehensive income:
   Net income                                      -             -              -         3,076                -          3,076
   Change in net unrealized
     gain (loss) on securities
     available-for-sale, net
     of tax effects                                -             -              -             -            1,059          1,059
                                                                                                                     -----------
            Total comprehensive income                                                                                    4,135
                                                                                                                     -----------
Cash dividends declared at $.13 per share          -             -              -          (984)               -           (984)
Repurchase of common stock                   (15,700)          (39)          (219)            -                -           (258)
                                          --------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001                    7,011,201        17,528         47,269        22,320              712         87,829
                                          ======================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                                                     Three Months Ended
                                                                                 ---------------------------
                                                                                  3/31/2001     3/31/2000
                                                                                 ---------------------------
Interest income:
   Loans, including fees                                                             $ 16,304      $ 14,047
   Investment securities:
      Taxable                                                                           2,223         2,324
      Nontaxable                                                                          423           471
   Federal funds sold                                                                      66            94
   Deposits with banks                                                                      2            14
                                                                                 ---------------------------
            Total interest income                                                      19,018        16,950
                                                                                 ---------------------------
Interest expense:
   Interest on deposits                                                                 7,325         5,729
   Federal funds purchased and securities sold
      under agreements to repurchase                                                      906           970
   Notes payable                                                                          457           430
                                                                                 ---------------------------
            Total interest expense                                                      8,688         7,129
                                                                                 ---------------------------
Net interest income:
   Net interest income                                                                 10,330         9,821
   Provision for loan losses                                                              292           318
                                                                                 ---------------------------
            Net interest income after provision for loan losses                        10,038         9,503
                                                                                 ---------------------------
Noninterest income:
   Service charges on deposit accounts                                                  1,775         1,788
   Other service charges and fees                                                       1,209           800
   Gain on sale of securities available-for-sale                                            1             1
   Other income                                                                             -            12
                                                                                 ---------------------------
            Total noninterest income                                                    2,985         2,601
                                                                                 ---------------------------
Noninterest expense:
   Salaries and employee benefits                                                       4,562         4,516
   Net occupancy expense                                                                  507           486
   Furniture and equipment expense                                                        883           845
   Other expense                                                                        2,370         2,482
                                                                                 ---------------------------
            Total noninterest expense                                                   8,322         8,329
                                                                                 ---------------------------
Earnings:
   Income before provision for income taxes                                             4,701         3,775
   Provision for income taxes                                                           1,625         1,225
                                                                                 ---------------------------

            Net income                                                                $ 3,076       $ 2,550
                                                                                 ===========================

Earnings per share:
   Basic                                                                               $ 0.44        $ 0.36
                                                                                 ===========================

   Diluted                                                                             $ 0.44        $ 0.36
                                                                                 ===========================

   Cash dividends per common share                                                     $ 0.13        $ 0.13
                                                                                 ===========================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                       3/31/2001       3/31/2000
                                                                                     -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 3,076        $ 2,550
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                         360            377
         Provision for loan losses                                                             268            187
         Deferred income taxes                                                                (621)           302
         Gain on sale of securities available-for-sale                                          (1)            (1)
         Net amortization of investment securities                                              11             14
         Net change in:
            Miscellaneous other assets                                                      (3,968)        (1,951)
            Miscellaneous other liabilities                                                  4,501          1,271
                                                                                     -----------------------------
               Net cash provided by operating activities                                     3,626          2,749
                                                                                     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale                          14,554          6,977
   Proceeds from maturities of investment securities
      held-to-maturity                                                                       2,132          2,943
   Proceeds from maturities of investment securities
      available-for-sale                                                                    28,906          2,204
   Purchases of investment securities available-for-sale                                   (37,385)       (10,844)
   Net increase in customer loans                                                           (6,719)       (38,764)
   Recoveries of loans previously charged off                                                   24              -
   Purchases of premises and equipment                                                        (299)          (647)
                                                                                     -----------------------------
               Net cash provided (used) by investing activities                              1,213        (38,131)
                                                                                     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
      savings accounts and certificates of deposit                                          37,563         45,458
   Net decrease  in federal funds purchased
      and securities sold under agreements to repurchase                                      (268)       (17,230)
   Repayment of debt                                                                       (36,000)             -
   Repurchase of common stock                                                                 (259)             -
   Dividends paid                                                                             (984)          (915)
                                                                                     -----------------------------
               Net cash provided by financing activities                                        52         27,313
                                                                                     -----------------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                                    $ 4,891       $ (8,069)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            32,001         41,327
                                                                                     -----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 36,892       $ 33,258
                                                                                     =============================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in fair value of the item being hedged. Depending on the type of hedge, such recognition will be either in net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 did not have a material effect on the Corporation's consolidated financial statements

Note 2 - Recent Accounting Pronouncements (Continued):

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 replaces and carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Corporation does not anticipate the implementation of the provisions of SFAS No. 140 will have a material effect on its earnings or financial condition.

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three months ended March 31 , 2001 and 2000 are as follows:

                                                3 Months Ended
                                           -------------------------
                                            03/31/01       03/31/00
                                           ---------       ---------

                           Basic           7,019,232       7,041,101

                          Diluted          7,048,940       7,070,494

Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 2001, commitments to extend credit and standby letters of credit totaled $135,802,000. The Corporation does not anticipate any material losses as a result of these transactions.

                           FIRST NATIONAL CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion relates to financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     First National Corporation is a bank holding company incorporated under the laws of South Carolina in 1985. The Corporation owns 100 percent of First National Bank, a national bank which opened for business in 1932, 100 percent of National Bank of York County, a national bank which opened for business in 1996, 100 percent of Florence County National Bank, which opened for business in 1998, and 90 percent of CreditSouth Financial Services Corporation, an upscale financial services company which opened for business in 1998. The Corporation engages in no significant operations other than the ownership of its subsidiaries.

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

     For the first quarter of 2001, the Corporation had consolidated net income of $3,076,000, an increase of 20.6 percent over the $2,550,000 earned in the same period last year. There were no material nonrecurring items. Diluted earnings per share increased 22 percent from $0.36 for the quarter ended March 31, 2000 to $0.44 for the same period in 2001. Annualized returns on average assets and average shareholder's equity for the three month period ended March 31, 2001 were 1.28 percent and 14.44 percent respectively, compared to 1.15 percent and 13.39 percent respectively, for the year-earlier period.

NET INTEREST INCOME

     For the first quarter of 2001, net interest income was $10,330,000, an increase of $509,000, or 5.2 percent over $9,821,000 for the same period in 2000. This increase was attributable to a 13.3 percent increase in the loan portfolio, net of unearned discount, when compared to the first three months of 2000.

     The yield on a major portion of the Corporation's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 2001, the year to date taxable equivalent yield on earning assets was 8.29 percent, a 6 basis point, or 0.1 percent, increase from 8.23 percent for the same period in the previous year. The cost of the liabilities used to support these earning assets increased 48 basis points, from 3.99 percent in 2000 to 4.47 percent in 2001. Comparing the first quarter of 2000 to the first quarter of 2001, interest rates paid on interest-bearing liabilities increased more rapidly than yields on earning assets. For the first three months of 2001 and 2000, the net interest margin increased from 4.55 percent to 4.56 percent.

     The largest category of earning assets is loans. At the end of the first quarter of 2001, loans, net of unearned income, were $735,588,000, compared to $729,049,000 at the end of 2000. This represents an increase of $6,539,000, or
0.9 percent. For the first quarter of 2001, interest and fees on loans totaled $16,304,000, an increase of $2,257,000, or 16.1 percent, from $14,047,00 in the year earlier quarter.

     For the three months ended March 31, 2001, the loan portfolio averaged $731,917,000 and yielded 8.91 percent on a taxable equivalent basis, compared to $633,532,999 with a taxable equivalent yield of 8.86 percent for the same period in 2000.

     Investment securities, the Corporation's second largest category of earning assets, are utilized to fund loan growth and deposit liquidations, provide liquidity, employ excess funds, and pledge as collateral for certain deposits and purchased funds. At March 31, 2001, investment securities were $176,661,000, compared to $174,889,000 at December 31, 2000. The composition of the portfolio remained largely consistent during first quarter.

     For the first quarter of 2001, investment income was $2,646,000, compared with $2,795,000 for the comparable period in 2000, a decrease of $149,000, or
5.3 percent. During the first quarter of 2001, investment securities averaged $176,695,000 and yielded 5.68 percent, as compared with a $194,766,000 average and 6.39 percent yield in the year earlier quarter. This represents a 71 basis point decrease in portfolio yield.

     For both three month periods ended March 31, 2001 and 2000, the Corporation had net gains on sale of securities available-for-sale of $1,000. As of March 31, 2001, the Corporation had unrealized gains of $668,000 and $1,117,000, respectively, in the held-for-sale and available-for-sale portfolio segments.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. Management has the intent and ability to hold these assets on a long-term basis or until maturity.

     During the first three months of 2001, interest-bearing liabilities averaged $778,245,000 with an average rate of 4.47 percent. This compares with an average balance of $701,739,000 and average rate of 3.99 percent for same period a year earlier - an increase of 48 basis points. Approximately half of the interest-bearing liabilities have fixed rates and are expected to be renewed at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended March 31, 2001 was $292,000 compared to $318,000 for the same period in 2000, a decrease of 8.2 percent. The allowance for loan losses was $9,086,000, or 1.24 percent of outstanding loans, at March 31, 2001. At December 31, 2000, the allowance was $8,922,000, or 1.22 percent of outstanding loans.

     Management evaluates the adequacy of the allowance for loan losses utilizing its internal risk rating system , credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

     Management anticipates that the level of charge offs for 2001 will be similar to that experienced in 2000, although a change in economic conditions in the Corporation's market area could effect the result.

     Other real estate owned includes certain real estate acquired as a result of foreclosure. For the quarter ended March 31, 2001, other real estate owned was $381,000, compared with $848,000 at December 31, 2000.

NON-INTEREST INCOME AND EXPENSE

     Non-interest income for the first quarter of 2001 was $2,985,000, an increase of $384,000, or 14.8 percent, over $2,601,000 earned in the first three months of 2000. This increase is primarily attributable to other service charges and fees, especially secondary market loan origination fees.

     Non-interest expense for the quarter ended March 31, 2001 was $8,322,000, or slightly less than the $8,329,000 incurred in the same period a year earlier. Marginal differences in the quarterly results from year to year include a $46,000, or 1.0 percent, increase in salaries and employee benefits to $4,562,000 for the first quarter of 2001; a $21,000, or 4.3 percent increase in net occupancy expense to $507,000; a $38,000, or 4.5 percent increase, in furniture and equipment expense to $883,000; and a $112,000, or 4.5 percent, decrease in other expense to $2,370,000.

NET INCOME

     Net income increase by 20.6 percent to $3,076,000 in the first quarter of 2001, as compared with $2,550,000 for the first three months of 2000.

CAPITAL RESOURCES AND LIQUIDITY

     The ongoing capital requirements of the Corporation have been met through the retention of retained earnings, less the payment of cash dividends. As of March 31, 2001, shareholder's equity was $87,829,000, as compared with $84,936,000 at December 31, 2000.

     The Corporation and its subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at March 31, 2001 was
12.25 percent, compared to 12.53 percent one year earlier. The total risk-weighted asset capital ratio was 13.51 percent at the end of the first quarter of 2001, as compared with 13.88 percent at March 31, 2000.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of March 31, 2001, the Corporation's leverage ratio was
8.44 percent, compared to 8.46 the end of the first quarter of 2000. First National's capital ratios currently well exceed the minimum standards.

     Liquidity is the ability of the Corporation to generate sufficient cash to meet its financial obligations which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investments securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally changes in the earning asset mix are of a longer term nature and are not utilized for day-to-day corporate liquidity needs.

     The Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Corporation's use of federal funds purchased and securities sold under agreement to repurchase. Additional liquidity can be secured from lines of credit extended to the Corporation from its correspondent banks. Management believes that its liquidity position is adequate.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

          Neither First National Corporation nor its subsidiaries are party to nor is any of their property the subject of any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities:

          Not Applicable.

Item 3.  Defaults Upon Senior Securities:

          Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

          Not Applicable.

Item 5.  Other Information:

          Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

         Not Applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST NATIONAL CORPORATION



Date:  May 14, 2001                       C. JOHN HIPP, III
                                          -----------------
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



Date:  May 14, 2001                       RICHARD C. MATHIS
                                          -----------------
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER