Form 10-K/A
period 2000-12-31
FIRST NATIONAL CORP /SC/
filed 2001-06-28
CIK 764038

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 001-12669

                           FIRST NATIONAL CORPORATION
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          SOUTH CAROLINA                                 57-0799315
          --------------                                 ----------
 (STATE OR OTHER JURISDICTION OF               IRS EMPLOYER IDENTIFICATION NO.
  INCORPORATION OR ORGANIZATION)

                         950 JOHN C. CALHOUN DRIVE, S.E.
                        ORANGEBURG, SOUTH CAROLINA 29115
                        --------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (803) 534-2175
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       COMMON STOCK - $2.50 PAR VALUE            AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates at June 15, 2001 was $107,012,773 based on the closing sale price of $17.00 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of June 15, 2001 was 6,969,751.
================================================================================

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 for the purpose of filing the following exhibit:

The exhibit listed below and attached hereto is hereby added to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                   Exhibit
                   -------

(99) First National Bank Employees' Savings Plan Annual Report on Form 11-K for the year ended December 31, 2000.


                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First National Corporation

                                       By:   /s/  Richard C. Mathis
                                               -----------------------------
                                               Richard C. Mathis
                                               Executive Vice President and
                                               Chief Financial Officer

Dated:  June 28, 2001