Form 10-Q
period 2001-06-30
FIRST NATIONAL CORP /SC/
filed 2001-08-13
CIK 764038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001               Commission File Number 9-13663

                           FIRST NATIONAL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

        SOUTH CAROLINA                                      57-0799315
        --------------                                      ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


905 JOHN C. CALHOUN DRIVE, SE, ORANGEBURG, SC                     29115
---------------------------------------------                     -----
(Address of principal executive offices)                       (Zip code)


        Registrant's telephone number, including area code (803) 534-2175

                                 NOT APPLICABLE
                                 --------------
              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period, that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]    NO [ ]

Indicate the number of shares outstanding of each of issuer's class of securities.

           CLASS                               OUSTANDING as of  June 30, 2001
Common Stock, $2.50 par value                           7,030,631
================================================================================

                           FIRST NATIONAL CORPORATION

                                      INDEX

Part I:  Financial Information

            Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets -
                    June 30, 2001 and December 31, 2000                      3

                    Condensed Consolidated Statements of Changes
                    In Shareholders' Equity -
                    Six Months Ended
                    June 30, 2001 and 2000                                   4

                    Condensed Consolidated Statements of Income -
                    Three and Six Months Ended
                    June 30, 2001 and 2000                                   5

                    Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended
                    June 30, 2001 and 2000                                   6

                    Notes to Consolidated Financial Statements               7

              Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 10

Part II:  Other Information

              Item 1 - Legal Proceedings                                    14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   (In thousands of dollars, except par value)

                                                                         06/30/01            12/31/00
                                                                        (Unaudited)          (Note 1)
                                                                        -----------         -----------
                                     ASSETS
Cash and cash equivalents:
   Cash and due from banks                                              $    31,705         $    31,843
   Interest-bearing deposits with banks                                          44                 158
                                                                        -----------         -----------
               Total cash and cash equivalents                               31,749              32,001
                                                                        -----------         -----------
Investment securities:
   Held-to-maturity (fair value of $36,053 in 2001
      and $38,530 in 2000)                                                   35,458              38,550
   Available-for-sale                                                       148,824             136,339
                                                                        -----------         -----------
               Total investment securities                                  184,282             174,889
                                                                        -----------         -----------
Federal funds sold                                                           32,600                --
Loans                                                                       743,419             732,266
   Less, unearned income                                                     (2,840)             (3,217)
   Less, allowance for loan losses                                           (9,333)             (8,922)
                                                                        -----------         -----------
               Loans, net                                                   731,246             720,127
                                                                        -----------         -----------
Premises and equipment, net                                                  17,974              16,311
                                                                        -----------         -----------
Other assets                                                                 17,923              26,520
                                                                        -----------         -----------

                Total assets                                            $ 1,015,774         $   969,848
                                                                        ===========         ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                                  $   118,973         $   111,997
   Interest-bearing transaction accounts                                    686,242             645,579
                                                                        -----------         -----------
               Total deposits                                               805,215             757,576
Federal funds purchased and securities
   sold under agreements to repurchase                                       62,769              65,948
Notes payable                                                                50,500              57,050
Other liabilities                                                             7,415               4,338
                                                                        -----------         -----------
               Total liabilities                                            925,899             884,912
                                                                        -----------         -----------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,030,631 and 7,026,901 shares                  17,577              17,567
   Surplus                                                                   47,127              47,488
   Retained earnings                                                         24,436              20,228
   Accumulated other comprehensive income (loss)                                735                (347)
                                                                        -----------         -----------
               Total shareholders' equity                                    89,875              84,936
                                                                        -----------         -----------

               Total liabilities and shareholders' equity               $ 1,015,774         $   969,848
                                                                        ===========         ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      --------------------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                                  COMMON STOCK                   RETAINED    COMPREHENSIVE
                                                              SHARES      AMOUNT      SURPLUS    EARNINGS    INCOME (LOSS)   TOTAL
                                                              ------      ------      -------    --------    -------------   -----
BALANCE, DECEMBER 31, 1999                                  7,041,101    $ 17,603    $ 47,666    $ 13,496     $ (2,946)    $ 75,819
                                                                                                                         -----------
Comprehensive income:
   Net income                                                       -           -           -       5,301            -        5,301
   Change in net unrealized gain (loss) on
     securities available-for-sale, net of tax effects              -           -           -           -         (312)        (312)
                                                                                                                         -----------
                    Total comprehensive income                                                                                4,989
                                                                                                                         -----------
Cash dividends declared at $ .26 per share                          -           -           -      (1,830)           -       (1,830)
                                                           -------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                                      7,041,101      17,603      47,666      16,967       (3,258)      78,978
                                                           =========================================================================

BALANCE, DECEMBER 31, 2000                                  7,026,901    $ 17,567    $ 47,488    $ 20,228       $ (347)    $ 84,936
                                                                                                                         -----------

Comprehensive income:
   Net income                                                       -           -           -       6,175            -        6,175
   Change in net unrealized gain (loss) on
     securities available-for-sale, net of tax effects              -           -           -           -        1,082        1,082
                                                                                                                         -----------
                    Total comprehensive income                                                                                7,257
                                                                                                                         -----------
Cash dividends declared at $.28 per share                           -           -           -      (1,967)           -       (1,967)
Repurchase of common stock                                    (72,500)       (181)     (1,062)          -            -       (1,243)
Common stock issued                                            76,230         191         701           -            -          892
                                                           -------------------------------------------------------------------------

BALANCE, JUNE 30, 2001                                      7,030,631      17,577      47,127      24,436          735       89,875
                                                           =========================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                (In thousands of dollars, except per share data)

                                                                    Three Months Ended       Six Months Ended
                                                                    -------------------     -------------------
                                                                    6/30/01     6/30/00     6/30/01     6/30/00
                                                                    -------     -------     -------     -------
Interest income:
   Loans, including fees                                            $16,032     $15,051     $32,336     $29,098
   Investment securities:
      Taxable                                                         2,200       2,338       4,423       4,662
      Nontaxable                                                        398         433         821         904
   Federal funds sold                                                   104       1,095         170       1,189
   Deposits with banks                                                    1          96           3         110
                                                                    -------     -------     -------     -------
            Total interest income                                    18,735      19,013      37,753      35,963
                                                                    -------     -------     -------     -------
Interest expense:
   Interest on deposits                                               6,928       6,348      14,253      12,077
   Federal funds purchased and securities sold
      under agreements to repurchase                                    668       2,006       1,574       2,976
   Notes payable                                                        385         446         842         876
                                                                    -------     -------     -------     -------
            Total interest expense                                    7,981       8,800      16,669      15,929
                                                                    -------     -------     -------     -------
Net interest income:
   Net interest income                                               10,754      10,213      21,084      20,034
   Provision for loan losses                                            404         440         696         758
                                                                    -------     -------     -------     -------
            Net interest income after provision for loan losses      10,350       9,773      20,388      19,276
                                                                    -------     -------     -------     -------
Noninterest income:
   Service charges on deposit accounts                                1,830       1,950       3,605       3,738
   Other service charges and fees                                     1,463       1,045       2,672       1,845
   Gain on sale of securities available-for-sale                        569        --           570        --
                                                                    -------     -------     -------     -------
            Total noninterest income                                  3,862       2,995       6,847       5,583
                                                                    -------     -------     -------     -------
Noninterest expense:
   Salaries and employee benefits                                     4,837       4,406       9,399       8,922
   Net occupancy expense                                                482         446         989         932
   Furniture and equipment expense                                      926         862       1,809       1,707
   Loss on sale of securities available-for-sale                         12        --            12
   Other expense                                                      3,218       2,930       5,588       5,399
                                                                    -------     -------     -------     -------
            Total noninterest expense                                 9,463       8,656      17,785      16,972
                                                                    -------     -------     -------     -------
Earnings:
   Income before provision for income taxes                           4,749       4,112       9,450       7,887
   Provision for income taxes                                         1,650       1,361       3,275       2,586
                                                                    -------     -------     -------     -------

            Net income                                              $ 3,099     $ 2,751     $ 6,175     $ 5,301
                                                                    =======     =======     =======     =======

            Comprehensive income                                    $ 3,122     $ 2,953     $ 7,257     $ 4,989
                                                                    =======     =======     =======     =======
Earnings per share:
   Basic                                                            $  0.44     $  0.39     $  0.88     $  0.75
                                                                    =======     =======     =======     =======

   Diluted                                                          $  0.44     $  0.39     $  0.88     $  0.75
                                                                    =======     =======     =======     =======

   Cash dividends per common share                                  $  0.14     $  0.13     $  0.28     $  0.26
                                                                    =======     =======     =======     =======

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                           (In thousands of dollars)

                                                                               Six Months Ended
                                                                          ---------------------------
                                                                           6/30/01           6/30/00
                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   6,175         $   5,301
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                          719             1,134
         Provision for loan losses                                              696               758
         Deferred income taxes                                                 (640)              183
         Gain on sale of securities available-for-sale                         (570)             --
         Net amortization of investment securities                               26                (9)
         Net change in:
            Miscellaneous other assets                                       (4,121)           (2,099)
            Miscellaneous other liabilities                                   3,076             1,333
                                                                          ---------         ---------
               Net cash provided by operating activities                      5,361             6,601
                                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale           15,189            17,129
   Proceeds from maturities of investment securities
      held-to-maturity                                                        3,075             6,633
   Proceeds from maturities of investment securities
      available-for-sale                                                     38,656             5,619
   Purchases of investment securities held-to maturity                         --              (2,181)
   Purchases of investment securities available-for-sale                    (51,276)          (20,649)
   Net increase in customer loans                                           (11,867)          (73,407)
   Purchases of premises and equipment                                       (2,382)           (1,909)
   Net increase in federal funds sold                                       (32,600)          (62,000)
                                                                          ---------         ---------
               Net cash used by investing activities                        (41,205)         (130,765)
                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
      savings accounts and certificates of deposit                           47,639            48,982
   Net decrease  in federal funds purchased
      and securities sold under agreements to repurchase                     (3,179)           75,439
   Proceeds from issuance of debt                                            29,500              --
   Repayment of debt                                                        (36,050)           (3,650)
   Repurchase of common stock                                                (1,243)             --
   Dividends paid                                                            (1,966)           (1,830)
   Stock options exercised                                                      891              --
                                                                          ---------         ---------
               Net cash provided by financing activities                     35,592           118,941
                                                                          ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 $    (252)        $  (5,223)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             32,001            41,327
                                                                          ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  31,749         $  36,104
                                                                          =========         =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note 2 - Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in fair value of the item being hedged. Depending on the type of hedge, such recognition will be either in net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 did not have a material effect on the Corporation's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 replaces and carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Corporation does not anticipate the implementation of the provisions of SFAS No. 140 will have a material effect on its earnings or financial condition.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. This Statement also requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Corporation. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Corporation is currently evaluating the effect of adopting these pronouncements.

In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 ("SAB 102") which expresses certain of the staff's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management believes that the Corporation complies with the views included in SAB 102.

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30, 2001 and 2000 are as follows:

                         3 Months Ended                 6 Months Ended
                         --------------                 --------------
                     6/30/01         6/30/00        6/30/01        6/30/00
                     -------         -------        -------        -------

                    7,002,773      7,041,101      7,010,957       7,041,101
       Basic

       Diluted      7,012,009      7,071,502      7,018,862       7,076,345

Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 2001, commitments to extend credit and standby letters of credit totaled $135,997,000. The Corporation does not anticipate any material losses as a result of these transactions.

                           FIRST NATIONAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to the financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    First National Corporation (the "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Corporation owns 100 percent of First National Bank, a national bank which opened for business in 1932, 100 percent of National Bank of York County, a national bank which opened for business in 1996, 100 percent of Florence County National Bank, a national bank which opened for business in 1998, and 90 percent of CreditSouth Financial Services Corporation, an upscale financial services company which opened for business in 1998. The Corporation engages in no significant operations other than the ownership of its subsidiaries.

    Some of the major services which the Corporation provided through its banking subsidiaries include checking, NOW accounts, savings and other deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and the use of ATM facilities. The Corporation has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loan portfolio is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Corporation. The Corporation does not have foreign loans or deposits.

    For the second quarter of 2001, the Corporation had consolidated net income of $3,099,000, and increase of 12.7 percent over the $2,751,000 earned in the second quarter of 2000. Diluted earnings per share were $0.44 for the three months ended June 30, 2001, a 12.8 percent increase over the $0.39 per share earned in the second quarter of 2000. Net income for the first six months of 2001 was $6,175,000, an increase of 16.5 percent over the $5,301,000 earned for the same period in 2000. Diluted earnings per share amounted to $0.88 for the six months ended June 30, 2001, and 17.3 percent over the $0.75 per share earned in the first six months of 2000.

NET INTEREST INCOME

    For the second quarter of 2001, net interest income was $10,754,000, an increase of $541,000, or 5.3 percent, over $10,213,000 for the same period in 2000. Net interest income for the first six months of 2001 was $20,388,000, an increase of $1,112,000, or 5.8 percent, compared with $19,276,000 for the same period a year earlier. This increase was largely the result of an 8.3 percent increase in loans outstanding, net of unearned income, from June 30, 2000 to June 30, 2001.

    The yield on a major portion of the Corporation's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. For the first six months of 2001, the taxable equivalent yield on earning assets was 7.42 percent, as compared with 7.86 percent during the same period in 2000, a decrease of 44 basis points. The cost of the interest-bearing liabilities used to fund most of these assets decreased 17 basis points from 4.43 percent in 2000 to 4.26 percent in 2001. Comparing the first six months of 2000 to the same period in 2001, interest rates paid on interest-bearing liabilities decreased less rapidly than yields on earning assets. For the first six months of 2001 and 2000, the net interest margin increased from 4.27 percent to 4.52 percent. The positive impact of interest-free funds increased from 0.58 percent to 0.68 percent from the first six months of 2000 to the same period in 2001.

    The largest category of earning assets is loans. As of June 30, 2001, loans outstanding, net of unearned income, were $740,579,000, compared with $729,049,000 at December 31, 2000. This represents an increase of $11,530,000, or 1.6 percent. For the second quarter ended June 30, 2001, interest and fees on loans were $16,032,000, compared to $15,051,000 for the comparable period in 2000, an increase of $981,000, or 6.5 percent. For the six months ended June 30, 2001, interest and fees on loans were $32,336,000, compared with $29,098,000 for the same period in the previous year, an increase of $3,238,000, or 11.1 percent.

    For the six months ended June 30, 2001, loans averaged $741,043,000 and decreased in yield by 28 basis points to 8.73 percent on a taxable equivalent basis, compared to $680,217,000 with a taxable equivalent yield of 9.01 for the year ended December 31, 2000.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds.

    At June 30, 2001, investment securities were $184,282,000, compared to $174,889,000 at December 31, 2000. The composition of the portfolio remained relatively consistent during the first six months of 2001.

    For the second quarter ended June 30, 2001, investment and money market income was $2,703,000, compared with $3,962,000 for the comparable period in 2000, a decrease of $1,259,000, or 31.8 percent. For the six month period ended June 30, 2001, investment income was $5,417,000, compared with $6,865,000 for the same period in 2000, a decrease of $1,448,000, or 21.1 percent. The decrease was largely attributable to higher loan balances.

    For the second quarter of 2001, investment securities averaged $178,081,000 and yielded 5.84 on a taxable equivalent basis, compared to $197,101,000 and a yield of approximately 5.59 for the year ended December 31, 2000.

    In the second quarter of 2001 the Corporation had $569,000 of gain on sale of securities as compared with none in the second quarter of 2000. The results were similar for the first half of either year. Most of the 2001 result was attributable to a $546,000 gain realized on the sale of equity shares of an ATM network exchange company. As of June 30, 2001, the Corporation had unrealized gains of $595,000 and $1,306,000 in the held-to-maturity and available-for-sale portfolio segments, respectively.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. Management has the intent and ability to hold these assets on a long-term basis or until maturity.

    During the first six months of 2001, interest-bearing liabilities averaged $779,577,000 and carried an average rate of 4.26 percent. This compares to an average level of $739,531,000 with a rate of 4.49 percent for the year ended December 31, 2000, or a decrease of 23 basis points.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended June 30, 2001 was $404,000, compared with $440,000 for the same period in 2000, a decrease of 8.2 percent. For the six months ended June 30, 2001, the provision was $696,000, compared to $758,000 for the year-earlier period, or a decrease of 8.2 percent. The allowance for loan losses was $9,333,000, or 1.26 percent of outstanding loans, at June 30, 2001 and $8,922,000, or 1.22 percent of outstanding loans at December 31, 2000.

    Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

    Management anticipates that the level of charge offs for 2001 will be similar to that experienced in 2000, although further changes in the economic conditions in the Corporation's market area could effect these levels.

    Other real estate owned includes certain real estate acquired as a result of foreclosure. The balances in other real estate owned were $964,000 at June 30, 2001 and $848,000 at the end of 2000.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the second quarter of 2001 was $3,862,000, compared with $2,995,000 for the same period in 2000, representing an increase of $867,000, or 29.0 percent. For the first six months of 2001, noninterest income was $6,847,000, compared with $5,583,000 for the same period in 2000, representing an increase of $1,264,000, or 22.6 percent. The increase was primarily related to increases in other service charges and fees, including secondary market origination fees, and in Trust Department revenues.

    Noninterest expense for the second quarter of 2001 was $9,463,000, an increase of $807,000, or 9.3 percent, from the $8,656,000 for the same period in the previous year. For the six months ended June 30, 2000, noninterest expense increased $813,000, or 4.8 percent, to $17,785,000 from $16,972,000 in the year-earlier period. Salaries and employee benefits increased $431,000, or 9.8 percent, to $4,837,000 from the second quarter of 2000 to the second quarter of 2001. Comparing the six months periods, salaries and employee benefits increased $477,000, or 5.4 percent, to $9,399,000 in 2001. Other expense was $3,218,000 in the second quarter of 2001, an increase of $288,000, or 9.8 percent, compared with $2,930,000 for the second quarter of 2000. For the first six months of 2001, other expense was $5,588,000, an increase of $189,000, or 3.5 percent, from the same period a year earlier. The second quarter included a charge of $300,000 for public relations and other expenses related to the previously announced relocation of the Corporation's headquarters to Columbia, South Carolina.

NET INCOME

    Net income was $3,099,000 for the second quarter of 2001, an increase of $348,000, or 12.7 percent, when compared with $2,751,000 in the first quarter of 2000. For the six months ended

June 30, 2001, net income was up $874,000, or 16.5 percent, to $6,175,000, compared with $5,301,000 in the first six months of 2000. The $1,050,000, or 5.2 percent, increase in net interest income and the $1,264,000, or 22.6 percent, increase in noninterest income were the main contributors to the growth in net income from 2000 to 2001 for the first six month periods.

CAPITAL RESOURCES AND LIQUIDITY

    The ongoing capital requirements of the Corporation have been met through retained earnings, less the payment of cash dividends. As of June 30, 2001, shareholders' equity was $89,875,000, and increase of $4,939,000, or 5,8 percent, over $84,936,000 at December 31, 2000.

    The Corporation and its subsidiaries are subject to certain risk-base capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at June 30, 2001was 12.27 percent, compared to 12.15 percent at December 31, 2001. The total risk-weighted asset capital ratio was 13.52 at the end of the second quarter of 2001, compared with 13.40 at the end of 2000.

    In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of June 30, 2001, the Corporation's leverage ratio was 8.52 percent, compared to 8,27 percent at December 31, 2000. The Corporation's capital ratios currently well exceed the minimum standards.

    Liquidity is the ability of the Corporation to generate sufficient cash to meet its financial obligations which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally changes in the earning asset mix are of a longer term nature and are not utilized for day-to-day corporate liquidity needs.

    The Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Corporation's use of Federal funds purchased and securities sold under agreements to repurchase. Additional liquidity can be secured from lines of credit extended to the Corporation from its correspondent banks. Manangement believes that its liquidity postion is adequate.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         Neither First National Corporation nor its subsidiaries are party to nor is any of their pro- perty subject to any material or other pending legal proceedings, other than in the ordin- ary routine proceedings incident to their business.

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


                           FIRST NATIONAL CORPORATION


Date:  August 13, 2001                   C. JOHN HIPP, III
                                         -------------------------------------
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER



Date:  August 13, 2001                   RICHARD C. MATHIS
                                         -------------------------------------
                                         EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINACIAL OFFICER