Form 10-Q
period 2001-09-30
FIRST NATIONAL CORP /SC/
filed 2001-11-14
CIK 764038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001          Commission File Number 9-13663



                           FIRST NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       SOUTH CAROLINA                                        57-0799315
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


          905 JOHN C. CALHOUN DRIVE, SE, ORANGEBURG, SC      29115
          ---------------------------------------------    ----------
             (Address of principal executive offices)      (Zip code)


        Registrant's telephone number, including area code (803)534-2175


                                 NOT APPLICABLE
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period, that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days.   YES "X"    NO

Indicate the number of shares outstanding of each of issuer's class of securities.


            CLASS                        OUTSTANDING as of  September 30, 2001
 Common Stock, $2.50 par value                        7,009,331

================================================================================

                           FIRST NATIONAL CORPORATION

                                      INDEX



PART I:  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets - September 30,
                  2001 and December 31, 2000                                 3

                  Condensed Consolidated Statements of Changes In
                  Shareholders' Equity - Nine Months Ended September 30,
                  2001 and 2000                                              4

                  Condensed Consolidated Statements of Income - Three
                  and Nine Months Ended September 30, 2001 and 2000          5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000              6

                  Notes to Consolidated Financial Statements                 7



         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10




PART II: OTHER INFORMATION

         Item 1 - Legal Proceedings                                         14


         Signatures                                                         15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   (In thousands of dollars, except par value)

                                                                                9/30/2001         12/31/2000
                                     ASSETS                                    (Unaudited)         (Note 1)
                                     ------                                    ------------      ------------
Cash and cash equivalents:
   Cash and due from banks                                                     $     39,101      $     31,843
   Interest-bearing deposits with banks                                                  19               158
                                                                               ------------------------------
            Total cash and cash equivalents                                          39,120            32,001
                                                                               ------------------------------
Federal funds sold                                                                   21,400              --
Other short-term investments                                                         38,788              --
Investment securities:
   Held-to-maturity (fair value of $36,167 in 2001 and $38,530 in 2000)              35,115            38,550
   Available-for-sale                                                               143,264           136,339
                                                                               ------------------------------
            Total investment securities                                             178,379           174,889
                                                                               ------------------------------
Loans                                                                               748,983           732,266
   Less, unearned income                                                             (2,524)           (3,217)
   Less, allowance for loan losses                                                   (9,471)           (8,922)
                                                                               ------------------------------
            Loans, net                                                              736,988           720,127
                                                                               ------------------------------
Premises and equipment, net                                                          17,853            16,311
                                                                               ------------------------------
Other assets                                                                         20,384            26,520
                                                                               ------------------------------
            Total assets                                                       $  1,052,912      $    969,848
                                                                               ==============================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Deposits:
   Noninterest-bearing                                                         $    130,210      $    111,997
   Interest-bearing transaction accounts                                            698,851           645,579
                                                                               ------------------------------
            Total deposits                                                          829,061           757,576

Federal funds purchased and securities sold under agreements to repurchase           75,266            65,948
Notes payable                                                                        50,500            57,050
Other liabilities                                                                     5,465             4,338
                                                                               ------------------------------
            Total liabilities                                                       960,292           884,912
                                                                               ------------------------------
Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,009,331 and 7,026,901 shares                          17,523            17,567
   Surplus                                                                           46,756            47,488
   Retained earnings                                                                 26,544            20,228
   Accumulated other comprehensive income (loss)                                      1,797              (347)
                                                                               ------------------------------
            Total shareholders' equity                                               92,620            84,936
                                                                               ------------------------------
            Total liabilities and shareholders' equity                         $  1,052,912      $    969,848
                                                                               ==============================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      --------------------------------------------------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                                          ACCUMULATED
                                                     COMMON STOCK                                            OTHER
                                              -------------------------                     RETAINED     COMPREHENSIVE
                                                SHARES         AMOUNT         SURPLUS       EARNINGS     INCOME (LOSS)     TOTAL
                                              ----------     ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 1999                     7,041,101     $   17,603     $   47,666     $   13,496     $   (2,946)    $   75,819
                                                                                                                         ----------

Comprehensive income:
   Net income                                       --             --             --            8,108           --            8,108
   Change in net unrealized gain (loss) on
      securities available-for-sale, net of
      tax effects                                   --             --             --             --              981            981
                                                                                                                         ----------
                 Total comprehensive income                                                                                   9,089
                                                                                                                         ----------
Cash dividends declared at $.40 per share           --             --             --           (2,816)          --           (2,816)
Repurchase of common stock                        (5,900)           (15)           (78)          --             --              (93)
                                              -------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                    7,035,201         17,588         47,588         18,788         (1,965)        81,999
                                              =====================================================================================

BALANCE, DECEMBER 31, 2000                     7,026,901     $   17,567     $   47,488     $   20,228     $     (347)    $   84,936
                                                                                                                         ----------
Comprehensive income:
   Net income                                       --             --             --            9,266           --            9,266
   Change in net unrealized gain (loss) on
      securities available-for-sale, net of
      tax effects                                   --             --             --             --            2,144          2,144
                                                                                                                         ----------
                 Total comprehensive income                                                                                  11,410
                                                                                                                         ----------
Cash dividends declared at $.42 per share           --             --             --           (2,950)          --           (2,950)
Repurchase of common stock                       (93,800)          (235)        (1,432)          --             --           (1,667)
Stock options exercised                           76,230            191            700           --             --              891
                                              -------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                    7,009,331     $   17,523     $   46,756     $   26,544     $    1,797     $   92,620
                                              =====================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                                  Three Months Ended         Nine Months Ended
                                                                 ---------------------     ---------------------
                                                                9/30/2001    9/30/2000    9/30/2001    9/30/2000
                                                                 --------     --------     --------     --------
Interest income:
   Loans, including fees                                         $ 15,846     $ 15,857     $ 48,182     $ 44,955
   Investment securities:
      Taxable                                                       2,239        2,307        6,662        6,969
      Nontaxable                                                      394          438        1,215        1,342
   Federal funds sold                                                 306          498          476        1,687
   Other                                                               80           73           83          183
                                                                 ---------------------     ---------------------
         Total interest income                                     18,865       19,173       56,618       55,136
                                                                 ---------------------     ---------------------
Interest expense:
   Interest on deposits                                             6,208        6,711       20,461       18,788
   Federal funds purchased and securities
      sold under agreements to repurchase                             561        1,730        2,135        4,706
   Notes payable                                                      638          496        1,480        1,372
                                                                 ---------------------     ---------------------
         Total interest expense                                     7,407        8,937       24,076       24,866
                                                                 ---------------------     ---------------------
Net interest income:
   Net interest income                                             11,458       10,236       32,542       30,270
   Provision for loan losses                                          693          456        1,389        1,214
                                                                 ---------------------     ---------------------
         Net interest income after provision for loan losses       10,765        9,780       31,153       29,056
                                                                 ---------------------     ---------------------
Noninterest income:
   Service charges on deposit accounts                              1,802        1,826        5,407        5,564
   Other service charges and fees                                   1,371          951        4,043        2,796
   Gain (loss) on sale of securities available-for-sale              --              6          570           (6)
                                                                 ---------------------     ---------------------
         Total noninterest income                                   3,173        2,783       10,020        8,354
                                                                 ---------------------     ---------------------
Noninterest expense:
   Salaries and employee benefits                                   5,119        4,211       14,518       13,133
   Net occupancy expense                                              529          475        1,518        1,407
   Furniture and equipment expense                                    911          944        2,720        2,651
   Other expense                                                    2,645        2,726        8,233        8,125
                                                                 ---------------------     ---------------------
         Total noninterest expense                                  9,204        8,356       26,989       25,316
                                                                 ---------------------     ---------------------
Earnings:
   Income before provision for income taxes                         4,734        4,207       14,184       12,094
   Provision for income taxes                                       1,643        1,400        4,918        3,986
                                                                 ---------------------     ---------------------
         Net income                                              $  3,091     $  2,807     $  9,266     $  8,108
                                                                 =====================     =====================
         Comprehensive income                                    $  4,153     $  4,100     $ 11,410     $  9,089
                                                                 =====================     =====================
Earnings per share:
   Basic                                                         $   0.44     $   0.40     $   1.32     $   1.15
                                                                 =====================     =====================
   Diluted                                                       $   0.44     $   0.40     $   1.32     $   1.15
                                                                 =====================     =====================
   Cash dividends per common share                               $   0.14     $   0.14     $   0.42     $   0.40
                                                                 =====================     =====================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                 FIRST NATIONAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                                   (Unaudited)
                            (In thousands of dollars)

                                                                            Nine Months Ended
                                                                       --------------------------
                                                                        9/30/2001       9/30/2000
                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $    9,266      $    8,108
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      1,078           1,141
         Provision for loan losses                                          1,389           1,214
         Deferred income taxes                                             (1,310)           (576)
         Gain (loss) on sale of securities available-for-sale                (570)              6
         Net amortization of investment securities                             41              10
         Net change in:
            Miscellaneous other assets                                     (3,940)         (2,217)
            Miscellaneous other liabilities                                 3,006           1,869
                                                                       --------------------------
            Net cash provided by operating activities                       8,960           9,555
                                                                       --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale         15,189          10,281
   Proceeds from maturities of investment securities
      held-to-maturity                                                      3,300          10,452
   Proceeds from maturities of investment securities
      available-for-sale                                                  112,462          17,843
   Purchases of investment securities held-to maturity                        100          (2,174)
   Purchases of investment securities available-for-sale                 (161,097)        (26,129)
   Net increase in customer loans                                         (18,498)        (97,649)
   Recoveries of loans previously charged off                                 197            --
   Purchases of premises and equipment                                     (2,621)         (2,061)
   Net increase in federal funds sold                                     (22,700)         (1,150)
                                                                       --------------------------
            Net cash provided (used) by investing activities              (73,668)        (90,587)
                                                                       --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts, savings accounts
      and certificates of deposit                                          71,485          40,758
   Net decrease in federal funds purchased and securities sold
      under agreements to repurchase                                       10,618          11,855
   Proceeds from issuance of debt                                          29,500          25,800
   Repayment of debt                                                      (36,050)         (3,650)
   Repurchase of common stock                                              (1,667)            (93)
   Dividends paid                                                          (2,950)         (2,816)
   Stock options exercised                                                    891            --
                                                                       --------------------------
            Net cash provided by financing activities                      71,827          71,854
                                                                       --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   $    7,119      $   (9,178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           32,001          41,327
                                                                       --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   39,120      $   32,149
                                                                       ==========================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months September 30, 2001 and 2000 are as follows:

                             3 Months Ended              9 Months Ended
                         -----------------------     -----------------------
                          9/30/01       9/30/00       9/30/01       9/30/00
                         ---------     ---------     ---------     ---------
       Basic             7,024,392     7,039,621     7,015,485     7,040,604
       Diluted           7,039,536     7,064,071     7,026,165     7,072,853


Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.



Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 2001, commitments to extend credit and standby letters of credit totaled $155,596,000. The Corporation does not anticipate any material losses as a result of these transactions.

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

         For the third quarter of 2001, the Corporation had consolidated net income of $3,091,000, an increase of 10.1 percent over the $2,807,000 earned in the third quarter of 2000. Diluted earnings per share were $0.44 for the three months ended September 30, 2001, a 10.0 percent increase over the $0.40 per share earned in the third quarter of 2000. Net income for the first nine months of 2001 was $9,266,000, an increase of 14.3 percent over the $8,108,000 earned for the same period in 2000. Diluted earnings per share amounted to $1.32 for the nine months ended September 30, 2001, an increase of 14.8 percent over the $1.15 per share earned in the first nine months of 2000.

NET INTEREST INCOME

         For the third quarter of 2001, net interest income was $11,458,000, an increase of $1,222,000, or 11.9 percent, over $10,236,000 for the same period in 2000. Net interest income for the first nine months of 2001 was $32,542,000, an increase of $2,272,000, or 7.5 percent, compared with $30,270,000 for the same period a year earlier.

         The yield on a major portion of the Corporation's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. For the first nine months of 2001, the taxable equivalent yield on earning assets was 7.45 percent, as compared with 7.93 percent during the same period in 2000, a decrease of 48 basis points. The cost of the interest-bearing liabilities used to fund most of these assets decreased 33 basis points from 4.36 percent in 2000 to 4.03 percent in 2001. Comparing the first nine months of 2000 to the same period in 2001, interest rates paid on interest-bearing liabilities decreased more rapidly than yields on earning assets. For the first nine months of 2001 and 2000, the net interest margin increased from 4.23 percent to 4.60 percent, respectively. The positive impact of interest-free funds decreased from
0.66 percent to 0.59 percent during the same comparative periods.

         The largest category of earning assets is loans. As of September 30, 2001, loans outstanding, net of unearned income, were $746,459,000, compared with $729,049,000 at December 31, 2000. This represents an increase of $17,410,000, or 2.4 percent. For the third quarter ended September 30, 2001, interest and fees on loans were $15,846,000, compared to $15,857,000 for the comparable period in 2000, a decrease of $11,000, or 0.1 percent. For the nine months ended September 30, 2001, interest and fees on loans were $48,182,000, compared with $44,955,000 for the same period in the previous year, an increase of $3,227,000, or 7.2 percent.

         For the nine months ended September 30, 2001, loans averaged $739,401,000 and decreased in yield by 32 basis points to 8.69 percent on a taxable equivalent basis, compared to $680,217,000 with a taxable equivalent yield of 9.01 for the year ended December 31, 2000.

         Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At September 30, 2001, investment securities were $182,901,000, compared to $174,889,000 at December 31, 2000. The composition of the portfolio remained relatively consistent during the first nine months of 2001.

         For the third quarter ended September 30, 2001, investment and money market income was $3,019,000, compared with $3,316,000 for the comparable period in 2000, a decrease of $297,000, or 9.0 percent. For the nine month period ended September 30, 2001, investment income was $8,436,000, compared with $10,181,000 for the same period in 2000, a decrease of $1,745,000, or 17.1 percent. The decrease was primarily attributable to the declining interest rate environment through the first nine months of 2001.

         For the third quarter of 2001, investment securities averaged $186,725,000 with a taxable equivalent yield of 5.64 percent, compared to $197,101,000 and a yield of approximately 5.59 for the year ended December 31, 2000.

         In the third quarter of 2001, there were no gains on sale of securities, as compared with $6,000 of gains for the same period a year earlier. For the first nine months of 2001, $570,000 of gains on sale of securities were realized, compared with a loss of $6,000 during the first nine months of the prior year. Most of the 2001 result was attributable to a $546,000 gain realized on the sale of equity shares of an ATM network exchange company. As of September 30, 2001, the Corporation had unrealized gains of $1,052,000 and $2,908,000 in the held-to-maturity and available-for-sale portfolio segments, respectively.

         Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. Management has the intent and ability to hold these assets on a long-term basis or until maturity.

         During the first nine months of 2001, interest-bearing liabilities averaged $795,589,000 and carried an average rate of 4.03 percent. This compares to an average level of $739,531,000 with a rate of 4.49 percent for the year ended December 31, 2000, a decrease of 46 basis points.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the third quarter of 2001 was $693,000, compared with $456,000 for the same period in 2000, an increase of
52.0 percent. For the nine months ended September 30, 2001, the provision was $1,389,000, compared to $1,214,000 for the same period in 2000, or an increase of 14.4 percent. The allowance for loan losses was $9,471,000, or 1.27 percent of outstanding loans, at September 30, 2001 and $8,922,000, or 1.22 percent of outstanding loans at December 31, 2000. Charge off levels have been higher through the first nine months of 2001 as compared with the same period of 2000, as the economy has weakened year to year.

         Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

         Other real estate owned includes certain real estate acquired as a result of foreclosure. The balances in other real estate owned were $785,000 at September 30, 2001 and $848,000 at the end of 2000.

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the third quarter of 2001 was $3,173,000, compared with $2,783,000 for the same period in 2000, representing an increase of $390,000, or 14.0 percent. For the first nine months of 2001, noninterest income was $10,020,000 compared with $8,354,000 for the same period in 2000, an increase of $1,666,000, or 19.9 percent. The increase was primarily related to increases in other service charges and fees, including secondary market origination fees, and in Asset Management income.

         Noninterest expense for the third quarter of 2001 was $9,204,000, an increase of $848,000, or 10.1 percent, from $8,356,000 for the same period in the previous year. For the nine months ended September 30, 2001, noninterest expense increased $1,673,000 or 6.6 percent, to $26,989,000 from $25,316,000 in the same period in 2000. Salaries and employee benefits increased $908,000 or
21.6 percent, to $5,119,000 from the third quarter of 2000 to the third quarter of 2001. Comparing the nine month periods, salaries and employee benefits increased $1,385,000, or 10.5 percent, to $14,518,000 in 2001. Other expense was $2,645,000 in the third quarter of 2001, a decrease of $81,000, or 3.0 percent, compared with $2,726,000 for the third quarter of 2000. For the first nine months of 2001, other expense was $8,233,000, an increase of $108,000, or 1.3 percent, from the same period a year earlier.

NET INCOME

         Net income was $3,091,000 for the third quarter of 2001, an increase of $284,000, or 10.1 percent, when compared with $2,807,000 in the third quarter of 2000. For the nine months ended September 30, 2001, net income was $9,266,000, up $1,158,000, or 14.3 percent, compared with $8,108,000 in the first nine months of 2000. Comparing the first three quarters of 2000 and 2001, the $2,272,000, or 7.5 percent, increase in net interest income and the $1,666,000, or 19.9 percent, increase in noninterest income were the main contributors to net earnings growth.

CAPITAL RESOURCES AND LIQUIDITY

         The ongoing capital requirements of the Corporation have been met through retained earnings, less the payment of cash dividends. As of September 30, 2001, shareholders' equity was $92,620,000, an increase of $7,684,000, or
9.0 percent, over $84,936,000 at December 31, 2000.

         The Corporation and its subsidiaries are subject to certain risk-base capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at September 30, 2001 was
12.37 percent, compared to 12.15 percent at December 31, 2000. The total risk-weighted asset capital ratio was 13.62 at the end of the third quarter of 2001, compared with 13.40 at the end of 2000.

         In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of September 30, 2001, the Corporation's leverage ratio was 8.34 percent, compared to 8.27 percent at December 31, 2000. The Corporation's capital ratios currently well exceed the minimum standards.

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

         The Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Corporation's use of federal funds purchased and securities sold under agreements to repurchase. Additional liquidity can be secured from lines of credit extended to the Corporation from its correspondent banks. Manangement believes that its liquidity position is adequate.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings:

         Neither First National Corporation nor its subsidiaries are party to nor is any of their property subject to any material or other pending legal proceedings, other than in the ordinary routine proceedings incident to their business.



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



                                           FIRST NATIONAL CORPORATION


Date: November 14, 2001                    /s/ C. JOHN HIPP, III
                                           -------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER




Date: November 14, 2001                      /s/ RICHARD C. MATHIS
                                           -------------------------------------
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINACIAL OFFICER