Form 10-K
period 2001-12-31
FIRST NATIONAL CORP /SC/
filed 2002-03-29
CIK 764038

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates at March 12, 2002 was $144,196,000 based on the closing sale price of $22.75 per share on that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 12, 2002 was 6,952,976.

                      Documents Incorporated by Reference

Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Form 10-K Cross-Reference Index

                                                                                                        Page
                                     PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .7

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters (1) . . . . . . . . . .8
Item 6. Selected Financial Data (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .8
Item 7a. Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . . . . . . . . . . . 23
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . .24
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures . . . . . .51

                                   PART III

Item 10. Directors and Executive Officers of the Registrant (2) . . . . . . . . . . . . . . . . . . . . .51
Item 11. Executive Compensation (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .51
Item 12. Security Ownership of Certain Beneficial Owners and Management (2) . . . . . . . . . . . . . . .51
Item 13. Certain Relationships and Related Transactions (2) . . . . . . . . . . . . . . . . . . . . . . .51

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . .51

(1) Incorporated by reference to the Registrant's 2001 Annual Report to Shareholders.
(2) Incorporated by reference to the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.   BUSINESS

General

     First National Corporation (the "Company") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of four subsidiaries, namely First National Bank, a national bank which opened for business in 1934, National Bank of York County, a national bank which opened for business in 1996, Florence County National Bank, a national bank which opened for business in 1998, and CreditSouth Financial Services Corporation, an upscale finance company which opened for business in 1998. The Company engages in no significant operations other than the ownership of its subsidiaries.

     On July 31, 1999, the Company and FirstBancorporation, Inc. ("FirstBanc") consummated the merger of FirstBanc into the Company. Under the terms of the merger, 1.222 shares of First National Corporation common stock were exchanged for each share of FirstBanc common stock. The transaction was accounted for by the pooling of interests method of accounting for business combinations.

     Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, asset management services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have any foreign loans.

FORWARD LOOKING STATEMENTS

     Statements included in Management's discussion and Analysis of financial condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the sale harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. First National Corporation cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risk factors include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest rate risk involving the effect of a change in interest rates on both the bank's earnings and the market value of portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely effects earnings or capital arising from negative public opinion.

TERRITORY SERVED AND COMPETITION

     First National Bank conducts its business from 24 locations in 18 South Carolina towns. National Bank of York County conducts its business from three locations in three South Carolina towns. Florence County National Bank conducts its business from two locations in two South Carolina towns, while CreditSouth Financial Services Corporation conducts its business from four locations in three South Carolina towns. In their markets, First National Bank, National Bank of York County, and Florence County National Bank (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

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

EMPLOYEES

     The Company does not have any salaried employees. As of December 31, 2001, the Company's subsidiaries had 442 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock award program, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan.

SUPERVISION AND REGULATION

GENERAL

The Company is a "bank holding company" registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Each of the Banks is organized as a national banking association and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, the Company and each of the Banks is subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies and the South Carolina State Board of Financial Institutions (the "State Board"). The following discussion summarizes certain aspects of banking and other laws and regulations that affect the Company and its subsidiaries.

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

     The Graham-Leach-Bliley Act amended a number of federal banking laws affecting the Company and the Banks. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. The Company continues to evaluate whether to attempt to become a financial holding company under the Graham-Leach-Bliley Act.

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

CAPITAL ADEQUACY

     The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 Capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to average total assets ratio constitutes the leverage standard for bank holding companies and national banks, and is used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

     The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 2001, the Company, First National Bank, National Bank of York County and Florence County National Bank had leverage ratios of 8.39%, 8.30%, 7.49% and 7.64%, respectively, and total risk adjusted capital ratios of 13.57%, 13.18%, 14.45% and 11.73%, respectively.

     FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA also imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan (see "Obligations of Holding Company to its Subsidiary Banks," above). In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

     In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the Company's subsidiaries..

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

INSURANCE OF DEPOSITS

As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 2002.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF
2001

     On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the international Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.
S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institution's operations. As of the date of this filing, the Company has not determined the impact that IMLAFA will have on its operations, but the impact is not expected to be material.

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

ITEM 2. PROPERTIES

     First National Bank's main office and the Company's executive offices are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. These facilities are owned by First National Bank and afford approximately 48,000 square feet of space for operating and administrative purposes. First National Bank owns 27 other properties and leases 16 properties, substantially all of which are used for branch locations or housing other operational units of First National Bank.

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

     Although the properties leased and owned are generally considered adequate, there is a continuing program of modernization, expansion, and, as needs materialize, occasional replacement of facilities. The Company has announced its intention to relocate its headquarters to a new four-story facility that is being constructed on previously acquired property in the Columbia Vista section of South Carolina's capital city. The 48,000 square foot building is expected to be completed by the end of 2002 and will house corporate offices, the Columbia division of first National Bank, and leased office space.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders in the fourth quarter of 2001.

                               EXECUTIVE OFFICERS

C. John Hipp, III (Age 50). Mr. Hipp has served as President and Chief Executive Officer of the Company and First National Bank since April 1994. He also served as President of First National Bank from April 1994 to May 2000. From 1990 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

Robert R. Horger (Age 51). Mr. Horger was named Chairman of the Company and First National Bank in January 1998 and served as Vice Chairman of the Company and First National Bank from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid in Orangeburg, South Carolina.

Dwight W. Frierson (Age 45). Mr. Frierson has served as Vice Chairman of First National Corporation and First National Bank since January 2000 and has been a director of the Company since April 1996. Mr. Frierson is Vice President and General Manager of Coca-Cola Bottling Company of Orangeburg.

Robert R. Hill, Jr. (Age 35). Mr. Hill has served as President and Chief Operating Officer of First National Bank since May 2000. He served as Senior Executive Vice President and Chief Operating Officer of First National Bank from November 1998 to May 2000. He served as President and Chief Executive Officer of National Bank of York County from July 1996 to November 1998. Mr. Hill was an organizer of the National Bank of York County from October 1995 to July 1996 and team leader for NationsBank northern region of South Carolina from March 1995 to October 1995.

Richard C. Mathis (Age 51). Mr. Mathis has served as Executive Vice President and Chief Financial Officer of the Company since May 2000. He was owner of Carolina MasterCom LLC, an automotive services company, from January 1999 to May 2000. Mr. Mathis served as Executive Vice President and Chief Financial Officer of M&M Financial Corporation/First National South from January 1998 to January 1999, through that bank's acquisition. Mr. Mathis was Senior Vice President in the Fixed Income Division of Sterne, Agee & Leach, Inc. in Atlanta, GA during 1996 through 1997.

John C. Pollok (Age 36). Mr. Pollok has served as Executive Vice President and Chief Administrative Officer of First National Bank since May 2000. He served as Executive Vice President of First National Bank mortgage division from July 1998 until May 2000. Mr. Pollok served as Senior Vice President of National Bank of York County from January 1996 to July 1998.

Joe E. Burns (Age 47). Mr. Burns has served as Executive Vice President and Chief Credit Officer of the Company since November 2000. He served as Senior Vice President and Private Lending Manager for Bank of America from July 1995 to November 2000.

William D. Kerr (Age 53). Mr. Kerr was named Executive Vice President and Chief Technology Officer of the Company in February 2002. He served as Senior Vice President and Chief Technology Officer for the Company from April 1999 to February 2002. Mr. Kerr was a member of the Financial Institutions Services Team at Dixon Odom PLLC in Sanford, North Carolina from January 1999 to April 1999. He served in various positions, including Senior Vice President and Chief Information Officer, Chief Administrative Officer and Chief Auditor with MainStreet BankGroup, Inc. in Martinsville, Virginia from 1977 to 1998.

James A. Shuford, III (50). Mr. Shuford has served as Executive Vice President of First National Bank since August 1999. He served as President and Chief Executive Officer of FirstBancorporation, Inc. and FirstBank, N. A. in Beaufort, South Carolina from October 1993 to August 1999.

Thomas S. Camp (Age 50). Mr. Camp has served as President and Chief Executive Officer of National Bank of York County since November 1998. He served as Principal and Manager of First Union National Bank of South Carolina for the Private Client Group from August 1997 to November 1998. Mr. Camp was Vice President of Sales and Marketing at Seibels Bruce Insurance Co. in Columbia from November 1996 to August 1997. He served as Senior Vice President of First Union National Bank in South Carolina from February 1989 until November 1996.

Jeffery E. Fulp (Age 34). Mr. Fulp was named President and Chief Executive Officer of Florence County National Bank in September 2001. He served First National Bank in several positions, including Regional President from January 2000 to

September 2001, Senior Vice President and County Executive from August 1999 to January 2000, Senior Vice President from January 1998 to August 1999, and Vice President and City Executive from November 1995 to January 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Certain information required by this item is incorporated herein by reference to the information under the caption "Stock Performance and Statistics" on page 14 of the 2001 Annual Report to Shareholders. As of March 12, 2002, the Company had issued and outstanding 6,952,976 shares of Common Stock which were held of record by approximately 4,600 persons. The Company's Common Stock is traded on the American Stock Exchange under the symbol "FNC".

     Dividends are paid by the Company from its assets which are provided primarily by dividends paid to the Company by First National Bank. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2001, $16,530,000 of the banking subsidiaries' retained earnings were available for distribution to First National Corporation as dividends without prior regulatory approval. For the year ended December 31, 2001, the banking subsidiaries paid dividends of approximately $4,000,000 to the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the information set forth under the captions "Financial Highlights" and "Selected Consolidated Financial Data" on the inside front cover and page 15, respectively, of the Company's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First National Corporation and its subsidiaries, First National Bank, National Bank of York County, Florence County National Bank and CreditSouth Financial Services Corporation. The five year period 1997 through 2001 is discussed with particular emphasis on the years 1999 through 2001. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to First National Corporation contained elsewhere herein (see "Consolidated Financial Statements of First National Corporation").

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

     Also in 1998, the Corporation sponsored the organization of CreditSouth Financial Services Corporation, an upscale finance company which began operations in Orangeburg, South Carolina, on November 1, 1998. Upon organization, the Corporation acquired 80 percent of CreditSouth's common stock. The remaining 20 percent of CreditSouth common stock was issued to minority employee shareholders pursuant to their employment agreements. All minority shares have since been acquired by the Corporation.

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

SUMMARY OF OPERATIONS

     Earnings of First National Corporation were $12,257,000, $10,533,000 and $7,940,000 in 2001, 2000 and 1999, respectively. Net income increased 16.4 percent in 2001 when compared to 2000 and increased 32.7 percent in 2000 when compared to 1999. Basic earnings per share increased to $1.75 in 2001 compared to $1.50 in 2000 and $1.14 in 1999. Diluted earnings per share increased to $1.75 in 2001 compared to $1.49 in 2000 and $1.13 in 1999. The earnings increases in 2001 compared with 2000 and in 2000 compared with 1999 resulted primarily from increases in net interest income.

     The book value per share of First National Corporation increased 10.5 percent to $13.36 in 2001 from $12.09 in 2000, following an increase of 12.3 percent in 2000 from $10.77 in 1999. The return on average assets was 1.21 percent in 2001, compared with 1.11 percent in 2000 and .98 percent in 1999. The return on average shareholders' equity was 13.64 percent for 2001, 13.14 percent in 2000 and 10.58 percent for 1999. The per share cash dividends declared in 2001 were $0.57, compared to $0.54 in 2000 and $0.54 in 1999.

     Total earning assets and total deposits increased in 2001 compared to 2000. At December 31, 2001, total earning assets were $959,846,000, an increase of 5.2 percent over $912,415,000 at year-end 2000, which was 12.9 percent greater than the 1999 balance of $807,961,000. Average earning assets were $939,626,000 in 2001, an increase of 3.9 percent over $904,403,000 in 2000, which was 16.2 percent greater than the 1999 average of $778,598,000. The increases in average earning assets in 2001 and 2000 were mainly the result of loan growth.

     Total deposits were $811,523,000 at December 31, 2001, up 7.1 percent from $757,576,000 at the end of 2000. The 2000 balance was an increase of 9.9 percent from $689,665,000 at year-end 1999. Deposits averaged $804,281,000 in 2001, an increase of 9.3 percent over $736,093,000 in 2000. The 2000 average was a 15.4 percent increase over $637,682,000 in 1999.

     Interest income increased $626,000, or 0.8 percent, to $74,472,000 for the year ended December 31, 2001, compared to $73,846,000 in 2000. This modest increase was mainly the result of earning asset growth of $35,223,000, or 3.9 percent, largely offset by a 24 basis point decline in the average yield. In 2000, interest income increased $13,277,000, or 21.9 percent, compared to $60,569,000 earned in 1999. The 2000 increase was mainly attributable to the $104,444,000, or 12.9 percent, increase in earning assets.

     Interest expense was $29,972,000 for the year 2001, a $3,260,000, or 9.8 percent, decrease from 2000. The decrease in 2001 was the result of a 74 basis point decline in the average rate paid on interest-bearing liabilities, offset in part by an increase in average interest-bearing liabilities of $60,487,000, or 8.2 percent. For 2000 compared to 1999, interest expense increased $9,316,000, or 39.0 percent, to $33,232,000, mainly due to an $112,716,000, or
18.0 percent, increase in average interest-bearing liabilities.

     In 2000, the Corporation's Board of Directors authorized a repurchase program to acquire up to 160,000 shares of its outstanding common stock. During the years ended December 31, 2001 and 2000, the Corporation repurchased 138,253 and 14,200 shares at a cost of $2,518,000 and $214,000 respectively.

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

NET INTEREST INCOME

     Net interest income is the difference between interest income and interest expense. Two significant elements in analyzing a bank's net interest income are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average liabilities, interest and non-interest- bearing, utilized to support earning assets. A significant distinction between net interest spread and net interest margin is that net interest margin reflects the impact of interest free funds supporting earning assets. First National Corporation's net interest margin expanded considerably in 2001, as the Company was able to bring its funding rates down to a greater extent than its earning assets' yields decreased in a generally declining interest rate environment. The net interest margin expanded by 25 basis points to an average of 4.74 percent from 4.49 percent in 2000. The net interest margin in 1999 was 4.71 percent.

     Net interest income was $44,500,000 in 2001, an increase of $3,886,000, or
9.6 percent, over 2000. The increase was mainly due to a 48 basis point increase in net interest spread, as the average rate paid on total interest-bearing liabilities decreased by 72 basis points and the average yield on total earning assets was down by 24 basis points. In 2000, net interest income was $40,614,000, a $3,961,000, or 10.8 percent, increase over 1999. This increase was primarily the result of growth in average earning assets, particularly the loan portfolio, which increased by an average $138,783,000, or 25.6 percent, to $680,217,000 in 2000.

     Total average earning assets increased $35,223,000, or 3.9 percent, to $939,626,000 in 2001. This followed an increase of $125,805,000, or 16.2 percent, to $904,403,000 in 2000, compared with 1999. Total average interest-bearing liabilities were $794,798,000 in 2001, an increase of $55,267,000, or 7.5 percent, compared with 2000. These liabilities averaged $739,531,000 in 2000, an increase of $112,716,000, or 18.0 percent, from the previous year.

     Earning asset increases in 2001 and 2000 were funded by higher levels on interest-bearing liabilities, mainly the result of deposit growth.

TABLE 1

VOLUME AND RATE
VARIANCE ANALYSIS
                                        2001 COMPARED TO 2000              2000 COMPARED TO 1999
                                             CHANGES DUE TO                    CHANGES DUE TO
                                        INCREASE (DECREASE) IN             INCREASE (DECREASE) IN
(Dollars in thousands)                VOLUME(I)   RATE(I)    TOTAL       VOLUME(I)   RATE(I)    TOTAL
Interest income on:
  Loans (2)                              $5,617   (3,705)   $1,912        $12,227    $1,356   $13,583
  Investments:
    Taxable                                (716)     552      (164)        (1,583)      536    (1,047)
    Tax exempt(3)                          (161)      (8)     (169)           (23)      (49)      (72)
  Funds sold                               (654)    (269)     (923)         1,410      (365)    1,045
Interest -bearing deposits with banks        29      (59)      (30)          (244)       12      (232)
--------------------------------------------------------------------------------------------------------
     Total interest income                4,115   (3,489)      626         11,787     1,490    13,277
========================================================================================================

Interest expense on:
  Deposits:
    Interest-bearing transaction accounts   210       (5)      205            116        92       208
    Savings accounts                        311   (1,534)   (1,223)           213       753       966
    Certificates of deposit               1,840     (857)      983          2,896     1,744     4,640
  Funds purchased                        (1,174)  (2,311)   (3,485)         1,213     1,892     3,105
  Notes payable                             473     (213)      260            564      (167)      397
--------------------------------------------------------------------------------------------------------
     Total interest expense               2,023   (5,283)   (3,260)         5,002     4,314     9,316
--------------------------------------------------------------------------------------------------------
     Net interest income                 $2,092   $1,794    $3,886         $6,785   $(2,824)   $3,961
========================================================================================================

(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2) Nonaccrual loans are included in the above analysis
(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES                                2001
                                                            AVERAGE       INTEREST        AVERAGE
(Dollars in thousands)                                      BALANCE      EARNED/PAID     YIELD/RATE
Assets
Interest earning assets:
  Loans, net of unearned income                          $  742,558        $63,196         8.51%
  Investment securities:
    Taxable                                                 145,804          9,088         6.23
    Tax exempt                                               35,522          1,606         4.52
  Funds sold                                                 15,088            578         3.83
  Interest-earning deposits with banks                          654              4         0.61
                                                         ----------        -------       ------
     Total earning assets                                   939,626         74,472         7.93
                                                                           -------       ------
Cash and other assets                                        85,850
Less allowance for loan losses                               (9,265)
                                                         ----------
     Total assets                                        $1,016,211
                                                         ==========

Liabilities

Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                  $  144,963        $ 1,427         0.98%
  Savings                                                   159,785          3,833         2.40
  Certificates of deposit                                   380,426         20,163         5.30
Funds purchased                                              68,490          2,438         3.56
Notes payable                                                41,134          2,111         5.13
                                                         ----------        -------       ------
    Total interest-bearing liabilities                      794,798         29,972         3.77
Demand deposits                                             119,107
Other liabilities                                            12,732
Shareholders' equity                                         89,574
                                                         ----------
  Total liabilities and shareholders' equity             $1,016,211
                                                         ==========
Net interest spread                                                                        4.16
Impact of interest free funds                                                              0.58
                                                                                         -------
Net interest margin                                                                        4.74%
                                                                                         =======
Net interest income                                                        $44,500
                                                                           =======

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES                                2000

                                                            AVERAGE       INTEREST        AVERAGE
(Dollars in thousands)                                      BALANCE      EARNED/PAID     YIELD/RATE
Assets
Interest earning assets:
  Loans, net of unearned income                            $680,217        $61,284         9.01%
  Investment securities:
    Taxable                                                 158,029          9,252         5.85
    Tax exempt                                               39,072          1,775         4.54
  Funds sold                                                 26,734          1,501         6.51
  Interest-bearing deposits with banks                          351             34         9.69
                                                             ------         ------       ------
      Total earning assets                                  904,403         73,846         8.17
                                                                            ------       ------
Cash and other assets                                        59,309
Less allowance for loan losses                               (8,324)
                                                             ------
      Total assets                                         $955,388
                                                            =======

Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                    $123,695        $ 1,222         0.99%
  Savings                                                   150,534          5,056         3.36
  Certificates of deposit                                   347,121         19,180         5.53
Funds purchased                                              85,422          5,923         6.93
Notes payable                                                32,759          1,851         5.65
                                                           --------         ------       ------
    Total interest-bearing liabilities                      739,531         33,232         4.49
                                                                            ------       ------
Demand deposits                                             114,743
Other liabilities                                            20,939
Shareholders' equity                                         80,175
                                                           --------
    Total liabilities and shareholders' equity             $955,388
                                                           ========
Net interest spread                                                                        3.68
Impact of interest free funds                                                              0.81
                                                                                         ------
Net interest margin                                                                        4.49%
                                                                                         ======
Net interest income                                                        $40,614
                                                                           =======

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES                                 1999

                                                            AVERAGE       INTEREST        AVERAGE
(Dollars in thousands)                                      BALANCE      EARNED/PAID     YIELD/RATE
Assets
Interest earning assets:
  Loans, net of unearned income                            $541,434        $47,701         8.81%
  Investment securities:
    Taxable                                                 186,763         10,299         5.51
    Tax exempt                                               39,566          1,847         4.67
  Funds sold                                                  6,529            456         6.98
  Interest-bearing deposits with banks                        4,306            266         6.18
                                                           --------         ------        -----
      Total earning assets                                  778,598         60,569         7.78
                                                                            ------
Cash and other assets                                        35,996
Less allowance for loan losses                               (7,295)
                                                           --------
      Total assets                                         $807,299
                                                           ========
Liabilities
Interest-bearing liabilities:
Deposits:
  Interest-bearing transaction accounts                    $110,967        $ 1,014         0.91%
  Savings                                                   143,087          4,090         2.86
Certificates of deposit                                     289,431         14,540         5.02
Funds purchased                                              59,724          2,818         4.72
Notes payable                                                23,606          1,454         6.16
                                                           --------         ------        -----
     Total interest-bearing liabilities                     626,815         23,916         3.82
                                                                            ------        -----
Demand deposits                                              94,197
Other liabilities                                            12,714
Shareholders' equity                                         73,573
                                                           --------
     Total liabilities and shareholders' equity            $807,299
                                                           ========
Net interest spread                                                                        3.96
Impact of interest free funds                                                              0.75
                                                                                          -----
Net interest margin                                                                        4.71%
                                                                                          =====
Net interest income                                                        $36,653
                                                                           =======

INVESTMENT SECURITIES

     Investment securities, the second largest category of earning assets, are utilized to fund loan growth and deposit liquidations, provide liquidity, employ excess funds, and pledge as collateral for certain public funds deposits and purchased funds. At December 31, 2001, investment securities were $189,933,000, or 20.0 percent, of earning assets, as compared with $183,198,000, or 20.3 percent, of earning assets at year-end 2000. As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon management's intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

     Interest earned on the held-to-maturity portfolio, consisting mainly of tax exempt state and municipal securities, was $1,606,000 in 2001, a decrease of $169,000, or 9.5 percent, from the $1,775,000 earned in 2000. This decrease was mainly due to to an average portfolio balance that was $3,550,000, or 9.1 percent, less than the balance in 2000. A slight 2 basis point decline in average yield also contributed to the decrease. In 2000, this segment of the securities portfolio earned $92,000, or 3.9 percent, less than 1999 interest of $1,847,000. This decrease was result of an average yield that was 13 basis points lower in 2000 and a modest 1.3 percent decline in the average held-to-maturity portfolio balance. The average maturity of this portfolio segment was 3.9 years at December 31, 2001, 4.6 years at December 31, 2000, and
5.2 years at December 31, 1999.

     Interest from securities available-for-sale, primarily taxable U.S. Government agency and mortgage-backed securities, was $9,088,000 in 2001, a decrease of $164,000, or 1.8 percent, from the 9,252,000 earned in 2000. This decrease was the result of an average taxable securities portfolio that was $12,225,000, or 7.8 percent, less than the average balance in 2000, partially offset by an increase in average yield of 38 basis points. Earning's from this portfolio segment were $1,047,000, or 10.2 percent, less in 2000 than in 1999. This decrease was the result of an average volume decline of 15.4 percent, partially offset by a 34 basis point increase in average yield. The average maturity of this segment of the securities portfolio was 2.8 years at December 31, 2001, 3.2 years at December 31, 2000, and 3.8 years at the end of 1999.

     At December 31, the fair value of the investment securities portfolio was $190,581,000, or .3 percent higher than the portfolio's carrying value, when the effect of a $684,000 higher market value of held-to-maturity securities, as compared to their amortized cost, is considered. The difference between fair and carrying values at the end of 2000 was negligible, following a discount to market of .4 percent at year-end 1999. At December 31, 2001, investment securities with an amortized cost of $153,061,000 and fair value of $154,919,000 were classified as available-for-sale. The resultant $1,858,000 increase in the carrying value of these securities has been reflected, net of tax, in the statement of changes in shareholders' equity as a component of comprehensive income.

     The Corporation realized a gain on the disposition of equity securities of $570,000 in 2001, realized no gains or losses in 2000 and gains of $214,000 in 1999.

TABLE 3

BOOK VALUE OF INVESTMENT SECURITIES

DECEMBER 31,
(Dollars in thousands)                            2001      2000      1999      1998      1997
HELD-TO-MATURITY
U.S. Treasury and other Government agencies          -         -    $ 3,031   $ 6,299  $ 12,232
Mortgage-backed                                  $ 247         -      1,304     2,144     3,320
State and municipal                             34,767  $ 38,550     42,933    38,138    34,851
--------------------------------------------------------------------------------------------------
  Total Held to Maturity                        35,014    38,550     47,268    46,581    50,403
--------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE

U.S. Treasury and other Government agencies     44,265    93,479     93,033   131,465   113,973
Mortgage-backed                                101,728    46,726     51,502    24,642     2,696
State and municipal                              8,926     4,443      3,769     3,449     1,306
--------------------------------------------------------------------------------------------------
  Total Available-for-Sale                     154,919   144,648    148,304   159,556   117,975
--------------------------------------------------------------------------------------------------
    Total                                     $189,933  $183,198   $195,572  $206,137  $168,378
==================================================================================================

TABLE 4

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

                               DUE IN          DUE AFTER          DUE AFTER        DUE AFTER
DECEMBER 31, 2001          1 YR. OR LESS     1 THRU 5 YRS.      5 THRU 10 YRS.      10 YRS.             TOTAL         PAR      FAIR
(Dollars in thousands)    AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT   YIELD     AMOUNT   YIELD    VALUE    VALUE
HELD-TO-MATURITY
Mortgage-backed           $ 247     5.69         -        -         -        -        -       -     $ 247    5.69%    $ 247    $ 251
State and municipal       2,412     6.42%  $21,203     6.45%  $10,696     6.37%    $455    7.56%   34,767    6.44%   34,510   35,410
------------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity    2,659     6.35%   21,203     6.45%   10,696     6.37%     455    7.56%   35,014    6.43%   34,757   35,662
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury and U.S.
  Government agencies    26,977     4.34%   13,605     5.75%    3,683     7.46%       -       -    44,265    5.03%   42,979   44,265
Mortgage-backed          11,765     5.46%   81,311     5.96%    8,652     6.07%       -       -   101,728    5.91%  100,883  101,728
Other investments(1)          -        -         -        -         -        -    8,926    7.08%    8,926    7.08%   $8,882    8,926
------------------------------------------------------------------------------------------------------------------------------------
  Total available-
   for-sale              38,742     4.68%   94,915     5.93%   12,336     6.49%   8,926    7.08%  154,919    5.73%  152,744  154,919
------------------------------------------------------------------------------------------------------------------------------------
    Total               $41,401     4.79% $116,118     6.02%  $22,032     6.43%  $9,381    7.10% $189,933    5.86% $187,501 $190,581
====================================================================================================================================
Percent of total                      22%                61%                12%               5%
Cumulative % of total                 22%                83%                95%             100%

(1) Federal Reserve Bank and other corporate stocks have no set maturity and are classified in "Due after 10 years."

LOAN PORTFOLIO

     At December 31, 2001, loans, net of unearned discount, were $768,864,000, an increase of $39,815,000, or 5.5 percent compared to year-end 2000. Average loans during 2001 were $742,558,000, an increase of $62,341,000, or 9.2 percent, over the 2000 average.

     Real estate mortgage loans continue to be the largest segment of the loan portfolio. All loans secured by real estate, except real estate construction loans, are included in this category. Real estate mortgage loans were $495,894,000 at the end of 2001 and represented 64.3 percent of the total portfolio. This was an increase of $22,763,000, or 4.8 percent, over the year-end 2000. Commercial, financial and agricultural loans were $118,819,000, representing 15.4 percent of the loan portfolio, at December 31, 2001. This was an increase of $15,351,000, or 14.8 percent, compared to the balance at the end of 2000. Consumer loans, also representing 15.4 percent of the portfolio at the end of 2001, were $118,734,000, a decrease of $4,707,000, or 3.8 percent from the previous year.

     Interest and fee income was $63,196,000 in 2001, an increase of $1,912,000, or 3.0 percent, from 2000. Loan growth contributed to this increase, offsetting the impact of an unprecedented 11 discount rate reductrions totaling 4.75 percent, as the Federal Reserve sought to provide monetary stimulus to a weakened economy. The average yield on the loan portfolio was 7.93 percent in 2001, compared with 8.17 percent in 2000. Table 6 shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2001. Loans that mature in one year or less were $148,524,000, comprising 19.3 percent of the total. Of the loans due after one year, $592,962,000, or 95.2 percent, had fixed interest rates and $29,670,000, or 4.8 percent, were variable rate loans.

     The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due and, therefore, do not reach a nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Closed end consumer loans are charged off on or before becoming 120 days past due and open end consumer loans are charged off on or before becoming 180 days past due. All interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 2001, nonaccrual loans were $3,317,000 compared with $1,481,000 at year-end 2000. At December 31, 2001, loans which were 90 days or more past due were $1,561,000 compared to $1,838,000 at year-end 2000.

     Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 2001. First National Corporation does not have any loans which have been restructured or any foreign loans.

     Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by economic or other conditions exceed 10% of total loans. As of December 31, 2001, no credit concentrations existed.

     Table 7 provides the level of risk elements in the loan portfolio for the past five years.

TABLE 5

DISTRIBUTION OF LOANS
BY TYPE
DECEMBER 31,
(Dollars in thousands)             2001         2000        1999        1998        1997
Commercial, financial,
  agricultural and other        $118,819     $ 103,468   $ 87,098    $ 72,312    $ 72,312
Real estate - construction        37,709        32,256     27,555      72,312      18,378
Real estate - mortgage           495,894       473,131    396,158     303,300     268,153
Consumer                         118,734       123,441    103,150      86,195      78,139
-------------------------------------------------------------------------------------------
Total                           $771,156     $ 732,266   $613,961    $496,218    $436,982
===========================================================================================

Percent of Total
Commercial, financial,
  agricultural and other           15.4%          14.1%     14.2%        17.7%       16.5%
Real estate - construction          4.9            4.4       4.5          3.9         4.2
Real estate - mortgage             64.3           64.6      64.5         61.1        61.4
Consumer                           15.4           16.9      16.8         17.3        17.9
-------------------------------------------------------------------------------------------
Total                             100.0%         100.0%    100.0%       100.0%      100.0%
===========================================================================================

TABLE 6

MATURITY DISTRIBUTION OF LOANS

                                                                MATURITY
DECEMBER 31, 2001                                 1 YEAR         1 - 5          OVER 5
(Dollars in thousands)                  TOTAL     OR LESS        YEARS          YEARS
Commercial, financial
  agricultural and other             $118,819    $ 55,166     $ 58,135         $ 5,518
Real estate - construction             37,709      14,665       19,203           3,841
Real estate - mortgage                495,894      60,689      274,981         160,224
Consumer                              118,734      18,004       94,154           6,576
-------------------------------------------------------------------------------------------
Total                                $771,156    $148,524     $446,473        $176,159
===========================================================================================
Loans due after one year with:
  Predetermined interest rates       $592,962
  Floating or adjustable interest
   rates                             $ 29,670

ASSET QUALITY

     Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, First National Corporation has established credit and investment policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. At December 31, 2001 and 2000, the Corporation did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

     Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment portfolio, 99.5 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and tax-free securities having a rating of "A" or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. The Corporation maintains its loan portfolio in accordance with its established credit policies. Reflecting a more difficult economic climate in 2001, net loan charge-offs as a percentage of net average loans were .19 percent compared to .12 percent in 2000. See "Loans" for a discussion of the Corporation's charge-off and nonaccrual policies.

TABLE 7

NONACCRUAL AND PAST DUE LOANS

DECEMBER 31
(Dollars in thousands)             2001         2000         1998        1998        1997
Loans past due 90 days or more   $1,561       $1,838        $ 729      $1,426       $ 488
Loans on a nonaccruing basis      3,317        1,481        1,537       1,547       1,445
-------------------------------------------------------------------------------------------
Total                            $4,878       $3,319       $2,266      $2,973      $1,933
===========================================================================================

TABLE 8

SUMMARY OF LOAN
LOSS EXPERIENCE

DECEMBER 31
(Dollars in thousands)             2001         2000         1999        1998        1997
Allowance for loan losses
  - January 1                   $ 8,922      $ 7,886      $ 6,934     $ 6,246     $ 5,336
Total charge-offs                (1,807)      (1,008)        (826)       (785)       (829)
Total recoveries                    399          206          165         260         323
-------------------------------------------------------------------------------------------
Net charge-offs                  (1,408)        (802)        (661)       (525)       (506)
Provision for loan losses         2,304        1,838        1,613       1,213       1,416
-------------------------------------------------------------------------------------------
Allowance for loan losses
  - December 31                 $ 9,818      $ 8,922      $ 7,886     $ 6,934     $ 6,246
===========================================================================================
Average loans - net of
  unearned income              $742,558     $679,379     $541,434    $452,600    $404,641

Ratio of net charge-offs
  to average loans - net
  of unearned income                .19%         .12%         .12%        .12%        .13%

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

     The provision for loan losses for the year ended December 31, 2001 was $2,304,000, compared to $1,838,000 in 2000. The 25.4 percent increase in the provision for loan losses was in response to increased net charge off activity as well as overall growth of the loan portfolio.

     The allowance for loan losses was $9,818,000, or 1.28 percent of outstanding loans at December 31, 2001, as compared with $8,922,000, or 1.22 percent at the end of 2000. Total charge-offs were $1,807,000 in 2001 and $1,008,000 in 2000. Recoveries were $399,000 in 2000 and $206,000 in the prior year. Net charge-offs were $1,408,000 in 2001 and $802,000 in 2000. The ratio of net charge-offs to average loans was .19 percent in 2001 and .12 percent in 2000. A summary of loan loss experience for the five years ending December 31, 2001 is provided in Table 8.

     Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2001, and December 31, 2000, other real estate owned was $798,000 and $848,000 respectively.

     While the economic outlook is more favorable in the coming months, management anticipates that the level of charge offs for 2002 will be similar to the level experienced the past year due to planned expansion into and further growth in major South Carolina markets. The OCC handbook recommends that banks take a broad look at certain factors in considering allowance for loan loss. These factors include loan loss experience, specific allocations and other subjective factors. First National Corporation continues to consider such factors as these and considers the allowance for loan losses to be adequate.

LIQUIDITY

     Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity primarily means the consistent ability to meet loan and investments demands and deposit withdrawals. The Corporation has employed its funds in a manner to provide liquidity in both assets and liabilities sufficient to meet its cash needs.

     Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 17 percent of the investment portfolio matures in one year or less. This segment of the investment portfolio consists of U.S. Treasury securities, U.S. Agency securities and bank qualified municipal obligations. Loans and other investments are generally held for longer terms and not utilized for day-to-day operating needs. Increases in the Corporation's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the Corporation's use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

     The Corporation regularly obtains borrowed funds in the form of cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreement to repurchase arrangements. During 2001, the Corporation maintained a satisfactory level of liquidity through growth in interest-bearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

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

ASSET-LIABILITY MANAGEMENT AND MARKET RISK SENSITIVITY

     The Corporation's earnings or the value of its shareholders' equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of its financial instruments. The Corporation uses a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The earnings simulation model and gap analysis take into account the Corporation's contractual agreements with regard to investments, loans and deposits. Although the Corporation's simulation model is subject to the accuracy of the assumptions that underlie the process, the Corporation believes that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income while managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a good indicator of the degree of earnings risk the Company has, or may incur in future periods, arising from interest rate changes or other market risk factors.

     The Corporation's policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income from a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. The Corporation traditionally has maintained a risk position well within the policy guideline level. As of December 31, 2001, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 1.2 percent decrease in net interest income while a 200 basis point increase in rates over the same period would result in an approximate 0.5 percent decrease in interest income -- both as compared with a base case unchanged interest rate environment. These results indicate that the Corporation's rate sensitivity is essentially neutral to the indicated change in interest rates over a one-year horizon. The decrease in net interest income in the declining rate environment is attributable primarily to the current (base) low level of interest rates. Certain key interest rates, such as the federal funds rate, would have to hypothetically move to zero percent in order to drop 200 basis points from current levels. In such a hypothetical case, the Company would not be able to lower certain deposit and liability rates to the same extent. Also, the model assumes that the Company's residential mortgage loans would quickly prepay in such an extreme rate environment -- thereby lowering interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors.

     As mentioned above, another (though less useful) indicator of interest rate risk exposure is the interest rate sensitivity gap and cumulative gap. Interest rate sensitivity gap analysis is based on the concept of comparing financial assets that reprice with financial liabilities that reprice within a stated time period. The time period in which a financial instrument is considered to be rate sensitive is determined by that instrument's first opportunity to reprice to a different interest rate. For variable rate products the period in which repricing occurs is contractually determined. For fixed rate products the repricing opportunity is deemed to occur at the instrument's maturity or call date, if applicable. For non-interest- bearing funding products, the "maturity" is based solely on a scheduled decay, or runoff, rate. When more assets than liabilities reprice within a given time period, a positive interest rate gap (or "asset sensitive" position) exists. Asset sensitive institutions may benefit in generally rising rate environments as assets reprice more quickly than liabilities. Conversely, when more liabilities than assets reprice within a given time period, a negative interest rate gap (or "liability sensitive" position) exists. Liability sensitive institutions may benefit in generally falling rate environments as funding sources reprice more quickly than earning assets. However, another shortfall of static gap analysis based solely on the timing of repricing opportunities is its lack of attention to the degree of magnitude of rate repricings of the various financial instruments.

     As shown in the gap analysis within Table 9 below, the Company has a greater dollar value of financial liabilities that are subject to repricing within a 12 month and 24 month time horizon than its financial assets subject to repricing. Thereafter, there are more financial assets than financial liabilities with repricing opportunities. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not addressed by a static gap analysis as presented in Table 9.

     The Company does not currently use interest rate swaps or other derivatives to modify the interest rate risk of its financial instruments.

     Table 9 below provides information as of December 31, 2001 about the Corporation's financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Corporation to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

TABLE 9

FINANCIAL INSTRUMENTS THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES

                                                                                                                            FAIR
                                                                                                  THERE                     VALUE
(Dollars in thousands)        2002           2003        2004         2005           2006         AFTER          TOTAL     12-31-01
Financial assets:
  Loans, net of unearned income:
    Fixed Rate:
      Book value         $ 120,468       $ 69,989    $ 68,114     $ 63,936       $ 63,047      $159,898       $545,453      $574,640
      Average interest
       rate                   7.90%          8.93%       8.61%        8.69%          8.10%         7.76%          8.20%
    Variable rate:
      Book value         $ 223,411              -           -            -              -             -       $223,411      $228,858
Average interest rate         5.70%             -           -            -              -             -           5.70%
Securities held-to-maturity:
  Fixed rate:
    Book value             $ 3,262        $ 3,468     $ 4,735      $ 5,676        $ 5,338      $ 12,535       $ 35,014      $ 35,662
Average interest rate         7.13%          7.18%       6.73%        6.90%          6.44%         6.83%          6.83%
  Variable rate:
    Book value                   -              -           -            -              -             -              -             -
    Average interest rate        -              -           -            -              -             -              -             -
Securities
 available-for-sale:
  Fixed rate:
    Book value            $ 52,896       $ 25,401    $ 16,096     $ 11,322       $ 10,158      $ 38,559       $154,432      $154,432
Average interest rate         5.26%          5.81%       5.81%        5.87%          5.88%         5.97%          5.67%            -
  Variable rate:
    Book value               $ 487              -           -            -              -             -          $ 487         $ 487
Average interest rate         5.47%             -           -            -              -             -           5.47%            -
Federal funds sold          $1,000              -           -            -              -             -        $ 1,000       $ 1,000
Average interest rate         1.75%             -           -            -              -             -           1.75%            -
------------------------------------------------------------------------------------------------------------------------------------
Total financial assets    $401,524       $ 98,858     $88,945     $ 80,934       $ 78,543      $210,992       $959,797      $995,079
------------------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
  Noninterest
   bearing-deposits       $ 21,857       $ 15,536    $ 15,536     $ 15,536       $ 15,536      $ 45,697       $129,698      $120,830
    Average interest rate      N/A            N/A         N/A          N/A            N/A           N/A            N/A           N/A
  Interest-bearing
    savings and checking  $169,918       $ 48,836    $ 48,836     $ 48,836        $ 7,937            -        $324,363      $320,891
    Average interest rate     1.90%          0.90%       0.90%        0.90%          0.92%           -            1.43%            -
  Time deposits           $307,753       $ 41,611     $ 6,864      $ 1,075          $ 159          $ -        $357,462      $360,089
    Average interest rate     4.64%          4.76%       6.13%        5.63%          5.15%           -            4.68%            -
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase            $ 66,617              -           -            -              -            -        $ 66,617      $ 66,617
    Average interest rate     2.41%             -           -            -              -            -            2.41%            -
  Notes payable                  -              -           -            -        $ 7,000     $ 42,500        $ 49,500      $ 49,842
    Average interest rate        -              -           -            -           4.79%        5.00%           4.97%            -
------------------------------------------------------------------------------------------------------------------------------------
Total financial
 liabilities              $566,145      $ 105,983    $ 71,236     $ 65,447       $ 30,632     $ 88,197        $927,640      $918,269
------------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity
gap                      $(164,621)      $ (7,125)   $ 17,709     $ 15,487       $ 47,911    $ 122,795        $ 32,157             -
Cumulative interest rate
  sensitivity gap        $(164,621)     $(171,745)  $(154,036)   $(138,549)      $(90,638)    $ 32,157               -             -

DEPOSITS

     Customer deposits provide First National Corporation with its primary source of funds for the continued growth of its loan and investment portfolios. Total deposits were $811,523,000 at December 31, 2001, an increase of $53,947,000, or 7.1 percent, from year-end 2000. Noninterest bearing accounts grew by 17,701,000 or 15.8 percent to $129,698,000 at the end of 2001.
Interest-bearing deposits were $681,825,000 at December 31, 2001, an increase of $36,246,000, or 5.6 percent, over the balance one year earlier.

     During 2001 average total deposits increased by $68,188,000, or 9.3 percent, to $804,281,000. Every major deposit category experienced growth, with total average interest-bearing deposits increasing $63,824,000 or 10.3 percent, and noninterest-bearing demand accounts increasing $4,364,000, or 3.8 percent. In 2000, total deposits averaged $736,093,000, an increase of $98,411,000, or
15.4 percent, compared with 1999. This increase was the result of growth in average interest-bearing deposits of $77,865,000, or 14.3 percent, accompanied by a $20,546,000, or 21.8 percent, increase in noninterest-bearing deposits.

     At December 31, 2001, the ratio of interest-bearing deposits to total deposits was 84.0 percent, or slightly less than the 85.2 percent ratio at December 31, 2000 and the 84.8 percent ratio at the end of 1999.

TABLE 10

MATURITY DISTRIBUTION OF
CD'S OF $100,000 OR MORE

DECEMBER 31                                    2001           2000
(Dollars in thousands)

Within three months                          $46,756        $34,860
After three through six months                32,263         39,830
After six through twelve months               31,501         28,353
After twelve months                            9,499         16,622
---------------------------------------------------------------------
Total                                       $120,019       $119,665
=====================================================================

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

TABLE 11

DECEMBER 31
(Dollars in thousands)                   2001               2000               1999
                                   AMOUNT    RATE     AMOUNT    RATE     AMOUNT    RATE
At period-end:
   Federal funds purchased
     and securities sold under
     repurchase agreements        $66,617    1.52%   $65,948    5.78%   $76,400    5.75%
----------------------------------------------------------------------------------------
   Other borrowings                     -       -     44,050    5.95%     7,700    5.92
----------------------------------------------------------------------------------------
Average for the year:
  Federal funds purchased
   and securities sold under
   repurchase agreements and      $68,490    3.56%   $85,422    5.13%   $59,724    4.72%
----------------------------------------------------------------------------------------
Other borrowings                        -       -     32,759    5.70%    23,606    6.16%
----------------------------------------------------------------------------------------
Maximum month-end balance:
Federal funds purchased
and securities sold under
repurchase agreements             $91,820       -   $159,503       -    $76,400       -
----------------------------------------------------------------------------------------
Other borrowings                        -             57,050             26,750
----------------------------------------------------------------------------------------

CAPITAL AND DIVIDENDS

     A strong shareholders' equity base has provided First National Corporation with support for its banking operations and opportunities for growth, while ensuring sufficient resources to absorb the risks inherent in the business. As of December 31, 2001, shareholders' equity was $93,065,000, or 9.1 percent, of total assets. At year-end 2000 and 1999, shareholders' equity was $84,936,000, or 8.8 percent, and $75,819,000, or 8.7 percent, of total assets, respectively.

     The Corporation and its banking subsidiaries are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least 50 percent of total capital and total capital must be eight percent of risk-weighted assets. The Tier 1 capital ratio for First National Corporation was 12.32 percent at December 31, 2001, 12.15 percent at December 31, 2000 and
12.70 at the end of 1999. The total capital ratio for the Corporation was 13.57 percent, 13.40 percent and 13.95 percent for the years ended December 31, 2001, 2000 and 1999, respectively.

     As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution's composite rating as determined by its regulators. The leverage ratio for First National Corporation was 8.39 percent at December 31, 2001, 8.27 percent at December 31, 2000 and 8.64 percent at year-end 1999. The Corporation well exceeded all minimum ratio standards established by the regulatory agencies.

     First National Corporation pays dividends to shareholders from funds provided mainly by dividends from its subsidiary banks. Such bank dividends are subject to certain regulatory restrictions and require the approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of the banks' net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2001, $16,530,000 of the banks' retained earnings were available for distribution to the Corporation as dividends without prior regulatory approval.

     In 2001, First National Corporation made shareholder dividend payments of $4,000,000 as compared with $3,801,000 in 2000 and $3,187,000 in 1999. The dividend pay-out ratios were 32.63 percent, 36.09 percent and 40.14 percent for the years 2001, 2000 and 1999, respectively. Earnings that are retained continue to be utilized as a basis for loan and investment portfolio growth and in support of acquisition or other business expansion opportunities.

NONINTEREST INCOME AND EXPENSE

     With strong competition for loans and deposits and continued pressure on the interest margin - especially during an economic downturn as experienced in the past year - noninterest income provides a significant stable source of revenue for the Corporation. For the year ended December 31, 2001, noninterest income was $13,680.000, an increase of 24.7 percent from 2000. Noninterest income was $10,971,000 in 2000, which was 11.3 percent more than 1999. In 2001, noninterest income comprised 15.5 percent of total income from both interest and noninterest sources. For 2000 and 1999, noninterest income was 12.9 percent and
13.8 percent, respectively, of total interest and noninterest income.

     Service charges on deposit accounts were $7,750,000, comprising 56.7 percent of noninterest income in 2001, and representing a $392,000, or 5.3 percent, increase over 2000. For the year ended December 31, 2000, service charges on deposit accounts were $7,358,000, a $1,520,000, or 26.0 percent, increase compared with 1999. These increases resulted from customer deposit growth and pricing modifications to reflect new services and their related costs.

     During 2001, other service charges and fees increased by $1,815,000, or
51.2 percent, to $5,360,000, compared with 2000. This followed a decline of 2.4 percent from $3,632,000 in 1999 to $3,545,000 in 2000. The sharply higher results in 2001 were primarily attributable to origination fee income from secondary market mortgage loans. Longer-term, fixed rate mortgage loans, which the Company normally sells in the secondary market, were strong as a result of refinance activity driven by declining interest rates throughout the year and a strong housing market. Also contributing to higher fee income in 2001 were growing Asset Management (Trust) revenues.

     Noninterest income in 2001 was further enhanced by a previously announced $570,000 gain on the sale of equity securities.

     Noninterest expense was $37,133,000 in 2001, an increase of $3,037,000, or
8.9 percent, from 2000. In 2000, noninterest expenses were $34,096,000, rising $294,000, or .9 percent from 1999.

     The largest component of noninterest expense was salaries and employee benefits, which were $19,757,000 in 2001, an increase of $2,453,000, or 14.2 percent, compared with the previous year. In 2000, salaries and employee benefits were $17,304,000, higher than 1999, by 463,000, or 2.8 percent. The main contributors to the increase in 2001 included increased incentive payments commensurate with strong mortgage origination activity and asset management production and higher salary and benefit expenses reflecting added management and administrative staffing. The Corporation employed 442 full-time equivalent employees at December 31, 2001, compared with 402 and 426 at the end of 2000 and 1999, respectively. Payments under a cash incentive program covering all employees were $730,000 in 2001, $843,000 in 2000 and $829,000 in 1999.

     Net occupancy expense was $2,053,000, $1,989,000 and $1,773,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 was 3.2, compared to a 12.8 percent rise from 1999 to 2000. This was due to facilities operating expenses increasing at a lesser rate in 2001 as compared to the previous year.

     Furniture and equipment expense was $3,732,000 in 2001, an increase of $163,000, or 4.6 percent, compared with 2000. The increase was the result of higher equipment leasing costs and equipment service contracts. These costs also contributed to an increase of $527,000, or 17.3 percent, comparing the year 2000 with 1999.

     For the year ended December 31, 2001, other expense was $11,600,000, an increase of $366,000, or 3.3 percent over the previous year, In 2000, other expense was $11,234,000, a $912,000, or 7.5 percent, decline compared with 1999. Active marketing campaigns in 2001 increased advertising expenses by $626,000 to $1,464,000, as compared with 2000. Professional fees were $1,089,000 in 2001, a decrease of $565,000 from the previous year in which the Corporation incurred costs associated with a process reengineering project. In 1999, other expenses of $12,146,000 included nonrecurring charges of approximately $2,381,000 in connection with completion of the merger with FirstBancorporation.

TABLE 12

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands)                   2001 QUARTERS                           2000 QUARTERS
                              FOURTH    THIRD     SECOND    FIRST     FOURTH    THIRD     SECOND    FIRST
Interest income              $17,854  $18,865    $18,735  $19,018    $18,710  $19,173    $19,013  $16,950
Interest expense               5,896    7,407      7,981    8,688      8,366    8,937      8,800    7,129
---------------------------------------------------------------------------------------------------------
  Net interest income         11,958   11,458     10,754   10,330     10,344   10,236     10,213    9,821
---------------------------------------------------------------------------------------------------------
Provision for loan losses        915      693        404      292        624      456        440      318
Noninterest income             3,660    3,173      3,862    2,985      2,592    2,783      2,995    2,601
Noninterest expense           10,144    9,204      9,463    8,322      8,755    8,356      8,656    8,329
---------------------------------------------------------------------------------------------------------
  Income before income taxes   4,559    4,734      4,749    4,701      3,557    4,207      4,112    3,775
Income taxes                   1,568    1,643      1,650    1,625      1,132    1,400      1,361    1,225
---------------------------------------------------------------------------------------------------------
  Net income                  $2,991   $3,091     $3,099   $3,076    $ 2,425  $ 2,807    $ 2,751  $ 2,550
=========================================================================================================

EFFECT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measure of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, the majority of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The financial statements, accompanying notes, and other financial information in this Report were prepared by management of First National Corporation which is responsible for the integrity of the information given. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts which are based on management's judgment or best estimates.

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

     J. W. Hunt and Company, LLP independent auditors, has audited the financial statements and notes included in this Annual Report. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, and their opinion presents an objective evaluation of management's discharge of its responsibility to fairly present the financial statements of the Corporation. Their opinion is contained in their report below. All financial information appearing in this Annual Report is consistent with that in the audited financial statements.

First National Corporation
Orangeburg, South Carolina
January 25, 2002

REPORT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Shareholders and
 the Board of Directors
First National Corporation

     We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

J. W. Hunt and Company, LLP
Columbia, South Carolina
January 25, 2002

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except par value)
                                                          December 31,
                                                     2001              2000
                                                     ----              ----
                                     ASSETS

Cash and cash equivalents:
  Cash and due from banks                          $ 40,126          $ 31,843
  Interest-bearing deposits with banks                   49               158
  Federal funds sold                                  1,000                 -
--------------------------------------------------------------------------------
     Total cash and cash equivalents                 41,175            32,001
--------------------------------------------------------------------------------
Investment securities :
  Securities held-to-maturity
(fair value of $35,662 in 2001 and $38,530 in 2000)  35,014            38,550
  Securities available-for-sale, at fair value      154,919           144,648
--------------------------------------------------------------------------------
     Total investment securities                    189,933           183,198
--------------------------------------------------------------------------------
Loans held for sale                                  20,784             1,359
--------------------------------------------------------------------------------
Loans                                               750,372           730,907
  Less unearned income                               (2,292)           (3,217)
  Less allowance for loan losses                     (9,818)           (8,922)
--------------------------------------------------------------------------------
     Loans, net                                     738,262           718,768
--------------------------------------------------------------------------------
Premises and equipment, net                          19,537            16,311
--------------------------------------------------------------------------------
Other assets                                         15,056            18,211
--------------------------------------------------------------------------------
Total assets                                     $1,024,747          $969,848
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                               129,698           111,997
  Interest-bearing                                  681,825           645,579
--------------------------------------------------------------------------------
     Total deposits                                 811,523           757,576
Federal funds purchased and securities
  sold under agreements to repurchase                66,617            65,948
Notes payable                                        49,500            57,050
Other liabilities                                     4,042             4,338
--------------------------------------------------------------------------------
     Total liabilities                              931,682           884,912
--------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $2.50 par value, authorized
   40,000,000 shares, issued and outstanding
   6,964,878 shares in 2001 and 7,026,901
   shares in 2000                                    17,412            17,567
  Surplus                                            46,016            47,488
  Retained earnings                                  28,485            20,228
  Accumulated other comprehensive income (loss)       1,152              (347)
--------------------------------------------------------------------------------
     Total shareholders' equity                      93,065            84,936
--------------------------------------------------------------------------------
     Total liabilities and shareholders equity   $1,024,747          $969,848
================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

                                                     Year Ended December 31,
                                                 2001         2000         1999
                                                 ----         ----         ----
Interest income:
  Loans, including fees                        $63,196      $61,284      $47,701
  Investment securities:
    Taxable                                      9,088        9,252       10,299
    Tax-exempt                                   1,606        1,775        1,847
  Federal funds sold                               578        1,501          456
  Deposits with banks                                4           34          266
--------------------------------------------------------------------------------
     Total interest income                      74,472       73,846       60,569
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                      25,423       25,458       19,644
  Federal funds purchased and securities
    sold under agreements to repurchase          2,438        5,923        2,818
  Long-term debt                                 2,111        1,851        1,454
--------------------------------------------------------------------------------
     Total interest expense                     29,972       33,232       23,916
--------------------------------------------------------------------------------
Net interest income:
  Net interest income                           44,500       40,614       36,653
  Provision for loan losses                      2,304        1,838        1,613
--------------------------------------------------------------------------------
     Net interest income after provision
      for loan losses                           42,196       38,776       35,040
--------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts            7,750        7,358        5,838
  Other service charges and fees                 5,360        3,545        3,632
  Gain on sale of securities available-for-sale    570            -          214
  Other income                                       -           68           43
--------------------------------------------------------------------------------
     Total noninterest income                   13,680       10,971        9,727
--------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                19,757       17,304       16,841
  Net occupancy expense                          2,053        1,989        1,773
  Furniture and equipment expense                3,723        3,569        3,042
  Other expense                                 11,600       11,234       12,146
--------------------------------------------------------------------------------
     Total noninterest expense                  37,133       34,096       33,802
--------------------------------------------------------------------------------
Earnings:
  Income before provision for income taxes      18,743       15,651       10,965
  Provision for income taxes                     6,486        5,118        3,025
--------------------------------------------------------------------------------
     Net income                                 $ 12,257   $ 10,533      $ 7,940
================================================================================
Earnings per share
Basic                                             $ 1.75     $ 1.50       $ 1.14
================================================================================
Diluted                                           $ 1.75     $ 1.49       $ 1.13
================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars, except per share data)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                 COMMON STOCK                 RETAINED    COMPREHENSIVE
                                                              SHARES      AMOUNT    SURPLUS   EARNINGS     INCOME(LOSS)    TOTAL
                                                              ------      ------    -------   --------    -------------    -----
Balance, December 31, 1998                                  6,899,679    $17,249    $47,072    $8,743        $1,261       $74,325
                                                                                                                          -------
Comprehensive income:
  Net income                                                        -          -          -     7,940             -         7,940
  Change in net unrealized gain (loss) on
     securities available-for-sale, net of
     reclassification adjustments and tax effects                   -          -          -       -          (4,207)       (4,207)
                                                                                                                           ------
          Total comprehensive income                                                                                        3,733
                                                                                                                           ------
Cash dividends declared at $.52 per share                           -          -          -    (3,187)            -        (3,187)
                                                                                                                           ------
Common stock issued                                           141,422        354        594       -               -           948
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                  7,041,101     17,603     47,666    13,496        (2,946)       75,819
                                                                                                                           ------
Comprehensive income:
  Net income                                                        -          -          -    10,533             -        10,533
  Change in net unrealized gain (loss) on
     securities available-for-sale, net of
     tax effects                                                    -          -          -         -         2,599         2,599
                                                                                                                           ------
          Total comprehensive income                                                                                       13,132
                                                                                                                           ------
Cash dividends declared at $.54 per share                           -          -          -   ( 3,801)            -        (3,801)
                                                                                                                           ------
Common stock repurchased                                      (14,200)       (36)      (178)        -             -          (214)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                  7,026,901     17,567     47,488    20,228          (347)       84,936
                                                                                                                           ------
Comprehensive income:
  Net income                                                        -          -          -    12,257             -        12,257
  Change in net unrealized gain (loss) on
     securities available-for-sale, net of
     reclassification adjustments and tax effects                   -          -          -         -         1,499         1,499
                                                                                                                           ------
          Total comprehensive income                                                                                       13,756
                                                                                                                           ------
Cash dividends declared at $.57 per share                           -          -          -    (4,000)            -        (4,000)
                                                                                                                           ------
Stock options exercised                                        76,230        191        700         -             -           891
                                                                                                                           ------
Common stock repurchased                                     (138,253)      (346)    (2,172)        -             -        (2,518)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                  6,964,878    $17,412    $46,016   $28,485       $ 1,152       $93,065
=================================================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                    YEAR ENDED DECEMBER 31,
Cash flows from operating activities:                         2001           2000           1999
                                                          ------------   ------------   ------------
Net income                                                $     12,257   $     10,533   $      7,940
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                2,439          2,646          1,926
    Provision for loan losses                                    2,304          1,838          1,613
    Deferred income taxes                                         (465)          (344)          (399)
    Gain on sale of securities available-for-sale                 (570)             -           (214)
    Loss on sale of premises and equipment                          17              -             26
    Net amortization (accretion) of investment securities          189            (92)           212
    Originations of loans held for sale                       (194,060)        (1,359)             -
    Proceeds from sales of loans held for sale                 174,635              -              -
    Net change in:
      Accrued interest receivable                                1,569         (1,571)           147
      Prepaid assets                                               582         (1,087)          (581)
      Miscellaneous other assets                                  (405)        (1,079)        (3,670)
      Accrued interest payable                                  (1,312)         1,150            446
      Accrued income taxes                                         244            710           (756)
      Miscellaneous other liabilities                              772           (754)        (1,818)
----------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities        (1,804)        10,591          4,872
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities
    available-for-sale                                          (3,976)        12,973         36,520
  Proceeds from maturities of investment securities
    held-to-maturity                                             3,459         10,793          8,149
  Proceeds from maturities of investment securities
    available-for-sale                                         172,001         24,135         52,528
  Purchases of investment securities held-to-maturity                -         (2,169)        (9,149)
  Purchases of investment securities available-for-sale       (175,430)       (29,141)       (84,157)
  Net increase in customer loans                               (22,198)      (118,152)     ( 118,223)
  Recoveries on loans previously charged off                       400            202            165
  Purchases of premises and equipment                           (4,997)        (2,331)        (4,945)
  Proceeds from sale of premises and equipment                     280             29            276
----------------------------------------------------------------------------------------------------
        Net cash used by investing activities                  (30,461)      (103,661)      (118,836)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts,
    savings accounts and certificates of deposit                53,948         67,911         77,773
  Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase             668        (10,452)        24,250
  Proceeds from issuance of debt                                54,500        166,000         22,600
  Repayment of debt                                            (62,050)      (135,700)        (2,200)
  Common stock issuance                                              -              -            635
  Common stock repurchase                                       (2,518)          (214)             -
  Dividends paid                                                (4,000)        (3,801)        (3,187)
  Stock options exercised                                          891              -            313
----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities               41,439         83,744        120,184
----------------------------------------------------------------------------------------------------

(In thousands of dollars)

                                                                    YEAR ENDED DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents      $      9,174   $     (9,326)  $      6,220
Cash and cash equivalents at beginning of year                  32,001         41,327         35,107
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $     41,175   $     32,001   $     41,327
====================================================================================================

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
  Interest                                                $     31,685   $     32,083   $     23,606
====================================================================================================
  Income taxes                                            $      6,715   $      4,882   $      4,416
====================================================================================================
Schedule of Noncash Investing Transactions:
Real estate acquired in full or partial settlement
  of loans                                                $        798   $        848   $        227
====================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

First National Corporation (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, First National Bank, National Bank of York County, Florence County National Bank (the "Banks"), and CreditSouth Financial Services Corporation ("CreditSouth"). The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America. The Banks provide general banking services while CreditSouth provides consumer finance services. All services are provided within the State of South Carolina ("South Carolina").

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

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of First National Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, and valuation of deferred tax assets and liabilities.

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

INVESTMENT SECURITIES:

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and carried at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available-for-sale are determined using the specific identification method.

LOANS HELD FOR SALE:

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

TRANSFERS OF FINANCIAL ASSETS:

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

INTANGIBLE ASSETS:

Intangible assets consist primarily of goodwill and core deposit premium costs which resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed. These intangible assets are being amortized over the estimated useful lives of the deposit accounts acquired on a method which reasonably approximates the anticipated benefit stream from the accounts. Beginning January 1, 2002, goodwill will no longer be amortized ( See RECENT ACCOUNTING PRONOUNCEMENTS).

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

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees which is limited to those employees of the Corporation eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2001, and the liability for future benefits has been recorded in the consolidated financial statements.

CASH AND CASH EQUIVALENTS:

For the purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods.

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

COMPREHENSIVE INCOME (LOSS):

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. (See NOTE 18.)

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either in net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Corporation adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 did not have a material effect on the Corporation's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces and carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001. However, the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral is effective for fiscal years ending after December 15, 2000. The implementation of the provisions of this statement did not have a material effect on the Corporation's earnings or financial condition.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. This Statement also requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Although, SFAS No. 141 will impact the accounting for any future business combinations, it had no effect on the Corporation's financial position or results of operations in 2001.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Upon adoption of SFAS 142, the Corporation will be required to reassess the useful lives and residual values of all identifiable intangible assets and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under SFAS 142 will be subjected to a transitional impairment test prior to June 30, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle. The Corporation has determined that as a result of the adoption of SFAS 142 on January 1, 2002, it had $2,363,000 of goodwill that will no longer be amortized. Based on its preliminary transitional impairment tests, management does not anticipate that any material impairment losses will be recorded in 2002. Following the adoption of SFAS No. 142, the Corporation will no longer amortize goodwill and, therefore, expects the amortization of intangible assets to be reduced by approximately $402,000 for 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires that an entity recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Corporation does not expect the adoption of this standard to have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Corporation has not yet determined the impact of this Statement on its financial statements.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS:

The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The specified average amount of such reserve funds at December 31, 2001, was approximately $8,349,000.

At December 31, 2001, the Corporation and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $2,483,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 3 - INVESTMENT SECURITIES:

The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 2001 and 2000:

                                                                     2001
                                                             GROSS          GROSS
                                            AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                              COST           GAINS          LOSSES          VALUE
                                           ------------   ------------   ------------   ------------
(In thousands of dollars)
Securities of
  U. S. Government
  agencies and corporations                $        247   $          4   $          -   $        251
Obligations of states
  and political subdivisions                     34,767            722            (78)        35,411
----------------------------------------------------------------------------------------------------
Total                                      $     35,014   $        726   $        (78)  $     35,662
====================================================================================================

                                                                     2000

                                                             GROSS          GROSS
                                            AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                               COST          GAINS          LOSSES          VALUE
                                           ------------   ------------   ------------   ------------
(In thousands of dollars)
Securities of other
  U. S. Government
  agencies and corporations                $        615   $          3   $         (3)  $        615
Obligations of states
  and political subdivisions                     37,935            280           (300)        37,915
----------------------------------------------------------------------------------------------------
Total                                      $     38,550   $        283   $       (303)  $     38,530
====================================================================================================

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 2001 and 2000:

                                                                     2001

                                                             GROSS          GROSS
                                            AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                               COST          GAINS          LOSSES          VALUE
                                           ------------   ------------   ------------   ------------
(In thousands of dollars)
U. S. Treasury securities                  $      8,523   $        121   $          -   $      8,644
Securities of other
  U. S. Government
  agencies and corporations                     135,639          1,764            (54)       137,349
Other securities                                  8,899             72            (45)         8,926
----------------------------------------------------------------------------------------------------
Total                                      $    153,061   $      1,957   $        (99)  $    154,919
====================================================================================================

                                                                     2000

                                                             GROSS         GROSS
                                            AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                               COST          GAINS         LOSSES           VALUE
                                           ------------   ------------   ------------   ------------
(In thousands of dollars)
U. S. Treasury securities                  $     24,485   $         43   $         (9)  $     24,519
Securities of other
  U. S. Government
  agencies and corporations                     116,285            306           (905)       115,686
Other securities                                  4,428             15              -          4,443
----------------------------------------------------------------------------------------------------
Total                                      $    145,198   $        364   $       (914)  $    144,648
====================================================================================================

The amortized cost and fair value of debt securities at December 31, 2001 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    SECURITIES                    SECURITIES
                                                HELD-TO-MATURITY              AVAILABLE-FOR-SALE

                                            AMORTIZED         FAIR        AMORTIZED         FAIR
                                               COST           VALUE          COST           VALUE
                                           ------------   ------------   ------------   ------------
(In thousands of dollars)
Due in one year or less                    $      2,659   $      2,677   $     38,229   $     38,742
Due after one year through
  five years                                     21,203         21,698         93,809         94,915
Due after five years through
  ten years                                      10,697         10,809         12,125         12,336
Due after ten years                                 455            478              -              -
----------------------------------------------------------------------------------------------------
  Subtotal                                       35,014         35,662        144,163        145,993

No contractual maturity                               -              -          8,898          8,926
----------------------------------------------------------------------------------------------------
  Total                                    $     35,014   $     35,662   $    153,061   $    154,919
====================================================================================================

Held-to-maturity securities with a carrying value of $3,000,000 were transferred to the available for sale category in 2000. There were no sales or transfers of held-to-maturity securities during 2001 or 1999.

The following table summarizes information with respect to sale of available-for-sale securities:

                                                     YEAR ENDED DECEMBER 31,
                                               2001           2000           1999
                                           ------------   ------------   ------------
Sale proceeds                              $ 13,998,000   $ 12,973,000   $ 36,520,000
=====================================================================================
Gross realized gains                       $    597,000   $     20,000   $    246,000

Gross realized losses                            27,000         20,000         32,000
-------------------------------------------------------------------------------------
Net realized gain                          $    570,000   $          -   $    214,000
=====================================================================================

The Banks, as members of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock owned by the Banks is pledged as collateral on FHLB advances. No secondary market exists for this stock, and it has no quoted market price. However, redemption through the FHLB of this stock has historically been at par value.

At December 31, 2001 and 2000, investment securities with a carrying value of $57,882,000 and $57,600,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2001 and 2000, the carrying amount of securities pledged to secure repurchase agreements was $47,877,000 and $40,282,000, respectively.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 2001 and 2000:

                                               2001           2000
                                           ------------   ------------
(In thousands of dollars)
Commercial, financial and agricultural     $    118,819   $    103,468
Real estate - construction                       37,709         32,256
Real estate - mortgage                          475,110        471,772
Consumer                                        118,734        123,411
----------------------------------------------------------------------
  Total loans                                   750,372        730,907

Less, unearned income                            (2,292)        (3,217)
Less, allowance for loan losses                  (9,818)        (8,922)
----------------------------------------------------------------------
  Loans, net                               $    738,262   $    718,768
======================================================================

Changes in the allowance for loan losses for the three years ended December 31, 2001, were as follows:

                                               2001           2000           1999
                                           ------------   ------------   ------------
(In thousands of dollars)
Balance at beginning of year               $      8,922   $      7,886   $      6,934
Loans charged-off                                (1,808)        (1,004)          (826)
Recoveries of loans previously charged-off          400            202            165
-------------------------------------------------------------------------------------
  Balance before provision for loan losses        7,514          7,084          6,273

Provision for loan losses                         2,304          1,838          1,613
-------------------------------------------------------------------------------------
Balance at end of year                     $      9,818   $      8,922   $      7,886
=====================================================================================

At December 31, 2001 and 2000, the aggregate amount of loans for which the accrual of interest had been discontinued was $3,317,000 and $1,481,000, respectively. Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 2001. There were no restructured loans at December 31, 2001 and 2000.

Included in the balance sheet under the caption "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $798,000 and $848,000 at December 31, 2001 and 2000, respectively.

There were no impaired loans at December 31, 2001 and 2000.

NOTE 5 - PREMISES AND EQUIPMENT:
Premises and equipment at December 31, consisted of the following:

                                           USEFUL LIFE        2001           2000
                                           ------------   ------------   ------------
(In thousands of dollars)
Land                                                      $      2,453   $      2,453
Buildings and leasehold improvements        15-40 years         19,450         15,514
Equipment and furnishings                    5-10 years         10,818         10,080
-------------------------------------------------------------------------------------
  Total                                                         32,721         28,047

Less, accumulated depreciation                                  13,184         11,736
-------------------------------------------------------------------------------------
  Premises and equipment, net                             $     19,537   $     16,311
=====================================================================================

Depreciation expense charged to operations was $1,474,000, $1,684,000, and $1,342,000, in 2001, 2000, and 1999, respectively.

Computer software with an original cost of $2,020,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $241,000, $173,000, $79,000 for the years ended December 31, 2001 2000, and
1999, respectively.

The Corporation has commitments related to capital projects primarily for the purpose of constructing new administrative and branch facilities. At December 31, 2001, outstanding commitments to complete these projects totaled $10,700,000.

NOTE 6 - INTANGIBLE ASSETS:

Purchases in prior years of branches of other commercial banks resulted in goodwill and core deposit premium cost of $9,723,000. Amortization expense, which is included in other non-interest expense, for the years ended December 31, 2001, 2000 and 1999 was $724,000, $786,000, and $483,000 respectively.
Beginning January 1, 2002, goodwill will no longer be amortized under the provisions of SFAS No. 142.

NOTE 7 - DEPOSITS:

At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                  (In thousands of dollars)
                             2002             $ 309,622
                             2003                38,798
                             2004                 6,944
                             2005                   668
                             2006                   196
                          Thereafter              1,019
                                              ---------
                                              $ 357,247
                                              =========

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
         REPURCHASE:

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date but may have maturities as long as nine months. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis. All securities underlying these agreements are institution-owned securities.

Information concerning federal funds purchased and securities sold under agreements to repurchase is included in Table 11 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 9 - NOTES PAYABLE:

The Banks have entered into advance (borrowing) agreements with the FHLB of Atlanta. Advances under these agreements are collateralized by stock in the FHLB of Atlanta, and qualifying first mortgage loans under a blanket floating lien. A summary of advances during the years ended December 31, 2001 and 2000, is as follows:

                                                  2001           2000
                                              ------------   ------------
Advances outstanding at December 31           $ 49,500,000   $ 57,050,000
=========================================================================
Maximum amount outstanding at any month-end     50,500,000     57,050,000
=========================================================================
Average amount outstanding during the year      41,134,000     32,759,000
=========================================================================
Weighted-average interest rate at December 31         4.97%          5.95%
=========================================================================
Weighted-average interest rate during the year       5.13%          5.70%
=========================================================================

Principal maturities of FHLB advances are summarized below:

                 Years 2002 through 2005             -
                 Year 2006                $  7,000,000
                 Years thereafter           42,500,000
                                          ------------
                                          $ 49,500,000
                                          ============

NOTE 10 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                       YEAR ENDED DECEMBER 31,
(In thousands of dollars)                      2001           2000           1999
-------------------------                  ------------   ------------   ------------
Current:
  Federal                                  $      6,346   $      4,961   $      3,043
  State                                             605            501            381
-------------------------------------------------------------------------------------
    Total current tax expense                     6,951          5,462          3,424
Deferred:
  Federal                                          (419)          (313)          (281)
  State                                             (46)           (31)          (118)
-------------------------------------------------------------------------------------
    Total deferred tax benefit                     (465)          (344)          (399)
-------------------------------------------------------------------------------------
    Provision for income taxes             $      6,486   $      5,118   $      3,025
-------------------------------------------------------------------------------------

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax benefits as follows:

                                                     YEAR ENDED DECEMBER 31,
(In thousands of dollars)                      2001           2000           1999
-------------------------                  ------------   ------------   ------------
Provision for loan losses                  $       (401)  $       (322)  $       (397)
Pension cost and post-retirement benefits            44             48             64
Consumer loan income                                 26             35             41
Depreciation                                        (56)           (49)             9
Other                                               (78)           (56)          (116)
-------------------------------------------------------------------------------------
    Total                                  $       (465)  $       (344)  $       (399)
=====================================================================================

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% (34% in 2000 and 1999) to income before provision for income taxes, as indicated in the following analysis:

                                                                   YEAR ENDED DECEMBER 31,
(In thousands of dollars)                                     2001           2000           1999
                                                          ------------   ------------   ------------
Income taxes at federal statutory rate                    $      6,560   $      5,321   $      3,728
Increase (reduction) of taxes resulting from:
  State income taxes, net of federal
    tax benefit                                                    393            331            248
  Tax-exempt interest income                                      (608)          (642)          (663)
  Other, net                                                       141            108           (288)
----------------------------------------------------------------------------------------------------
    Provision for Income taxes                            $      6,486   $      5,118   $      3,025
====================================================================================================

The components of the net deferred tax asset, included in other assets, are as follows:

(In thousands of dollars)                                                    2001           2000
                                                                         ------------   ------------
Allowance for loan losses                                                $      3,355   $      2,990

Unrealized losses on investment securities available-for-sale                       -            204
Post-retirement benefits                                                           87             93
Intangible assets                                                                 473            381
Start-up expenses                                                                  44             76
State net operating loss carry forward                                             53             98
----------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                   4,012          3,842
----------------------------------------------------------------------------------------------------
Depreciation                                                                      692            748

Unrealized gains on investment securities available-for-sale                      706              -
Consumer loan income                                                              303            274
Bond discount accretion                                                            44             62
Pension plan                                                                      331            293
----------------------------------------------------------------------------------------------------
Total defered tax liabilities                                                   2,076          1,377
----------------------------------------------------------------------------------------------------
    Net deferred tax asset before valuation allowance                           1,936          2,465

    Less valuation allowance                                                      (55)          (138)
----------------------------------------------------------------------------------------------------
    Net deferred tax asset                                               $      1,881   $      2,327
====================================================================================================

At December 31, 2001, the Corporation had net operating loss carryforwards for state income tax purposes of approximately $1,512,000 available to offset future state taxable income. The carryforwards expire in the years 2010 to 2016. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 11 - OTHER EXPENSE:

The following is a summary of the components of other noninterest expense:

                                                       YEAR ENDED DECEMBER 31,

(In thousands of dollars)                      2001           2000           1999
                                           ------------   ------------   ------------
Telephone and postage                      $      1,169   $      1,078   $      1,062
Professional fees                                 1,089          1,654            864
Office supplies                                     807            869            804
Advertising                                       1,464            835            780
Amortization                                        965            963            594
Regulatory fees                                     621            556            525
Insurance                                           178             96            235
Other(1)                                          5,307          5,183          7,282
-------------------------------------------------------------------------------------
    Total                                  $     11,600   $     11,234   $     12,146
=====================================================================================

(1) Other expenses for the year ended December 31, 1999, include nonrecurring charges of approximately $2,381,000 related to the costs associated with completing the merger with FirstBanc.

NOTE 12 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       YEAR ENDED DECEMBER 31,
                                               2001           2000           1999
                                           ------------   ------------   ------------
Numerator:

  Net income - numerator for basic
  and diluted earnings per share           $     12,257   $     10,533   $      7,940
-------------------------------------------------------------------------------------
Denominator:

  Denominator for basic earnings per share -
    weighted-average shares outstanding           7,011          7,039          6,996

Effect of dilutive securities:

  Employee stock options                             11             29             57
-------------------------------------------------------------------------------------
  Dilutive potential shares:

    Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions              7,022          7,068          7,053
-------------------------------------------------------------------------------------
Basic earnings per share                   $       1.75   $       1.50   $       1.14
-------------------------------------------------------------------------------------
Diluted earnings per share                 $       1.75   $       1.49   $       1.13
-------------------------------------------------------------------------------------

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

                                                       2001                2000
                                                 ----------------    ----------------

Number of shares                                     101,000              96,000
-------------------------------------------------------------------------------------
Range of exercise prices                         $18.75 to $28.00    $16.88 to $28.00

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                       Year Ended December 31,
                                               2001           2000           1999
                                           ------------   ------------   ------------
Unrealized holding gains (losses) on
  available-for-sale securities            $      2,408   $      4,126   $     (6,678)
Tax effect                                         (909)        (1,527)         2,471
-------------------------------------------------------------------------------------
Net-of-tax amount                          $      1,499   $      2,599   $     (4,207)
=====================================================================================

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2001, $16,530,000 of the Banks' retained earnings are available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances was approximately $18,103,000 at December 31, 2001.

NOTE 15 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Corporation's accompanying consolidated financial statements at December 31, 2001 and 2000:

(In thousands of dollars)                      2001           2000
                                           ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of year  $      8,372   $      7,619
  Service cost                                      391            473
  Interest cost                                     530            560
  Actuarial gain (loss)                            (868)           (23)
  Benefits paid                                    (253)          (257)
----------------------------------------------------------------------
  Benefit obligation at end of year               8,172          8,372
----------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning
    of year                                       7,954          7,751
  Actual return on plan assets                     (134)           (29)
  Employer contribution                             444            489
  Benefits paid                                    (253)          (257)
----------------------------------------------------------------------
  Fair value of plan assets at end of year        8,011          7,954
----------------------------------------------------------------------
Funded status                                      (161)          (418)
Unrecognized net actuarial loss                   1,210          1,311
Unrecognized prior service cost                       6              7
Unrecognized transition asset                         -            (28)
----------------------------------------------------------------------
Prepaid benefit cost                       $      1,055   $        872
======================================================================

                                                                    YEAR ENDED DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Weighted-average assumptions as of December 31:
  Discount rate                                                  7.25%          7.50%          7.50%
  Expected return on plan assets                                 8.00%          8.00%          8.00%
  Rate of compensation increase                                  5.00%          5.00%          5.00%

(In thousands of dollars)
  Service cost                                            $        391   $        473   $        416
  Interest cost                                                    530            560            492
  Expected return on plan assets                                  (633)          (628)          (542)
  Amortization of prior service cost                                 1              1              1
  Amortization of transition asset                                 (28)           (33)           (33)
----------------------------------------------------------------------------------------------------
    Net periodic benefit cost                             $        261   $        373   $        334
====================================================================================================

Expenses incurred and charged against operations with regard to all of the Corporation's retirement plans were as follows:


                                                                    YEAR ENDED DECEMBER 31,
(In thousands of dollars)                                     2001           2000           1999
                                                          ------------   ------------   ------------
Pension                                                   $        261   $        373   $        334
Profit-sharing                                                     224            233            174
----------------------------------------------------------------------------------------------------
    Total                                                 $        485   $        606   $        508
====================================================================================================

NOTE 16 - POST-RETIREMENT BENEFITS:

The following sets forth the plan's funded status and amounts recognized in the Corporation's accompanying consolidated financial statements at December 31, 2001 and 2000:


(In thousands of dollars)                                     2001           2000
                                                          ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of year                 $        519   $        516
  Interest cost                                                     34             38
  Actuarial gain loss                                              (30)            (1)
  Benefits paid                                                    (29)           (34)
-------------------------------------------------------------------------------------
  Benefit obligation at end of year                                494            519
-------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year                     -              -
  Employer contribution                                             29             34
  Benefits paid                                                    (29)           (34)
-------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                           -              -
-------------------------------------------------------------------------------------
Funded status                                                     (494)          (519)
Unrecognized net actuarial gain                                    (89)           (62)
Unrecognized transition obligation                                 347            378
-------------------------------------------------------------------------------------
Accrued benefit cost                                      $       (236)  $       (203)
=====================================================================================

                                                     YEAR ENDED DECEMBER 31,
                                               2001           2000           1999
Weighted-average assumptions as of         ------------   ------------   ------------
  December 31:
    Discount rate                                 7.25%          7.50%          7.50%
    Expected return on plan assets                  N/A            N/A            N/A

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and beyond.

(In thousands of dollars)

Components of net periodic benefit cost:

Interest cost                              $         35   $         37   $         34
Amortization of transition obligation                32             32             32
Recognized net actuarial gain                        (4)            (1)           (31)
-------------------------------------------------------------------------------------
    Net periodic benefit cost              $         63   $         68   $         35
=====================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage- point change in assumed health care cost trend rates would have the following effects at the end of 2001:

                                                         1-PERCENTAGE-    1-PERCENTAGE-
                                                        POINT INCREASE   POINT DECREASE
                                                        --------------   --------------
Effect on total of service and interest cost components     $ 3,235        $ (2,836)
Effect on post-retirement benefit obligation                 47,979         (41,997)

NOTE 17 - STOCK-BASED COMPENSATION PLANS:

During 1992 and 1996, the Corporation adopted stock options plans covering certain of its officers and key employees. Options under both plans may not be exercised in whole or in part within one year following the date of the grant of the options, and thereafter become exercisable in 25% increments over the next four years. The exercise price of the options may not be less than fair market value of the common stock on the date of the grant. No options may be exercised after five years from the date of the grant. No options were granted under the 1992 plan after March 12, 1997, at which time the plan terminated. The final options outstanding under the 1992 plan were exercised in 1999. FirstBanc adopted stock option plans in 1987 and 1996 covering certain of its officers and non-employee directors. A committee of its Board of Directors determined the periods of vesting and exercise. However, vesting was accelerated with the change in control of that company.

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

                                                      2001                          2000                          1999
                                                      ----                          ----                          ----
                                                             WEIGHTED                      WEIGHTED                      WEIGHTED
                                                              AVERAGE                       AVERAGE                       AVERAGE
                                                             EXERCISE                      EXERCISE                      EXERCISE
                                               SHARES         PRICE          SHARES         PRICE          SHARES         PRICE


Outstanding, January 1                          194,200        $ 17.32        131,990        $ 14.74        269,840        $ 10.06
Granted                                          64,100        $ 15.60         72,450        $ 21.36          9,400        $ 26.25
Exercised                                       (76,230)       $ 11.69              -              -       (141,801)       $  6.96
Expired                                         (24,570)       $ 15.77        (10,240)       $ 12.73         (5,449)       $  5.51
                                           ------------                  ------------                  ------------
Outstanding, December 31                        157,500        $ 19.58        194,200        $ 17.32        131,990        $ 14.74
                                           ============                  ============                  ============
Exercisable, December 31                        134,031        $ 19.34        158,527        $ 16.18        82,852         $ 12.70
                                           ============                  ============                  ============
Weighted-average fair value
 of options granted during
 the year                                        $ 4.88                        $ 4.75                        $ 6.65
                                           ============                  ============                  ============

Information pertaining to options outstanding at December 31, 2001, is as follows:


                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                    -------------------                     -------------------
                                         WEIGHTED
                                          AVERAGE          WEIGHTED                      WEIGHTED
                                         REMAINING          AVERAGE                       AVERAGE
RANGE OF EXERCISE        NUMBER         CONTRACTUAL        EXERCISE         NUMBER       EXERCISE
   PRICES             OUTSTANDING           LIFE             PRICE        OUTSTANDING      PRICE
$ 13.31 - $ 19.10        74,900          8.8 years         $ 15.59          66,800       $ 15.60
$ 22.38 - $ 28.00        82,600          5.1 years         $ 23.20          67,241       $ 23.07
                        -------                                            -------
                        157,500          6.9 years                         134,041
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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              YEAR ENDED DECEMBER 31,
                                        2001           2000           1999
                                    ------------   ------------   ------------
Dividend yield                          3.0%           4.1%           2.3%
Expected life                         10 years      5-10 years      5 years
Expected volatility                     29.0%          26.0%          24.0%
Risk-free interest rate                5.032%      4.972%-5.106%     5.875%

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

                                                              YEAR ENDED DECEMBER 31,
(In thousands of dollars, except per share data)            2001        2000      1999
                                                            ----        ----      ----

Net income                                 As reported    $ 12,257   $ 10,533   $ 7,940
                                           Pro forma      $ 11,855   $ 10,092   $ 7,765

Basic earnings per share                   As reported    $   1.75   $   1.50   $  1.14
                                           Pro forma      $   1.69   $   1.43   $  1.11

Earnings per share -                       As reported    $   1.75   $   1.49   $  1.13
  assuming dilution                        Pro forma      $   1.69   $   1.43   $  1.10

NOTE 18 - STOCK REPURCHASE PROGRAM:

In 2000, the Corporation's Board of Directors authorized a repurchase program to acquire up to 160,000 shares of its outstanding common stock. During the years ended December 31, 2001 and 2000, the Corporation repurchased 138,253 and 14,200 shares at a cost of $2,518,000 and $214,000 respectively.

NOTE 19 - LEASE COMMITMENTS:

The Corporation's subsidiaries were obligated at December 31, 2001, under certain noncancelable operating leases extending to the year 2013 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events.

Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(In thousands of dollars) Year Ending December 31,
                                   2002               $ 1,184
                                   2003                 1,070
                                   2004                   388
                                   2005                   295
                                   2006                   241
                                   Later years          1,243
                                                      -------
                                   Total              $ 4,421
                                                      =======

Total rental expense for the years ended December 31, 2001, 2000, and 1999 was $2,344,000, $2,102,000, and $1,881,000 respectively.

NOTE 20 - CONTINGENT LIABILITIES:

The Corporation and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Corporation's consolidated financial position or results of operations.

NOTE 21 - RELATED PARTY TRANSACTIONS:

During 2001 and 2000, the Corporation's banking subsidiaries had loan and deposit relationships with certain related parties - principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $10,604,000 and $9,014,000 at December 31, 2001 and 2000, respectively. During 2001, $3,968,000 of new loans were made to this group while repayments of $2,850,000 were received during the year. Other changes, which included loans outstanding to new or former officers and directors, resulted in an increase of $472,000.

Related party deposits totaled approximately $10,581,000 and $13,810,000 at December 31, 2001 and 2000, respectively.

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

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands of dollars)                      2001           2000
                                               ----           ----
Commitments to extend credit               $    167,305   $    114,771
======================================================================
Standby letters of credit and
  financial guarantees                     $      1,928   $      1,003
======================================================================

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

The estimated fair value of the Corporation's financial instruments at December 31, 2001 and 2000, are as follows:

                                                      2001                          2000
                                                      ----                          ----
                                             CARRYING         FAIR         CARRYING         FAIR
                                              AMOUNT          VALUE         AMOUNT          VALUE
                                           ------------   ------------   ------------   ------------
(In thousands of dollars)
Financial assets:
  Cash and cash
    equivalents                            $     41,175   $     41,175   $     32,001   $     32,001
  Investment securities                         189,933        190,581        183,198        183,178
  Loans:
    Loans                                       768,864        798,729        729,049        724,500
    Less, allowance for loan
      losses                                     (9,818)        (9,818)        (8,922)        (8,922)
        Net loans                               759,046        788,911        720,127        715,578
Financial liabilities:
  Deposits                                      811,523        801,576        757,576        726,494
  Federal funds purchased
    and securities sold under
    agreements to repurchase                     66,617         66,617         65,948         65,948
  Notes payable                                  49,500         49,842         57,050         57,323
Unrecognized financial
  instruments:
    Commitments to extend credit                167,305        170,651        114,771        114,055
    Standby letters of credit                     1,928          1,928          1,003          1,003

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2001 and 2000, that the Corporation and its subsidiaries met all capital adequacy requirements to which they are subject.

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

                                                                                                            MINIMUM TO BE WELL
                                                                                                            CAPITALIZED UNDER
                                                                              MINIMUM CAPITAL               PROMPT CORRECTIVE
(In thousands of dollars)                            ACTUAL                     REQUIREMENT                 ACTION PROVISIONS
                                           ---------------------------   ---------------------------   ---------------------------
                                              AMOUNT          RATIO         AMOUNT          RATIO         AMOUNT          RATIO
                                           ------------   ------------   ------------   ------------   ------------   ------------
At December 31, 2001:
  Total capital (to risk weighted assets):
    Consolidated                           $     96,419         13.57%   $     56,842          8.00%   $     71,053         10.00%
    First National Bank                          79,544         13.18%         48,282          8.00%         60,352         10.00%
    National Bank of York County                  9,661         14.45%          5,349          8.00%          6,685         10.00%
    Florence County National Bank                 4,277         11.73%          2,917          8.00%          3,646         10.00%
  Tier I capital (to risk weighted assets):
    Consolidated                           $     87,526         12.32%   $     28,418          4.00%   $     42,626          6.00%
    First National Bank                          71,970         11.92%         24,151          4.00%         36,227          6.00%
    National Bank of York County                  8,823         13.20%          2,674          4.00%          4,010          6.00%
    Florence County National Bank                 3,821         10.48%          1,458          4.00%          2,188          6.00%
  Tier I capital (to average assets):
    Consolidated                           $     87,526          8.39%   $     41,729          4.00%   $     52,160          5.00%
    First National Bank                          71,970          8.30%         34,684          4.00%         43,355          5.00%
    National Bank of York County                  8,823          7.49%          4,712          4.00%          5,890          5.00%
    Florence County National Bank                 3,821          7.64%          2,001          4.00%          2,501          5.00%

At December 31, 2000:
  Total capital (to risk weighted assets):
    Consolidated                           $     88,814         13.40%   $     53,021          8.00%   $     66,276         10.00%
    First National Bank                          71,219         12.49%         45,616          8.00%         57,020         10.00%
    National Bank of York County                  8,757         14.47%          4,841          8.00%          6,051         10.00%
    Florence County National Bank                 4,169         12.42%          2,685          8.00%          3,356         10.00%
  Tier I capital (to risk weighted assets):
    Consolidated                           $     80,514         12.15%   $     26,510          4.00%   $     39,766          6.00%
    First National Bank                          64,086         11.24%         22,808          4.00%         34,212          6.00%
    National Bank of York County                  8,000         13.22%          2,420          4.00%          3,630          6.00%
    Florence County National Bank                 3,751         11.18%          1,342          4.00%          2,014          6.00%
  Tier I capital (to average assets):
    Consolidated                           $     80,514          8.27%   $     38,925          4.00%   $     48,656          5.00%
    First National Bank                          64,086          7.74%         33,101          4.00%         41,377          5.00%
    National Bank of York County                  8,000          8.72%          3,671          4.00%          4,589          5.00%
    Florence County National Bank                 3,751          8.30%          1,808          4.00%          2,260          5.00%

NOTE 25 - FIRST NATIONAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL
          INFORMATION:

First National Corporation's condensed balance sheets at December 31, 2001 and 2000, and condensed statements of income and cash flows for each of the three years in the period ended December 31, 2001, are presented below.

December 31,
(In thousands of dollars)                             2001          2000
                                                      ----          ----
Balance Sheets - Parent only:

Assets:

  Cash                                          $          -   $        353
  Investment securities available-for-sale             2,371          3,425
  Investment in subsidiaries                          89,740         79,958
  Loans                                                   50             50
  Premises and equipment                                 356            370
  Other assets                                           806            780
---------------------------------------------------------------------------
    Total assets                                $     93,323   $     84,936
===========================================================================
Liabilities:

    Other Liabilities                           $        258              -
---------------------------------------------------------------------------
Shareholders' equity                                  93,065         84,936
---------------------------------------------------------------------------
    Total liabilities and shareholders' equity  $     93,323   $     84,936
===========================================================================

                                                     YEAR ENDED DECEMBER 31,
(In thousands of dollars)                      2001           2000           1999
                                               ----           ----           ----
Statements of Income:
Income:

  Dividends from subsidiaries              $      4,001   $      5,801   $      5,227
  Gain on sale of securities
    available-for-sale                              569              -            204
  Interest and dividends                            102            197            145
  Other income                                        -              -             18
-------------------------------------------------------------------------------------
    Total income                                  4,672          5,998          5,594
-------------------------------------------------------------------------------------
Expenses:
  Interest                                            -              -             51
  Other general                                     692            292            592
-------------------------------------------------------------------------------------
    Total expenses                                  692            292            643
-------------------------------------------------------------------------------------
Income before income tax benefit and
  equity in undistributed earnings
  of subsidiaries                                 3,980          5,706          4,951
Applicable income tax benefit                         8             36            137
Equity in undistributed earnings of
  subsidiaries                                    8,269          4,791          2,852
-------------------------------------------------------------------------------------
Net income                                 $     12,257   $     10,533   $      7,940
=====================================================================================

Statements of Cash Flows - Parent only:
  Cash flows from operating activities:
    Net income                             $     12,257   $     10,533   $      7,940
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                  14             16             19
      Discount accretion                            (72)          (152)          (126)


                                                       YEAR ENDED DECEMBER 31,
(In thousands of dollars)                        2001           2000           1999
                                                 ----           ----           ----
    Gain on sale of securities
      available-for-sale                           (569)             -           (204)
    Increase in other assets                         (3)          (231)          (387)
    Increase in other liabilities                   246              -            244
    Undistributed earnings of subsidiaries       (8,269)        (4,791)        (2,852)
-------------------------------------------------------------------------------------
    Net cash provided by operating activities     3,604          5,375          4,634
-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment
    securities available-for-sale                   583              -            309
  Proceeds from maturities of investment
    securities available-for-sale                 7,234          6,265          5,430
  Purchases of investment securities
    available-for-sale                           (6,147)        (6,235)        (6,302)
  Purchases of premises and equipment                 -           (301)            (3)
  Investment in subsidiaries                          -         (2,000)        (1,000)
-------------------------------------------------------------------------------------
    Net cash provided (used) by
      investing activities                        1,670         (2,271)        (1,566)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of debt                                   -              -         (2,100)
  Cash dividends paid                            (4,000)        (3,801)        (3,187)
  Common stock issuance                               -              -            635
  Common stock redeemed                          (2,518)          (214)             -
  Stock options exercised                           891              -            313
-------------------------------------------------------------------------------------
    Net cash used by financing activities        (5,627)        (4,015)        (4,339)
-------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (353)          (911)        (1,271)
Cash and cash equivalents at beginning
  of year                                           353          1,264          2,535
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of year   $          -   $        353   $      1,264
=====================================================================================

Supplementary financial information regarding the Corporation is incorporated herein by reference to the information in Table 11 of Item 7 above.

NOTE 26 -SUBSEQUENT EVENT:

In January 2002, the Corporation's board of directors adopted the First National Corporation 2002 Employee Stock Purchase Plan, subject to approval by the Corporation's shareholders. The plan is intended to encourage employee stock ownership by offering eligible employees the opportunity to purchase common stock at a discount through payroll deductions. Intially, there will be 300,000 shares of available for issuance under the plan. If approved by shareholders, the plan will become effective on July 1, 2002, and will terminate on June 30, 2009, unless terminated before then by the Corporation. The plan will be administered by the Compensation Committee of the board of directors of the Corporation.

In January 2002, the Corporation's board of directors authorized the repurchase of an additional 200,000 shares of its outstanding common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information under the caption "Election of Directors" on pages 4 and 5 of the definitive proxy statement of the Company to be filed in connection with the Company's 2002 Annual Meeting of the Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information under the captions "Executive Compensation," "Employment Agreement," "Stock Options," "Report on Executive Officer Compensation", "Defined Benefit Pension Plan" and "Election of Directors - Compensation of Directors" on pages 4 through 6, 8 through 11, and 13 of the definitive proxy statement of the Company to be filed in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" on page 3 of the definitive proxy statement of the Company to be filed in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 15 of the definitive proxy statement of the Company to be filed in connection with the Company's 2002 Annual Meeting of Shareholders.

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

               10.6* First National Corporation 1999 Stock Option Plan (incorporated by reference to Registrant's Registration Statement From S-8, Registration No. 333-33092)

               13          2001 Annual Report to Shareholders

               21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

               23          Consent of J. W. Hunt and Company, LLP.

* Denotes a management compensatory plan or arrangement.

(b) No reports were filed on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orangeburg and State of South Carolina, on the 21st day of March, 2002.

                                      First National Corporation

                                      By /s/ C. John Hipp, III
                                      ------------------------------------------
                                      C. John Hipp, III
                                      President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 21, 2002.

                                      /s/ C. John Hipp, III
                                      ------------------------------------------
                                      C. John Hipp, III
                                      President and Chief Executive Officer

                                      /s/ Richard C. Mathis
                                      ------------------------------------------
                                      Richard C. Mathis
                                      Executive Vice President and Chief
                                      Financial Officer

                                      /s/ John L. Phillips
                                      ------------------------------------------
                                      John L. Phillips
                                      Senior Vice President and Controller

                                      /s/ Robert R. Horger
                                      ------------------------------------------
                                      Robert R. Hoger
                                      Chairman of the Board of Directors

                                      /s/ Colden R. Battey, Jr.
                                      ------------------------------------------
                                      Colden R. Battey, Jr.
                                      Director

                                      /s/ Luther J. Battiste, III
                                      ------------------------------------------
                                      Luther J. Battiste, III
                                      Director

                                      /s/ Charles W. Clark
                                      ------------------------------------------
                                      Charles W. Clark
                                      Director

                                      /s/ M. Oswald Fogle
                                      ------------------------------------------
                                      M. Oswald Fogle
                                      Director

                                      /s/ Dwight W. Frierson
                                      ------------------------------------------
                                      Dwight W. Frierson
                                      Director

                                      /s/ John L. Gramling, Jr.
                                      ------------------------------------------
                                      John L. Gramling, Jr.
                                      Director

                                      /s/ Richard L. Gray
                                      ------------------------------------------
                                      Richard L. Gray
                                      Director

                                      /s/ Robert R. Hill, Jr.
                                      ------------------------------------------
                                      Robert R. Hill, Jr.
                                      Director

                                      /s/ Harry M. Mims, Jr.
                                      ------------------------------------------
                                      Harry M. Mims, Jr.
                                      Director

                                      /s/ Ralph W. Norman
                                      ------------------------------------------
                                      Ralph W. Norman
                                      Director

                                      /s/ Anne H. Oswald
                                      ------------------------------------------
                                      Anne H. Oswald
                                      Director

                                      /s/ Samuel A. Rodgers
                                      ------------------------------------------
                                      Samuel A. Rodgers
                                      Director

                                      /s/ James W. Roquemore
                                      ------------------------------------------
                                      James W. Roquemore
                                      Director

                                      /s/ Thomas E. Suggs
                                      ------------------------------------------
                                      Thomas E. Suggs
                                      Director

                                      /s/ A. Dewall Waters
                                      ------------------------------------------
                                      A. Dewall Waters
                                      Director

                                      /s/ John W. Williamson, III
                                      ------------------------------------------
                                      John W. Williamson, III
                                      Director

                                      /s/ Cathy Cox Yeadon
                                      ------------------------------------------
                                      Cathy Cox Yeadon
                                      Director

                                  EXHIBIT INDEX

               Exhibit No            Description of Exhibit

                  13                 2001 Annual Report to Shareholders

                  23                 Consent of J. W. Hunt and Company, LLP.