Form 10-Q
period 2002-03-31
FIRST NATIONAL CORP /SC/
filed 2002-05-14
CIK 764038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20529


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2002              Commission File Number 9-13663



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

Indicate the number of shares outstanding of each of issuer's class of securities.

           CLASS                             OUTSTANDING as of March 31, 2002
--------------------------------             --------------------------------
 Common Stock, $2.50 par value                          6,952,976

================================================================================

                           FIRST NATIONAL CORPORATION

                                      INDEX



PART I:  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Changes
                  In Shareholders' Equity -
                  Three Months Ended March 31, 2002 and 2001

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



PART II: OTHER INFORMATION

         Item 1 - Legal Proceedings

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)

                                                                        03/31/02          12/31/2001
                                                                      (UNAUDITED)          (NOTE 1)
                                                                      ------------       ------------
                                     ASSETS

Cash and cash equivalents:
   Cash and due from banks                                            $     33,446       $     40,126
   Interest-bearing deposits                                                44,085                 49
   Federal funds sold and securities
      purchased under agreements to resell                                  23,800              1,000
   Money market funds                                                       44,000                 --
                                                                      ------------       ------------
               Total cash and cash equivalents                             101,331             41,175
                                                                      ------------       ------------
Investment securities:
   Held-to-maturity (fair value of $34,592 in
      2002 and $35,662 in 2001)                                             33,886             35,014
   Available-for-sale                                                      145,054            154,919
                                                                      ------------       ------------
               Total investment securities                                 178,940            189,933
                                                                      ------------       ------------
Loans held for sale                                                         11,115             20,784
                                                                      ------------       ------------

Loans                                                                      747,237            750,372
   Less, unearned income                                                    (2,039)            (2,292)
   Less, allowance for loan losses                                          (9,801)            (9,818)
                                                                      ------------       ------------
               Loans, net                                                  735,397            738,262
                                                                      ------------       ------------
Premises and equipment, net                                                 21,327             19,537
                                                                      ------------       ------------
Other assets                                                                16,080             15,056
                                                                      ------------       ------------
               Total assets                                           $  1,064,190       $  1,024,747
                                                                      ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                                $    140,545       $    129,698
   Interest-bearing                                                        694,794            681,825
                                                                      ------------       ------------
               Total deposits                                              835,339            811,523
Federal funds purchased and securities
   sold under agreements to repurchase                                      78,678             66,617
Notes payable                                                               49,500             49,500
Other liabilities                                                            6,393              4,042
                                                                      ------------       ------------
               Total liabilities                                           969,910            931,682
                                                                      ------------       ------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 6,952,976 and 6,964,878 shares                 17,382             17,412
   Surplus                                                                  45,790             46,016
   Retained earnings                                                        30,817             28,485
   Accumulated other comprehensive income                                      291              1,152
                                                                      ------------       ------------
               Total shareholders' equity                                   94,280             93,065
                                                                      ------------       ------------
               Total liabilities and shareholders' equity             $  1,064,190       $  1,024,747
                                                                      ============       ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                                         ACCUMULATED
                                                   COMMON STOCK                                             OTHER
                                             -------------------------                     RETAINED     COMPREHENSIVE
                                               SHARES         AMOUNT         SURPLUS       EARNINGS     INCOME (LOSS)     TOTAL
                                             ----------     ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 2000                    7,026,901     $   17,567     $   47,488     $   20,228     $     (347)    $   84,936
                                                                                                                        ----------
Comprehensive income:
   Net income                                        --             --             --          3,076             --          3,076
   Change in net unrealized gain (loss)
      on securities available-for-sale,
      net of tax effects                             --             --             --             --          1,059          1,059
                                                                                                                        ----------
          Total comprehensive income                                                                                         4,135
                                                                                                                        ----------
Cash dividends declared at $.13 per share            --             --             --           (984)            --           (984)
Repurchase of common stock                      (15,700)           (39)          (219)            --             --           (258)
                                             ----------     ----------     ----------     ----------     ----------     ----------
BALANCE, MARCH 31, 2001                       7,011,201     $   17,528     $   47,269     $   22,320     $      712     $   87,829
                                             ==========     ==========     ==========     ==========     ==========     ==========

BALANCE, DECEMBER 31, 2001                    6,964,878         17,412         46,016         28,485          1,152         93,065
                                                                                                                        ----------
Comprehensive income:
   Net income                                        --             --             --          3,376             --          3,376
   Change in net unrealized gain (loss)
      on securities available-for-sale,
      net of tax effects                             --             --             --             --           (861)          (861)
                                                                                                                        ----------
          Total comprehensive income                                                                                         2,515
                                                                                                                        ----------
Cash dividends declared at $.15 per share            --             --             --         (1,044)            --         (1,044)
Exercise stock options                              500              1              8             --             --              9
Repurchase of common stock                      (12,402)           (31)          (234)            --             --           (265)
                                             ----------     ----------     ----------     ----------     ----------     ----------
BALANCE, MARCH 31, 2002                       6,952,976     $   17,382     $   45,790     $   30,817     $      291     $   94,280
                                             ==========     ==========     ==========     ==========     ==========     ==========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                                      THREE MONTHS ENDED
                                                                   --------------------------
                                                                    3/31/2002       3/31/2001
                                                                   ----------      ----------
Interest income:
   Loans, including fees                                           $   14,119      $   16,304
   Investment securities:
      Taxable                                                           2,012           2,223
      Tax-exempt                                                          421             423
   Money market funds                                                      93              --
   Federal funds sold and securities purchased under
      agreements to resell                                                 45              66
   Interest-bearing deposits                                               --               2
                                                                   ----------      ----------
          Total interest income                                        16,690          19,018
                                                                   ----------      ----------
Interest expense:
   Deposits                                                             4,163           7,325
   Federal funds purchased and securities
      sold under agreements to repurchase                                 227             906
   Long-term debt                                                         612             457
                                                                   ----------      ----------
          Total interest expense                                        5,002           8,688
                                                                   ----------      ----------
Net interest income:
   Net interest income                                                 11,688          10,330
   Provision for loan losses                                              491             292
                                                                   ----------      ----------
          Net interest income after provision for loan losses          11,197          10,038
                                                                   ----------      ----------
Noninterest income:
   Service charges on deposit accounts                                  2,409           1,775
   Other service charges and fees                                       1,742           1,209
   Gain on sale of securities available-for-sale                           --               1
                                                                   ----------      ----------
          Total noninterest income                                      4,151           2,985
                                                                   ----------      ----------
Noninterest expense:
   Salaries and employee benefits                                       5,569           4,562
   Net occupancy expense                                                  572             507
   Furniture and equipment expense                                        997             883
   Amortization of intangible assets                                       55             179
   Other expense                                                        3,048           2,191
                                                                   ----------      ----------
          Total noninterest expense                                    10,241           8,322
                                                                   ----------      ----------
Earnings:
   Income before provision for income taxes                             5,107           4,701
   Provision for income taxes                                           1,731           1,625
                                                                   ----------      ----------
          Net income                                               $    3,376      $    3,076
                                                                   ==========      ==========
Earnings per share:
   Basic                                                           $     0.49      $     0.44
                                                                   ==========      ==========
   Diluted                                                         $     0.48      $     0.44
                                                                   ==========      ==========
   Cash dividends per common share                                 $     0.16      $     0.13
                                                                   ==========      ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                  THREE MONTHS ENDED
                                                                             ---------------------------
                                                                              3/31/2002        3/31/2001
                                                                             ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    3,376       $    3,076
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                              850              360
         Provision for loan losses                                                  491              268
         Deferred income taxes                                                      528             (621)
         Gain on sale of securities available-for-sale                               --               (1)
         Net amortization of investment securities                                  197               11
         Originations of loans held for sale                                    (46,935)         (21,574)
         Proceeds from sale of loans held for sale                               56,604           27,520
         Net change in:
            Miscellaneous other assets                                           (1,626)          (3,968)
            Miscellaneous other liabilities                                       2,953            4,501
                                                                             ----------       ----------
               Net cash provided by operating activities                         16,438            9,572
                                                                             ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale                5,000           14,554
   Proceeds from maturities of investment securities held-to-maturity             1,921            2,132
   Proceeds from maturities of investment securities available-for-sale          30,352           28,906
   Purchases of securities held-to-maturity                                        (811)
   Purchases of investment securities available-for-sale                        (27,055)         (37,385)
   Net increase (decrease) in customer loans                                      2,333          (12,665)
   Recoveries of loans previously charged off                                        41               24
   Purchases of premises and equipment                                           (2,640)            (299)
                                                                             ----------       ----------
               Net cash provided (used) by investing activities                   9,141           (4,733)
                                                                             ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts, savings accounts
      and certificates of deposit                                                23,815           37,563
   Net decrease  in federal funds purchased and securities sold
      under agreements to repurchase                                             12,062             (268)
   Repayment of debt                                                                 --          (36,000)
   Stock options exercised                                                            9               --
   Repurchase of common stock                                                      (265)            (259)
   Dividends paid                                                                (1,044)            (984)
                                                                             ----------       ----------
               Net cash provided by financing activities                         34,577               52
                                                                             ----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    $   60,156       $    4,891

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 41,175           32,001
                                                                             ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  101,331       $   36,892
                                                                             ==========       ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The condensed consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2001 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. This Statement also requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Although, SFAS No. 141 will impact the accounting for any future business combinations, it had no effect on the Corporation's financial position or results of operations for the quarter ended March 31, 2002.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, INTANGIBLE ASSETS. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The Corporation has determined that as a result of the adoption of SFAS 142 on January 1, 2002, it had $2,363,000 of goodwill that will no longer be amortized. Based on its transitional impairment tests, management does not anticipate that any material impairment losses will be recorded in 2002. Due to the adoption of SFAS No. 142, the amortization of intangible assets is expected to be reduced by approximately $221,000 for 2002.

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

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement replaces SFAS No. 141 and provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Corporation adopted SFAS No. 144 effective January 1, 2002. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Corporation.


Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three months ended March 31, 2002 and 2001 are as follows:

                             3 MONTHS ENDED
                       -------------------------
                        03/31/02       03/31/01
                       ----------     ----------
           Basic        6,957,291      7,019,232

           Diluted      6,985,325      7,048,940

Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.


Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 2002, commitments to extend credit and standby letters of credit totaled $180,589,000. The Corporation does not anticipate any material losses as a result of these transactions.


Note 5 - Intangible Assets:

Intangible assets consist primarily of goodwill and core deposit premium costs which resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed. Core deposit premium costs are being amortized over an estimated useful life of fifteen years.

The gross carrying amounts and accumulated amortization of core deposit premium costs are as follows:

                                          3/31/02          12/31/01
                                        -----------      -----------
           Gross carrying amount        $ 5,538,000      $ 5,538,000

           Accumulated amortization      (3,255,000)      (3,200,000)



Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

           Year ending December 31:
                     2002               $   400,000
                     2003                   353,000
                     2004                   317,000
                     2005                   281,000
                     2006                   245,000

The following table presents actual results for the three months ended March 31, 2002, and adjusted net income and adjusted earnings per share for the three months ended March 31, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:


(In thousands of dollars, except per share data)        THREE MONTHS ENDED
                                                    --------------------------
                                                     3/31/02          3/31/01
                                                    ---------        ---------
Reported net income                                 $   3,376        $   3,076
   Add back:
      Goodwill amortization                                --               60
                                                    ---------        ---------
          Adjusted net income                       $   3,376        $   3,136
                                                    =========        =========

Basic earnings per share:
   Reported net income                              $    0.49        $    0.44
   Add back:
      Goodwill amortization                                --             0.01
                                                    ---------        ---------
          Adjusted net income                       $    0.49        $    0.45
                                                    =========        =========

Diluted earnings per share:
   Reported net income                              $    0.48        $    0.44
   Add back:
      Goodwill amortization                                --               --
                                                    ---------        ---------
          Adjusted net income                       $    0.48        $    0.44
                                                    =========        =========

                           FIRST NATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to financial statements contained in this report. For further information refer to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

First National Corporation is a bank holding company incorporated under the laws of South Carolina in 1985. The Corporation owns 100% of four subsidiaries, namely First National Bank, a national bank which opened for business in 1932, National Bank of York County, which opened in 1996, Florence County National Bank, which opened in 1998, and CreditSouth Financial Services Corporation, an upscale finance company, which opened in 1998. The Corporation engages in no significant operations other than the ownership of its subsidiaries.

The Corporation announced in April that its three banking institutions will change their names to reflect the group's commitment to South Carolina community banking. Effective May 28, 2002, First National Bank will become South Carolina Bank and Trust, N.A., National Bank of York County will become South Carolina Bank and Trust of the Piedmont, N.A., and Florence County National Bank will become South Carolina Bank and Trust of the Pee Dee, N.A.

Some of the major services that the Corporation provides through its banking subsidiaries include checking, NOW accounts, saving and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for business, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfers, asset management, discount brokerage, and use of ATM facilities. The Corporation has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Corporation. The Corporation does not have any foreign loans.

For the first quarter of 2002, the Corporation had consolidated net income of $3,376,000, an increase of $300,000, or 9.8 percent, over $3,076,000 for the same period in 2001. Diluted earnings per share increased 9.9 percent from $0.44 for the quarter ended March 31, 2001 to $0.48 for the same period in 2002. Annualized returns on average assets and average shareholders' equity for the three month period ended March 31, 2002 were 1.32 percent and 14.56 percent, respectively, compared to 1.28 percent and 14.44 percent, respectively, for the first quarter of 2001.

NET INTEREST INCOME

For the first quarter of 2002, net interest income was $11,688,000, an increase of $1,658,000, or 16.1 percent, over $10,330,000 for the same period in 2001. This increase was attributable primarily to a sharply lower interest rate environment in the 2002 first quarter, the result of an unprecedented 11 discount rate reductions totaling 4.75 percent by the Federal Reserve during 2001.

The yield on a major portion of the Corporation's earning assets adjusts simultaneously with changes in the general level of interest rates. In the first three months of 2002, the year to date taxable equivalent yield on earning assets was 6.82 percent, a 147 basis point, or 17.8 percent, decrease from 8.29 percent for the same period in 2001. The cost of the liabilities used to support these earning assets decreased 200 basis points, from 4.47 percent in 2001 to
2.47 percent in 2002. Comparing the first quarter of 2002 to the first quarter of 2001, interest rates paid on interest-bearing liabilities declined more rapidly than yields on earning assets. For the first three months of 2002 and 2001, the net interest margin increased from 4.56 percent to 4.85 percent.

Loans comprise the largest category of earning assets. At the end of the first quarter of 2002, loans, net of unearned income, were $745,198,000, compared to $748,080,000 at the end of 2001. This represents a decrease of $2,882,000, or
0.4 percent. For the first quarter of 2002, interest and fees on loans totaled $14,119,000, a decrease of $2,185,000, or 13.4 percent, from $16,304,000 for the same period a year earlier. For the three months ended March 31, 2002, the loan portfolio averaged $758,600,000 and yielded 7.44 percent on a taxable equivalent basis, compared to $731,917,000 and a yield of 8.91 percent for the same period in 2001.

Investment securities, the Corporation's second largest category of earning assets, are utilized to fund loan growth and deposit liquidations, provide liquidity, employ excess funds, and pledge as collateral for certain deposits and purchased funds. At March 31, 2002, investment securities were $178,940,000, compared to $189,933,000 at December 31, 2001. The portfolio at the end of the first quarter of 2002 included $19,007,000 of short-term investments in government and agency securities.

For the first quarter of 2002, interest income from investment securities was $2,433,000, compared with $2,646,000 for the comparable period in 2001, a decrease of $231,000, or 8.1 percent. During the first quarter of 2002, investment securities averaged $187,676,000 and yielded 5.19 percent, compared with an average of $176,695,000 and yield of 5.68 percent for the first three months of 2001. This represents an 49 basis point decrease in portfolio yield.

The Corporation had no securities gains or losses during the first quarter of 2002 and net gains of $1,000 for the first three months of 2001. As of March 31, 2002, the Corporation had unrealized gains of $706,000 and $437,000, respectively, in the held-to-maturity and available-for-sale portfolio segments. Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment options.

As of March 31, 2002, the Corporation held $44,000,000 in money market funds. These short-term investments averaged $21,228,000 during the quarter and earned $93,000. There were no similar holdings at the end of the first quarter of 2001.

During the first three months of 2002, interest-bearing liabilities averaged $809,773,000 with an average rate of 2.47 percent. This compares with an average balance of $778,245,000 and average rate of 4.47 percent for the same period a year earlier - a decrease of 200 basis points. Approximately 60 percent of the interest-bearing liabilities at March 31, 2002 had fixed rates and were expected to renew at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2002 was $491,000, compared to $292,000 for the same period in 2001, an increase of $199,000, or 68.2 percent. The allowance for loan losses was $9,801,000, or 1.32 percent of outstanding loans, at March 31, 2002. At December 31, 2001, the allowance was $9,818,000, or 1.31 percent, of outstanding loans. Management evaluates the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

While the economic outlook is more favorable in the coming months, management anticipates that the level of charge offs for 2002 will be similar to that experienced in 2001 due to planned expansion into and further growth within major South Carolina markets.

Other real estate owned includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of March 31, 2002, other real estate owned was $657,000, compared with $798,000 at December 31, 2001.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the first quarter of 2002 was $4,151,000, an increase of $1,166,000, or 39.1 percent, over $2,985,000 for the first three months of 2001. The increase was attributable to a 44.1 increase in other service charges and fees, particularly secondary market loan origination fees and to a 35.7 percent increase in service charge on deposit accounts.

Noninterest expense for the quarter ended March 31, 2002 was $10,241,000, an increase of $1,919,000, or 23.1 percent, over $8,322,000 in the same prior year period. Compensation expense increased by $1,007,000, or 22.1 percent, to $5,569,000 in the first quarter of 2002 as employees were added in key management and staff areas to accommodate growth and provide support for various corporate initiatives. During the first quarter of 2002, combined occupancy and equipment expenses were $1,579,000, an increase of $189,000, or 13.6 percent, from the same period in 2001. Other expense was $3,103,000 for the three months ended March 31, 2002, an increase of $733,000, or 30.9 percent, over the first quarter of 2001. The 2002 quarter included marketing and public relations costs associated with a previously announced corporate branding strategy that will include a new common name - South Carolina Bank and Trust - for the three banking subsidiaries.

NET INCOME

Net income was $3,376,000 in the first quarter of 2002 - an increase of $300,000, or 9.8 percent, over the $3,076,000, earned for the first three months of 2001.

CAPITAL RESOURCES AND LIQUIDITY

The ongoing capital requirements of the Corporation have been met through the retention of retained earnings, less the payment of cash dividends. As of March 31, 2002, shareholders' equity was $94,280,000, as compared with $93,065,000 at December 31, 2001.

The Corporation and its subsidiaries are subject to certain risk-based capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at March 31, 2002 was 12.47 percent, compared with 12.25 percent one year earlier. The total risk-weighted asset capital ratio was 13.72 percent at the end of the first quarter of 2002 and 13.51 at March 31, 2001.

In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of March 31, 2002, the Corporation's leverage ratio was 8.67 percent, compared to 8.44 percent at the end of the first quarter of 2001. First National's capital ratios currently well exceed the minimum standards.

Liquidity is the ability of the Corporation to generate sufficient cash to meet its financial obligations which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally, changes in the earning asset mix are of a longer term nature and are not utilized for day-to-day corporate liquidity needs.

The Corporation's liabilities provide liquidity on a day-to-day basis. These needs are met from deposit levels or from the use of federal funds purchased and securities sold under agreements to repurchase. Additional liquidity can be secured from lines of credit extended to the Corporation from its correspondent banks. Management believes that the Corporation's liquidity position is adequate.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

         Neither First National Corporation nor its subsidiaries are party to nor is any of their property the subject of any material or other pending legal proceedings, other than in the ordinary routine proceedings incidental to their businesses.


Item 2.  Changes in Securities:

         Not applicable.


Item 3.  Defaults Upon Senior Securities

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



                                           FIRST NATIONAL CORPORATION


Date:  May 14, 2002                        C. JOHN HIPP, III
                                           -----------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



Date:  May 14, 2002                        RICHARD C. MATHIS
                                           -----------------
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER