Form 10-Q/A
period 2002-03-31
FIRST NATIONAL CORP /SC/
filed 2002-05-17
CIK 764038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20529



                                   FORM 10-Q/A



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

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



PART II: OTHER INFORMATION

         Item 1 - Legal Proceedings




                         PART I - FINANCIAL INFORMATION

The purpose of this amendment is to make typographical adjustments to the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Income and Management's Discussion and Analysis of Financial Condition and Results of Operations. None of these changes affects previously reported earnings.

ITEM I.  FINANCIAL STATEMENTS

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)

                                                                        03/31/02          12/31/2001
                                                                      (UNAUDITED)          (NOTE 1)
                                                                      ------------       ------------
                                     ASSETS

Cash and cash equivalents:
   Cash and due from banks                                            $     33,446       $     40,126
   Interest-bearing deposits                                                    85                 49
   Federal funds sold and securities
      purchased under agreements to resell                                  23,800              1,000
   Money market funds                                                       44,000                 --
                                                                      ------------       ------------
               Total cash and cash equivalents                             101,331             41,175
                                                                      ------------       ------------
Investment securities:
   Held-to-maturity (fair value of $34,592 in
      2002 and $35,662 in 2001)                                             33,886             35,014
   Available-for-sale                                                      145,054            154,919
                                                                      ------------       ------------
               Total investment securities                                 178,940            189,933
                                                                      ------------       ------------
Loans held for sale                                                         11,115             20,784
                                                                      ------------       ------------


Loans                                                                      747,237            750,372
   Less, unearned income                                                    (2,039)            (2,292)
   Less, allowance for loan losses                                          (9,801)            (9,818)
                                                                      ------------       ------------
               Loans, net                                                  735,397            738,262
                                                                      ------------       ------------
Premises and equipment, net                                                 21,327             19,537
                                                                      ------------       ------------
Other assets                                                                16,080             15,056
                                                                      ------------       ------------
               Total assets                                           $  1,064,190       $  1,024,747
                                                                      ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                                $    140,545       $    129,698
   Interest-bearing                                                        694,794            681,825
                                                                      ------------       ------------
               Total deposits                                              835,339            811,523
Federal funds purchased and securities
   sold under agreements to repurchase                                      78,678             66,617
Notes payable                                                               49,500             49,500
Other liabilities                                                            6,393              4,042
                                                                      ------------       ------------
               Total liabilities                                           969,910            931,682
                                                                      ------------       ------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 6,952,976 and 6,964,878 shares                 17,382             17,412
   Surplus                                                                  45,790             46,016
   Retained earnings                                                        30,817             28,485
   Accumulated other comprehensive income                                      291              1,152
                                                                      ------------       ------------
               Total shareholders' equity                                   94,280             93,065
                                                                      ------------       ------------
               Total liabilities and shareholders' equity             $  1,064,190       $  1,024,747
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
                                             ==========     ==========     ==========     ==========     ==========     ==========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                                      THREE MONTHS ENDED
                                                                   --------------------------
                                                                    3/31/2002       3/31/2001
                                                                   ----------      ----------
Interest income:
   Loans, including fees                                           $   14,119      $   16,304
   Investment securities:
      Taxable                                                           2,012           2,223
      Tax-exempt                                                          421             423
   Money market funds                                                      93              --
   Federal funds sold and securities purchased under
      agreements to resell                                                 45              66
   Interest-bearing deposits                                               --               2
                                                                   ----------      ----------
          Total interest income                                        16,690          19,018
                                                                   ----------      ----------
Interest expense:
   Deposits                                                             4,163           7,325
   Federal funds purchased and securities
      sold under agreements to repurchase                                 227             906
   Long-term debt                                                         612             457
                                                                   ----------      ----------
          Total interest expense                                        5,002           8,688
                                                                   ----------      ----------
Net interest income:
   Net interest income                                                 11,688          10,330
   Provision for loan losses                                              491             292
                                                                   ----------      ----------
          Net interest income after provision for loan losses          11,197          10,038
                                                                   ----------      ----------
Noninterest income:
   Service charges on deposit accounts                                  2,409           1,775
   Other service charges and fees                                       1,742           1,209
   Gain on sale of securities available-for-sale                           --               1
                                                                   ----------      ----------
          Total noninterest income                                      4,151           2,985
                                                                   ----------      ----------
Noninterest expense:
   Salaries and employee benefits                                       5,569           4,562
   Net occupancy expense                                                  572             507
   Furniture and equipment expense                                        997             883
   Amortization of intangible assets                                       55             179
   Other expense                                                        3,048           2,191
                                                                   ----------      ----------
          Total noninterest expense                                    10,241           8,322
                                                                   ----------      ----------
Earnings:
   Income before provision for income taxes                             5,107           4,701
   Provision for income taxes                                           1,731           1,625
                                                                   ----------      ----------
          Net income                                               $    3,376      $    3,076
                                                                   ==========      ==========
Earnings per share:
   Basic                                                           $     0.49      $     0.44
                                                                   ==========      ==========
   Diluted                                                         $     0.48      $     0.44
                                                                   ==========      ==========

   Cash dividends per common share                                 $     0.15      $     0.13
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


For the first quarter of 2002, the Corporation had consolidated net income of $3,376,000, an increase of $300,000, or 9.8 percent, over $3,076,000 for the same period in 2001. Diluted earnings per share increased 9.1 percent from $0.44 for the quarter ended March 31, 2001 to $0.48 for the same period in 2002. Annualized returns on average assets and average shareholders' equity for the three month period ended March 31, 2002 were 1.32 percent and 14.56 percent, respectively, compared to 1.28 percent and 14.44 percent, respectively, for the first quarter of 2001.


NET INTEREST INCOME


For the first quarter of 2002, net interest income was $11,688,000, an increase of $1,358,000, or 13.1 percent, over $10,330,000 for the same period in 2001. This increase was attributable primarily to a sharply lower interest rate environment in the 2002 first quarter, the result of an unprecedented 11 discount rate reductions totaling 4.75 percent by the Federal Reserve during 2001.

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


Noninterest expense for the quarter ended March 31, 2002 was $10,241,000, an increase of $1,919,000, or 23.1 percent, over $8,322,000 in the same prior year period. Compensation expense increased by $1,007,000, or 22.1 percent, to $5,569,000 in the first quarter of 2002 as employees were added in key management and staff areas to accommodate growth and provide support for various corporate initiatives. During the first quarter of 2002, combined occupancy and equipment expenses were $1,569,000, an increase of $179,000, or 12.9 percent, from the same period in 2001. Other expense was $3,103,000 for the three months ended March 31, 2002, an increase of $733,000, or 30.9 percent, over the first quarter of 2001. The 2002 quarter included marketing and public relations costs associated with a previously announced corporate branding strategy that will include a new common name - South Carolina Bank and Trust - for the three banking subsidiaries.


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