Form 10-Q
period 2002-06-30
FIRST NATIONAL CORP /SC/
filed 2002-08-14
CIK 764038

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20529

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2002               Commission File Number 9-13663


                           FIRST NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        SOUTH CAROLINA                                           57-0799315
-------------------------------                                -------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


905 JOHN C. CALHOUN DRIVE, SE, ORANGEBURG, SC                      29115
---------------------------------------------                    ----------
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

               CLASS                             OUTSTANDING as of June 30, 2002
     Common Stock, $2.50 par value                           6,970,426

================================================================================

                           FIRST NATIONAL CORPORATION

                                      INDEX



Part I:  Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Changes
                  In Shareholders' Equity -
                  Six Months Ended June 30, 2002 and 2001

                  Condensed Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001



Part II: Other Information

         Item 1 - Legal Proceedings

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


Item I.  FINANCIAL STATEMENTS


                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   (In thousands of dollars, except par value)


                                                                 6/30/2002        12/31/2001
                                                                (Unaudited)        (Note 1)
                                                               ------------      ------------
                                     ASSETS
                                     ------
Cash and cash equivalents:
   Cash and due from banks                                     $     29,730      $     40,126
   Interest-bearing deposits                                             32                49
   Federal funds sold and securities purchased
      under agreements to resell                                      2,850             1,000
   Money market funds                                                11,000                --
                                                               ------------      ------------
          Total cash and cash equivalents                            43,612            41,175
                                                               ------------      ------------
Investment securities:
   Held-to-maturity (fair value of $34,857 in 2002
      and $35,662 in 2001)                                           33,614            35,014
   Available-for-sale                                               159,985           154,919
                                                               ------------      ------------
          Total investment securities                               193,599           189,933
                                                               ------------      ------------
Loans held for sale                                                   8,059            20,784
                                                               ------------      ------------
Loans                                                               795,200           750,372
   Less, unearned income                                             (1,866)           (2,292)
   Less, allowance for loan losses                                  (10,166)           (9,818)
                                                               ------------      ------------
          Loans, net                                                783,168           738,262
                                                               ------------      ------------
Premises and equipment, net                                          23,847            19,537
                                                               ------------      ------------
Other assets                                                         16,663            15,056
                                                               ------------      ------------

          Total assets                                         $  1,068,948      $  1,024,747
                                                               ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Deposits:
   Noninterest-bearing                                         $    145,938      $    129,698
   Interest-bearing                                                 703,405           681,825
                                                               ------------      ------------
          Total deposits                                            849,343           811,523

Federal funds purchased and securities sold under
   agreements to repurchase                                          66,720            66,617
Notes payable                                                        49,500            49,500
Other liabilities                                                     4,947             4,042
                                                               ------------      ------------
          Total liabilities                                         970,510           931,682
                                                               ------------      ------------
Shareholders' equity:
   Common stock - $2.50 par value; authorized
     40,000,000 shares; issued and outstanding
     6,970,426 and 6,964,878 shares                                  17,426            17,412
   Surplus                                                           46,208            46,016
   Retained earnings                                                 33,104            28,485
   Accumulated other comprehensive income                             1,700             1,152
                                                               ------------      ------------
          Total shareholders' equity                                 98,438            93,065
                                                               ------------      ------------
          Total liabilities and shareholders' equity           $  1,068,948      $  1,024,747
                                                               ============      ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      --------------------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                         ACCUMULATED
                                                  COMMON STOCK                                              OTHER
                                            ------------------------                      RETAINED      COMPREHENSIVE
                                              SHARES        AMOUNT        SURPLUS         EARNINGS      INCOME (LOSS)       TOTAL
                                            ----------    ----------     ----------      ----------      ----------      ----------
BALANCE, DECEMBER 31, 2000                   7,026,901    $   17,567     $   47,488      $   20,228      $     (347)     $   84,936
                                                                                                                         ----------
Comprehensive income:
   Net income                                       --            --             --           6,175              --           6,175
   Change in net unrealized gain (loss) on
     securities available-for-sale, net of
     tax effects                                    --            --             --              --           1,082           1,082
                                                                                                                         ----------
            Total comprehensive income                                                                                        7,257
                                                                                                                         ----------
Cash dividends declared at $.28 per share           --            --             --          (1,967)             --          (1,967)
Exercise stock options                          76,230           191            701              --              --             892
Repurchase common stock                        (72,500)         (181)        (1,062)             --              --          (1,243)
                                            ----------    ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2001                       7,030,631        17,577         47,127          24,436             735          89,875
                                            ==========    ==========     ==========      ==========      ==========      ==========


BALANCE, DECEMBER 31, 2001                   6,964,878    $   17,412     $   46,016      $   28,485      $    1,152      $   93,065
                                                                                                                         ----------
Comprehensive income:
   Net income                                       --            --             --           6,779              --           6,779
   Change in net unrealized gain (loss) on
     securities available-for-sale, net of
     tax effects                                    --            --             --              --             548             548
                                                                                                                         ----------
            Total comprehensive income                                                                                        7,327
                                                                                                                         ----------
Cash dividends declared at $.31 per share           --            --             --          (2,160)             --          (2,160)
Exercise stock options                             950             2             13              --              --              16
Issue restricted stock awards                   17,000            43            413              --              --             455
Repurchase common stock                        (12,402)          (31)          (234)             --              --            (265)
                                            ----------    ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2002                       6,970,426    $   17,426     $   46,208      $   33,104      $    1,700          98,438
                                            ==========    ==========     ==========      ==========      ==========      ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     -------------------------     -------------------------
                                                       6/30/02        6/30/01        6/30/02        6/30/01
                                                     ----------     ----------     ----------     ----------
Interest income:
   Loans, including fees                             $   14,243     $   16,032     $   28,362     $   32,336
   Investment securities:
      Taxable                                             1,878          2,200          3,890          4,423
      Tax-exempt                                            414            398            834            821
   Money market funds                                       159             --            252             --
   Federal funds sold and securities purchased
      under agreements to resell                             38            104             83            170
   Interest-bearing deposits                                 35              1             36              3
                                                     ----------     ----------     ----------     ----------
            Total interest income                        16,767         18,735         33,457         37,753
                                                     ----------     ----------     ----------     ----------
Interest expense:
   Deposits                                               3,769          6,928          7,932         14,253
   Federal funds purchased and securities sold
      under agreements to repurchase                        238            668            464          1,574
   Long-term debt                                           622            385          1,235            842
                                                     ----------     ----------     ----------     ----------
            Total interest expense                        4,629          7,981          9,631         16,669
                                                     ----------     ----------     ----------     ----------
Net interest income:
   Net interest income                                   12,138         10,754         23,826         21,084
   Provision for loan losses                                644            404          1,135            696
                                                     ----------     ----------     ----------     ----------
            Net interest income after
            provision for loan losses                    11,494         10,350         22,691         20,388
                                                     ----------     ----------     ----------     ----------
Noninterest income:
   Service charges on deposit accounts                    2,616          1,830          5,025          3,605
   Other service charges and fees                         1,488          1,463          3,230          2,672
   Gain on sale of securities available-for-sale             --            569             --            570
                                                     ----------     ----------     ----------     ----------
            Total noninterest income                      4,104          3,862          8,255          6,847

Noninterest expense:
   Salaries and employee benefits                         5,979          4,837         11,547          9,399
   Net occupancy expense                                    574            482          1,145            989
   Furniture and equipment expense                          946            926          1,944          1,809
   Amortization of intangibles                               60            197            114            393
   Other expense                                          2,966          3,021          6,016          5,195
                                                     ----------     ----------     ----------     ----------
            Total noninterest expense                    10,525          9,463         20,766         17,785
                                                     ----------     ----------     ----------     ----------
Earnings:
   Income before provision for income taxes               5,073          4,749         10,180          9,450
   Provision for income taxes                             1,670          1,650          3,401          3,275
                                                     ----------     ----------     ----------     ----------
            Net income                               $    3,403     $    3,099     $    6,779     $    6,175
                                                     ==========     ==========     ==========     ==========
            Comprehensive income                     $    4,812     $    3,122     $    7,327     $    7,257
                                                     ==========     ==========     ==========     ==========
Earnings per share:
   Basic                                             $     0.49     $     0.44     $     0.97     $     0.88
                                                     ==========     ==========     ==========     ==========
   Diluted                                           $     0.49     $     0.44     $     0.97     $     0.88
                                                     ==========     ==========     ==========     ==========
   Cash dividends per common share                   $     0.16     $     0.14     $     0.31     $     0.28
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

                                                                                 SIX MONTHS ENDED
                                                                            --------------------------
                                                                              6/30/02         6/30/01
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $    6,779      $    6,175
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             725             719
         Provision for loan losses                                               1,135             696
         Deferred income taxes                                                    (336)           (640)
         Gain on sale of securities available-for-sale                              --            (570)
         Net amortization of investment securities                                 328              26
         Originations of loans held for sale                                   (84,084)        (78,952)
         Proceeds from sale of loans held for sale                              96,804          83,588
         Net change in:
            Miscellaneous other assets                                          (1,633)         (4,121)
            Miscellaneous other liabilities                                        929           3,076
                                                                            ----------      ----------
               Net cash provided by operating activities                        20,647           9,997
                                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale                  --          15,189
   Proceeds from maturities of investment securities held-to-maturity            2,436           3,075
   Proceeds from maturities of investment securities available-for-sale        136,390          38,656
   Purchases of securities held-to-maturity                                     (1,072)             --
   Purchases of investment securities available-for-sale                      (140,865)        (51,276)
   Net increase in customer loans                                              (46,157)        (16,632)
   Recoveries of loans previously charged off                                      122             129
   Purchases of premises and equipment                                          (5,034)         (2,382)
                                                                            ----------      ----------
               Net cash used by investing activities                           (54,180)        (13,241)
                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts, savings accounts and
     certificates of deposit                                                    37,819          47,639
   Net increase (decrease) in federal funds purchased and securities
     sold under agreements to repurchase                                           105          (3,179)
   Notes payable proceeds                                                           --          29,500
   Repayment of notes payable                                                       --         (36,050)
   Common stock issued                                                             455              --
   Repurchase of common stock                                                     (265)         (1,243)
   Dividends paid                                                               (2,160)         (1,966)
   Stock options exercised                                                          16             891
                                                                            ----------      ----------
               Net cash provided by financing activities                        35,970          35,592
                                                                            ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,437          32,348

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                41,175          32,001
                                                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   43,612      $   64,349
                                                                            ==========      ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note 2 - Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. This Statement also requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Although, SFAS No. 141 will impact the accounting for any future business combinations, it had no effect on the Corporation's financial position or results of operations for the six months ended June 30, 2002.

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

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30, 2002 and 2001 are as follows:

                     3 MONTHS ENDED                    6 MONTHS ENDED
                -------------------------         -------------------------
                 06/30/02       06/30/01           06/30/02       06/30/01
                ----------     ----------         ----------     ----------
    Basic        6,964,703      7,002,773          6,961,017      7,010,957

    Diluted      7,012,855      7,012,009          6,996,412      7,018,862

Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 2002, commitments to extend credit and standby letters of credit totaled $201,632,000. The Corporation does not anticipate any material losses as a result of these transactions.

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


The gross carrying amounts and accumulated amortization of core deposit premium costs are as follows:
                                             6/30/02          12/31/01
                                           -----------      -----------
    Gross carrying amount                  $ 5,538,000      $ 5,538,000

    Accumulated amortization                (3,310,000)      (3,200,000)



Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

    Year ending December 31:
            2002                            $ 400,000
            2003                              353,000
            2004                              317,000
            2005                              281,000
            2006                              245,000


The following table presents actual results for the three and six months ended June 30, 2002, and adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                               ---------------------      ---------------------
                                6/30/02     6/30/01        6/30/02     6/30/01
                               ---------   ---------      ---------   ---------

Reported net income            $   3,403   $   3,099      $   6,779   $   6,175
   Add back:
       Goodwill amortization          --          60             --         120
                               ---------   ---------      ---------   ---------
          Adjusted net income  $   3,403   $   3,159      $   6,779   $   6,295
                               =========   =========      =========   =========


Basic earnings per share:
   Reported net income         $    0.49   $    0.44      $    0.97   $    0.88
   Add back:
       Goodwill amortization          --        0.01             --        0.02
                               ---------   ---------      ---------   ---------
          Adjusted net income  $    0.49   $    0.45      $    0.97   $    0.90
                               =========   =========      =========   =========


Diluted earnings per share:
   Reported net income         $    0.49   $    0.44      $    0.97   $    0.88
   Add back:
       Goodwill amortization          --        0.01             --        0.02
                               ---------   ---------      ---------   ---------
          Adjusted net income  $    0.49   $    0.45      $    0.97   $    0.90
                               =========   =========      =========   =========


Note 6 - Employee Benefit Plans:

During the second quarter of 2002, the Corporation entered into Restricted Stock Agreements with six of its executive officers. The agreements grant to the officers 17,000 shares of restricted common stock conditioned upon continued employment. The shares vest free of restrictions as follows: 25% in 2005, 25% in 2007 and 50% in 2009. Termination of employment prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, the officers have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will vest in the event of a change of control of the Corporation or upon the death of an officer. The fair value of the shares granted under these agreements was $27.79 per share at the date of the grant.

The Corporation has registered 300,000 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed one year of service. The price at which common stock may be purchased for each quarterly option period is the lessor of 85 percent of the fair market value of the common stock on the date of grant of the option period, or 85 percent of the fair market value of the common stock on the exercise date of the option period.

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

     First National Corporation (the "Corporation") is a bank holding company incorporated under the laws of South Carolina in 1985. The Corporation owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932, 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996, 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1998, and 100 percent of CreditSouth Financial Services Corporation, an upscale financial services company which opened for business in 1998. The Corporation engages in no significant operations other than the ownership of its subsidiaries.

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. First National Corporation cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely effects earnings or capital arising from negative public opinion.

     Some of the major services which the Corporation provided through its banking subsidiaries include checking, NOW accounts, savings and other deposits of various types, investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Corporation has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loan portfolio is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Corporation. The Corporation does not have foreign loans or deposits.

     For the second quarter of 2002, the Corporation had consolidated net income of $3,403,000, an increase of 9.8 percent over the $3,099,000 earned in the second quarter of 2001. Diluted earnings per share were $0.49 for the three months ended June 30, 2002, a 11.4 percent increase over the $0.44 per share earned in the second quarter of 2001. Net income for the first six months of 2002 was $6,779,000, an increase of 9.8 percent over the $6,175,000 earned for the same period in 2001. Diluted earnings per share amounted to $0.97 for the six months ended June 30, 2002, a 10.2 percent over the $0.88 per share earned in the first six months of 2001.

NET INTEREST INCOME

     For the second quarter of 2002, net interest income was $12,138,000, an increase of $1,384,000, or 12.9 percent, over $10,754,000 for the same period in 2001. Net interest income for the first six months of 2001 was $23,826,000, an increase of $2,742,000, or 13.0 percent, compared with $21,084,000 for the same period a year earlier. This increase was largely the result of significantly lower rates paid on interest-bearing liabilities in the first half of 2002, as compared with the similar period of 2001.

     The yield on a major portion of the Corporation's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. For the first six months of 2002, the taxable equivalent yield on earning assets was 6.73 percent, as compared with 7.42 percent during the same period in 2001, a decrease of 69 basis points. The cost of interest-bearing liabilities used to fund most of these assets decreased 191 basis points from 4.26 percent in 2001 to 2.35 percent in 2002. Comparing the first six months of 2001 to the same period in 2002, interest rates paid on interest-bearing liabilities decreased more rapidly than yields on earning assets. For the first six months of 2002 and 2001, the net interest margin increased from 4.52 percent to 4.79 percent. The positive impact of interest-free funds decreased from 0.68 percent to 0.41 percent from the first half of 2001 to the same period in 2002.

     Loans comprise the largest category of earning assets. As of June 30, 2002, loans outstanding, net of unearned income, were $793,334,000, compared with $748,080,000 at December 31, 2001. This represents an increase of $45,254,000 or
6.0 percent, with the most noticeable growth in the commercial, residential mortgage and consumer installment loan categories. For the second quarter ended June 30, 2002, interest and fees on loans were $14,243,000, compared to $16,032,000 for the comparable period in 2001, a decrease of $1,789,000, or 11.2 percent. Further reflecting the lower interest rate environment in the current year, for the six months ended June 30, 2002, interest and fees on loans were $28,362,000, compared with $32,336,000 for the same period in the previous year, a decrease of $3,974,000, or 12.3 percent.

     For the six months ended June 30, 2002, loans averaged $764,248,000 and decreased in yield by 109 basis points to 7.42 percent on a taxable equivalent basis, compared to $742,558,000 with a taxable equivalent yield of 8.51 for the year ended December 31, 2001.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At June 30, 2002, investment securities were $193,599,000, compared to $189,933,000 at December 31, 2001. The composition of the portfolio remained relatively consistent during the first six months of 2002, with a bias toward shorter maturities in the continuing low rate environment. The portfolio at the end of the first quarter of 2002 included $39,982,000 of short-term investments in government agency securities.

     For the quarter ended June 30, 2002, interest earned on investment securities was $2,292,000, compared with $2,598,000 for the comparable period in 2001, a decrease of $306,000, or 11.8 percent. For the six month period ended June 30, 2002, investment income was $4,724,000, compared with $5,244,000 for the same period in 2001. This decrease of $520,000, or 9.9 percent, was the result of significantly lower yields in 2002.

     For the second quarter of 2002, investment securities averaged $186,221,000 and yielded 5.07 percent on a taxable equivalent basis, compared to an average of $181,326,000 and yield of 5.90 percent for the year ended December 31, 2001.

     In the second quarter of 2001, the Corporation recognized a $569,000 gain on sale of securities as compared to none in the second quarter of 2002. The results were similar comparing the first six months of the two years. Most of the 2001 result was attributable to a $546,000 gain realized on the sale of equity shares of an ATM network exchange company. As of June 30, 2002, the Corporation had unrealized gains of $1,243,000 and $2,637,000, respectively, in the held-to-maturity and available-for-sale securities portfolio segments.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment options

    As of June 30, 2002, the Corporation held $11,000,000 in money market funds. These short-term investments averaged $35,924,000 for the first six months of 2002 and earned $252,000. There were no similar holdings during the first half of 2001.

     During the first six months of 2002, the balance in interest-bearing liabilities averaged $820,057,000 with an average rate of 2.35 percent. This compares to an average balance of $794,798,000 and rate of 3.77 percent for the year ended December 31, 2001, a decrease of 142 basis points. At June 30, 2002, approximately 51 percent of interest-bearing liabilities had fixed rates and were expected to renew at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 2002 was $644,000, compared with $404,000 for the same period in 2001, an increase of
59.4 percent. For the six months ended June 30, 2002, the provision was $1,135,000, compared to $696,000 for the year-earlier period, an increase of
63.1 percent. The allowance for loan losses was $10,166,000, or 1.28 percent of outstanding loans, at June 30, 2002 and $9,818,000, or 1.31 percent of outstanding loans at December 31, 2001.

     Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

     While the economic outlook for the remainder of the year is uncertain, management anticipates that the level of charge offs will be similar to that experienced in 2001 with expansion into the Greenville area and further growth within existing South Carolina markets.

     Other real estate owned includes certain real estate acquired as a result of foreclosure. The balances in other real estate owned were $794,000 at June 30, 2002 and $798,000 at the end of 2001.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the second quarter of 2002 was $4,104,000, compared with $3,862,000 for the same period in 2001, an increase of $242,000, or 6.3 percent. For the first six months of 2002, noninterest income was $8,255,000, compared with $6,847,000 for the same period in 2001, an increase of $1,408,000, or 20.6 percent. The increase was primarily related to increases in other service charges and fees, including secondary market origination fees.

     Noninterest expense for the second quarter of 2002 was $10,525,000, an increase of $1,089,000, or 11.5 percent, from $9,436,000 for the same period in the previous year. For the six months ended June 30, 2002, noninterest expense increased $2,980,000, or 16.8 percent, to $20,765,000 from $17,785,000 in the year-earlier period. Salaries and employee benefits increased $1,142,000, or
23.6 percent, to $5,979,000 from the second quarter of 2001 to the second quarter of 2002. Comparing the six months periods, salaries and employee benefits increased $2,148,000, or 22.9 percent, to $11,547,000 in 2002. Other expense was $2,967,000 in the second quarter of 2002, a decrease of $251,000, or
7.8 percent, compared with $3,218,000 for the second quarter of 2001. For the first six months of 2002, other expense was $6,015,000, an increase of $427,000, or 7.6 percent, from the same period a year earlier.

     Contributing to expense increases during the first half of 2002 were a number of corporate initiatives, including entry into the Greenville market with a new branch opening on June 24; the opening of two permanent branch facilities, replacing older or temporary facilities; creation of a correspondent banking unit headquartered in Columbia; and a corporate branding campaign associated with the previously announced name changes of the Corporation's subsidiary banks. The latter endeavor was effective May 28 as each bank adopted "South Carolina Bank and Trust" as part of its title. Salaries and employee benefits increased as both management and staff level positions were added to complement and support these initiatives and as a result of increased commissions paid on higher mortgage loan originations.

NET INCOME

     Net income was $3,403,000 for the second quarter of 2002, an increase of $304,000, or 9.8 percent, when compared with $3,099,000 in the first quarter of 2001. For the six months ended June 30, 2002, net income was up $604,000, or 9.8 percent, to $6,779,000, compared with $6,175,000 in the first six months of 2001. The $2,742,000, or 13.0 percent, increase in net interest income and the $1,408,000, or 20.6 percent, increase in noninterest income were the main contributors to the growth in net income from 2001 to 2002 for the first six month periods.

CAPITAL RESOURCES AND LIQUIDITY

     The ongoing capital requirements of the Corporation have been met through retained earnings, less the payment of cash dividends. As of June 30, 2002, shareholders' equity was $98,438,000, an increase of $5,373,000, or 5.8 percent, over $93,065,000 at December 31, 2001.

     The Corporation and its subsidiaries are subject to certain risk-base capital guidelines. These ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at June 30, 2002 was 12.27 percent, compared to 12.32 percent at December 31, 2001. The total risk-weighted asset capital ratio was 13.52 at the end of the second quarter of 2002, compared with 13.57 at the end of 2001.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of June 30, 2002, the Corporation's leverage ratio was 8.73 percent, compared to
8.39 percent at December 31, 2001. The Corporation's capital ratios currently well exceed the minimum standards.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

         Neither First National Corporation nor its subsidiaries is a party to nor is any of their property subject to any material or other pending legal proceedings, other than in the ordinary routine proceedings incident to their business.


Item 2.  Change in Securities:

         Not applicable.


Item 3.  Defaults Upon Senior Securities:

         Not applicable.


Item 4:  Submission of Matters to a Vote of Security Holders:

         The 2002 Annual Meeting of Shareholders of the Corporation was held on April 23, 2002. At the meeting, shareholders of the Corporation elected all the individuals nominated by the Corporation to serve on the Board of Directors in the class of directors whose term expires at the 2005 Annual Meeting of Shareholders. In addition, the shareholders of the Corporation approved the First National Corporation 2002 Employee Stock Purchase Plan and ratified the appointment of J. W. Hunt and Company, LLP as independent accountants for the year ending December 31, 2002. Votes cast by the shareholders of the Corporation at the meeting were as follows:

================================================================================
 NOMINEES FOR DIRECTOR  SHARES VOTED IN FAVOR  SHARES WITHHELD  BROKER NON-VOTES
----------------------- ---------------------  ---------------  ----------------
Luther J. Battiste, III      4,816,667             37,251               -
----------------------- ---------------------  ---------------  ----------------
Robert R. Hill, Jr.          4,834,655             19,263               -
----------------------- ---------------------  ---------------  ----------------
Ralph W. Norman              4,835,135             18,783               -
----------------------- ---------------------  ---------------  ----------------
Anne H. Oswald               4,835,135             18,783               -
----------------------- ---------------------  ---------------  ----------------
Samuel A. Rodgers            4,835,135             18,783               -
----------------------- ---------------------  ---------------  ----------------
A. Dewall Waters             4,834,990             18,928               -
================================================================================


================================================================================
    APPROVAL OF FIRST NATIONAL CORPORATION 2002 EMPLOYEE STOCK PURCHASE PLAN
----------------------- ---------------------  ---------------  ----------------
    SHARES VOTED              SHARES               SHARES           BROKER
      IN FAVOR             VOTED AGAINST         ABSTAINING        NON-VOTES
----------------------- ---------------------  ---------------  ----------------
     4,744,395                169,565               69,069              -
================================================================================


================================================================================
                   RATIFICATION OF J. W. HUNT AND COMPANY, LLP
----------------------- ---------------------  ---------------  ----------------
    SHARES VOTED              SHARES               SHARES           BROKER
      IN FAVOR             VOTED AGAINST         ABSTAINING        NON-VOTES
----------------------- ---------------------  ---------------  ----------------
     4,948,917                4,650                29,462              -
================================================================================

         In addition the following individuals continue to serve as directors of the Company until the Company's Annual Shareholders' Meeting in the year indicated:

                                           Term Expiring In
                                           ----------------
Colden R. Battey, Jr.                            2003
Charles W. Clark                                 2003
M. Oswald Fogle                                  2003
Dwight W. Frierson                               2003
Richard L. Gray                                  2003
C. John Hipp, III                                2003
Thomas E. Suggs                                  2003
John L. Gramling, Jr.                            2004
Robert R. Horger                                 2004
Harry M. Mims, Jr.                               2004
James W. Roquemore                               2004
John W. Williamson, III                          2004
Cathy Cox Yeadon                                 2004



Item 5.  Other Information:

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

(a) The following is a list of exhibits to this report:

Exhibit No.                     Description of Exhibit
-----------                     ----------------------
  3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibits 3.1 and
            3.2 to the Current Report on Form 8-K filed on May 23, 1997.)
  3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1995).
  10.1 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Robert R. Hill, Jr. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.2 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Thomas S. Camp (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.3 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and John C. Pollok (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.4 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Richard C. Mathis (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.5 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and A. Loran Adams (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.6 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Joseph A. Burns (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.7 First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-90014)).
  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer of the Registrant.
  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer of the Registrant.

(b)  No reports on Form 8-K were filed during the quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              FIRST NATIONAL CORPORATION



Date:  August 14, 2002                        /s/ C. JOHN HIPP, III
                                              ------------------------
                                              PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER




Date:  August 14, 2002                        /s/ RICHARD C. MATHIS
                                              ------------------------
                                              EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit No.                   Description of Exhibit
-----------                   -----------------------

  3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibits 3.1 and
            3.2 to the Current Report on Form 8-K filed on May 23, 1997.)
  3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1995).
  10.1 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Robert R. Hill, Jr. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.2 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Thomas S. Camp (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.3 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and John C. Pollok (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.4 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Richard C. Mathis (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.5 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and A. Loran Adams (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.6 Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Joseph A. Burns (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-86922)).
  10.7 First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-90014)).
  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer of the Registrant.
  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer of the Registrant.