Form 10-Q
period 2002-09-30
FIRST NATIONAL CORP /SC/
filed 2002-11-14
CIK 764038

================================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 2002          Commission File Number 9-13663




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

                                 YES "X"    NO


Indicate the number of shares outstanding of each of issuer's class of securities.


           CLASS                            OUTSTANDING as of September 30, 2002
Common Stock, $2.50 par value                             6,975,254

================================================================================

                           FIRST NATIONAL CORPORATION

                                      INDEX


PART I:   FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Condensed Consolidated Balance Sheets -
                   September 30, 2002 and December 31, 2001

                   Condensed Consolidated Statements of Changes
                   In Shareholders' Equity -
                   Nine Months Ended September 30, 2002 and 2001

                   Condensed Consolidated Statements of Income -
                   Three and Nine Months Ended September 30, 2002 and 2001

                   Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001

                   Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001

          Item 4 - Controls and Procedures



PART II:  OTHER INFORMATION

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   (In thousands of dollars, except par value)

                                                         9/30/2002        12/31/2001
                                     ASSETS             (Unaudited)        (Note 1)
                                     ------            ------------      ------------
Cash and cash equivalents:
   Cash and due from banks                             $     44,025      $     40,126
   Interest-bearing deposits                                     82                49
   Federal funds sold and securities purchased
     under agreements to resell                               6,400             1,000
   Money market funds                                        11,000                --
                                                       ------------      ------------
          Total cash and cash equivalents                    61,507            41,175
                                                       ------------      ------------
Investment securities:
   Held-to-maturity (fair value of $36,845 in 2002
     and $35,662 in 2001)                                    33,416            35,014
   Available-for-sale                                       138,139           154,919
                                                       ------------      ------------
          Total investment securities                       171,555           189,933
                                                       ------------      ------------
Loans held for sale                                          18,774            20,784
                                                       ------------      ------------
Loans                                                       841,863           750,372
   Less, unearned income                                     (1,628)           (2,292)
   Less, allowance for loan losses                          (10,626)           (9,818)
                                                       ------------      ------------
          Loans, net                                        829,609           738,262
                                                       ------------      ------------
Premises and equipment, net                                  26,766            19,537
                                                       ------------      ------------
Other assets                                                 16,909            15,056
                                                       ------------      ------------
          Total assets                                 $  1,125,120      $  1,024,747
                                                       ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Deposits:
   Noninterest-bearing                                 $    147,544      $    129,698
   Interest-bearing                                         743,155           681,825
                                                       ------------      ------------
          Total deposits                                    890,699           811,523
Federal funds purchased and securities
   sold under agreements to repurchase                       78,625            66,617
Notes payable                                                49,500            49,500
Other liabilities                                             5,424             4,042
                                                       ------------      ------------
          Total liabilities                               1,024,248           931,682
                                                       ------------      ------------
Shareholders' equity:
   Common stock - $2.50 par value; authorized
     40,000,000 shares; issued  and outstanding
     6,975,254 and 6,964,878 shares                          17,438            17,412
   Surplus                                                   46,293            46,016
   Retained earnings                                         35,243            28,485
   Accumulated other comprehensive income                     1,898             1,152
                                                       ------------      ------------
          Total shareholders' equity                        100,872            93,065
                                                       ------------      ------------
          Total liabilities and shareholders' equity   $  1,125,120      $  1,024,747
                                                       ============      ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  ---------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)




                                                                                                         ACCUMULATED
                                                 COMMON STOCK                                               OTHER
                                           ------------------------                       RETAINED      COMPREHENSIVE
                                             SHARES        AMOUNT         SURPLUS         EARNINGS      INCOME (LOSS)       TOTAL
                                           ----------    ----------      ----------      ----------      ----------      ----------
BALANCE, DECEMBER 31, 2000                  7,026,901    $   17,567      $   47,488      $   20,228      $     (347)     $   84,936
                                                                                                                         ----------
Comprehensive income:
   Net income                                      --            --              --           9,266              --           9,266
   Change in net unrealized gain (loss)
     on securities available-for-sale,
     net of tax effects                            --            --              --              --           2,144           2,144
                                                                                                                         ----------
           Total comprehensive income                                                                                        11,410
                                                                                                                         ----------
Cash dividends declared at $.42 per share          --            --              --          (2,950)             --          (2,950)
Exercise stock options                         76,230           191             700              --              --             891
Repurchase of common stock                    (93,800)         (235)         (1,433)             --              --          (1,668)
                                           ----------    ----------      ----------      ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2001                 7,009,331        17,523          46,755          26,544           1,797          92,619
                                           ==========    ==========      ==========      ==========      ==========      ==========

BALANCE, DECEMBER 31, 2001                  6,964,878    $   17,412      $   46,016      $   28,485      $    1,152      $   93,065
                                                                                                                         ----------
Comprehensive income:
   Net income                                      --            --              --          10,034              --          10,034
   Change in net unrealized gain (loss)
     on securities available-for-sale,
     net of tax effects                            --            --              --              --             746             746
                                                                                                                         ----------
           Total comprehensive income                                                                                        10,780
                                                                                                                         ----------
Cash dividends declared at $.47 per share          --            --              --          (3,276)             --          (3,276)
Exercise stock options                          4,300            11              67              --              --              78
Employee stock purchases                        1,478             4              31                                              35
Restricted stock awards                        17,000            42             413              --              --             455
Repurchase of common stock                    (12,402)          (31)           (234)             --              --            (265)
                                           ----------    ----------      ----------      ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2002                 6,975,254        17,438          46,293          35,243           1,898         100,872
                                           ==========    ==========      ==========      ==========      ==========      ==========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     -------------------------     -------------------------
                                                      9/30/2002      9/30/2001      9/30/2002      9/30/2001
                                                     ----------     ----------     ----------     ----------
Interest income:
   Loans, including fees                             $   14,965     $   15,846     $   43,204     $   48,182
   Investment securities:
      Taxable                                             1,895          2,305          5,786          6,731
      Tax-exempt                                            414            392          1,249          1,213
   Money market funds                                        81             11            333             11
   Federal funds sold and securities purchased
      under agreements to resell                             53            306             94            476
   Interest-bearing deposits                                 11              5             43              5
                                                     ----------     ----------     ----------     ----------
            Total interest income                        17,419         18,865         50,709         56,618
                                                     ----------     ----------     ----------     ----------
Interest expense:
   Deposits                                               3,849          6,207         11,777         20,460
   Federal funds purchased and securities
      sold under agreements to repurchase                   272            561            695          2,135
   Long-term debt                                           750            638          1,863          1,480
                                                     ----------     ----------     ----------     ----------
            Total interest expense                        4,871          7,406         14,335         24,075
                                                     ----------     ----------     ----------     ----------
Net interest income:
   Net interest income                                   12,548         11,459         36,373         32,543
   Provision for loan losses                                884            693          2,019          1,389
                                                     ----------     ----------     ----------     ----------
            Net interest income after provision
              for loan losses                            11,664         10,766         34,355         31,154
                                                     ----------     ----------     ----------     ----------
Noninterest income:
   Service charges on deposit accounts                    2,827          1,802          7,851          5,407
   Other service charges and fees                         1,500          1,370          4,731          4,042
   Gain on sale of securities available-for-sale             --             --             --            570
                                                     ----------     ----------     ----------     ----------
            Total noninterest income                      4,327          3,172         12,582         10,019
                                                     ----------     ----------     ----------     ----------
Noninterest expense:
   Salaries and employee benefits                         6,203          5,119         17,750         14,518
   Net occupancy expense                                    616            529          1,761          1,518
   Furniture and equipment expense                        1,057            911          3,001          2,720
   Amortization of intangibles                               57            597            172            597
   Other expense                                          3,343          2,048          9,358          7,636
                                                     ----------     ----------     ----------     ----------
            Total noninterest expense                    11,276          9,204         32,042         26,989
                                                     ----------     ----------     ----------     ----------
Earnings:
   Income before provision for income taxes               4,715          4,734         14,895         14,184
   Provision for income taxes                             1,460          1,643          4,861          4,918
                                                     ----------     ----------     ----------     ----------
            Net income                               $    3,255     $    3,091     $   10,034     $    9,266
                                                     ==========     ==========     ==========     ==========
            Comprehensive income                     $    3,453     $    4,153     $   10,780     $   11,410
                                                     ==========     ==========     ==========     ==========
Earnings per share:
   Basic                                             $     0.47     $     0.44     $     1.44     $     1.32
                                                     ==========     ==========     ==========     ==========
   Diluted                                           $     0.46     $     0.44     $     1.43     $     1.32
                                                     ==========     ==========     ==========     ==========
   Cash dividends per common share                   $     0.16     $     0.14     $     0.47     $     0.42
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



                                                                                 NINE MONTHS ENDED
                                                                            --------------------------
                                                                              9/30/02         9/30/01
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   10,034      $    9,266
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           1,085           1,078
         Provision for loan losses                                               2,019           1,389
         Deferred income taxes                                                    (316)         (1,310)
         Gain on sale of securities available-for-sale                              --            (570)
         Net amortization of investment securities                                 582              41
         Originations of loans held for sale                                  (102,365)       (150,363)
         Proceeds from sale of loans held for sale                             104,369         146,103
         Net change in:
            Miscellaneous other assets                                          (1,877)         (3,940)
            Miscellaneous other liabilities                                      1,405           3,006
                                                                            ----------      ----------
               Net cash provided by operating activities                        14,936           4,700
                                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale              47,000          15,189
   Proceeds from maturities of investment securities held-to-maturity            2,619           3,300
   Proceeds from maturities of investment securities available-for-sale        129,240         112,462
   Purchases of securities held-to-maturity                                     (1,072)            100
   Purchases of investment securities available-for-sale                      (158,928)       (161,097)
   Net increase in customer loans                                              (93,583)        (14,238)
   Recoveries of loans previously charged off                                      223             197
   Purchases of premises and equipment                                          (8,314)         (2,621)
                                                                            ----------      ----------
               Net cash used by investing activities                           (82,815)        (46,708)
                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts, savings accounts and
      certificates of deposit                                                   79,174          71,485
   Net increase (decrease) in federal funds purchased and securities
      sold under agreements to repurchase                                       12,009          10,618
   Proceeds from issuance of debt                                                   --          29,500
   Repayment of debt                                                                --         (36,050)
   Common stock issued                                                             490              --
   Repurchase of common stock                                                     (265)         (1,667)
   Dividends paid                                                               (3,275)         (2,950)
   Stock options exercised                                                          78             891
                                                                            ----------      ----------
               Net cash provided by financing activities                        88,211          71,827
                                                                            ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       20,332          29,819

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                41,175          32,001
                                                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   61,507      $   61,820
                                                                            ==========      ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note 2 - Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. This Statement also requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Although, SFAS No. 141 will impact the accounting for any future business combinations, it had no effect on the Corporation's financial position or results of operations for the nine months ended September 30, 2002.

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

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the six months ended September 30, 2002 and 2001 are as follows:

                       3 MONTHS ENDED                   9 MONTHS ENDED
                  ------------------------         ------------------------
                   9/30/02        09/30/01          9/30/02        9/30/01
                  ---------      ---------         ---------      ---------
Basic             6,972,924      7,024,392         6,965,030      7,015,485
Diluted           7,035,551      7,039,536         7,013,930      7,026,165

Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 2002, commitments to extend credit and standby letters of credit totaled $214,159,000. The Corporation does not anticipate any material losses as a result of these transactions.

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

The gross carrying amounts and accumulated amortization of core deposit premium costs are as follows:


                                       9/30/02          12/31/01
                                     -----------      -----------
Gross carrying amount                $ 5,538,000      $ 5,538,000

Accumulated amortization              (3,365,000)      (3,200,000)


Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

Year ending December 31:
       2002                           $ 400,000
       2003                             353,000
       2004                             317,000
       2005                             281,000
       2006                             245,000

The following table presents actual results for the nine months ended September 30, 2002, and adjusted net income and adjusted earnings per share for the nine months ended September 30, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:

(IN THOUSANDS OF DOLLARS,
EXCEPT PER SHARE DATA)            Three Months Ended        Nine Months Ended
                                ---------------------     ---------------------
                                 9/30/02      9/30/01      9/30/02      9/30/01
                                --------     --------     --------     --------

   Reported net income          $  3,255     $  3,091     $ 10,034     $  9,266
   Add back:
      Goodwill amortization           --           60           --          180
                                --------     --------     --------     --------
          Adjusted net income   $  3,255     $  3,151     $ 10,034     $  9,446
                                ========     ========     ========     ========

Basic earnings per share:
   Reported net income          $   0.47     $   0.44     $   1.44     $   1.32
   Add back:
      Goodwill amortization           --         0.01           --         0.02
                                --------     --------     --------     --------
          Adjusted net income   $   0.47     $   0.45     $   1.44     $   1.34
                                ========     ========     ========     ========

Diluted earnings per share:
   Reported net income          $   0.46     $   0.44     $   1.43     $   1.32
   Add back:
      Goodwill amortization           --         0.01           --         0.02
                                --------     --------     --------     --------
          Adjusted net income   $   0.46     $   0.45     $   1.43     $   1.34
                                ========     ========     ========     ========


Note 6 - Employee Benefit Plans:

During the second quarter of 2002, the Corporation entered into Restricted Stock Agreements with six of its executive officers. The agreements grant to the officers 17,000 total shares of restricted common stock conditioned upon continued employment . The shares vest free of restrictions as follows: 25% in 2005, 25% in 2007 and 50% in 2009. Termination of employment prior to a vesting date would terminate any interest in non-vested shares. Prior to vesting of the shares, the officers have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will vest in the event of a change in control of the Corporation or upon the death of an officer. The fair value of the shares granted under these agreements was $27.79 per share at the date of grant.

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

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. First National Corporation cautions readers that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely effects earnings or capital arising from negative public opinion.

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

For the third quarter of 2002, the Corporation had consolidated net income of $3,255,000, an increase of 5.3 percent over the $3,091,000 earned in the third quarter of 2001. Diluted earnings per share were $0.46 for the nine months ended September 30, 2002, a 4.5 percent increase over the $0.44 per share earned in the third quarter of 2001. Net income for the first nine months of 2002 was $10,034,000, an increase of 8.3 percent over the $9,266,000 earned for the same period in 2001. Diluted earnings per share amounted to $1.43 for the nine months ended September 30, 2002, a 8.3 percent increase over the $1.32 per share earned in the first nine months of 2001.

NET INTEREST INCOME

For the third quarter of 2002, net interest income was $12,548,000, an increase of $1,089,000, or 9.5 percent, over $11,459,000 for the same period in 2001. Net interest income for the first nine months of 2001 was $36,374,000, an increase of $3,831,000, or 11.8 percent, compared with $32,543,000 for the same period a year earlier. This increase was largely the result of significantly lower rates paid on interest-bearing liabilities in the first nine months of 2002, as compared with the similar period of 2001.

The yield on a major portion of the Corporation's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. For the first nine months of 2002, the taxable equivalent yield on earning assets was 6.71 percent, as compared with 7.45 percent during the same period in 2001, a decrease of 74 basis points. The cost of interest-bearing liabilities used to fund most of these assets decreased 173 basis points from 4.03 percent in 2001 to 2.30 percent in 2002. Thus, comparing the first nine months of 2002 and 2001, interest rates paid on interest-bearing liabilities decreased more rapidly than yields on earning assets. Consequently, for the first nine months of 2001 and 2002, the net interest margin increased from 4.60 percent to 4.81 percent. In the same nine-month comparisons, the positive impact of interest-free funds decreased from 0.59 percent to 0.40 percent.

Loans comprise the largest category of earning assets. As of September 30, 2002, loans outstanding, net of unearned income, were $859,009,000, compared with $768,864,000 at December 31, 2001. This represents an increase of $90,145,000 or
11.7 percent, with the most noticeable growth in the commercial, residential mortgage and consumer installment loan categories. For the third quarter ended September 30, 2002, interest and fees on loans were $14,965,000, compared with $15,846,000 for the comparable period in 2001, a decrease of $881,000, or 5.6 percent. Further reflecting the lower interest rate environment in the current year, for the nine months ended September 30, 2002, interest and fees on loans were $43,205,000, compared with $48,182,000 for the same period in the previous year, a decrease of $4,977,000, or 10.3 percent.

For the nine months ended September 30, 2002, loans averaged $783,995,000 and decreased in yield by 116 basis points to 7.35 percent on a taxable equivalent basis, compared to $742,558,000 with a taxable equivalent yield of 8.51 for the year ended December 31, 2001.

Investment securities are the second largest category of earning assets. Investment securities are utilized by the Corporation as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At September 30, 2002, investment securities were $171,555,000, compared to $189,933,000 at December 31, 2001. The composition of the portfolio remained relatively consistent during the first nine months of 2002, with a bias toward shorter maturities in the continuing low rate environment. The portfolio at the end of the third quarter of 2002 included $32,129,000 of short-term investments in government agency securities.

For the quarter ended September 30, 2002, interest earned on investment securities was $2,309,000, compared with $2,697,000 for the comparable period in 2001, a decrease of $388,000, or 14.4 percent. For the nine-month period ended September 30, 2002, income was $7,035,000, compared with $7,944,000 for the same period in 2001. This decrease of $909,000, or 11.4 percent, was the result of significantly lower yields in 2002 and a cautious bias toward shorter-term securities.

For the first nine months of 2002, investment securities averaged $186,796,000 and yielded 5.21 percent on a taxable equivalent basis, compared to an average of $181,326,000 and yield of 5.90 percent for the year ended December 31, 2001.

There were no gains or losses on sale of securities during the third quarter of 2002 and none in the third quarter of the previous year. The first nine months of 2001 reflect a $546,000 gain realized on the sale of equity shares of an ATM network exchange company during the second quarter. There were no gains or losses recognized in the first nine months of 2002. As of September 30, 2002, the Corporation had unrealized gains of $2,095,000 and $3,672,000, respectively, in the held-to-maturity and available-for-sale securities portfolio segments.

Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment options

As of September 30, 2002, the Corporation held $11,000,000 in money market funds. These short-term investments averaged $25,181,000 for the first nine months of 2002 and earned $333,000. During the first nine months of 2001, money market funds averaged $476,000 and earned $11,000.

During the first nine months of 2002, the balance in interest-bearing liabilities averaged $830,784,000 with an average rate of 2.30 percent. This compares to an average balance of $794,798,000 and rate of 3.77 percent for the year ended December 31, 2001, a decrease of 147 basis points. At September 30, 2002, approximately 43 percent of interest-bearing liabilities had fixed rates and were expected to renew at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 2002 was $884,000, compared with $693,000 for the same period in 2001, an increase of
27.6 percent. For the nine months ended September 30, 2002, the provision was $2,019,000, compared to $1,389,000 for the year-earlier period, an increase of
45.4 percent. The provision has been increased in 2002 to accommodate loan growth and the level of charge-offs. The allowance for loan losses was $10,626,000, or 1.24 percent, of outstanding loans, at September 30, 2002 and $9,818,000, or 1.31 percent, of outstanding loans at December 31, 2001. The current allowance provides 2.51 times coverage of period end nonperforming loans, which totaled $4,230,000, or 0.49 percent, of period end loans. The allowance for loan losses also provides approximately six times coverage of third quarter annualized net charge-offs. Net charge-offs for the third quarter and year-to-date in 2002 totaled $423,000 and $1,210,000, or an annualized 0.21 percent of average loans, net of unearned income, for both the quarter and first nine months. In the prior year, net charge offs were $555,000, or 0.30 percent, of average loans for the third quarter and $840,000, or 0.15 percent, of average loans for the first three quarters.

With continued economic uncertainty, management anticipates that charge offs in the near term will continue at percentage of loan levels reasonably similar to the 2002 experience.

Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

Other real estate owned includes certain real estate acquired as a result of foreclosure. The balances in other real estate owned were $1,225,000 at September 30, 2002 and $798,000 at the end of 2001.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the third quarter of 2002 was $4,327,000, compared with $3,172,000 for the same period in 2001, an increase of $1,155,000, or 36.4 percent. For the first nine months of 2002, noninterest income was $12,582,000, compared with $10,019,000 for the same period in 2001, an increase of $2,563,000, or 25.6 percent. The increases in 2002 were primarily attributable to increases in secondary market mortgage fee income of 21 percent, or $366,000, and deposit account service charge increases of 45 percent, or $2,444,000.

Noninterest expense for the third quarter of 2002 was $11,276,000, an increase of $2,072,000, or 22.5 percent, from $9,204,000 for the same period in the previous year. For the nine months ended September 30, 2002, noninterest expense increased $5,053,000, or 18.7 percent, to $32,042,000 from $26,989,000 in the year-earlier period. Salaries and employee benefits increased $1,084,000, or
21.2 percent, to $6,203,000 from the third quarter of 2001 to the third quarter of 2002. Comparing the nine month periods, salaries and employee benefits increased $3,232,000, or 22.3 percent, to $17,750,000 in 2002. Other expense was $3,343,000 in the third quarter of 2002, an increase of $1,295,000, or 63.2 percent, from the third quarter of 2001. For the first nine months of 2002, other expense was $9,358,000, an increase of $1,722,000, or 22.6 percent, from the same period a year earlier.

Contributing to expense increases during the first three quarters of 2002 were a number of corporate initiatives, including entry into the Greenville, South Carolina market with a new branch opening in June; the opening of two permanent branch facilities, replacing older or temporary facilities; creation of a correspondent banking unit headquartered in Columbia; and a corporate branding campaign associated with the previously announced name changes of the Corporation's subsidiary banks. The latter endeavor was effective in May as each bank adopted "South Carolina Bank and Trust" as part of its title. Salaries and employee benefits increased as both management and staff level positions were added to complement and support these initiatives and as a result of increased commissions paid on higher mortgage loan originations.

NET INCOME

Net income was $3,255,000 for the third quarter of 2002, an increase of $164,000, or 5.3 percent, compared with $3,091,000 in the third quarter of 2001. For the nine months ended September 30, 2002, net income was up $768,000, or 8.3 percent, to $10,034,000, compared with $9,266,000 in the first nine months of 2001. Comparing the first three quarters of 2001 and 2002, the $3,832,000, or
11.8 percent, increase in net interest income and the $2,563,000, or 25.6 percent, increase in noninterest income were the main contributors to the growth in net income.

CAPITAL RESOURCES AND LIQUIDITY

The ongoing capital requirements of the Corporation have been met through retained earnings, less the payment of cash dividends. As of September 30, 2002, shareholders' equity was $100,872,000, an increase of $7,807,000, or 8.4 percent, over $93,065,000 at December 31, 2001.

The Corporation and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at September 30, 2002 was 11.73 percent, compared to 12.32 percent at December 31, 2001. The total risk-weighted asset capital ratio was 12.98 at the end of the third quarter of 2002, compared with 13.57 at the end of 2001.

In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of September 30, 2002, the Corporation's leverage ratio was 8.69 percent, compared to 8.39 percent at December 31, 2001. The Corporation's capital ratios currently well exceed the minimum standards.

Liquidity is the ability of the Corporation to generate sufficient cash to meet its financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

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

Item 4.  CONTROLS AND PROCEDURES

Within ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them as to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's Exchange Act filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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



                                          FIRST NATIONAL CORPORATION



Date:  November 13, 2002                  /s/ C. JOHN HIPP, III
                                          -------------------------------------
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




Date:  November 13, 2002                  /s/ RICHARD C. MATHIS
                                          -------------------------------------
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

                                  CERTIFICATION



     I, C. John Hipp, III certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ C. John Hipp, III
-----------------------
Chief Executive Officer
Date: November 13, 2002

                                  CERTIFICATION



     I, Richard C. Mathis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard C. Mathis
------------------------
Chief Financial Officer
Date:  November 13, 2002

                                  Exhibit Index





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