Form 10-K
period 2002-12-31
FIRST NATIONAL CORP /SC/
filed 2003-03-21
CIK 764038

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                        Commission file number 001-12669



                           FIRST NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        South Carolina                                      57-0799315
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

                               520 Gervais Street
                         Columbia, South Carolina 29201
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (800) 277-2175
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:

        Common Stock - $2.50 par value           American Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]    No [_]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $174,657,000 based on the closing sale price of $27.455 per share on June 30, 2002. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 11, 2003 was 7,673,339.

                       Documents Incorporated by Reference

Portions of the Registrant's 2002 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.
================================================================================

                         FORM 10-K CROSS-REFERENCE INDEX



                                                                            Page


                                     PART I

Item 1.   Business ........................................................   1
Item 2.   Properties ......................................................   6
Item 3.   Legal Proceedings ...............................................   6
Item 4.   Submission of Matters to a Vote of Security Holders .............   7



                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters (1) .......................................   8
Item 6.   Selected Financial Data (1) .....................................   8
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   8
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk .......  24
Item 8.   Financial Statements and Supplementary Data .....................  25
Item 9.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures ..........................  53



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant (2) ..........  53
Item 11.  Executive Compensation (2) ......................................  53
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters(2) .................  54
Item 13.  Certain Relationships and Related Transactions (2) ..............  54
Item 14.  Controls and Procedures .........................................  54
Item 15.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ...................................................  54




(1) Incorporated by reference to the Registrant's 2002 Annual Report to Shareholders.
(2) Incorporated by reference to the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.

                           FORWARD LOOKING STATEMENTS

     Statements included in this report, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. First National Corporation cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risk factors include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest rate risk involving the effect of a change in interest rates on both the bank's earnings and the market value of portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely affects earnings or capital arising from negative public opinion.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First National Corporation (the "Company") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of four subsidiaries, namely South Carolina Bank and Trust, N.A. (formerly First National Bank), a national bank which opened for business in 1934; South Carolina Bank and Trust of the Piedmont, N.A. (formerly National Bank of York County), a national bank which opened for business in 1996; South Carolina Bank and Trust of the Pee Dee, N.A. (formerly National Bank of Florence County), a national bank which opened for business in 1998; and CreditSouth Financial Services Corporation, a consumer finance company, which opened for business in 1998. As noted above, the names of the Company's banking subsidiaries were changed in May 2002 in order to bring the group under a common marketing identity.

     On December 1, 2002, South Carolina Bank and Trust, N.A., acquired the majority of the consumer loan portfolio and related assets of CreditSouth Financial Services Corporation and assumed the continuing lending activities of that business. Thereafter, CreditSouth Financial Services Corporation ceased active lending programs and focused on servicing a retained portfolio of loans that were delinquent at the time of the acquisition.

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

     In January 2003, the Company moved its principal executive offices to 520 Gervais Street, Columbia, South Carolina 29201. The Company's mailing address at its new headquarters is P.O. Box 1030, Columbia, South Carolina 29202, and its telephone number is (800) 277-2175.

     The Company maintains an Internet site at http://www.scbandt.com.. The information contained in the Company's web site is not incorporated into this report. During 2002, the Company did not make its annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K, or any amendments to these reports, available through its web site. However, the Company is in the process of modifying its web site to permit the public to obtain these reports through the Company's web site. In addition, these reports are available to the public through the SEC's web site at http://www.sec.gov. The Company will also provide shareholders with a copy of any of these reports free of charge upon request.

TERRITORY SERVED AND COMPETITION

     South Carolina Bank and Trust, N.A. conducts its business from 24 full service offices in 19 South Carolina towns. South Carolina Bank and Trust of the Piedmont, N.A. conducts its business from four locations in three South Carolina towns. South Carolina Bank and Trust of the Pee Dee, N.A. conducts its business from two locations in two South Carolina towns. In their markets, the three banks (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

     As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends.

EMPLOYEES

     The Company does not have any salaried employees. As of December 31, 2002, the Company's subsidiaries had 480 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock award program, a stock purchase plan, stock option plans for officers and key employees, a defined benefit pension plan, and a 401K plan.

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

     The Graham-Leach-Bliley Act amended a number of federal banking laws affecting the Company and the Banks. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. The Company continues to evaluate whether to seek to become a financial holding company under the Graham-Leach-Bliley Act.

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

     The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 2002, the Company, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., and South Carolina Bank and Trust of the Pee Dee, N.A. had leverage ratios of 8.70%, 8.23%, 8.15% and 10.43%, respectively, and total risk adjusted capital of 12.92%, 12.12%, 12.57%, and 13.85%, respectively.

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

     The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts in excess of the bank's allowance for loan losses. Further, if in the opinion of the OCC a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the Company's subsidiaries.

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

INSURANCE OF DEPOSITS

     As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 2003.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM
ACT OF 2001

     On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the international Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.
S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institution's operations. The Company has adopted policies and procedures to comply with the provisions of the Act.

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


ITEM 2.  PROPERTIES

     In January 2003 the Company relocated its executive headquarters to a new four-story facility at 520 Gervais Street, Columbia, South Carolina. The lead branch in the Midlands region of South Carolina Bank and Trust, N.A. also moved into the 57,000 square foot building. The main offices of South Carolina Bank and Trust, N.A. are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina in a four-story facility that affords 48,000 square feet of space for operating and administrative purposes. Both of these facilities are owned by South Carolina Bank and Trust, N.A, which also owns 23 other properties and leases 15 properties, substantially all of which are used as branch locations or for housing other operational units.

     South Carolina Bank and Trust of the Piedmont, N.A. owns a 12,000 square foot office building that serves as its main office located at 1127 Ebenezer Road, Rock Hill, South Carolina. The bank also owns one additional property and leases two others, which are used as branches. South Carolina Bank and Trust of the Pee Dee, N.A. owns a 9,000 square foot office building that serves as its main office located at 1600 W. Palmetto Street, Florence, South Carolina, and leases one property which is used as a branch.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders in the fourth quarter of 2002.

                               EXECUTIVE OFFICERS

     C. John Hipp, III (Age 51). Mr. Hipp has served as President and Chief Executive Officer of the Company and Chief Executive Officer of South Carolina Bank and Trust, N.A. (formerly known as First National Bank) since April 1994. He also served as President of South Carolina Bank and Trust, N.A. from April 1994 to May 2000. From 1990 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

     Robert R. Horger (Age 52). Mr. Horger was named Chairman of the Company and South Carolina Bank and Trust, N.A. in January 1998 and served as Vice Chairman of the Company and South Carolina Bank and Trust, N.A. from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid in Orangeburg, South Carolina.

     Dwight W. Frierson (Age 46). Mr. Frierson has served as Vice Chairman of First National Corporation and South Carolina Bank and Trust, N.A. since January 2000 and has been a director of the Company since April 1996. Mr. Frierson is Vice President and General Manager of Coca-Cola Bottling Company of Orangeburg.

     Robert R. Hill, Jr. (Age 36). Mr. Hill has served as President and Chief Operating Officer of South Carolina Bank and Trust, N.A. since May 2000. He served as Senior Executive Vice President and Chief Operating Officer of South Carolina Bank and Trust, N.A. from November 1998 to May 2000. He served as President and Chief Executive Officer of South Carolina Bank and Trust of the Piedmont, N.A. (formerly known as National Bank of York County) from July 1996 to November 1998. Mr. Hill was an organizer of the South Carolina Bank and Trust of the Piedmont, N.A. from October 1995 to July 1996 and team leader for NationsBank northern region of South Carolina from March 1995 to October 1995.

     Richard C. Mathis (Age 52). Mr. Mathis has served as Executive Vice President and Chief Financial Officer of the Company since May 2000. He was owner of Carolina MasterCom LLC, an automotive services company, from January 1999 to May 2000. Mr. Mathis served as Executive Vice President and Chief Financial Officer of M&M Financial Corporation/First National South from January 1998 to January 1999, through that bank's acquisition. Mr. Mathis was Senior Vice President in the Fixed Income Division of Sterne, Agee & Leach, Inc. in Atlanta, Georgia, from 1996 through 1997.

     John C. Pollok (Age 37). Mr. Pollok was named Senior Executive Vice President of the Company in February 2003. He has served as Executive Vice President and Chief Administrative Officer of South Carolina Bank and Trust, N.A. since May 2000. He served as Executive Vice President of South Carolina Bank and Trust, N.A. mortgage division from July 1998 until May 2000. Mr. Pollok served as Senior Vice President of South Carolina Bank and Trust of the Piedmont, N.A. from January 1996 to July 1998.

     Joe E. Burns (Age 48). Mr. Burns has served as Executive Vice President and Chief Credit Officer of the Company since November 2000. He served as Senior Vice President and Private Lending Manager for Bank of America from July 1995 to November 2000.

     William D. Kerr (Age 54). Mr. Kerr has served as Executive Vice President and Chief Technology Officer of the Company and South Carolina Bank and Trust, N.A., since January 2002. He served as Senior Vice President and Chief Technology Officer for the Company from April 1999 to January 2002. Mr. Kerr was a member of the Financial Institutions Services Team at Dixon Odom PLLC in Sanford, North Carolina from January 1999 to April 1999. He served in various positions, including Senior Vice President and Chief Information Officer, Chief Administrative Officer and Chief Auditor, with MainStreet BankGroup, Inc. in Martinsville, Virginia from 1977 to 1998.

     James A. Shuford, III (51). Mr. Shuford has served as Executive Vice President of South Carolina Bank and Trust, N.A. since August 1999. He served as President and Chief Executive Officer of FirstBancorporation, Inc. and FirstBank, N. A. in Beaufort, South Carolina from October 1993 to August 1999, when they were acquired by the Company.

     Thomas S. Camp (Age 51). Mr. Camp has served as President and Chief Executive Officer of South Carolina Bank and Trust of the Piedmont, N.A. since November 1998. He served as Principal and Manager of First Union National Bank of South Carolina for the Private Client Group from August 1997 to November 1998. Mr. Camp was Vice President of Sales and Marketing at Seibels Bruce Insurance Co. in Columbia from November 1996 to August 1997. He served as Senior Vice President of First Union National Bank in South Carolina from February 1989 until November 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     Certain information required by this item is incorporated herein by reference to the information under the caption "Stock Performance and Statistics" on page 16 of the 2002 Annual Report to Shareholders. As of March 11, 2003, the Company had issued and outstanding 7,673,339 shares of Common Stock which were held of record by approximately 4,600 persons. The Company's Common Stock is traded on the American Stock Exchange under the symbol "FNC".

     Dividends are paid by the Company from its assets which are provided by dividends paid to the Company by its subsidiaries. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2002, $20,136,000 of the Banks' retained earnings were available for distribution to the Company as dividends without prior regulatory approval. For the year ended December 31, 2002, the Banks paid dividends of approximately $6,891,000 to the Company. The Company anticipates that it will continue to pay comparable cash dividends in the future.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the information set forth under the captions "Financial Highlights" and "Selected Consolidated Financial Data" on pages 1 and 17, respectively, of the Company's 2002 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First National Corporation and its subsidiaries, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., South Carolina Bank and Trust of the Pee Dee, N.A., and CreditSouth Financial Services Corporation. The five year period 1998 through 2002 is discussed with particular emphasis on the years 2000 through 2002. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to First National Corporation contained elsewhere herein (see "Consolidated Financial Statements of First National Corporation").

     In 1996, the Company sponsored the organization of South Carolina Bank and Trust of the Piedmont, N.A. (formerly National Bank of York County) in Rock Hill, South Carolina, and sold shares of the Company's common stock to capitalize the new bank and pay organizational and pre-opening expenses. South Carolina Bank and Trust of the Piedmont, N.A. began operations on July 11, 1996, as a wholly-owned subsidiary of the Company.

     In 1998, the Company sponsored the organization of South Carolina Bank and Trust of the Pee Dee, N.A. (formerly Florence County National Bank) in Florence, South Carolina, and sold shares of the Company's common stock to capitalize the new bank and pay organizational and pre-opening expenses. South Carolina Bank and Trust of the Pee Dee, N.A. began operations on April 1, 1998, as a wholly-owned subsidiary of the Company.

     Also in 1998, the Company sponsored the organization of CreditSouth Financial Services Corporation, a consumer finance company which began operations in Orangeburg, South Carolina, on November 1, 1998. Upon organization, the Company acquired 80 percent of CreditSouth's common stock. The remaining 20 percent of CreditSouth common stock was issued to minority employee shareholders pursuant to their employment agreements. All minority shares were subsequently acquired by the Company. As noted in Part 1, Item 1, on December 1, 2002, South Carolina Bank and Trust, N.A. acquired the majority of CreditSouth's consumer loan portfolio and related assets.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

SUMMARY OF OPERATIONS

     Earnings of First National Corporation were $13,834,000, $12,257,000, and $10,533,000 in 2002, 2001 and 2000, respectively. Net income increased 12.9 percent in 2002 when compared to 2001 and increased 16.4 percent in 2001 compared with 2000. Basic earnings per share increased to $1.80 in 2002 compared to $1.59 in 2001 and $1.36 in 2000. Diluted earnings per share increased to $1.79 in 2002 from $1.59 in 2001 and $1.36 in 2000. All per share data has been adjusted to give effect to a ten percent stock dividend paid to shareholders on December 5, 2002.

     The book value per share of First National Corporation increased to $13.49 in 2002 compared with $12.15 in 2001, and $10.97 in 2000. The return on average assets was 1.28 percent in 2002, compared with 1.21 percent in 2001 and 1.11 percent in 2000. The return on average shareholders' equity was 14.09 percent in 2002, 13.64 percent in 2001, and 13.14 percent in 2000. Per share dividends declared in 2002 were $0.59, compared with $0.57 in 2001 and $0.54 in 2000.

     Total earning assets and total deposits increased in 2002 compared to 2001. At December 31, 2002, total earning assets were $1,067,549,000, an increase of
11.2 percent over $959,846,000 at year-end 2001, which was 5.2 percent greater than the 2000 balance of $912,415,000. In 2002, average earning assets were $1,022,339,000, an increase of 8.8 percent over $939,626,000, which was 3.9 percent greater than the 2000 average of $904,403,000. The increases in average earning assets in 2002 and 2001 were mainly the result of loan growth.

     At December 31, 2002, total deposits were $898,163,000, an increase of 10.7 percent from $811,523,000 at the end of 2001. The 2001 balance was 7.1 greater than $757,576,000 at year-end 2000. Deposits averaged $855,222,000 during 2002, an increase of 6.3 percent over $804,281,000 in 2001. The 2001 deposits average was a 9.3 percent increase over $736,093,000 in 2000.

     For the year ended December 31, 2002, total interest income was $67,487,000, a decrease of $6,985,000, or 9.4 percent, from $74,472,000 in 2001.
The decrease was driven mainly by interest rates, as the rate earned on average earning assets declined 120 basis points from 7.80 percent in 2001 to 6.60 percent in 2002. In 2001, total interest income increased $626,000, or 0.8 percent, compared with $73,846,000 in 2000. This increase was mainly the result of earning asset growth of $35,223,000, or 3.9 percent, largely offset by a 24 basis point decline in the average yield.

     Total interest expense was $18,748,000 for the year 2002, an $11,224,000, or 37.5 percent, decrease from $29,972,000 in 2001. Also reflecting the lower rate environment in 2002, the average rate paid on interest-bearing liabilities decreased by 153 basis points compared with 2001. Total interest expense in 2001 decreased $3,260,000, or 9.8 percent, from $33,232,000 in 2000. This resulted from a 74 basis point decline in the average rate paid on interestbearing liabilities, offset in part by an increase in average interest-bearing liabilities of $60,487,000, or 8.2 percent.

     In 2000, the Company's Board of Directors authorized a repurchase program to acquire up to 160,000 shares of its outstanding common stock. In January 2002, the Board authorized repurchase of up to 200,000 shares. In March 2003, the repurchase authorization was increased to 250,000 shares. During the years ended December 31, 2002, 2001 and 2000, the Company repurchased 12,402, 138,253 and 14,200 shares at a cost of $265,000, $2,518,000 and $214,000, respectively.

COMPETITION

     First National Corporation competes with a number of financial institutions and other firms that engage in activities similar to banking. For example, the Company competes for deposits with savings and loan associations, credit unions, brokerage firms and other commercial banks. In its lending activities, the Company competes with the industries mentioned above as well as consumer finance companies, leasing companies and other lenders. In today's uncertain financial climate, all lenders are searching for quality borrowers. Acquisition of acceptable grade loans becomes increasingly challenging.

     A number of financial institution mergers were completed in recent years, continuing the trend toward consolidation. Although these mergers reduced the number of banks and branches, they intensified competition for quality funds and loans.

NET INTEREST INCOME

     Net interest income is the difference between interest income and interest expense. In the analysis of net interest income, two significant factors are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average liabilities, interest and noninterest-bearing, utilized to support earning assets. Net interest margin is distinguished by the inclusion of the impact of interest free funds.

     Net interest income was $48,739,000 in 2002, an increase of $4,239,000, or
9.5 percent over 2001. The increase from 2001 to 2002 reflected a 33 point decrease in the net interest spread, due to a decrease of 153 basis points in the average rate paid on total interest-bearing liabilities that was offset in part by a 120 basis point decrease in the average yield on total earning assets. In 2001, net interest income was $44,500,000, a $3,886,000, or 9.6 percent increase over 2000. This was the result of a 36 basis point increase in the net interest spread, as rates on total interest-bearing liabilities decreased 73 basis points, outpacing the 37 basis point decline in yield on total earning assets.

     The net interest margin increased ten basis points to 4.76 percent in 2002, compared with 2001. This also reflected the greater decrease in rates paid on total interest-bearing liabilities compared with the decrease in yields on total earning assets. Similarly, a declining rate environment in 2001 contributed to a net interest margin increase of 16 basis points compared with 2000.

     Total average earning assets were $1,022,339,000 in 2002, an increase of $67,184,000, or 7.1 percent, from 2001. This followed an increase of $50,752,000, or 5.6 percent, to $955,155,000 in 2001, compared to 2000. In 2002, total interest-bearing liabilities rose $45,187,000, or 5.7 percent, to $842,219,000, compared with 2001. These liabilities averaged $797,032,000 in 2001, an increase of $57,501,000, or 7.8 percent, over the previous year. Earning asset increases in 2002 and 2001 were mainly the result of higher levels of interest-bearing liabilities, with demand deposit growth also a significant source of funds in 2002.

TABLE 1

VOLUME AND RATE
VARIANCE ANALYSIS

                                                        2002 COMPARED TO 2001                      2001 COMPARED TO 2000
                                                           CHANGES DUE TO                             CHANGES DUE TO
                                                        INCREASE (DECREASE) IN                     INCREASE (DECREASE) IN

(Dollars in thousands)                          VOLUME (L)    RATE (L)       TOTAL         VOLUME (L)    RATE (L)       TOTAL
Interest income on:
    Loans (2)                                    $  5,371     $(10,448)    $ (5,077)        $  5,711     $ (3,799)    $  1,912
    Investments:
        Taxable                                       709       (2,087)      (1,378)              85         (249)        (164)
        Tax exempt (3)                                (91)         (14)        (105)            (161)          (8)        (169)
    Funds sold                                       (326)        (145)        (471)            (578)        (345)        (923)
Interest -bearing deposits with banks                 106          (61)          45              (24)          (6)         (30)
------------------------------------------------------------------------------------------------------------------------------
        Total interest income                       5,769      (12,755)      (6,986)           5,033       (4,407)         626
------------------------------------------------------------------------------------------------------------------------------

Interest expense on:
    Deposits:
        Interest-bearing transaction accounts         257          228          485              210           (5)         205
        Savings accounts                              152       (2,006)      (1,854)             347       (1,571)      (1,223)
        Certificates of deposit                       (40)      (8,633)      (8,673)           1,770         (787)         983
    Funds purchased                                   176       (1,740)      (1,564)          (1,010)      (2,475)      (3,485)
    Notes payable                                     429          (48)         381              473         (213)         260
------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                        974      (12,199)     (11,225)           1,791       (5,051)      (3,260)
------------------------------------------------------------------------------------------------------------------------------
        Net interest income                      $  4,795     $   (556)    $  4,239         $  3,242     $    644     $  3,886
==============================================================================================================================

(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2)  Nonaccrual loans are included in the above analysis.
(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES

                                                                                       2002

                                                                    AVERAGE          INTEREST          AVERAGE
(DOLLARS IN THOUSANDS)                                              BALANCE         EARNED/PAID       YIELD/RATE
                                                                 ------------      ------------      ------------
Assets
Interest earning assets:
    Loans, net of unearned income                                $    806,801      $     58,119            7.20%
    Investment securities:
        Taxable                                                       171,926             7,711            4.48
        Tax exempt                                                     33,504             1,501            4.48
    Funds sold                                                          7,162               107            1.49
    Interest-earning deposits with banks                                2,946                49            1.66
                                                                 ------------      ------------
        Total earning assets                                        1,022,339            67,487            6.60
                                                                                   ------------      ------------
    Cash and other assets                                              73,018
    Less allowance for loan losses                                    (10,171)
                                                                 ------------
        Total assets                                             $  1,085,186
                                                                 ============

Liabilities
Interest-bearing liabilities:
Deposits:
    Interest-bearing transaction accounts                        $    171,052      $      1,912            1.12%
    Savings                                                           167,268             1,979            1.18
    Certificates of deposit                                           378,443            11,491            3.04
Funds purchased                                                        75,956               874            1.15
Notes payable                                                          49,500             2,492            5.03
                                                                 ------------      ------------
        Total interest-bearing liabilities                            842,219            18,748            2.23
                                                                                   ------------      ------------
Demand deposits                                                       138,460
Other liabilities                                                       6,336
Shareholders' equity                                                   98,171
                                                                 ------------
        Total liabilities and shareholders' equity               $  1,085,186
                                                                 ============
Net interest spread                                                                                        4.37
Impact of interest free funds                                                                              0.40
                                                                                                     ------------
Net interest margin                                                                                        4.77%
                                                                                                     ============
Net interest income                                                                $     48,739
                                                                                   ============

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES 2001

                                                                                       2001

                                                                    AVERAGE          INTEREST          AVERAGE
(DOLLARS IN THOUSANDS)                                              BALANCE         EARNED/PAID       YIELD/RATE
                                                                 ------------      ------------      ------------
Interest earning assets:
    Loans, net of unearned income                                $    743,602      $     63,196            8.50%
    Investment securities:
        Taxable                                                       159,482             9,088            5.70
        Tax exempt                                                     35,522             1,606            4.52
    Funds sold                                                         16,442               578            3.52
    Interest-earning deposits with banks                                  107                 4            3.74
                                                                 ------------      ------------
        Total earning assets                                          955,155            74,472            7.80
                                                                                   ------------      ------------
    Cash and other assets                                              65,827
    Less allowance for loan losses                                     (9,265)
                                                                 ------------
        Total assets                                             $  1,011,717
                                                                 ============

Liabilities
Interest-bearing liabilities:
Deposits:
    Interest-bearing transaction accounts                        $    144,963      $      1,427            0.98%
    Savings                                                           160,890             3,833            2.38
    Certificates of deposit                                           379,193            20,163            5.32
Funds purchased                                                        70,852             2,438            3.44
Notes payable                                                          41,134             2,111            5.13
                                                                 ------------      ------------
        Total interest-bearing liabilities                            797,032            29,972            3.76
                                                                                   ------------      ------------
Demand deposits                                                       118,084
Other liabilities                                                       6,550
Shareholders' equity                                                   90,051
                                                                 ------------
        Total liabilities and shareholders' equity               $  1,011,717
                                                                 ============
Net interest spread                                                                                        4.04
Impact of interest free funds                                                                              0.62
                                                                                                     ------------
Net interest margin                                                                                        4.66%
                                                                                                     ============
Net interest income                                                                $     44,500
                                                                                   ============

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES 2000

                                                                                       2000

                                                                    AVERAGE          INTEREST          AVERAGE
(DOLLARS IN THOUSANDS)                                              BALANCE         EARNED/PAID       YIELD/RATE
                                                                 ------------      ------------      ------------
Assets
Interest earning assets:
    Loans, net of unearned income                                $    680,217      $     61,284            9.01%
    Investment securities:
        Taxable                                                       158,029             9,252            5.85
        Tax exempt                                                     39,072             1,775            4.54
    Funds sold                                                         26,734             1,501            6.51
    Interest-bearing deposits with banks                                  351                34            9.69
                                                                 ------------      ------------
        Total earning assets                                          904,403            73,846            8.17
                                                                                   ------------      ------------
Cash and other assets                                                  59,309

Less allowance for loan losses                                         (8,324)
                                                                 ------------
        Total assets                                             $    955,388
                                                                 ============

Liabilities
Interest-bearing liabilities:
Deposits:
    Interest-bearing transaction accounts                        $    123,695      $      1,222            0.99%
    Savings                                                           150,534             5,056            3.36
    Certificates of deposit                                           347,121            19,180            5.53
Funds purchased                                                        85,422             5,923            6.93
Notes payable                                                          32,759             1,851            5.65
                                                                 ------------      ------------
        Total interest-bearing liabilities                            739,531            33,232            4.49
                                                                                   ------------      ------------
Demand deposits                                                       114,743
Other liabilities                                                      20,939
Shareholders' equity                                                   80,175
                                                                 ------------
        Total liabilities and shareholders' equity               $    955,388
                                                                 ============
Net interest spread                                                                                        3.68
Impact of interest free funds                                                                              0.81
                                                                                                     ------------
Net interest margin                                                                                        4.49%
                                                                                                     ============
Net interest income                                                                $     40,614
                                                                                   ============

INVESTMENT SECURITIES

     The second largest category of earning assets is investment securities, which are used to fund loan growth and deposit liquidations, provide liquidity, employ excess funds, and pledge as collateral for certain public funds deposits and purchased funds. At December 31, 2002, investment securities were $164,951,000, or 15.5 percent of earning assets, as compared with $189,933,000, or 20.3 percent of earning assets at year-end 2001. As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon management's intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

     Interest earned on the held-to-maturity portfolio, consisting mainly of tax exempt state and municipal securities, was $1,501,000 in 2002, a decrease of $105,000, or 6.5 percent from the $1,606,000 earned in 2001. This decrease was due mainly to an average portfolio balance that was $2,018,000, or 5.7 percent, less than the balance in 2001. Contributing to a lesser extent was the four basis point decline in the average yield from 2001 to 2002. In 2001, this portfolio segment earned $169,000, or 9.5 percent, less than 2000 interest of $1,775,000. The decrease was primarily the result of an average taxable securities portfolio that was $3,550,000, or 9.1 percent, less than the balance in 2000, aided slightly by a 2 basis point decline in the average yield. The average maturity of the held-to-maturity portfolio was 3.2 years at December 31, 2002, 3.9 years at December 31, 2001 and 4.6 years at the end of 2000.

     Securities available-for-sale consist mainly of U.S. Government agency and mortgage-backed securities. In 2002, interest earned on this portfolio segment was $7,711,000, including $404,000 attributable to short-term money market funds, compared with $9,088,000, including $108,000 earned on money market investments, in 2001. The overall decrease of $1,377,000, or 15.2 percent, was the result of the low rate environment throughout 2002, which was reflected in an average earnings rate that was 131 basis points less than in 2001. This decrease was partially offset by an available-for-sale portfolio that averaged $12,444,000, or 7.8 percent, more in 2002 than 2001. In 2001, earnings from this segment of the investment securities portfolio were $164,000, or 1.8 percent, less than the $9,252,000 earned in 2000. This decrease was the result of an average portfolio yield in 2001 that was 15 basis points less than the previous year, partially offset by a $1,453,000 increase in the average outstanding available-for-sale balance.

     At December 31, 2002, the fair value of the investment securities portfolio was $166,784,000, or 1.1 percent higher than the carrying value, including the effect of a $1,833,000 higher market value of held-to-maturity securities, compared to their amortized cost. The difference between the fair and carrying values at the December 31, 2001 was a favorable $648,000, or 0.3 percent, following a negligible difference at the end of 2000. At December 31, 2002, investment securities with an amortized cost of $128,752,000 and fair value of $131,740,000 were classified as available-for-sale. The positive adjustment of $2,988,000 to the carrying value of these securities has been reflected, net of tax, in the statement of changes in shareholders' equity as a component of other comprehensive income.

     The Company realized no gains or losses on the disposition of investment securities in 2002, a gain of $570,000 on the disposition of equity securities in 2001, and no gains or losses in 2000.

TABLE 3

BOOK VALUE OF INVESTMENT SECURITIES

DECEMBER 31,
(Dollars in thousands)                             2002         2001         2000         1999         1998
-------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
U. S. Treasury and other Government agencies           --           --           --     $  3,031     $  6,299
Mortgage-backed                                  $     51     $    247           --        1,304        2,144
State and municipal                                33,160       34,767     $ 38,550       42,933       38,138
-------------------------------------------------------------------------------------------------------------
   Total Held-to-Maturity                          33,211       35,014       38,550       47,268       46,581
-------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE
U. S. Treasury and other Government agencies       45,859       44,265       93,479       93,033      131,465
Mortgage-backed                                    74,694      101,728       46,726       51,502       24,642
Other investments                                  11,187        8,926        4,443        3,769        3,449
-------------------------------------------------------------------------------------------------------------
   Total Available-for-Sale                       131,740      154,919      144,648      148,304      159,556
-------------------------------------------------------------------------------------------------------------
     Total                                       $164,951     $189,933     $183,198     $195,572     $206,137
=============================================================================================================

TABLE 4

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

                               DUE IN          DUE AFTER         DUE AFTER         DUE AFTER
DECEMBER 31, 2002          1 YR. OR LESS     1 THRU 5 YRS.     5 THRU 10 YRS.       10 YRS.            TOTAL         PAR      FAIR
(DOLLARS IN THOUSANDS)     AMOUNT  YIELD     AMOUNT  YIELD     AMOUNT  YIELD     AMOUNT  YIELD     AMOUNT  YIELD    VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Mortgage-backed           $    51  5.36%         --     --         --     --         --     --   $     51  5.36%  $     51  $     51
State and municipal         3,226  6.80%    $22,172  6.58%    $ 7,762  6.65%         --     --     33,160  6.62%    32,960    34,993
------------------------------------------------------------------------------------------------------------------------------------
  Total Held-to-Maturity    3,277  6.78%     22,172  6.58%      7,762  6.65%         --     --     33,211  6.61%    33,011    35,044
------------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE
U.S. Treasury and
  Government agencies      39,376  3.14%      6,483  6.25%         --     --         --     --     45,859  3.58%    45,165    45,859
Mortgage-backed            16,899  4.77%     53,888  5.32%      3,905  6.06%         --     --     74,694  5.23%    71,891    74,692
Other investments (1)          --     --         --     --         --     --     11,189  5.30%     11,187  5.30%    11,189    11,189
------------------------------------------------------------------------------------------------------------------------------------
  Total Available-for-Sale 56,275  3.63%     60,371  5.42%      3,905  6.06%     11,189  5.30%    131,740  4.66%   128,245   131,740
------------------------------------------------------------------------------------------------------------------------------------
  Total                   $59,552  3.80%    $82,543  5.73%    $11,667  6.45%    $11,189  5.30%   $164,951  5.06%  $161,256  $166,784
====================================================================================================================================
Percent of Total                     36%               50%                7%                7%
Cumulative % of Total                36%               86%               93%              100%

(1) Federal Reserve Bank and other corporate stocks have no set maturity and are classified in "Due after 10 years."

LOAN PORTFOLIO

     At December 31, 2002, loans, net of unearned discount, the largest category of earning assets, were $902,563,000, an increase of $133,699,000, or 17.4 percent, compared to $768,864,000 at the end of 2001. Average loans during 2002 were $806,801,000, an increase of $63,199,000, or 8.5 percent, over the 2001 average.

     Real estate mortgage loans continue to comprise the largest segment of the loan portfolio. All loans secured by real estate, except real estate construction loans, are included in this category. At the end of 2002, real estate mortgage loans were $601,320,000, including $39,141,000 of residential mortgage loans held for sale, and comprised 66.6 percent of the total portfolio. This was an increase of $105,426,000, or 21.3 percent, over year-end 2001. Commercial, financial, agricultural and other loans were $149,385,000, representing 16.5 percent of the loan portfolio at December 31, 2002. This loan category increased $30,566,000, or 25.7 percent, compared to the balance at the end of 2001. Consumer loans, comprising 12.4 percent of the portfolio at the end of 2002, were $111,520,000, a decrease of $4,922,000, or 4.2 percent, from the previous year.

     Loan interest and fee income was $58,119,000 in 2002, an decrease of $5,077,000, or 8.0 percent, from 2001. While year-end and average outstanding loan balances increased substantially year-to-year, the loan income decrease was the result of a 130 basis point drop in the average yield earned on these assets. This reflected the low interest rate environment throughout 2002, set up by the unprecedented 11 discount rate reductions initiated in the previous year. In 2001, interest and fee income was $63,196,000, an increase of $1,912,000, or
3.0 percent from 2000. This increase was the result of an increase in average outstanding loan balances of $63,385,000, or 9.3 percent, offset in part by a 51 basis point decrease in the average yield. Table 6 shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2002. Loans that mature in one year or less were $385,840,000, comprising 42.8 percent of the total. Of the loans due after one year, $499,633,000, or 96.7 percent, had fixed interest rates and $17,090,000, or 3.3 percent, were variable rate loans.

     The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due and, therefore, do not reach nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Closed end consumer loans are charged off on or before becoming 120 days past due and open end consumer loans are charged off on or before becoming 180 days past due. All interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 2002, nonaccrual loans were $2,776,000, compared with $3,317,000 at year-end 2001. At December 31, 2002, loans that were 90 days or more past due were $1,729,000 compared to $1,561,000 at the end of 2001.

     Interest income that was foregone was an immaterial amount for each of the three years ended December 31, 2002. First National Corporation does not have any loans that have been restructured or any foreign loans.

     Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by economic or other conditions exceed 10 percent of total loans. As of December 31, 2002, no credit concentrations existed.

     The level of risk elements in the loan portfolio for the past five years is shown in Table 7.

TABLE 5

DISTRIBUTION OF NET LOANS
BY TYPE

DECEMBER 31,
(Dollars in thousands)            2002            2001            2000            1999            1998
---------------------------------------------------------------------------------------------------------
Commercial, financial,
   agricultural and other      $  149,385      $  118,819      $  103,468      $   87,098      $   87,610
Real estate - construction         40,338          37,709          32,256          27,555          19,113
Real estate - mortgage            601,320         495,894         473,131         396,158         303,300
Consumer                          111,520         116,442         120,194          99,730          83,121
---------------------------------------------------------------------------------------------------------
Total                          $  902,563      $  768,864      $  729,049      $  610,541      $  493,144
=========================================================================================================

Percent of Total
Commercial, financial,
   agricultural and other            16.5%           15.5%           14.1%           14.2%           17.7%
Real estate - construction            4.5             4.9             4.4             4.5             3.9
Real estate - mortgage               66.6            64.5            64.6            64.5            61.1
Consumer                             12.4            15.1            16.9            16.8            17.3
---------------------------------------------------------------------------------------------------------
Total                               100.0%          100.0%          100.0%          100.0%          100.0%
=========================================================================================================


TABLE 6

MATURITY DISTRIBUTION OF LOANS

                                                                                MATURITY
DECEMBER 31, 2002                                                1 YEAR           1 - 5          OVER 5
(DOLLARS IN THOUSANDS)                            TOTAL          OR LESS          YEARS           YEARS
---------------------------------------------------------------------------------------------------------
Commercial, financial
   agricultural and other                      $  149,385      $   84,871      $   62,609      $    1,905
Real estate - construction                         40,338          27,182          11,737           1,419
Real estate - mortgage                            601,320         258,953         294,856          47,511
Consumer                                          111,520          14,834          90,523           6,163
---------------------------------------------------------------------------------------------------------
Total                                          $  902,563      $  385,840      $  459,725      $   56,998
=========================================================================================================
Loans due after one year with:
     Predetermined interest rates              $  499,633
     Floating or adjustable interest rates     $   17,090

ASSET QUALITY

     Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, First National Corporation has established credit and investment policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. At December 31, 2002 and 2001, the Company did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

     Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment portfolio, 99.5 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and taxfree securities having a rating of "A" or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. The Company maintains its loan portfolio in accordance with its established credit policies. Reflecting a more difficult economic climate, net loan charge-offs as a percentage of net average loans were .25 percent in 2002, compared to .19 percent in 2001 and .12 percent in 2000. See "Loans" for a discussion of the Company's charge-off and nonaccrual policies.

TABLE 7

NONACCRUAL AND PAST DUE LOANS

DECEMBER 31
(DOLLARS IN THOUSANDS)                              2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more                    $  1,729     $  1,561     $  1,838     $    729     $  1,426
Loans on a nonaccruing basis                         3,010        3,317        1,481        1,537        1,547
--------------------------------------------------------------------------------------------------------------
Total                                             $  4,739     $  4,878     $  3,319     $  2,266     $  2,973
==============================================================================================================



TABLE 8

SUMMARY OF LOAN
LOSS EXPERIENCE

DECEMBER 31
(DOLLARS IN THOUSANDS)                              2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses - January 1             $  9,818     $  8,922     $  7,886     $  6,934     $  6,246
--------------------------------------------------------------------------------------------------------------
Total charge-offs                                   (2,236)      (1,808)      (1,004)        (826)        (785)
Total recoveries                                       256          400          202          165          260
--------------------------------------------------------------------------------------------------------------
Net charge-offs                                     (1,980)      (1,408)        (802)        (661)        (525)
Provision for loan losses                            3,227        2,304        1,838        1,613        1,213
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses - December 31           $ 11,065     $  9,818     $  8,922     $  7,886     $  6,934
==============================================================================================================
Average loans - net of unearned income            $806,801     $743,602     $680,217     $541,434     $452,600
Ratio of net charge-offs to average
  loans - net of unearned income                       .25%         .19%         .12%         .12%         .12%

LOAN LOSS PROVISION

     The Company maintains an allowance for loan losses at a level which management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance utilizing its internal risk rating system, credit review and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

     The provision for loan losses for the year ended December 31, 2002 was $3,227,000, compared to $2,304,000 in 2001. The 40.1 percent increase in the provision was the result of an increase in net charge offs from $1,408,000 in 2001 to $1,980,000 in 2002, as well as strong loan growth year-to-year.

     The allowance for loan losses was $11,065,000 at December 31, 2002, or 1.23 percent of outstanding loans. At the end of 2001, the allowance was $9,818,000, or 1.28 percent of outstanding loans. Total charge offs were $2,236,000 in 2002, up from $1,808,000 in 2001. Recoveries were $256,000 in 2002, compared with $400,000 in the previous year. A summary of loan loss experience for the five years ending December 31, 2002 is provided in Table 8.

     Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2002 and December 31, 2001, other real estate owned was $1,051,000 and $798,000, respectively.

     The U.S. and South Carolina economies continue to show mixed signs of strength and weakness. In this continuing period of uncertainty, management anticipates that the Company will experience loan charge offs in the coming year at similar levels to those experienced in 2002. The Office of the Comptroller recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In its ongoing consideration of such factors, management considers the allowance for loan losses to be adequate.

LIQUIDITY

     Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity primarily means the consistent ability to meet loan and investments demands and deposit withdrawals. The Company has employed its funds in a manner to provide liquidity in both assets and liabilities sufficient to meet its cash needs.

     Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 36 percent of the investment portfolio matures in one year or less. This segment of the investment portfolio consists of U.S. Treasury securities, U.S. Agency securities and bank qualified municipal obligations. Loans and other investments are generally held for longer terms and not utilized for day-to-day operating needs.

     Increases in the Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

     The Company regularly obtains borrowed funds in the form of cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreement to repurchase arrangements. During 2002, the Company maintained a satisfactory level of liquidity through growth in interest-bearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

DERIVATIVES AND SECURITIES HELD FOR TRADING

     In January 1998, the Securities and Exchange Commission adopted rules that require more comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). The Company does not have financial derivatives, nor does it maintain a trading portfolio.

ASSET-LIABILITY MANAGEMENT AND MARKET RISK SENSITIVITY

     The Company's earnings or the value of its shareholders' equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of its financial instruments. The Company uses a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The earnings simulation model and gap analysis take into account the Company's contractual agreements with regard to investments, loans and deposits. Although the Company's simulation model is subject to the accuracy of the assumptions that underlie the process, the Company believes that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income while managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a good indicator of the degree of earnings risk the Company has, or may incur in future periods, arising from interest rate changes or other market risk factors.

     The Company's policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. The Company's policy limit for the maximum negative impact on net interest income from a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. The Company traditionally has maintained a risk position well within the policy guideline level. As of December 31, 2002, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 5.0 percent decrease in net interest income while a 200 basis point increase in rates over the same period would result in an approximate 0.4 percent decrease in interest income -- both as compared with a base case unchanged interest rate environment. These results indicate that the Company's rate sensitivity is essentially neutral to the indicated change in interest rates over a one-year horizon. The decrease in net interest income in the declining rate environment is attributable primarily to the current (base) extremely low level of interest rates. Certain key interest rates, such as the federal funds rate, would have to hypothetically move to zero percent in order to drop 200 basis points from current levels. In such a hypothetical case, the Company would not be able to lower certain deposit and liability rates to the same extent. Also, the model assumes that the Company's residential mortgage loans would quickly prepay in such an extreme rate environment -- thereby lowering interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors.

     As mentioned above, another (though less useful) indicator of interest rate risk exposure is the interest rate sensitivity gap and cumulative gap. Interest rate sensitivity gap analysis is based on the concept of comparing financial assets that reprice with financial liabilities that reprice within a stated time period. The time period in which a financial instrument is considered to be rate sensitive is determined by that instrument's first opportunity to reprice to a different interest rate. For variable rate products the period in which repricing occurs is contractually determined. For fixed rate products the repricing opportunity is deemed to occur at the instrument's maturity or call date, if applicable. For noninterest- bearing funding products, the "maturity" is based solely on a scheduled decay, or runoff, rate. When more assets than liabilities reprice within a given time period, a positive interest rate gap (or "asset sensitive" position) exists. Asset sensitive institutions may benefit in generally rising rate environments as assets reprice more quickly than liabilities. Conversely, when more liabilities than assets reprice within a given time period, a negative interest rate gap (or "liability sensitive" position) exists. Liability sensitive institutions may benefit in generally falling rate environments as funding sources reprice more quickly than earning assets. However, another shortfall of static gap analysis based solely on the timing of repricing opportunities is its lack of attention to the degree of magnitude of rate repricings of the various financial instruments.

     As shown in the gap analysis within Table 9 below, the Company has a greater dollar value of financial liabilities that are subject to repricing within a 12 month and 24 month time horizon than its financial assets subject to repricing. Thereafter, within successive 12-month time horizons, there are more financial assets than financial liabilities with repricing opportunities. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not addressed by a static gap analysis as presented in Table 9.

     The Company does not currently use interest rate swaps or other derivatives to modify the interest rate risk of its financial instruments.

     The following table provides information as of December 31, 2002 about the Company's financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Company to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

TABLE 9

FINANCIAL INSTRUMENTS THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES

                                                                                                                            FAIR
                                                                                                  THERE                     VALUE
(DOLLARS IN THOUSANDS)               2003        2004        2005        2006        2007         AFTER        TOTAL      12-31-02
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Financial assets:
  Loans, net of unearned income:
    Fixed Rate:
      Book Value                  $  158,022  $   86,534  $   84,189  $   76,121  $   72,582   $  147,210   $  624,658   $  650,519
      Average interest rate            7.08%       7.79%       7.61%       7.37%       6.81%        6.40%        7.09%
    Variable Rate:
      Book Value                  $  266,840  $       --  $       --  $       --  $       --   $       --   $  266,840   $  267,172
      Average interest rate            4.93%       0.00%       0.00%       0.00%       0.00%        0.00%        4.93%
  Securities held-to-maturity:
    Fixed Rate:
      Book Value                  $    3,592  $    4,732  $    5,774  $    6,558  $    3,932   $    8,623   $   33,211   $   35,044
      Average interest rate            7.39%       6.84%       7.00%       6.76%       6.76%        7.00%        6.94%
    Variable Rate:
      Book Value                          --          --          --          --          --           --           --           --
      Average interest rate            0.00%       0.00%       0.00%       0.00%       0.00%        0.00%        0.00%           --
  Securities available-for-sale:
    Fixed Rate:
      Book Value                  $   77,204  $   17,811  $    7,559  $    5,674  $    4,679   $   18,813   $  131,740   $  131,740
      Average interest rate            4.12%       4.60%       5.37%       5.63%       5.89%        5.67%        4.60%
    Variable Rate:
      Book Value                  $      334          --          --          --                       --   $      334   $      334
      Average interest rate            4.88%       0.00%       0.00%          --                       --        4.88%
  Other                           $       35          --          --          --          --           --   $       35   $       35
      Average interest rate            1.50%       0.00%       0.00%          --          --           --        1.50%
-----------------------------------------------------------------------------------------------------------------------------------
Total Financial Assets            $  506,027  $  109,077  $   97,522  $   88,353  $   81,193   $  174,646   $1,056,818   $1,084,844
-----------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
    Non-interest bearing-deposits $   23,711  $   17,950  $   17,950  $   17,950  $   17,950   $   54,075   $  149,586   $  141,123
      Average interest rate              N/A         N/A         N/A         N/A         N/A          N/A          N/A
    Interest-bearing
      savings and checking        $  169,924  $   55,791  $   55,791  $   55,791  $    9,057   $       --   $  346,354   $  345,483
      Average interest rate            0.76%       0.35%       0.35%       0.35%       0.33%        0.00%        0.55%           --
    Time deposits                 $  334,192  $   51,306  $    6,127  $      787  $    3,246   $    3,067   $  398,725   $  404,344
      Average interest rate            2.78%       3.58%       4.05%       4.95%       4.82%        5.20%        2.94%           --
    Federal funds purchased
      and securities sold under
      agreements to repurchase    $   88,616          --          --          --          --           --   $   88,616   $   88,616
      Average interest rate             .87%          --          --          --          --           --         .87%
    Notes payable                         --          --  $    7,000          --          --   $   42,500   $   49,500   $   53,029
      Average interest rate               --          --       4.79%          --          --        4.99%        4.96%
-----------------------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities       $  616,443  $  125,047  $   86,868  $   74,528  $   30,253   $   99,642   $1,032,781   $1,032,595
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap     $ (110,416) $  (15,970) $   10,654  $   13,825  $   50,940   $   75,004   $   24,037           --
Cumulative interest rate
  sensitivity gap                 $ (110,416) $ (126,386) $ (115,732) $ (101,907) $  (50,967)  $   24,037

DEPOSITS

     Customer deposits provide the Company with its primary source of funds for the continued growth of its loan and investment portfolios. Total deposits were $898,163,000 at December 31, 2002, an increase of $86,640,000, or 10.7 percent from $811,523,000 at the end of 2001. The 2001 balance was $53,947,000, or 7.1 percent, greater than deposits at year-end 2000. Noninterest bearing accounts grew by $16,406,000, or 12.6 percent, to $146,104,000 at the end of 2002.
Interest-bearing deposits were $752,059,000 at December 31, 2002, an increase of $70,234,000, or 10.3 percent, over the balance one year earlier.

     During 2002 average total deposits increased by $52,093,000, or 6.5 percent, to $855,223,000. Total average interest-bearing deposits grew by $31,717,000, or 4.6 percent, led by a $26,089,000, or 18.0 percent, increase in average interest-bearing transaction accounts. Noninterest-bearing demand accounts increased $20,376,000, or 17.3 percent. In 2001, total deposits averaged $803,130,000, an increase of $67,037,000, or 9.1 percent, compared with 2000. This increase was the result of growth in average interest-bearing deposits of $63,696,000, or 10.3 percent, accompanied by a $3,341,000, or 2.9 percent, increase in noninterest-bearing deposits.

     At December 31, 2002, the ratio of interest-bearing deposits to total deposits was 83.7 percent, or slightly less than the 84.0 percent ratio at December 31, 2001 and the 85.2 percent ratio at the end of 2000.

TABLE 10

MATURITY DISTRIBUTION OF CD'S OF $100,000 OR MORE

DECEMBER 31                                         2002               2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Within three months                               $ 48,982           $ 46,756
After three through six months                      35,579             32,263
After six through twelve months                     45,581             31,501
After twelve months                                 19,380              9,518
--------------------------------------------------------------------------------
Total                                             $149,522           $120,038
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

TABLE 11

DECEMBER 31                                 2002                 2001                 2000
(DOLLARS IN THOUSANDS)                AMOUNT    RATE       AMOUNT    RATE       AMOUNT    RATE
----------------------------------------------------------------------------------------------
At period-end:
     Federal funds purchased
       and securities sold under
       repurchase agreements         $88,616   0.82%      $66,617   1.52%      $65,948   5.78%
----------------------------------------------------------------------------------------------
     Other borrowings                 49,500   5.03%       49,500   5.03%       57,050   5.95%
----------------------------------------------------------------------------------------------
Average for the year:
     Federal funds purchased
       and securities sold under
       repurchase agreements and     $75,956   1.15%      $70,852   3.44%      $85,422   6.93%
----------------------------------------------------------------------------------------------
     Other borrowings                 49,500   5.03%       41,134   5.13%       32,759   5.65%
----------------------------------------------------------------------------------------------
Maximum month-end balance:
     Federal funds purchased
       and securities sold under
       repurchase agreements         $88,617              $91,820             $159,503
----------------------------------------------------------------------------------------------
     Other borrowings                 49,500               50,500               57,050
----------------------------------------------------------------------------------------------

CAPITAL AND DIVIDENDS

     A strong shareholders' equity base has provided First National Corporation with support for its banking operations and opportunities for growth, while ensuring sufficient resources to absorb the risks inherent in the business. As of December 31, 2002, shareholders' equity was $103,496,000, or 9.0 percent, of total assets. At year-end 2001 and 2000, shareholders' equity was $93,065,000, or 9.1 percent, and $84,936,000, or 8.8 percent, of total assets, respectively.

     The Company and its banking subsidiaries are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least 50 percent of total capital and total capital must be eight percent of risk-weighted assets. The Tier 1 capital ratio for First National Corporation was 11.67 percent at December 31, 2002, 12.32 percent at December 31, 2001 and 12.15 at the end of 2000. The total capital ratio for the Company was 12.92 percent, 13.57 percent and 13.40 percent for the years ended December 31, 2002, 2001 and 2000, respectively.

     As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution's composite rating as determined by its regulators. The leverage ratio for First National Corporation was 8.70 percent at December 31, 2002, 8.39 percent at December 31, 2001 and 8.27 percent at yearend 2000. The Company well exceeded all minimum ratio standards established by the regulatory agencies.

     First National Corporation pays dividends to shareholders from funds provided mainly by dividends from its subsidiary banks. Such bank dividends are subject to certain regulatory restrictions and require the approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of the banks' net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2002, $20,136,000 of the banks' retained earnings were available for distribution to the Company as dividends without prior regulatory approval.

     In 2002, First National Corporation made shareholder dividend payments of $4,420,000 as compared with $4,000,000 in 2001 and $3,801,000 in 2000. The dividend pay-out ratios were 31.74 percent, 32.63 percent and 36.09 percent for the years 2002, 2001 and 2000, respectively. Earnings that are retained continue to be utilized as a basis for loan and investment portfolio growth and in support of acquisition or other business expansion opportunities.

NONINTEREST INCOME AND EXPENSE

     Noninterest income provides a significant stable source of revenue for the Company that is especially important during a period of economic challenges, as has been the experience of the past two years. For the year ended December 31, 2002, noninterest income was $17,681,000, an increase of $4,001,000, or 29.2 percent, from 2001. In 2001, noninterest income was $13,680,000, which was $2,709,000, or 24.7 percent more than 2000. In 2002, noninterest income comprised 20.8 percent of total income from both interest and noninterest sources. For 2001 and 2000, noninterest income was 15.5 percent and 12.9 percent, respectively, of total interest and noninterest income.

     Service charges on deposit accounts were $10,899,000 in 2002, comprising
61.6 percent of total noninterest income, and representing a $3,149,000, or 40.6 percent, increase over 2001. This increase was mainly the result of strong deposit growth and new customer service programs initiated in the fourth quarter of 2001. For the year ended December 31, 2001, service charges on deposit accounts were $7,750,000, comprising 56.7 percent of income from all sources. This represented an increase of $392,000, or 5.3 percent from 2000 and resulted from deposit growth and pricing modifications.

     During 2002, other service charges and fees increased by $1,422,000, or
26.5 percent, to $6,782,000, compared with 2001. For the year 2001, other service charges and fees were up $1,747,000, or 48.4 percent, to $5,360,000, compared with 2000. The increases in both 2002 and 2001 were mainly attributable to higher origination fees earned on originations of fixed rate first mortgage loans sold into the secondary market. High loan production volumes spurred by low interest rates and enhancements to the Company's loan processing system were key drivers of these increases in both years.

     Further enhancing noninterest income in 2001, the Company recognized a $570,000 gain on the sale of equity securities. No gains or losses on disposition of securities-available-for-sale were recorded in either 2002 or 2000.

     Noninterest expense was $42,567,000 in 2002, an increase of $5,434,000, or
14.6 percent, from 2001. In 2001, noninterest expense was $37,133,000, an increase of $3,037,000, or 8.9 percent, compared with 2000.

     Salaries and employee benefits were the largest component of noninterest expense, comprising 56.7 percent and 53.2 percent of the category totals in 2002 and 2001, respectively. In 2002, salaries and employee benefits were $24,136,000, an increase of $4,379,000, or 22.2 percent, over 2001. The main contributors to the increase in 2002 were increased commission payments in connection with higher mortgage loan origination activity and higher staffing levels associated with branch additions and new departments. Salaries and employee benefits were $19,757,000 in 2001, an increase of $2,453,000, or 14.2 percent, from 2000. The higher expense in 2001 resulted again from higher commissions paid on increased mortgage loan originations compared with the previous year and management and administrative personnel additions. The Company employed 480 full-time equivalent employees at December 31, 2002, compared with 442 and 402 at the end of 2001 and 2000, respectively. Payments under a cash incentive plan covering all employees were $921,000 in 2002, $730,000 in 2001 and $843,000 in 2000.

     Net occupancy expense was $2,319,000, $2,053,000 and $1,989,000 for the years 2002, 2001 and 2000, respectively. The increase was 13.0 percent from 2001 to 2002 and 3.2 percent from 2000 to 2001. The larger increase in 2002 was the result of increased operating expenses associated with new banking facilities.

     Furniture and equipment expense was $3,858,000 in 2002, an increase of $135,000, or 3.6 percent, from 2001. The increase was mainly due to higher costs of leasing data processing and other equipment. In 2001, furniture and equipment expense was $3,723,000, an increase of $154,000, or 4.3 percent, compared with 2000. This increase was the result of higher equipment leasing costs and costs of equipment service contracts.

     For the year ended December 31, 2002, other expense was $12,254,000, an increase of $654,000, or 5.6 percent, from 2001. Variations in other expenses year-to-year included an increase of $613,000 in consulting fees, mainly attributable to new customer service programs; advertising and marketing costs of $415,000 associated with changing the names of the three banking affiliates to South Carolina Bank and Trust; an increase of $360,000 in facilities operating expenses, including communications, printing, supplies, and postage, in connection with new banking facilities; and a decrease of $495,000 in amortization of intangible assets. In 2001, other expense was $11,600,000, an increase of $366,000, or 3.3 percent, from 2000. Active marketing campaigns in 2001 increased advertising expenses by $626,000, while professional fees decreased by $565,000 from 2000, in which the Company incurred costs associated with a process reengineering study.

TABLE 12

QUARTERLY RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS)                           2002 QUARTERS                                  2001 QUARTERS
                                  -----------------------------------------       -----------------------------------------
                                   FOURTH      THIRD     SECOND     FIRST          FOURTH      THIRD     SECOND     FIRST
                                  --------   --------   --------   --------       --------   --------   --------   --------
Interest income                   $ 16,611   $ 17,419   $ 16,767   $ 16,690       $ 17,854   $ 18,865   $ 18,735   $ 19,018
Interest expense                     4,246      4,871      4,629      5,002          5,896      7,407      7,981      8,688
---------------------------------------------------------------------------------------------------------------------------
   Net interest income              12,365     12,548     12,138     11,688         11,958     11,458     10,754     10,330
---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses            1,208        884        644        491            915        693        404        292
Noninterest income                   5,099      4,327      4,104      4,151          3,660      3,173      3,862      2,985
Noninterest expense                 10,525     11,276     10,525     10,241         10,144      9,204      9,463      8,322
---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes        5,731      4,715      5,073      5,107          4,559      4,734      4,749      4,701
---------------------------------------------------------------------------------------------------------------------------
Income taxes                         1,931      1,460      1,670      1,731          1,568      1,643      1,650      1,625
---------------------------------------------------------------------------------------------------------------------------
   Net income                     $  3,800   $  3,255   $  3,403   $  3,376       $  2,991   $  3,091   $  3,099   $  3,076
===========================================================================================================================

CRITICAL ACCOUNTING POLICIES

     First National Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements. Certain of these policies involve significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. Different assumptions in the application of these policies could result in material changes in the Company's financial position and results of operations.

     The allowance for loan losses reflects the estimated losses that will result from the inability of the banks' borrowers to make required loan payments. In determining an appropriate level for the allowance, management identifies portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See "Loan Loss Provision" in this Management's Discussion and Analysis of Financial Condition and Results of Operations and "Allowance for Loan Losses" in Note 1 to the consolidated financial statements for further detailed descriptions of the Company's estimation process and methodology related to the allowance for loan losses.

     Intangible assets, included in other assets in the consolidated balance sheets, consist of goodwill and core deposit premium costs that resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that management believes reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Beginning January 1, 2002, goodwill is no longer amortized.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Derivatives and Securities Held for Trading" and "Asset-Liability Management and Market Risk Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

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

     The Company maintains a system of internal controls to reasonably assure the safeguarding of assets and proper execution of transactions according to management's directives. The control system consists of written policies and procedures, segregation of duties, and an internal audit program. Management is cognizant of the limitations of such controls, but feels reasonable assurance of effectiveness is achieved without extending costs beyond benefits derived.

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

     J. W. Hunt and Company, LLP independent auditors, has audited the financial statements and notes included in this Annual Report. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, and their opinion presents an objective evaluation of management's discharge of its responsibility to fairly present the financial statements of the Company. Their opinion is contained in their report below. All financial information appearing in this Annual Report is consistent with that in the audited financial statements.

First National Corporation
Columbia, South Carolina
January 17, 2003





REPORT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Shareholders and
 the Board of Directors
First National Corporation

     We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

J. W. Hunt and Company, LLP
Columbia, South Carolina
January 17, 2003

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except par value)
                                                              DECEMBER 31,
                                                           2002         2001
                                                           ----         ----
                                     ASSETS

Cash and cash equivalents:
  Cash and due from banks                               $   40,479   $   40,126
  Interest-bearing deposits with banks                          35           49
  Federal funds sold                                           --         1,000
--------------------------------------------------------------------------------
    Total cash and cash equivalents                         40,514       41,175
--------------------------------------------------------------------------------
Investment securities :
  Securities held-to-maturity (fair value of
    $35,044 in 2002 and $35,662 in 2001)                    33,211       35,014
  Securities available-for-sale, at fair value             131,740      154,919
--------------------------------------------------------------------------------
    Total investment securities                            164,951      189,933
--------------------------------------------------------------------------------
Loans held for sale                                         39,141       20,784
--------------------------------------------------------------------------------
Loans                                                      864,815      750,372
  Less unearned income                                      (1,393)      (2,292)
  Less allowance for loan losses                           (11,065)      (9,818)
--------------------------------------------------------------------------------
    Loans, net                                             852,357      738,262
--------------------------------------------------------------------------------
Premises and equipment, net                                 28,186       19,537
--------------------------------------------------------------------------------
Other assets                                                19,799       15,991
--------------------------------------------------------------------------------
    Total assets                                        $1,144,948   $1,025,682
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                   $  146,104   $  129,698
  Interest-bearing                                         752,059      681,825
--------------------------------------------------------------------------------
    Total deposits                                         898,163      811,523
Federal funds purchased and securities
  sold under agreements to repurchase                       88,616       66,617
Notes payable                                               49,500       49,500
Other liabilities                                            5,173        4,977
--------------------------------------------------------------------------------
    Total liabilities                                    1,041,452      932,617
--------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $2.50 par value, authorized
    40,000,000 shares, issued and outstanding
    7,673,339 shares in 2002 and 6,964,878
    shares in 2001                                          19,183       17,412
  Surplus                                                   62,423       46,016
  Retained earnings                                         20,071       28,485
  Accumulated other comprehensive income                     1,819        1,152
--------------------------------------------------------------------------------
Total shareholders' equity                                 103,496       93,065
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $1,144,948   $1,025,682
================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

                                                  YEAR ENDED DECEMBER 31,
                                              2002         2001         2000
                                              ----         ----         ----
Interest income:
  Loans, including fees                    $   58,119   $   63,196   $   61,284
  Investment securities:
    Taxable                                     7,307        8,980        9,252
    Tax-exempt                                  1,501        1,606        1,775
  Money market funds                              404          108          --
  Federal funds sold                              107          578        1,501
  Deposits with banks                              49            4           34
--------------------------------------------------------------------------------
    Total interest income                      67,487       74,472       73,846
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                     15,382       25,423       25,458
  Federal funds purchased and securities
    sold under agreements to repurchase           874        2,438        5,923
  Notes payable                                 2,492        2,111        1,851
--------------------------------------------------------------------------------
    Total interest expense                     18,748       29,972       33,232
--------------------------------------------------------------------------------
Net interest income:
  Net interest income                          48,739       44,500       40,614
  Provision for loan losses                     3,227        2,304        1,838
--------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                              45,512       42,196       38,776
--------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts          10,899        7,750        7,358
  Other service charges and fees                6,782        5,360        3,613
  Gain on sale of securities
    available-for-sale                            --           570          --
--------------------------------------------------------------------------------
    Total noninterest income                   17,681       13,680       10,971
--------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits               24,136       19,757       17,304
  Net occupancy expense                         2,319        2,053        1,989
  Furniture and equipment expense               3,858        3,723        3,569
  Other expense                                12,254       11,600       11,234
--------------------------------------------------------------------------------
    Total noninterest expense                  42,567       37,133       34,096
--------------------------------------------------------------------------------
Earnings:
  Income before provision for income taxes     20,626       18,743       15,651
  Provision for income taxes                    6,792        6,486        5,118
--------------------------------------------------------------------------------
    Net income                             $   13,834   $   12,257   $   10,533
================================================================================
Earnings per share
  Basic                                    $     1.80   $     1.59   $     1.36
================================================================================
  Diluted                                  $     1.79   $     1.59   $     1.36
================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars, except per share data)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                   COMMON STOCK                       RETAINED   COMPREHENSIVE
                                                SHARES       AMOUNT      SURPLUS      EARNINGS   INCOME (LOSS)   TOTAL
                                                ------       ------      -------      --------   -------------   -----
Balance, December 31, 1999                     7,041,101   $   17,603   $   47,666   $   13,496   $   (2,946)  $   75,819
Comprehensive income:
  Net income                                         --           --           --        10,533          --        10,533
  Change in net unrealized gain on
    securities available-for-sale, net of
    tax effects                                      --           --           --           --         2,599        2,599
                                                                                                               ----------
      Total comprehensive income                                                                                   13,132
                                                                                                               ----------
Cash dividends declared at $.54 per share            --           --           --        (3,801)         --        (3,801)
                                                                                                               ----------
Common stock repurchased                         (14,200)         (36)        (178)         --           --          (214)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     7,026,901       17,567       47,488       20,228         (347)      84,936
                                                                                                               ----------
Comprehensive income:
  Net income                                         --           --           --        12,257          --        12,257
  Change in net unrealized gain on
    securities available-for-sale, net
    of reclassification adjustments and
    tax effects                                      --           --           --           --         1,499        1,499
                                                                                                               ----------
      Total comprehensive income                                                                                   13,756
                                                                                                               ----------
Cash dividends declared at $.57 per share            --           --           --        (4,000)         --        (4,000)
                                                                                                               ----------
Stock options exercised                           76,230          191          700          --           --           891
                                                                                                               ----------
Common stock repurchased                        (138,253)        (346)      (2,172)         --           --        (2,518)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     6,964,878       17,412       46,016       28,485        1,152       93,065
                                                                                                               ----------
Comprehensive income:
  Net income                                         --           --           --        13,834          --        13,834
  Change in net unrealized gain on
    securities available-for-sale, net
      of tax effects                                 --           --           --           --           667          667
                                                                                                               ----------
    Total comprehensive income                                                                                     14,501
                                                                                                               ----------
Cash dividends declared at $.59 per share            --           --           --        (4,420)         --        (4,420)
                                                                                                               ----------
Stock options exercised                            4,300           11           67          --           --            78
                                                                                                               ----------
Employee stock purchases                           3,776            9           72          --           --            81
                                                                                                               ----------
Restricted stock awards                           17,000           43          413          --           --           456
                                                                                                               ----------
Common stock repurchased                         (12,402)         (31)        (234)         --           --          (265)
                                                                                                               ----------
Common stock dividend of 10%, record date,
    November 22, 2002                            695,787        1,739       16,089      (17,828)         --           --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                     7,673,339   $   19,183   $   62,423   $   20,071   $    1,819   $  103,496
==========================================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                    YEAR ENDED DECEMBER 31,
Cash flows from operating activities:            2002         2001         2000
                                                 ----         ----         ----
 Net income                                   $   13,834   $   12,257   $   10,533
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                  2,005        2,439        2,646
    Provision for loan losses                      3,227        2,304        1,838
    Deferred income taxes                           (109)        (465)        (344)
    Gain on sale of securities
     available-for-sale                              --          (570)         --
    Loss on sale of premises and equipment             4           17          --
    Net amortization (accretion) of
     investment securities                           962          189          (92)
    Originations of loans held for sale         (206,919)    (194,060)      (1,359)
    Proceeds from sales of loans held
     for sale                                    188,556      174,635          --
    Net change in:
     Accrued interest receivable                     667        1,569       (1,571)
     Prepaid assets                                 (771)         582       (1,087)
     Miscellaneous other assets                   (3,978)        (405)      (1,079)
     Accrued interest payable                       (687)      (1,312)       1,150
     Accrued income taxes                             95          244          710
     Miscellaneous other liabilities                 690          772         (754)
-----------------------------------------------------------------------------------
     Net cash provided (used) by
      operating activities                        (2,424)      (1,804)      10,591
-----------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of investment
  securities available-for-sale                      --        14,044       12,973
 Proceeds from maturities of investment
  securities held-to-maturity                      2,807        3,459       10,793
 Proceeds from maturities of investment
  securities available-for-sale                  277,106      172,001       24,135
 Purchases of investment securities
  held-to-maturity                                (1,073)         --        (2,169)
 Purchases of investment securities
  available-for-sale                            (253,744)    (193,450)     (29,141)
 Net increase in customer loans                 (117,537)     (22,198)    (118,152)
 Recoveries on loans previously charged off          256          400          202
 Purchases of premises and equipment             (10,773)      (4,997)      (2,331)
 Proceeds from sale of premises and equipment        187          280           29
-----------------------------------------------------------------------------------
   Net cash used by investing activities        (102,806)     (30,461)    (103,661)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in demand deposits                  86,640       53,948       67,911
 Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                        21,999          668      (10,452)
 Proceeds from issuance of debt                      --        54,500      166,000
 Repayment of debt                                   --       (62,050)    (135,700)
 Common stock issuance                               537          --           --
 Common stock repurchase                            (265)      (2,518)        (214)
 Dividends paid                                   (4,420)      (4,000)      (3,801)
 Stock options exercised                              78          891          --
-----------------------------------------------------------------------------------
   Net cash provided by financing activities     104,569       41,439       83,744
-----------------------------------------------------------------------------------

(In thousands of dollars)

                                                    YEAR ENDED DECEMBER 31,
                                                 2002         2001         2000
                                                 ----         ----         ----
Net increase (decrease) in cash and
  cash equivalents                            $     (661)  $    9,174   $   (9,326)
Cash and cash equivalents at beginning
  of year                                         41,175       32,001       41,327
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year      $   40,514   $   41,175   $   32,001
===================================================================================

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
  Interest                                    $   18,282   $   31,685   $   32,083
===================================================================================
  Income taxes                                $    6,705   $    6,715   $    4,882
===================================================================================
Schedule of Noncash Investing Transactions:
Real estate acquired in full or partial
  settlement of loans                         $    1,051   $      798   $      848
===================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

First National Corporation (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., South Carolina Bank and Trust of the Pee Dee, N.A. (the "Banks"), and CreditSouth Financial Services Corporation ("CreditSouth"). The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America. The Banks provide general banking services while CreditSouth provides consumer finance services. All services are provided within the State of South Carolina ("South Carolina").

On December 1, 2002, South Carolina Bank and Trust, N.A. acquired the majority of the consumer loan portfolio and related assets of CreditSouth and assumed the continuing lending activities of that entity. Thereafter, CreditSouth ceased active lending programs and focused on servicing a retained portfolio of loans that were delinquent at the time of the acquisition.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of First National Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SEGMENTS:

The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Company's decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to be more than one reportable operating segment.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, and valuation of deferred tax assets. In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiaries' allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

The Company's subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions within South Carolina and the surrounding region.

The Company considers concentrations of credit to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of equity.

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

A loan is considered impaired when, in management's judgement, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Those loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual credit card, residential mortgage, overdraft protection, home equity lines, accounts receivable financing, and consumer installment loans for impairment disclosures.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

PREMISES AND EQUIPMENT:

Office equipment, furnishings, and buildings are stated at cost less accumulated depreciation computed principally on the declining-balance and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Additions to premises and equipment and major replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.

INTANGIBLE ASSETS:

Intangible assets consist primarily of goodwill and core deposit premium costs which resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed. Core deposits premium costs are being amortized over the estimated useful lives of the deposit accounts acquired on a method which reasonably approximates the anticipated benefit stream from the accounts. Beginning January 1, 2002, goodwill is no longer amortized (See RECENT ACCOUNTING PRONOUNCEMENTS).

EMPLOYEE BENEFIT PLANS:

A summary of the Company's various employee benefit plans follows:

PENSION PLAN - The Company and its subsidiaries have a non-contributory defined benefit pension plan covering all employees who have attained age twenty-one and have completed one year of eligible service. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards.

PROFIT-SHARING PLAN - The Company and its subsidiaries have a profit-sharing plan, including Internal Revenue Code

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

RETIREE MEDICAL PLAN - Post-retirement health and life insurance benefits are provided to eligible employees which is limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2002, and the liability for future benefits has been recorded in the consolidated financial statements.

EMPLOYEE STOCK PURCHASE PLAN - The Company has registered 300,000 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed one year of service. The price at which common stock may be purchased for each quarterly option period is the lessor of 85 percent of the fair market value of the common stock on the date of the grant of the option period, or 85 percent of the fair market value of the common stock on the exercise date of the option period.

CASH AND CASH EQUIVALENTS:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods.

INCOME TAXES:

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, consumer loan income, accretion income, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return with its subsidiaries.

ADVERTISING COSTS:

The cost of advertising is expensed as incurred.

STOCK COMPENSATION PLANS:

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, allows all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See NOTE 17.)

EARNINGS PER SHARE:

Basic earnings per share represents income available to shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.

COMPREHENSIVE INCOME (LOSS):

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. (See NOTE 13.)

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. This Statement also requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Although SFAS No. 141 will impact the accounting for any future business combinations, it had no effect on the Corporation's financial position or results of operations in 2002 or 2001.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS No. 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years. In addition, any intangible asset classified as goodwill under SFAS No. 142 is subject to a transitional impairment test prior to June 30, 2002. The Company adopted SFAS No. 142 effective January 1, 2002. See NOTE 6 for details regarding the effect of implementation of SFAS No. 142 on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires that an entity recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation of the provisions of this statement did not have a material effect on the Company's earnings or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The provisions of SFAS 145 will be effective for the Company in 2003. The Company does not believe that SFAS 145 will have a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 will be effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a significant impact on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation ("FIN") No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to business combinations. The Company adopted the provisions of SFAS No. 147 in the fourth quarter of 2002. The adoption of SFAS No. 147 did not have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stockbased compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. (See NOTE 17)

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees and requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require the Company to make payments to a guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. The adoption of the disclosure provisions of FIN No. 45 as of December 31, 2002 had no significant impact on the Company's financial position or results of operations. Management does not believe the adoption of the Interpretation's measurement and recognition provisions will have a significant impact on future operations of the Company.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation does not apply to securitization structures that are qualified special purpose entities as defined within SFAS No. 140. Management does not feel that adoption of this Interpretation will have a significant impact on future operations of the Company.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.


NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS:

The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2002, was approximately $9,148,000.

At December 31, 2002, the Company and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $3,047,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 3 - INVESTMENT SECURITIES:

The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 2002 and 2001:

                                                         2002

                                                   GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
(In thousands of dollars)
Securities of U. S. Government
  agencies and corporations           $     51   $    --    $    --    $     51
Obligations of states
  and political subdivisions            33,160      1,836         (3)    34,993
--------------------------------------------------------------------------------
Total                                 $ 33,211   $  1,836   $     (3)  $ 35,044
================================================================================

                                                         2001

                                                   GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
(In thousands of dollars)
Securities of other U. S.
  Government agencies and
  corporations                        $    247   $      4   $    --    $    251
Obligations of states and
  political subdivisions                34,767        722        (78)    35,411
--------------------------------------------------------------------------------
Total                                 $ 35,014   $    726   $    (78)  $ 35,662
================================================================================

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 2002 and 2001:
                                                         2002

                                                   GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
(In thousands of dollars)
U. S. Treasury securities             $    --    $    --    $    --    $    --
  Securities of other
U. S. Government agencies
  and corporations                     117,656      2,901         (4)  $120,553
Other securities                        11,096         97         (6)    11,187
--------------------------------------------------------------------------------
Total                                 $128,752   $  2,998   $    (10)  $131,740
================================================================================

                                                        2001

                                                   GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
(In thousands of dollars)
U. S. Treasury securities             $  8,523   $    121   $    --    $  8,644
  Securities of other
U. S. Government agencies
  and corporations                     135,639      1,764        (54)   137,349
Other securities                         8,899         72        (45)     8,926
--------------------------------------------------------------------------------
Total                                 $153,061   $  1,957   $    (99)  $154,919
================================================================================

The amortized cost and fair value of debt securities at December 31, 2002 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          SECURITIES            SECURITIES
                                       HELD-TO-MATURITY     AVAILABLE-FOR-SALE
                                      AMORTIZED    FAIR     AMORTIZED    FAIR
                                        COST       VALUE      COST       VALUE
                                        ----       -----      ----       -----
(In thousands of dollars)
Due in one year or less               $  3,277   $  3,310   $ 55,799   $ 56,275
Due after one year through
  five years                            22,172     23,438     58,136     60,371
Due after five years through
  ten years                              7,762      8,296      3,721      3,905
Due after ten years                        --         --         --         --
--------------------------------------------------------------------------------
  Subtotal                              33,211     35,044    117,656    120,551
No contractual maturity                    --         --      11,189     11,189
--------------------------------------------------------------------------------
Total                                 $ 33,211   $ 35,044   $128,845   $131,740
================================================================================

Held-to-maturity securities with a carrying value of $3,000,000 were transferred to the available for sale category in 2000. There were no sales or transfers of held-to-maturity securities during 2002 or 2001.

The following table summarizes information with respect to sale of available-for-sale securities:
                                              YEAR ENDED DECEMBER 31,
                                         2002          2001          2000
                                         ----          ----          ----
Sale proceeds                         $      --    $13,998,000   $12,973,000
================================================================================
Gross realized gains                  $      --    $   597,000   $    20,000

Gross realized losses                        --         27,000        20,000
--------------------------------------------------------------------------------
Net realized gain                     $      --    $   570,000   $       --
================================================================================

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

At December 31, 2002 and 2001, investment securities with a carrying value of $70,045,000 and $57,882,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2002 and 2001, the carrying amount of securities pledged to secure repurchase agreements was $73,179,000 and $47,877,000, respectively.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 2002 and 2001:

                                                              2002       2001
                                                              ----       ----
(In thousands of dollars)
Commercial, financial and agricultural                      $149,385   $118,819
Real estate - construction                                    40,338     37,709
Real estate - mortgage                                       562,179    475,110
Consumer                                                     112,913    118,734
--------------------------------------------------------------------------------
  Total loans                                                864,815    750,372
================================================================================
Less, unearned income                                          1,393      2,292
Less, allowance for loan losses                               11,065      9,818
--------------------------------------------------------------------------------
  Loans, net                                                $852,357   $738,262
================================================================================

Changes in the allowance for loan losses for the three years ended December 31, 2002, were as follows:
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Balance at beginning of year                     $  9,818   $  8,922   $  7,886
Loans charged-off                                  (2,236)    (1,808)    (1,004)
Recoveries of loans previously charged-off            256        400        202
--------------------------------------------------------------------------------
  Balance before provision for loan losses          7,838      7,514      7,084

Provision for loan losses                           3,227      2,304      1,838
--------------------------------------------------------------------------------
Balance at end of year                           $ 11,065   $  9,818   $  8,922
================================================================================

The aggregate amount of non-accrual loans at the end of each of the last five years is as follows: 2002 - $2,776,000; 2001 - $3,317,000; 2000 - $1,481,000;
1999 - $1,537,000; and 1998 - $1,067,000. Interest income which was foregone was an immaterial amount for each of the three years ended December 31, 2002. There were no restructured loans at December 31, 2002 and 2001.

Included in the balance sheet under the caption "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $1,051,000 and $798,000 at December 31, 2002 and 2001, respectively.

There were no impaired loans at December 31, 2002 and 2001.


NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, consisted of the following:

                                              USEFUL LIFE      2002       2001
                                              -----------      ----       ----
(In thousands of dollars)
Land                                                        $  3,408   $  2,453
Buildings and leasehold improvements          15-40 years     26,646     19,450
Equipment and furnishings                      5-10 years     12,609     10,818
--------------------------------------------------------------------------------
  Total                                                       42,663     32,721
Less, accumulated depreciation                                14,477     13,184
--------------------------------------------------------------------------------
  Premises and equipment, net                               $ 28,186   $ 19,537
================================================================================

Depreciation expense charged to operations was $1,467,000, $1,474,000, and $1,684,000, in 2002, 2001, and 2000, respectively.

The Company has commitments related to capital projects primarily for the purpose of constructing new administrative and branch facilities. At December 31, 2002, outstanding commitments on these projects totaled approximately $2,328,000.

Computer software with an original cost of $2,020,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $333,000, $241,000, $173,000 for the years ended December 31, 2002, 2001, and
2000, respectively.

NOTE 6 - INTANGIBLE ASSETS:

As a result of the adoption of SFAS 142, the Company ceased amortization of its $2,363,000 of goodwill as of January 1, 2002. The Company has completed the required transitional impairment testing required by SFAS No. 142, and has determined that there is no impairment of goodwill.

The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31, 2002 and 2001:

                                                             2002        2001
                                                             ----        ----
Gross carrying amount                                    $5,538,000  $5,538,000
Accumulated amortization                                 (4,414,000) (4,195,000)

Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

                               Year ending December 31:
                                        2003                $191,000
                                        2004                 173,000
                                        2005                 155,000
                                        2006                 138,000
                                        2007                 120,000

The following table presents actual results for the year ended December 31, 2002, and adjusted net income and adjusted earnings per share for the years ended December 31, 2001 and 2000, assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2000:

                                                   2002       2001       2000
                                                   ----       ----       ----
Reported net income                              $ 13,834   $ 12,257   $ 10,533
Add back:
  Goodwill amortization                               --         199        215
--------------------------------------------------------------------------------
    Adjusted net income                          $ 13,834   $ 12,456   $ 10,748
================================================================================

Basic earnings per share:
  Reported net income                            $   1.80   $   1.59   $   1.36
  Add back:
    Goodwill amortization                             --         .02        .03
--------------------------------------------------------------------------------
    Adjusted net income                          $   1.80   $   1.61   $   1.39
================================================================================

Diluted earnings per share:
  Reported net income                            $   1.79   $   1.59   $   1.36
  Add back:
    Goodwill amortization                             --         .02        .02
--------------------------------------------------------------------------------
    Adjusted net income                          $   1.79   $   1.61   $   1.38
================================================================================


NOTE 7 - DEPOSITS:

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $149,522,000 and $120,038,000, respectively.

At December 31, 2002, the scheduled maturities of time of deposits are as follows:
                              (In thousands of dollars)
                                        2003                $335,258
                                        2004                  51,305
                                        2005                   6,127
                                        2006                     786
                                        2007                   4,639
                                     Thereafter                1,674
                                                            --------
                                                            $399,789
                                                            ========

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
         REPURCHASE:

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date but may have maturities as long as nine months. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis. All securities underlying these agreements are institution-owned securities. Information concerning federal funds purchased and securities sold under agreements to repurchase is included in Table 11 of Management's Discussion and Analysis of Financial Condition and Results of Operations.


NOTE 9 - NOTES PAYABLE:

The Banks have entered into advance (borrowing) agreements with the FHLB of Atlanta. Advances under these agreements are collateralized by stock in the FHLB of Atlanta, and qualifying first mortgage loans under a blanket floating lien. A summary of advances during the years ended December 31, 2002 and 2001, is as follows (dollars in thousands):

                                                              2002       2001
                                                              ----       ----
Advances outstanding at December 31                         $ 49,500   $ 49,500
================================================================================
Maximum amount outstanding at any month-end                   49,500     57,050
================================================================================
Average amount outstanding during the year                    49,500     41,134
================================================================================
Weighted-average interest rate at December 31                  5.03%      5.03%
================================================================================
Weighted-average interest rate during the year                 5.03%      5.13%
================================================================================

Principal maturities of FHLB advances are summarized below:

                             Years 2003 through 2005         $    --
                             Year 2006                          7,000
                             Thereafter                        42,500
                                                             --------
                                                             $ 49,500
                                                             ========

NOTE 10 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Current:
  Federal                                        $  6,308   $  6,346   $  4,961
  State                                               593        605        501
--------------------------------------------------------------------------------
    Total current tax expense                       6,901      6,951      5,462
--------------------------------------------------------------------------------
Deferred:
  Federal                                             (67)      (419)      (313)
  State                                               (42)       (46)       (31)
--------------------------------------------------------------------------------
Total deferred tax benefit                           (109)      (465)      (344)
--------------------------------------------------------------------------------
Provision for income taxes                       $  6,792   $  6,486   $  5,118
--------------------------------------------------------------------------------

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax benefits as follows:
                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
-------------------------
Provision for loan losses                        $   (611)  $   (401)  $   (322)
Pension cost and post-retirement benefits              35         44         48
Consumer loan income                                  (33)        26         35
Depreciation                                          399        (56)       (49)
Other                                                 101        (78)       (56)
--------------------------------------------------------------------------------
  Total                                          $   (109)  $   (465)  $   (344)
================================================================================

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% (34% in 2000) to income before provision for income taxes, as indicated in the following analysis:

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Income taxes at federal statutory rate           $  7,219   $  6,560   $  5,321
Increase (reduction) of taxes resulting from:
  State income taxes, net of federal
    tax benefit                                       401        393        331
  Tax-exempt interest income                         (589)      (608)      (642)
  Other, net                                         (239)       141        108
--------------------------------------------------------------------------------
    Provision for income taxes                   $  6,792   $  6,486   $  5,118
================================================================================

The components of the net deferred tax asset, included in other assets, are as follows:
                                                              2002       2001
                                                              ----       ----
(In thousands of dollars)
Allowance for loan losses                                   $  3,967   $  3,355
Post-retirement benefits                                         113         87
Intangible assets                                                390        473
Start-up expenses                                                 19         44
State net operating loss carry forward                            60         53
--------------------------------------------------------------------------------
    Total deferred tax assets                                  4,549      4,012
--------------------------------------------------------------------------------
Depreciation                                                   1,090        692
Unrealized gains on investment securities available-for-sale   1,115        706
Consumer loan income                                             269        303
Bond discount accretion                                           19         44
Pension plan                                                     410        331
--------------------------------------------------------------------------------
Total deferred tax liabilities                                 2,903      2,076
--------------------------------------------------------------------------------
    Net deferred tax asset before valuation allowance          1,646      1,936
    Less valuation allowance                                     (64)       (55)
--------------------------------------------------------------------------------
    Net deferred tax asset                                  $  1,582   $  1,881
================================================================================

At December 31, 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $1,195,000 available to offset future state taxable income. The carryforwards expire in the years 2010 to 2017. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 11 - OTHER EXPENSE:

The following is a summary of the components of other noninterest expense:

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Telephone and postage                            $  1,389   $  1,169   $  1,078
Professional fees                                   1,727      1,089      1,654
Office supplies                                       969        807        869
Advertising                                         1,519      1,464        835
Amortization                                          562        965        963
Regulatory fees                                       701        621        556
Insurance                                             204        178         96
Other                                               5,183      5,307      5,183
--------------------------------------------------------------------------------
    Total                                        $ 12,254   $ 11,600   $ 11,234
================================================================================


NOTE 12 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
Numerator:
  Net income - numerator for basic
    and diluted earnings per share               $ 13,834   $ 12,257   $ 10,533
--------------------------------------------------------------------------------
Denominator:
  Denominator for basic earnings per share -
    weighted-average shares outstanding             7,664      7,712      7,742

  Effect of dilutive securities:
    Employee stock options                             59         12         32
--------------------------------------------------------------------------------
  Dilutive potential shares:

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                  7,723      7,724      7,774
--------------------------------------------------------------------------------
Basic earnings per share                         $   1.80   $   1.59   $   1.36
--------------------------------------------------------------------------------
Diluted earnings per share                       $   1.79   $   1.59   $   1.36
--------------------------------------------------------------------------------

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

                                               2002                 2001
                                               ----                 ----
Number of shares                              7,000               101,000
--------------------------------------------------------------------------------
Range of exercise prices                $25.45 to $25.91      $18.75 to $28.00

NOTE 13 - OTHER COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects are as follows:
                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
Unrealized holding gains on
  available-for-sale securities                  $  1,130   $  2,408   $  4,126
Tax effect                                           (463)      (909)    (1,527)
--------------------------------------------------------------------------------
Net-of-tax amount                                $    667   $  1,499   $  2,599
================================================================================


NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Company from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2002, $20,136,000 of the Banks' retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may loan to the Company unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Company in the form of loans or advances was approximately $19,690,000 at December 31, 2002.


NOTE 15 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31, 2002 and 2001:
                                                              2002       2001
                                                              ----       ----
(In thousands of dollars)
Change in benefit obligation:
  Benefit obligation at beginning of year                   $  8,172   $  8,372
  Service cost                                                   472        391
  Interest cost                                                  579        530
  Actuarial (loss)                                               678       (868)
  Benefits paid                                                 (273)      (253)
--------------------------------------------------------------------------------
  Benefit obligation at end of year                            9,628      8,172
--------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year               8,011      7,954
  Actual return on plan assets                                  (197)      (134)
  Employer contribution                                          500        444
  Benefits paid                                                 (273)      (253)
--------------------------------------------------------------------------------
  Fair value of plan assets at end of year                     8,041      8,011
--------------------------------------------------------------------------------
Funded status                                                 (1,587)      (161)
Unrecognized net actuarial loss                                2,696      1,210
Unrecognized prior service cost                                    5          6
--------------------------------------------------------------------------------
Prepaid benefit cost                                        $  1,114   $  1,055
================================================================================

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
Weighted-average assumptions as of December 31:
  Discount rate                                     7.25%      7.50%      7.50%
  Expected return on plan assets                    8.00%      8.00%      8.00%
  Rate of compensation increase                     5.00%      5.00%      5.00%

(In thousands of dollars)
  Service cost                                   $    472   $    391   $    473
  Interest cost                                       579        530        560
  Expected return on plan assets                     (650)      (633)      (628)
  Amortization of prior service cost                    1          1          1
  Recognized net actuarial gain/loss                   39        --         --
  Amortization of transition asset                    --         (28)       (33)
--------------------------------------------------------------------------------
    Net periodic benefit cost                    $    441   $    261   $    373
================================================================================


Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:
                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Pension                                          $    441   $    261   $    373
Profit-sharing                                        265        224        233
--------------------------------------------------------------------------------
    Total                                        $    706   $    485   $    606
================================================================================


NOTE 16 - POST-RETIREMENT BENEFITS:

The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31, 2002 and 2001:
                                                              2002       2001
                                                              ----       ----
(In thousands of dollars)
Change in benefit obligation:
  Benefit obligation at beginning of year                   $    494   $    519
  Interest cost                                                   38         34
  Actuarial gain loss                                             76        (30)
  Benefits paid                                                  (48)       (29)
--------------------------------------------------------------------------------
  Benefit obligation at end of year                              560        494
--------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year                 --         --
  Employer contribution                                           48         29
  Benefits paid                                                  (48)       (29)
--------------------------------------------------------------------------------
  Fair value of plan assets at end of year                       --         --
--------------------------------------------------------------------------------
Funded status                                                   (560)      (494)
Unrecognized net actuarial gain                                  (13)       (89)
Unrecognized transition obligation                               315        347
--------------------------------------------------------------------------------
Accrued benefit cost                                        $   (258)  $   (236)
================================================================================

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
Weighted-average assumptions as of December 31:
    Discount rate                                   6.75%      7.50%      7.50%
    Expected return on plan assets                   N/A        N/A        N/A

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and beyond.

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Components of net periodic benefit cost:
  Interest cost                                  $     38   $     35   $     37
  Amortization of transition obligation                31         32         32
  Recognized net actuarial gain                       --          (4)        (1)
--------------------------------------------------------------------------------
    Net periodic benefit cost                    $     69   $     63   $     68
================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A onepercentage- point change in assumed health care cost trend rates would have the following effects at the end of 2002:
                                         1-PERCENTAGE-         1-PERCENTAGE-
                                        POINT INCREASE        POINT DECREASE
                                        --------------        --------------
Effect on total of service and
  interest cost components                 $  3,445              $ (3,026)
Effect on post-retirement benefit
  obligation                                 54,536               (47,771)



NOTE 17 - STOCK-BASED COMPENSATION PLANS:

During 1996 and 1999, Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant , and thereafter become exercisable in 25% increments over the next four years. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000, and the plan has since terminated. No options may be granted under the 1999 plan after May 31, 2009.

Activity in the Company's stock option plans is summarized in the following table. All information has been retroactively restated for stock dividends and stock splits.

                                              2002                  2001                  2000
                                              ----                  ----                  ----
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                       SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                       ------     -----      ------     -----      ------     -----
Outstanding, January 1                 171,820   $  17.81    213,620   $  15.74    145,189   $  13.40
Granted                                 76,560   $  21.22     69,080   $  14.18     79,695   $  19.42
Exercised                               (4,730)  $  16.36    (83,853)  $  10.63        --    $    --
Expired                                (19,745)  $  20.16    (27,027)  $  14.34    (11,264)  $  11.57
                                      --------              --------              --------
Outstanding, December 31               223,905   $  17.73    171,820   $  17.81    213,620   $  15.74
                                      ========              ========              ========
Exercisable, December 31                82,498   $  18.92    147,434   $  17.58    174,380   $  14.71
                                      ========              ========              ========
Weighted-average fair value of
 options granted during the year      $   5.59              $   4.44              $   4.32
                                      ========              ========              ========

Information pertaining to options outstanding at December 31, 2002, is as follows:

                                           OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                           -------------------         -------------------
                                                 WEIGHTED
                                                 AVERAGE    WEIGHTED              WEIGHTED
                                                REMAINING   AVERAGE               AVERAGE
RANGE OF EXERCISE                      NUMBER  CONTRACTUAL  EXERCISE    NUMBER    EXERCISE
    PRICES                          OUTSTANDING    LIFE      PRICE   OUTSTANDING   PRICE
    ------                          -----------    ----      -----   -----------   -----
$ 12.10 - $ 17.55                      138,215   8.2 years  $  15.67     31,864   $  15.27
$ 19.92 - $ 25.91                       85,690   5.4 years  $  21.03     50,634   $  21.22
                                      --------                         --------
                                       223,905   7.1 years               82,498
                                      ========                         ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                                YEAR ENDED DECEMBER 31,
                                              2002       2001        2000
                                              ----       ----        ----
Dividend yield                                 2.63%       3.0%        4.1%
Expected life                               10 years   10 years   5-10 years
Expected volatility                            30.0%      29.0%       26.0%
Risk-free interest rate                       3.820%     5.032%  4.972%-5.106%

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:
                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars, except per share data)
Net income, as reported                          $ 13,834   $ 12,257   $ 10,533
Less, total stock-based employee compensation
  expense determined under the fair value based
  method, net of related tax effects                  231        402        441
--------------------------------------------------------------------------------
Pro forma net income                             $ 13,603   $ 11,855   $ 10,092
================================================================================
Earnings per share:
  Basic - as reported                            $   1.80   $   1.59   $   1.36
  Basic - pro forma                              $   1.77   $   1.54   $   1.30

  Diluted - as reported                          $   1.79   $   1.59   $   1.36
  Dilutged - pro forma                           $   1.76   $   1.53   $   1.30

The Company has entered into Restricted Stock Agreements with several of its senior executive officers. All agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the officers will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the officer. Under these arrangements, the chief executive officer was granted 13,175 restricted shares in a prior year with a weighted average fair value of $5.76 per share at the date of grant. The shares granted vest free of restrictions as follows: 25% in 1999, 25% in 2001 and 50% in 2003. During 2002, six executive officers were granted 18,700 shares with a weighted average fair value of $6.84 per share at the date of grant. These shares vest free of restrictions as follows: 25% in 2005, 25% in 2007 and 50% in 2009. In January 2003, one executive officer received a grant of 2,000 shares with a weighted average fair value of $6.18 per share. These shares vest free of restrictions as follows: 25% in 2006, 25% in 2008 and 50% in 2010.


NOTE 18 - STOCK REPURCHASE PROGRAM:

In 2000, the Company's Board of Directors authorized a repurchase program to acquire up to 160,000 shares of its outstanding common stock. In March 2003, the repurchase authorization was increased to 250,000 shares. During the years ended December 31, 2002, 2001 and 2000, the Company repurchased 12,402, 138,253, and 14,200 shares at a cost of $265,000, $2,518,000, and $214,000, respectively.


NOTE 19 - LEASE COMMITMENTS:

The Company's subsidiaries were obligated at December 31, 2002, under certain noncancelable operating leases extending to the year 2013 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events.

Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(In thousands of dollars)     YEAR ENDING DECEMBER 31,
                                        2003                $  1,156
                                        2004                     433
                                        2005                     353
                                        2006                     268
                                        2007                     238
                                        Later years            1,243
                                                            --------
                                        Total               $  3,691
                                                            ========

Total rental expense for the years ended December 31, 2002, 2001, and 2000 was $2,678,000, $2,344,000, and $2,102,000, respectively.


NOTE 20 - CONTINGENT LIABILITIES:

The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.


NOTE 21 - RELATED PARTY TRANSACTIONS:

During 2002 and 2001, the Company's banking subsidiaries had loan and deposit relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $25,122,000 and $10,604,000 at December 31, 2002 and 2001, respectively. During 2002, $19,850,000 of new loans were made to this group while repayments of $11,361,000 were received during the year. Related party deposits totaled approximately $16,927,000 and $10,581,000 at December 31, 2002 and 2001, respectively.

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

The Company's subsidiaries are parties to credit related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the subsidiaries have in particular classes of financial instruments.

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:
                                                   2002       2001
                                                   ----       ----
(In thousands of dollars)
Commitments to extend credit                     $208,193   $167,307
================================================================================
Standby letters of credit and
financial guarantees                             $  4,232   $  1,928
================================================================================

COMMITMENTS TO EXTEND CREDIT:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The banking subsidiaries evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiaries are committed.

STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES:

Standby letters of credit and financial guarantees are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those letters of credit and guarantees are primarily issued to support public and private borrowing arrangements. Essentially all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.


NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS:

The carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES:

Securities available-for-sale, excluding Federal Reserve Bank and Federal Home Loan Bank Stock, are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Securities held-to-maturity are valued at quoted market prices or dealer quotes. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

LOANS:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

DEPOSIT LIABILITIES:

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The fair value of federal funds purchased and securities sold under agreements to repurchase is estimated based on the current rates offered for borrowings of the same remaining maturities.

NOTES PAYABLE:

The carrying amount of short-term borrowings is a reasonable estimate of fair value. The fair value of long-term borrowings is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of instruments.

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

The estimated fair values and related carrying amounts of the Company's financial instruments at December 31, 2002 and 2001, are as follows:

                                             2002                  2001
                                             ----                  ----
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT      VALUE     AMOUNT      VALUE
                                       ------      -----     ------      -----
(In thousands of dollars)
Financial assets:
  Cash and cash
    equivalents                       $ 40,514   $ 40,514   $ 41,175   $ 41,175
  Investment securities                164,951    166,784    189,933    190,581
  Loans:
    Loans and loans held for sale      902,563    928,756    768,864    798,729
    Less, allowance for loan
      losses                           (11,065)   (11,065)   ( 9,818)   ( 9,818)
        Net loans                      891,498    917,691    759,046    788,911
Financial liabilities:
  Deposits                             898,163    890,950    811,523    801,576
  Federal funds purchased
    and securities sold under
    agreements to repurchase            88,616     88,616     66,617     66,617
  Notes payable                         49,500     53,029     49,500     49,842
Unrecognized financial
  instruments:
    Commitments to extend credit       208,193    214,235    167,305    170,651
    Standby letters of credit            4,232      4,232      1,928      1,928


NOTE 24 - REGULATORY MATTERS:

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet-items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2002 and 2001, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

As of their most recent regulatory examinations, the Company and its subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the institutions' category.

Actual capital amounts and ratios are also presented in the table.

                                                                                             MINIMUM TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                         MINIMUM CAPITAL      PROMPT CORRECTIVE
(In thousands of dollars)                              ACTUAL              REQUIREMENT        ACTION PROVISIONS
                                                 ---------------------------------------------------------------
                                                  AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                  ------     -----      ------     -----      ------     -----
At December 31, 2002:
  Total capital (to risk weighted assets):
    Consolidated                                 $108,593     12.92%   $ 64,843      8.00%   $ 84,053     10.00%
    South Carolina Bank and Trust, N.A.            82,282     12.12%     57,627      8.00%     72,034     10.00%
    South Carolina Bank and Trust
      of the Piedmont, N.A.                        11,014     12.57%      7,012      8.00%      8,766     10.00%
    South Carolina Bank and Trust
      of the PeeDee, N.A.                           5,669     13.85%      3,275      8.00%      4,094     10.00%
  Tier I capital (to risk weighted assets):
    Consolidated                                 $ 98,079     11.67%   $ 33,621      4.00%   $ 50,426      6.00%
    South Carolina Bank and Trust, N.A.            78,276     10.87%     28,814      4.00%     42,221      6.00%
    South Carolina Bank and Trust
      of the Piedmont, N.A.                         9,917     11.31%      3,506      4.00%      5,259      6.00%
    South Carolina Bank and Trust
      of the PeeDee, N.A.                           5,157     12.60%      1,620      4.00%      2,429      6.00%
  Tier I capital (to average assets):
    Consolidated                                 $ 98,079      8.70%   $ 45,098      4.00%   $ 56,372      5.00%
    South Carolina Bank and Trust, N.A.            78,276      8.23%     38,041      4.00%     47,552      5.00%
    South Carolina Bank and Trust
      of the Piedmont, N.A.                         9,917      8.15%      4,866      4.00%      6,082      5.00%
    South Carolina Bank and Trust
      of the PeeDee, N.A.                           5,157     10.43%      1,978      4.00%      2,473      5.00%

At December 31, 2001:
    Consolidated                                 $ 96,419     13.57%   $ 56,842      8.00%   $ 71,053     10.00%
    South Carolina Bank and Trust, N.A.            79,544     13.18%     48,282      8.00%     60,352     10.00%
    South Carolina Bank and Trust
      of the Piedmont, N.A.                         9,661     14.45%      5,349      8.00%      6,685     10.00%
    South Carolina Bank and Trust
      of the PeeDee, N.A                            4,277     11.73%      2,917      8.00%      3,646     10.00%
  Tier I capital (to risk weighted assets):
    Consolidated                                 $ 87,526     12.32%   $ 28,418      4.00%   $ 42,626      6.00%
    South Carolina Bank and Trust, N.A.            71,970     11.92%     24,151      4.00%     36,227      6.00%
    South Carolina Bank and Trust
      of the Piedmont, N.A.                         8,823     13.20%      2,674      4.00%      4,010      6.00%
    South Carolina Bank and Trust
      of the PeeDee, N.A                            3,821     10.48%      1,458      4.00%      2,188      6.00%
  Tier I capital (to average assets):
    Consolidated                                 $ 87,526      8.39%   $ 41,729      4.00%   $ 52,160      5.00%
    South Carolina Bank and Trust, N.A.            71,970      8.30%     34,684      4.00%     43,355      5.00%
    South Carolina Bank and Trust
      of the Piedmont, N.A.                         8,823      7.49%      4,712      4.00%      5,890      5.00%
    South Carolina Bank and Trust
      of the PeeDee, N.A                            3,821      7.64%      2,001      4.00%      2,501      5.00%

NOTE 25 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY:

Financial information pertaining only to First National Corporation is as follows:
                                                                DECEMBER 31,
                                                              2002       2001
                                                              ----       ----
(In thousands of dollars)
Balance Sheets
Assets:
  Cash                                                      $  2,686   $    --
  Investment securities available-for-sale                       414      2,371
  Investment in subsidiaries                                  98,453     89,740
  Loans                                                        1,054         50
  Premises and equipment                                          39        356
  Other assets                                                   922        806
--------------------------------------------------------------------------------
    Total assets                                            $103,568   $ 93,323
================================================================================

                                                                DECEMBER 31,
                                                              2002       2001
                                                              ----       ----
(In thousands of dollars)
Liabilities                                                 $     72   $    258
Shareholders' equity                                         103,496     93,065
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity              $103,568   $ 93,323
================================================================================



                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Statements of Income

Income:
  Dividends from subsidiaries                    $  6,891   $  4,001   $  5,801
  Gain on sale of securities available-for-sale       --         569        --
  Interest and dividends                               52        102        197
--------------------------------------------------------------------------------
    Total income                                    6,943      4,672      5,998
Operating expenses                                    258        692        292
--------------------------------------------------------------------------------
Income before income tax benefit and equity in
  undistributed earnings of subsidiaries            6,685      3,980      5,706
Applicable income tax benefit                          75          8         36
Equity in undistributed earnings of
  subsidiaries                                      7,074      8,269      4,791
--------------------------------------------------------------------------------
    Net income                                   $ 13,834   $ 12,257   $ 10,533
================================================================================

                                                     YEAR ENDED DECEMBER 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
(In thousands of dollars)
Statements of Cash Flows

  Cash flows from operating activities:
    Net income                                   $ 13,834   $ 12,257   $ 10,533
    Adjustments to reconcile net income
      to net cash provided by operating
        activities:
      Depreciation and amortization                    14         14         16
      Premium amortization (discount accretion)        39        (72)     ( 152)
      Gain on sale of securities
        available-for-sale                            --        (569)       --
      Increase in other assets                         56         (3)      (231)
      Increase in other liabilities                  (379)       246        --
      Undistributed earnings of subsidiaries       (7,074)    (8,269)    (4,791)
--------------------------------------------------------------------------------
      Net cash provided by operating activities     6,490      3,604      5,375
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sales of investment
    securities available-for-sale                     --         583        --
  Proceeds from maturities of investment
    securities available-for-sale                   8,000      7,234      6,265
  Purchases of investment securities
    available-for-sale                             (6,034)    (6,147)    (6,235)
  Loan to subsidiary                               (1,004)       --         --
  Purchases of premises and equipment                 --         --        (301)
  Proceeds from sale of premises and equipment        304        --         --
  Investment in subsidiaries                       (1,000)       --      (2,000)
--------------------------------------------------------------------------------
    Net cash provided (used) by investing
      activities                                      266      1,670     (2,271)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of debt                                   --         --         --
  Cash dividends paid                              (4,420)    (4,000)    (3,801)
  Common stock issuance                               537        --         --
  Common stock redeemed                              (265)    (2,518)      (214)
  Stock options exercised                              78        891        --
--------------------------------------------------------------------------------
    Net cash used by financing activities          (4,070)    (5,627)    (4,015)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                       2,686       (353)      (911)
Cash and cash equivalents at beginning
  of year                                             --         353      1,264
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year         $  2,686   $    --    $    353
================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information under the caption "Election of Directors" on page 4 and "Section 16
(a) Beneficial Ownership Reporting Compliance" on page 15 of the definitive proxy statement of the Company to be filed in connection with the Company's 2003 Annual Meeting of the Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Executive Compensation," "Employment Agreement," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Defined Benefit Pension Plan," and "Election of Directors - Compensation of Directors" on pages 5, 7 through 10, 12, and 15 of the definitive proxy statement of the Company to be filed in connection with the Company's 2003 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of December 31, 2002, relating to securities authorized for issuance under the Company's equity compensation plans:

                                                                                  Number of securities
                                                                                   remaining available
                                                                                   for future issuance
                                     Number of securities                             under equity
                                       to be issued upon     Weighted-average      compensation plans
                                          exercise of       exercise price of    (excluding securities
                                      outstanding options,  outstanding options,  reflected in column
Plan category                         warrants and rights   warrants and rights            (a))
------------------------------------------------------------------------------------------------------
                                              (a)                   (b)                    (c)
------------------------------------------------------------------------------------------------------
Equity compensation
  plans approved by                         222,970               $17.72                 254,045
  security holders

Equity compensation
  plans not approved                         None                   --                     --
  by security holders

Other information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" on page 3 of the definitive proxy statement of the Company to be filed in connection with the Company's 2003 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 14 of the definitive proxy statement of the Company to be filed in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements Filed:
          First National Corporation and Subsidiaries
          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     2.   Financial Schedules Filed: None

     3.   Exhibits

          Exhibit No.    Description of Exhibit

              3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3 filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996 and Exhibits 3.1 and 3.2 filed with the Registrant's Form 8-K filed on May 23, 1997).

              3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-K for the year ended December 31, 1995).

             10.1* First National Corporation Executive Incentive Compensation Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

             10.2 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692).

             10.3* First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders).

             10.4* Employment Agreement between the Registrant and C. John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995).

             10.5* First National Corporation 1999 Stock Option Plan (incorporated by reference to Registrant's Registration Statement From S-8, Registration No. 333-33092)

             10.6* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Robert R. Hill, Jr. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-86922))

             10.7* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Thomas S. Camp (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-86922))

             10.8* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and John C. Pollock (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-86922))

             10.9* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Richard C. Mathis (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-86922))

             10.10* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and A. Loran Adams. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-86922))

             10.11* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-86922))

             10.12* First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-9014))

             10.13* Restricted Stock Agreement, effective as of January 2, 2003, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-103707))

             13          2002 Annual Report to Shareholders

             21 Subsidiaries of the Registrant (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052).

             23          Consent of J. W. Hunt and Company, LLP.

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2000, Signed by Chief Executive Officer.

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer.




* Denotes a management compensatory plan or arrangement.

(b) No reports were filed on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 20th day of March, 2003.


                                      FIRST NATIONAL CORPORATION

                                      By /S/ C. John Hipp, III
                                         ---------------------------------------
                                         C. John Hipp, III

President and Chief Executive Officer Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 20, 2003.


                                      /S/ C. John Hipp, III
                                      ------------------------------------------
                                      C. John Hipp, III
                                      President and Chief Executive Officer

                                      /S/ Richard C. Mathis
                                      ------------------------------------------
                                      Richard C. Mathis
                                      Executive Vice President and Chief
                                      Financial Officer

                                      /S/ John L. Phillips
                                      ------------------------------------------
                                      John L. Phillips
                                      Senior Vice President and Corporate
                                      Controller

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

                                      /S/ Thomas E. Suggs
                                      ------------------------------------------
                                      Thomas E. Suggs
                                      Director

                                      /S/ A. Dewall Waters
                                      ------------------------------------------
                                      A. Dewall Waters
                                      Director

                                      /S/ John W. Williamson, III
                                      ------------------------------------------
                                      John W. Williamson, III
                                      Director

                                      /S/ Cathy Cox Yeadon
                                      ------------------------------------------
                                      Cathy Cox Yeadon
                                      Director

                                  CERTIFICATION

I, C. John Hipp, III, Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of First National
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ C. John Hipp, III
-------------------------
Chief Executive Officer
Date: March 20, 2003

                                  CERTIFICATION

I, Richard C. Mathis, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of First National
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard C. Mathis
-------------------------
Chief Financial Officer
Date: March 20, 2003

                                  EXHIBIT INDEX



          Exhibit No.    Description of Exhibit
          -----------    ----------------------

             13          2002 Annual Report to Shareholders

             23          Consent of J. W. Hunt and Company, LLP.

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer.

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer.