Form 10-Q
period 2003-03-31
FIRST NATIONAL CORP /SC/
filed 2003-05-15
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number: 9-13663

                           FIRST NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           SOUTH CAROLINA                                 57-0799315
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                     Identification No.)

 520 GERVAIS STREET, COLUMBIA, SOUTH CAROLINA                 29201
   (Address of principal executive offices)                (Zip code)

                                 (803) 277-2175
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period, that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ( X ) No ( )

Indicate the number of shares outstanding of each of issuer's class of securities:

             Class                       Outstanding as of March 31, 2003
  Common Stock, $2.50 par value                      7,678,934

                           FIRST NATIONAL CORPORATION

                                      INDEX


Part I:  Financial Information

            Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets -
                    March 31, 2003 and December 31, 2002

                    Condensed Consolidated Statements of Changes
                    In Shareholders' Equity -
                    Three Months Ended
                    March 31, 2003 and 2002

                    Condensed Consolidated Statements of Income -
                    Three Months Ended
                    March 31, 2003 and 2002

                    Condensed Consolidated Statements of Cash Flows - Three Months Ended
                    March 31, 2003 and 2002

                    Notes to Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations

            Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002

            Item 4 - Controls and Procedures

Part II:    Other Information

            Item 1 - Legal Proceedings

            Item 6 - Exhibits and Reports on Form 8-K

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    FIRST NATIONAL CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
                            (In thousands of dollars, except par value)


                                                                         03/31/03     12/31/2002
                                                                        (Unaudited)     (Note 1)
                                                                      -----------------------------

                                              ASSETS
                                              ------

Cash and cash equivalents:
   Cash and due from banks                                                   $36,296       $40,479
   Interest-bearing deposits with banks                                           30            35
   Federal funds sold and securities
       purchased under agreements to resell                                   12,350             -
   Money market funds                                                         25,500             -
                                                                      -----------------------------
               Total cash and cash equivalents                                74,176        40,514
                                                                      -----------------------------
Investment securities:
   Held-to-maturity (fair value of $34,207 in 2003
      and $35,044 in 2002)                                                    32,337        33,211
   Available-for-sale                                                        132,393       131,740
                                                                      -----------------------------
               Total investment securities                                   164,730       164,951
                                                                      -----------------------------
Loans held for sale                                                           31,393        39,141
                                                                      -----------------------------
Loans                                                                        882,583       864,815
   Less, unearned income                                                      (1,200)       (1,393)
   Less, allowance for loan losses                                           (11,233)      (11,065)
                                                                      -----------------------------
               Loans, net                                                    870,150       852,357
                                                                      -----------------------------
Premises and equipment, net                                                   30,984        28,186
                                                                      -----------------------------
Other assets                                                                  21,508        19,799
                                                                      -----------------------------

                Total assets                                              $1,192,941    $1,144,948
                                                                      =============================

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------

Deposits:
   Noninterest-bearing                                                      $177,207      $146,104
   Interest-bearing                                                          764,198       752,059
                                                                      -----------------------------
               Total deposits                                                941,405       898,163
Federal funds purchased and securities
   sold under agreements to repurchase                                        90,044        88,616
Notes payable                                                                 49,500        49,500
Other liabilities                                                              6,344         5,173
                                                                      -----------------------------
               Total liabilities                                           1,087,293     1,041,452
                                                                      -----------------------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,678,934 and 6,952,976 shares                   19,197        19,183
   Surplus                                                                    62,527        62,423
   Retained earnings                                                          22,264        20,071
   Accumulated other comprehensive income                                      1,660         1,819
                                                                      -----------------------------
               Total shareholders' equity                                    105,648       103,496
                                                                      -----------------------------

               Total liabilities and shareholders' equity                 $1,192,941    $1,144,948
                                                                      =============================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
              -----------------------------------------------------------------------


                                               FIRST NATIONAL CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                       ------------------------------------------
                                                       (Unaudited)
                                                 (Dollars in thousands)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                     COMMON STOCK                  RETAINED  COMPREHENSIVE
                                                ----------------------
                                                  SHARES     AMOUNT     SURPLUS    EARNINGS  INCOME (LOSS)     TOTAL
                                                -------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                       6,964,878    $17,412    $46,016     $28,485        $1,152       $93,065
                                                                                                           --------------

Comprehensive income:
   Net income                                            -          -          -       3,376             -         3,376
   Change in net unrealized gain (loss) on
     securities available-for-sale, net of tax
      effects                                            -          -          -           -          (861)         (861)
                                                                                                           --------------
                    Total comprehensive income                                                                     2,515
                                                                                                           --------------
Cash dividends declared at $.15 per share                -          -          -      (1,044)            -        (1,044)
Exercised stock options                                500          1          8           -             -             9
Repurchase of common stock                         (12,402)       (31)      (234)          -             -          (265)
                                                -------------------------------------------------------------------------

BALANCE, MARCH 31, 2002                          6,952,976    $17,382    $45,790     $30,817          $291       $94,280
                                                =========================================================================


BALANCE, DECEMBER 31, 2002                       7,673,339     19,183     62,423      20,071         1,819       103,496
                                                                                                           --------------

Comprehensive income:
   Net income                                            -          -                  3,421             -         3,421
   Change in net unrealized gain (loss) on
    securities
     available-for-sale, net of tax effects              -          -                      -          (159)         (159)
                                                                                                           --------------
                    Total comprehensive income                                                                     3,262
                                                                                                           --------------
Cash dividends declared at $.16 per share                -          -                 (1,228)            -        (1,228)
                                                                                                           --------------
Exercised stock options                              1,348          3         19           -             -            22
                                                                                                           --------------
Employee stock purchases                             2,247          6         41           -             -            47
                                                                                                           --------------
Restricted stock awards                              2,000          5         44           -             -            49
                                                                                                           --------------
Repurchase of common stock                               -          -          -           -             -             -
                                                -------------------------------------------------------------------------

BALANCE, MARCH 31, 2003                          7,678,934    $19,197    $62,527     $22,264        $1,660      $105,648
                                                =========================================================================

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                         -----------------------------------------------------------------------

                                    FIRST NATIONAL CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           -------------------------------------------
                                           (Unaudited)
                         (In thousands of dollars, except per share data)

                                                                        Three Months Ended
                                                                 ------------------------------
                                                                    3/31/2003        3/31/2002
                                                                 ------------------------------

Interest income:
   Loans, including fees                                              $14,632          $14,119
   Investment securities:
      Taxable                                                           1,329            2,012
      Tax-exempt                                                          368              421
   Federal funds sold and securities
      purchased under agreements to resell                                 55               45
   Money market funds                                                      36               93
                                                                 ------------------------------
            Total interest income                                      16,420           16,690
                                                                 ------------------------------
Interest expense:
   Deposits                                                             3,289            4,163
   Federal funds purchased and securities
      sold under agreements to repurchase                                 169              227
   Long-term debt                                                         615              612
                                                                 ------------------------------
            Total interest expense                                      4,073            5,002
                                                                 ------------------------------
Net interest income:
   Net interest income                                                 12,347           11,688
   Provision for loan losses                                              839              491
                                                                 ------------------------------
            Net interest income after provision for loan losses        11,508           11,197
                                                                 ------------------------------
Noninterest income:
   Service charges on deposit accounts                                  2,867            2,409
   Other service charges and fees                                       2,467            1,742
                                                                 ------------------------------
            Total noninterest income                                    5,334            4,151
                                                                 ------------------------------
Noninterest expense:
   Salaries and employee benefits                                       6,710            5,569
   Net occupancy expense                                                  660              572
   Furniture and equipment expense                                      1,021              997
   Other expense                                                        3,238            3,103
                                                                 ------------------------------
            Total noninterest expense                                  11,629           10,241
                                                                 ------------------------------
Earnings:
   Income before provision for income taxes                             5,213            5,107
   Provision for income taxes                                           1,792            1,731
                                                                 ------------------------------

            Net income                                                 $3,421           $3,376
                                                                 ==============================

Earnings per share:
   Basic                                                               $0.446           $0.441
                                                                 ==============================

   Diluted                                                             $0.442           $0.439
                                                                 ==============================

   Cash dividends per common share                                     $0.160           $0.136
                                                                 ==============================

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
             -----------------------------------------------------------------------


                                FIRST NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                        (Unaudited)
                                 (In thousands of dollars)
                                                                      Three Months Ended
                                                                   ------------------------
                                                                     3/31/2003   3/31/2002
                                                                   ------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $3,421      $3,376
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                     526         339
         Provision for loan losses                                         823         491
         Net amortization of investment securities                         214         197
         Originations of loans held for sale                           (96,624)    (46,935)
         Proceeds from sale of loans held for sale                     104,372      56,604
         Net change in:
            Miscellaneous other assets                                  (1,721)     (1,098)
            Miscellaneous other liabilities                              1,171       2,953
                                                                   ------------------------
               Net cash provided by operating activities                12,182      15,927
                                                                   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale           -       5,000
   Proceeds from maturities of investment securities held to
    maturity                                                               857       1,921
   Proceeds from maturities of investment securities available-for-
    sale                                                                36,659      30,352
   Purchases of investment securities available-for-sale               (37,749)    (27,055)
   Purchases of investment securities held-to maturity                       -        (811)
   Net (increase) decrease in customer loans                           (18,744)      2,333
   Recoveries of loans previously charged off                              128          41
   Purchases of premises and equipment                                  (3,230)     (2,129)
                                                                   ------------------------
               Net cash provided (used) by investing activities        (22,079)      9,652
                                                                   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits                                      43,241      23,815
   Net increase  in federal funds purchased
      and securities sold under agreements to repurchase                 1,428      12,062
   Common stock issuance                                                   118           9
   Common stock repurchase                                                   -        (265)
   Dividends paid                                                       (1,228)     (1,044)
                                                                   ------------------------
               Net cash provided by financing activities                43,559      34,577
                                                                   ------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              $33,662     $60,156

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        40,514      41,175
                                                                   ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $74,176    $101,331
                                                                   ========================


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
          -----------------------------------------------------------------------

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation under the guidance of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. (See NOTE 5)

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS also amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS 149 should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Management is currently evaluating what impact the adoption of SFAS 149 will have on the Company's financial position and results of operations.

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three months ended March 31, 2003 and 2002 are as follows:

                                     3/31/2003       3/31/2002
                                     ---------       ---------

Basic                                7,673,581       7,653,020

Diluted                              7,732,209       7,683,461

Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 2003, commitments to extend credit and standby letters of credit totaled $ 256,959,000. The Company does not anticipate any material losses as a result of these transactions.

Note 5 - Stock-Based Compensation:

During 1999 and 1996, Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, and thereafter become exercisable in 25% increments over the next four years. No stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of March 31, 2003):

                                                                    Three Months Ended
                                                                 -------------------------
(In thousands of dollars, except per share data)                 3/31/2003       3/31/2002
                                                                 ---------       ---------

 Net income, as reported                                          $ 3,421         $ 3,376
 Less, total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects                                                          57              35
                                                                 --------         -------

 Pro forma net income                                             $ 3,364         $ 3,341
                                                                 ========         =======
 Earnings per share:
  Basic - as reported                                              $ 0.45          $ 0.44
  Basic - pro forma                                                $ 0.44          $ 0.44

  Diluted - as reported                                            $ 0.44          $ 0.44
  Diluted - pro forma                                              $ 0.44          $ 0.43

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                         Three Months Ended
                                         ------------------
                                     3/31/2003        3/31/2002
                                     ---------        ---------
Dividend yield                         2.55%            2.63%
Expected life                         10 years         10 years
Expected volatility                    30.0%            30.0%
Risk-free interest rate                3.82%            3.82%

                           FIRST NATIONAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to the financial statements contained in this report. For further information refer to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in First National Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

    First National Corporation (the "Company") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932, 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996, 100 percent of South Carolina Bank and Trust of the Pee Dee, National Association, a national bank which opened for business in 1998, and 100 percent of CreditSouth Financial Services Corporation, a consumer finance company which opened for business in 1998. In December 2002, South Carolina Bank and Trust, National Association, acquired the majority of the consumer loan portfolio and related assets of CreditSouth Financial Services Corporation and assumed the continuing lending activities of that entity. Thereafter, CreditSouth Financial Services Corporation discontinued its lending business and focused on servicing its retained portfolio of loans that were delinquent at the time of the acquisition. During the first quarter of 2003, the Company announced plans to merge South Carolina Bank and Trust of the Pee Dee, N.A. with South Carolina Bank and Trust, N.A. This transaction is expected to occur early in the third quarter of 2003. The Company engages in no significant operations other than the ownership of its subsidiaries.

    Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, correspondent banking services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loan portfolio is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans or deposits.

    For the first quarter of 2003, the Company had consolidated net income of $3,421,000, an increase of 1.3 percent over the $3,376,000 earned in the first quarter of 2002. Diluted earnings per share were $0.44 for the first quarters of 2002 and 2003. Annualized returns on average assets and average shareholders' equity for the three months ended March 31, 2003 were 1.20 percent and 13.23 percent, respectively, compared to 1.32 percent and 14.49 percent, respectively, for the first quarter of 2002.

NET INTEREST INCOME

    For the first quarter of 2003, net interest income was $12,347,000, an increase of $659,000, or 5.6 percent, over $11,688,000 for the same period in 2002. This increase was largely the result of significantly lower rates paid on interest-bearing liabilities in the first three months of 2003, as compared with the first quarter of 2002.

    The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. Comparing the first three months of 2003 and 2002, yields on earning assets declined more rapidly than interest rates paid on interest-bearing liabilities. For the three months ended March 31, 2003, the yield on earning assets was 5.74 percent, as compared with 6.82 percent during the same period in 2002, a decrease of 108 basis points. For the same comparative periods, the cost of interest-bearing liabilities used to support these assets decreased 66 basis points from 2.47 percent in 2002 to 1.81 percent in 2003. The taxable equivalent net interest margin decreased 23 basis points from 4.94 percent in the first quarter of 2002 to 4.71 percent for the first quarter of 2003. The ability of depository institutions to sustain current net interest margin levels will likely continue to be influenced by the low interest rate environment, economic conditions and international events.

    Loans comprise the Company's largest category of earning assets. As of March 31, 2003, loans outstanding, net of unearned income, were $881,383,000, compared with $863,422,000 at December 31, 2002. This represents an increase of $17,961,000 or 2.1 percent, with significant growth in commercial real estate, commercial, residential mortgage, and home equity loan categories. For the quarter ended March 31, 2003, interest and fees on loans were $14,632,000, compared with $14,119,000 for the comparable period in 2002, an increase of $513,000, or 3.6 percent. This increase was the result of strong loan demand, offsetting sharply lower interest rates.

   For the three months ended March 31, 2003, loans averaged $899,614,000 and decreased in yield by 93 basis points to 6.51 percent on a taxable equivalent basis, compared to $758,600,000 with a taxable equivalent yield of 7.44 for the same period in 2002.

    Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At March 31, 2003, investment securities were $164,730,000, compared to $164,951,000 at December 31, 2002. The composition of the portfolio remained relatively consistent during the first three months of 2003, with a continued bias toward shorter maturities in the continuing low rate environment. The portfolio at the end of the first quarter of 2003 included $36,454,000 of short-term investments in U.S. government agency securities.

    For the quarter ended March 31, 2003, interest earned on investment securities was $1,697,000, compared with $2,433,000 for the comparable period in 2002. This decrease of $829,000, or 32.8 percent was mainly the result of significantly lower yields in 2003 and a cautious bias toward shorter-term securities. For the first three months of 2003, investment securities averaged $163,171,000 with a yield of 4.11 percent on a taxable equivalent basis, compared to an average of $187,676,000 and yield of 5.19 percent for the first quarter of 2002.

    There were no gains or losses on sales of securities during the first quarters of 2003 and 2002. As of March 31, 2003, the Company had unrealized gains of $1,870,000 and $2,523,000, respectively, in the held-to-maturity and available-for-sale securities portfolio segments.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade this segment of the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment opportunities.

   As of March 31, 2003, the Company held $25,500,000 in money market funds, compared with $44,000,000 one year earlier. These short-term investments averaged $12,234,000 for the first three months of 2003 and earned $36,000. During the first three months of 2002, money market funds averaged $21,228,000, earning $93,000.

    During the first three months of 2003, interest-bearing liabilities averaged $898,671,000 with an average rate of 1.81 percent. This compares to an average balance of $809,773,000 and rate of 2.47 percent for same period in 2002, reflecting a decrease of 66 basis points. At March 31, 2003, approximately 44 percent of interest-bearing liabilities had fixed rates and were expected to renew at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended March 31, 2003 was $839,000, compared with $491,000 for the first quarter of 2002, an increase of
70.9 percent. The provision has increased to accommodate significant loan growth and a higher level of charge-offs. The allowance for loan losses was $11,233,000, or 1.27 percent, of loans, net of unearned income, at March 31, 2003 and $11,065,000, or 1.28 percent, of outstanding loans at December 31, 2002. The current allowance provides 1.96 times coverage of period end nonperforming loans, which totaled $5,722,000, or 0.65 percent, of period end loans. The allowance for loan losses also provides approximately four times coverage of first quarter annualized net charge-offs. Net charge-offs for the first quarter were $671,000, or an annualized 0.30 percent of average loans, net of unearned income. In the prior year, net charge offs were $508,000, or an annualized 0.27 percent, of first quarter average loans.

    As the U.S. and South Carolina economies continue to show mixed signs of strength and weakness, management anticipates that charge offs in 2003 will continue at levels similar to those experienced in recent periods.

    Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

    Other real estate owned includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of March 31, 2003, other real estate owned was $495,000, compared with $657,000 at the end of the first quarter of 2002.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the first quarter of 2003 was $5,334,000, compared with $4,151,000 for the same period in 2002, an increase of $1,183,000, or 28.5 percent. The 2003 results were attributable to increases in service charges on deposit accounts of $458,000, or 19.0 percent and other service charges and fees of $725,000, or 41.6 percent. In the latter category, secondary market mortgage fee income was the main contributor, increasing 60.7 percent, from $899,000 in the first quarter of 2002 to $1,445,000 in the first three months of 2003.

    Noninterest expense for the first quarter of 2003 was $11,629,000, an increase of $1,388,000, or 13.6 percent, from $10,241,000 for the same period in the previous year. Salaries and employee benefits increased $1,141,000, or 20.5 percent, to $6,710,000 from the first quarter of 2002 to the first quarter of 2003. In year-to-year first quarter comparisons, net occupancy expense rose 15.4 percent, from $572,000 in 2002 to $660,000 in 2003. Other expense was $3,238,000 in the first quarter of 2003, an increase of $135,000, or 4.4 percent, from the first quarter of 2002. Contributing to these increases were higher staffing levels in support of the Company's growth and expansion into new markets; planned higher levels of salaries and benefits; and incentive payments associated with both increased staffing levels and sharply higher loan production, especially originations of consumer mortgage loans. Additional expenses were incurred in the first quarter of 2003 in connection with the January relocation of the Company's corporate headquarters to a new four-story office facility in downtown Columbia. Also during the quarter, South Carolina Bank and Trust of the Piedmont, National Association, opened a new full-service banking facility on East Main Street in Rock Hill.

NET INCOME

    Net income was $3,421,000 for the first quarter of 2003, an increase of $45,000, or 1.3 percent, compared with $3,376,000 in the first quarter of 2002. As discussed above, the 28.5 percent increase in noninterest income was the main earnings contributor. Together with a 5.64 percent increase in net interest income, these positive earnings components offset a 13.6 percent increase in noninterest expense.

CAPITAL RESOURCES AND LIQUIDITY

    The ongoing capital requirements of the Company have been met through retained earnings, less the payment of cash dividends. As of March 31, 2003, shareholders' equity was $105,648,000, an increase of $2,152,000, or 2.1 percent, from $103,496,000 at December 31, 2002.

    The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at March 31, 2003 was 11.52 percent, compared to 11.67 percent at December 31, 2002. The total risk-weighted asset capital ratio was 11.52 at the end of the first quarter of 2003, compared with
11.67 at the end of 2002.

    In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. The Company's leverage ratio was 8.70 percent as of March 31, 2003 and as of December 31, 2002. The Corporation's capital ratios currently well exceed the minimum standards.

    Liquidity is the ability of the Company to generate sufficient cash to meet its financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

    The Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Company's use of federal funds purchased and securities sold under agreements to repurchase. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks. Management believes that its liquidity position is adequate.

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

Item 5.  Other Information:

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

     (a)  The following is a list of exhibits to this report:


Exhibit No. Description of Exhibit
----------- ----------------------
3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibits 3.1 and
            3.2 to the Current Report on Form 8-K filed on May 23, 1997.)
3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1995).
10.1 Employment Agreement between the Registrant and C. John Hipp, III, effective as July 30, 1999.
10.2 Employment Agreement between the Registrant and Robert R. Hill, Jr., effective as of September 30, 1999.
10.3 Employment Agreement between the Registrant and Thomas S. Camp, effective as of November 10, 1998.
10.4        Employment Agreement Amendment between the Registrant and Thomas S.
            Camp, effective as of December 5, 2001.
10.5 Employment Agreement between the Registrant and John C. Pollok, effective as of October 23, 2002.
10.6 Employment Agreement between the Registrant and Richard C. Mathis, effective as of October 23, 2002.
10.7 Employment Agreement between the Registrant and Joe E. Burns, effective as of October 23, 2002.
10.8 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and C. John Hipp, III, effective as of January 1, 2003.
10.9 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Robert R. Hill, Jr., effective as of January 1, 2003.
10.10 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Thomas S. Camp, effective as of January 1, 2003.
10.11 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and John C. Pollok, effective as of January 1, 2003.
10.12 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Richard C. Mathis, effective as of January 1, 2003.
10.13 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust and Joe E. Burns, effective as of January 1, 2003.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer of the Registrant.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer of the Registrant.

      (b) Reports on Form 8-K:

       Current Report on Form 8-K, Items 7 and 9, dated April 18, 2003 and filed April 18, 2003.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           FIRST NATIONAL CORPORATION




   Date:  May 14, 2003                    /s/ C. JOHN HIPP, III
                                          ---------------------
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




   Date:  May 14, 2003                    /s/ RICHARD C. MATHIS
                                          ---------------------
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

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

/s/ C. John Hipp, III
Chief Executive Officer
Date: May 14, 2003

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


/s/ Richard C. Mathis
Chief Financial Officer
Date:  May 14, 2003

                                 Exhibit Index

Exhibit No. Description of Exhibit
----------- ----------------------

10.1 Employment Agreement between the Registrant and C. John Hipp, III, effective as of July 30, 1999.
10.2 Employment Agreement between the Registrant and Robert R. Hill, Jr., effective as of September 30, 1999.
10.3 Employment Agreement between the Registrant and Thomas S. Camp, effective as of November 10, 1998.
10.4        Employment Agreement Amendment between the Registrant and Thomas S.
            Camp, effective as of December 5, 2001.
10.5 Employment Agreement between the Registrant and John C. Pollok, effective as of October 23, 2002.
10.6 Employment Agreement between the Registrant and Richard C. Mathis, effective as of October 23, 2002.
10.7 Employment Agreement between the Registrant and Joe E. Burns, effective as of October 23, 2002.
10.8 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and C. John Hipp, III, effective as of January 1, 2003.
10.9 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Robert R. Hill, Jr., effective as of January 1, 2003.
10.10 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Thomas S. Camp, effective as of January 1, 2003.
10.11 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and John C. Pollok, effective as of January 1, 2003.
10.12 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Richard C. Mathis, effective as of January 1, 2003.
10.13 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust and Joe E. Burns, effective as of January 1, 2003.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer of the Registrant.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer of the Registrant.