Form 10-Q
period 2003-06-30
FIRST NATIONAL CORP /SC/
filed 2003-08-14
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ X ] No [ ]


           Indicate the number of shares outstanding of each of issuer's classes of common stock:

                        Class                  Outstanding as of June 30, 2003
              Common Stock, $2.50 par value              7,681,616

                           FIRST NATIONAL CORPORATION

                                      INDEX


Part I:  Financial Information

            Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets -
                    June 30, 2003 and December 31, 2002

                    Condensed Consolidated Statements of Changes
                    In Shareholders' Equity -
                    Six Months Ended
                    June 30, 2003 and 2002

                    Condensed Consolidated Statements of Income -
                    Three and Six Months Ended
                    June 30, 2003 and 2002

                    Condensed Consolidated Statements of Cash Flows - Six Months Ended
                    June 30, 2003 and 2002

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

Part II:  Other Information

              Item 1 - Legal Proceedings

              Item 4 -  Submission of Matters to a Vote of Security Holders

              Item 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            FIRST NATIONAL CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       -------------------------------------
                                    (In thousands of dollars, except par value)


                                                                                 06/30/03         12/31/2002
                                                                               (Unaudited)         (Note 1)
                                                                           -------------------------------------
                                           ASSETS
                                           ------
Cash and cash equivalents:
   Cash and due from banks                                                             $ 44,676        $ 40,479
   Interest-bearing deposits with banks                                                   4,535              35
   Federal funds sold and securities
       purchased under agreements to resell                                               1,200               -
                                                                           -------------------------------------
               Total cash and cash equivalents                                           50,411          40,514
                                                                           -------------------------------------
Investment securities:
   Held-to-maturity (fair value of $32,339 in 2003
      and $34,857 in 2002)                                                               30,294          33,211
   Available-for-sale                                                                   153,159         131,740
                                                                           -------------------------------------
               Total investment securities                                              183,453         164,951
                                                                           -------------------------------------
Loans held for sale                                                                      53,934          39,141
                                                                           -------------------------------------
Loans                                                                                   900,132         864,815
   Less, unearned income                                                                 (1,061)         (1,393)
   Less, allowance for loan losses                                                      (11,112)        (11,065)
                                                                           -------------------------------------
               Loans, net                                                               887,959         852,357
                                                                           -------------------------------------
Premises and equipment, net                                                              31,932          28,186
                                                                           -------------------------------------
Other assets                                                                             21,555          19,799
                                                                           -------------------------------------

                Total assets                                                        $ 1,229,244     $ 1,144,948
                                                                           =====================================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------

Deposits:
   Noninterest-bearing                                                                $ 196,855       $ 146,104
   Interest-bearing                                                                     789,073         752,059
                                                                           -------------------------------------
               Total deposits                                                           985,928         898,163
Federal funds purchased and securities
   sold under agreements to repurchase                                                   81,333          88,616
Notes payable                                                                            49,500          49,500
Other liabilities                                                                         4,412           5,173
                                                                           -------------------------------------
               Total liabilities                                                      1,121,173       1,041,452
                                                                           -------------------------------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,681,616 and 7,673,339 shares                              19,204          19,183
   Surplus                                                                               62,576          62,423
   Retained earnings                                                                     24,847          20,071
   Accumulated other comprehensive income                                                 1,444           1,819
                                                                           -------------------------------------
               Total shareholders' equity                                               108,071         103,496
                                                                           -------------------------------------

               Total liabilities and shareholders' equity                           $ 1,229,244     $ 1,144,948
                                                                           =====================================

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                                                    FIRST NATIONAL CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                            (Unaudited)
                                                      (Dollars in thousands)

                                                                                                ACCUMULATED
                                           COMMON STOCK                                         OTHER
                                          -------------                          RETAINED       COMPREHENSIVE
                                      SHARES          AMOUNT        SURPLUS      EARNINGS       INCOME (LOSS)         TOTAL
                                      ------          ------        -------      --------       -------------         -----
BALANCE, DECEMBER 31, 2001          6,964,878       $ 17,412       $ 46,016      $ 28,485            $ 1,152       $ 93,065
                                                                                                                   --------

Comprehensive income:
   Net income                               -              -              -         6,779                  -          6,779
   Change in net unrealized gain
    (loss) on securities
    available-for-sale,
    net of tax effects                      -              -              -             -                548            548
                                                                                                                   --------
      Total comprehensive income                                                                                      7,327
                                                                                                                   --------
Cash dividends
 declared at $.31 per share                 -              -              -        (2,160)                 -         (2,160)
                                                                                                                   --------
Exercise stock options                    950              2             13             -                  -             15
                                                                                                                   --------
Restricted stock awards                17,000             43            413             -                  -            456
                                                                                                                   --------
Repurchase of common stock            (12,402)           (31)          (234)            -                  -           (265)
                                  -----------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002              6,970,426       $ 17,426       $ 46,208      $ 33,104            $ 1,700       $ 98,438
                                  =========================================================================================


BALANCE, DECEMBER 31, 2002          7,673,339         19,183         62,423        20,071              1,819        103,496
                                                                                                                   --------

Comprehensive income:
   Net income                               -              -                        7,232                  -          7,232
   Change in net unrealized
    gain (loss) on securities
    available-for-sale,
    net of tax effects                      -              -                            -               (375)          (375)
                                                                                                                   --------
      Total comprehensive income                                                                                      6,857
                                                                                                                   --------
Cash dividends
 declared at $.32 per share                 -              -                       (2,456)                 -         (2,456)
                                                                                                                   --------
Exercise stock options                  1,348              3             19             -                  -             22
                                                                                                                   --------
Employee stock purchases                4,929             13             90             -                  -            103
                                                                                                                   --------
Restricted stock awards                 2,000              5             44             -                  -             49
                                  -----------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003              7,681,616       $ 19,204       $ 62,576      $ 24,847            $ 1,444      $ 108,071
                                  =========================================================================================


                                           THE ACCOMPANYING NOTE ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                                             FIRST NATIONAL CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                                  (In thousands of dollars, except per share data)


                                                                        Three Months Ended               Six Months Ended
                                                                     6/30/2003      6/30/2002        6/30/2003     6/30/2002
                                                                     ---------      ---------        ---------     ---------
Interest income:
   Loans, including fees                                                 $ 14,843       $ 14,243       $ 29,475        $ 28,362
   Investment securities:
      Taxable                                                               1,266          1,878          2,595           3,890
      Tax-exempt                                                              351            414            719             834
   Federal funds sold and securities
      purchased under agreements to resell                                     18             38             73              83
   Money market funds                                                          22            159             58             252
   Deposits with banks                                                         36             35             36              36
                                                                   ------------------------------   ----------------------------
            Total interest income                                          16,536         16,767         32,956          33,457
                                                                   ------------------------------   ----------------------------
Interest expense:
   Deposits                                                                 3,223          3,769          6,512           7,932
   Federal funds purchased and securities
      sold under agreements to repurchase                                     142            238            311             464
   Long-term debt                                                             621            622          1,236           1,235
                                                                   ------------------------------   ----------------------------
            Total interest expense                                          3,986          4,629          8,059           9,631
                                                                   ------------------------------   ----------------------------
Net interest income:
   Net interest income                                                     12,550         12,138         24,897          23,826
   Provision for loan losses                                                  230            644          1,069           1,135
                                                                   ------------------------------   ----------------------------
            Net interest income after provision for loan losses            12,320         11,494         23,828          22,691
                                                                   ------------------------------   ----------------------------
Noninterest income:
   Service charges on deposit accounts                                      2,812          2,616          5,679           5,025
   Other service charges and fees                                           2,827          1,488          5,294           3,230
   Gain on sale of securities available-for-sale                                -              -              -               -
                                                                   ------------------------------   ----------------------------
            Total noninterest income                                        5,639          4,104         10,973           8,255
                                                                   ------------------------------   ----------------------------
Noninterest expense:
   Salaries and employee benefits                                           7,144          5,979         13,854          11,547
   Net occupancy expense                                                      687            574          1,347           1,145
   Furniture and equipment expense                                          1,093            946          2,114           1,944
   Other expense                                                            3,272          3,026          6,510           6,130
                                                                   ------------------------------   ----------------------------
            Total noninterest expense                                      12,196         10,525         23,825          20,766
                                                                   ------------------------------   ----------------------------
Earnings:
   Income before provision for income taxes                                 5,763          5,073         10,976          10,180
   Provision for income taxes                                               1,952          1,670          3,744           3,401
                                                                   ------------------------------   ----------------------------

            Net income                                                    $ 3,811        $ 3,403        $ 7,232         $ 6,779
                                                                   ==============================   ============================

            Comprehensive income                                          $ 3,595        $ 4,812        $ 6,857         $ 7,327
                                                                   ==============================   ============================

Earnings per share:
   Basic                                                                  $ 0.496        $ 0.444        $ 0.942         $ 0.885
                                                                   ==============================   ============================

   Diluted                                                                $ 0.491        $ 0.441        $ 0.934         $ 0.881
                                                                   ==============================   ============================

   Cash dividends per common share                                        $ 0.160        $ 0.146        $ 0.320         $ 0.282
                                                                   ==============================   ============================


                                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                           FIRST NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                              Six Months Ended
                                                                                           ------------------------
                                                                                           6/30/2003      6/30/2002
                                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $ 7,232        $ 6,779
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                        1,075            725
         Provision for loan losses                                                            1,069          1,135
         Gain on sale of premises and equipment                                                  (5)             -
         Net amortization of investment securities                                              517            328
         Originations of loans held for sale                                               (243,479)       (84,084)
         Proceeds from sale of loans held for sale                                          228,685         96,804
         Net change in:
            Miscellaneous other assets                                                       (1,723)        (1,969)
            Miscellaneous other liabilities                                                    (761)           929
                                                                                    -------------------------------
               Net cash provided (used) by operating activities                              (7,390)        20,647
                                                                                    -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held to maturity                         2,891          2,436
   Proceeds from maturities of investment securities available-for-sale                      59,762        136,390
   Purchases of investment securities available-for-sale                                    (82,269)      (140,865)
   Purchases of investment securities held-to maturity                                            -         (1,072)
   Net (increase) decrease in customer loans                                                (37,125)       (46,157)
   Recoveries of loans previously charged off                                                   455            122
   Purchases of premises and equipment                                                       (4,648)        (5,034)
   Proceeds from sale of premises and equipment                                                  21              -
                                                                                    -------------------------------
               Net cash provided (used) by investing activities                             (60,913)       (54,180)
                                                                                    -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits                                                           87,765         37,819
   Net increase  in federal funds purchased
      and securities sold under agreements to repurchase                                     (7,284)           105
   Common stock issuance                                                                        153            455
   Common stock repurchase                                                                        -           (265)
   Dividends paid                                                                            (2,456)        (2,160)
   Stock options exercised                                                                       22             16
                                                                                    -------------------------------
               Net cash provided by financing activities                                     78,200         35,970
                                                                                    -------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   $ 9,897        $ 2,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             40,514         41,175
                                                                                    -------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 50,411       $ 43,612
                                                                                    ===============================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note 2 - Recent Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation under the guidance of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. (See NOTE 5)

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS also amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS 149 should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30, 2003 and 2002 are as follows:


                3 Months Ended                    6 Months Ended
                --------------                    --------------
           6/30/2003        6/30/2002      6/30/2003         6/30/2002
           ---------        ---------      ---------         ---------
Basic      7,678,963        7,661,173      7,676,287         7,657,119
Diluted    7,755,277        7,714,140      7,743,526         7,696,054



Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 2003, commitments to extend credit and standby letters of credit totaled $254,660,000. The Company does not anticipate any material losses as a result of these transactions.

Note 5 - Stock-Based Compensation:

During 1999 and 1996, Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, and thereafter become exercisable in 25% increments over the next four years. No stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of June 30, 2003):


                                                                     Three Months Ended              Six Months Ended
(In thousands of dollars, except per share data)                   6/30/2003     6/30/2002        6/30/2003     6/30/2002
                                                                   ---------     ---------        ---------     ---------
 Net income, as reported                                            $ 3,811        $ 3,403         $ 7,232        $ 6,779
 Less, total stock-based employee
 compensation expense determined under fair
 value based method, net of related tax effects                          57             35             112             69
 Pro forma net income                                               $ 3,754        $ 3,368         $ 7,120        $ 6,710
                                                                    =======        =======         =======        =======
 Earnings per share:
 Basic - as reported                                                 $ 0.50         $ 0.44          $ 0.94         $ 0.89
                                                                    =======        =======         =======        =======
 Basic - pro forma                                                   $ 0.49         $ 0.44          $ 0.93         $ 0.87
                                                                    =======        =======         =======        =======
 Diluted - as reported                                               $ 0.49         $ 0.44          $ 0.93         $ 0.88
                                                                    =======        =======         =======        =======
 Diluted - pro forma                                                 $ 0.48         $ 0.44          $ 0.92         $ 0.87
                                                                    =======        =======         =======        =======


The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                    Six Months Ended
                                        6/30/2003          6/30/2002
                                        ---------          ---------

Dividend yield                            2.55%              2.63%
Expected life                           10 years           10 years
Expected volatility                       30.0%              30.0%
Risk-free interest rate              3.35% to 3.82%          3.82%

                           FIRST NATIONAL CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

     The following discussion relates to the financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the First National Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. First National Corporation (the "Company") cautions readers that forward-looking statements are estimates reflecting the best judgement of the Company's senior management or directors based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely effects earnings or capital arising from negative public opinion.

     First National Corporation is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932, and 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996. In July 2003, the Company completed the merger of South Carolina Bank and Trust of the Pee Dee, National Association, with its lead bank, South Carolina Bank and Trust, National Association. The Company engages in no significant operations other than the ownership of its subsidiaries.

     Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other deposits of various types, investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loan portfolio is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans or deposits.

     For the second quarter of 2003, the Company had consolidated net income of $3,811,000, an increase of 12.0 percent over the $3,403,000 earned in the second quarter of 2002. Diluted earnings per share were $0.50 for the three months ended June 30, 2002, a 13.6 percent increase over the $0.44 per share earned in the second quarter of 2002. Net income for the first six months of 2003 was $7,232,000, an increase of 6.7 percent over the $6,779,000 earned for the same period in 2002. Diluted earnings per share amounted to $0.94 for the six months ended June 30, 2003, a 5.6 percent increase over the $0.89 per share earned in the first half of 2002.

NET INTEREST INCOME

     For the second quarter of 2003, non-taxable equivalent net interest income was $12,550,000, an increase of $412,000, or 3.4 percent, over $12,138,000 for the same period in 2002. For the first six months of 2003, non-taxable equivalent net interest income was $24,897,000, an increase of $1,071,000, or
4.5 percent, compared with $23,826,000 for the same period a year earlier. This increase was largely the result of significantly lower rates paid on interest-bearing liabilities in the first six months of 2003, as compared with the same period in 2002.

     The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. The environment of historically low interest rates has continued to pressure the net interest margins of depository institutions. For the first six months of 2003, the Company's non-taxable equivalent yield on interest earning assets was 5.99 percent, as compared with 6.79 percent during the same period in 2002, a decrease of 80 basis points. The cost of interest-bearing liabilities used to fund most of these assets decreased 58 basis points from 2.37 percent in 2002 to 1.79 percent in 2003. Thus, comparing the first six months of 2003 and 2002, the yield on interest earning assets declined more rapidly than interest rates paid on interest-bearing liabilities. Consequently, for the first six months of 2003 and 2002, the net interest margin decreased from 4.83 percent to 4.52 percent.

     Loans comprise the largest category of earning assets. As of June 30, 2003, loans, net of unearned income and excluding mortgage loans held for sale, were $899,071,000, compared with $863,422,000 at December 31, 2002. This increase of $35,649,000, or 4.13 percent, was most noticeable in the commercial real estate and residential mortgage loan categories. Mortgage loans held for sale increased by $14,793,000, or 37.8 percent, from $39,141,000 at December 31, 2002 to
$53,934,000 at June 30, 2003, reflecting strong residential building and refinancing activities. For the second quarter of 2003, interest and fees on loans, including mortgage loans held for sale, were $14,843,000, compared with $14,243,000 for the comparable period in 2002, an increase of $600,000, or 4.2 percent. Higher loan volumes have tempered the affects of declining interest rates during the first half of 2003. For the first six months of the year, interest and fees on loans were $29,475,000, compared with $28,362,000 for the same period in 2002, an increase of $1,113,000, or 3.9 percent. For the six months ended June 30, 2003, loans, including mortgage loans held for sale, averaged $921,921,000 and decreased in yield by 81 basis points to 6.39 percent on a non-taxable equivalent basis, compared to $806,801,000 and a yield of 7.20 percent for the year ended December 31, 2002.

     Investment securities are the second largest category of earning assets. Investment securities are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At June 30, 2003, investment securities were $183,453,000, compared to $164,951,000 at December 31, 2002. The composition of the portfolio remained relatively consistent during the first six months of 2003, with a bias toward shorter maturities in the continuing low rate environment. At the end of the second quarter of 2003, the portfolio included $31,495,000 of short-term government agency securities, an increase of $9,557,000, or 43.5 percent, from $21,941,000 invested at December 31, 2002.

     For the quarter ended June 30, 2003, interest earned on investment securities was $1,617,000, compared with $2,292,000 for the comparable period in 2002, a decrease of $675,000, or 29.5 percent. For the six months ended June 30, 2003, interest income was $3,314,000, compared with $4,724,000 for the same period in 2002. This decrease of $1,410,000, or 29.9 percent, was the result of significantly lower yields in 2003 and a cautious bias toward shorter-term securities.

     For the first six months of 2003, investment securities averaged $170,249,000 with a non-taxable equivalent yield of 3.96 percent, compared to an average of $205,430,000 and yield of 4.48 percent for the year ended December 31, 2002.

     There were no gains or losses on sale of securities during the first six months of 2003 and none in the first half of the previous year. As of June 30, 2003, the Company had unrealized gains of $1,834,000 and $2,890,000, respectively, in the held-to-maturity and available-for-sale securities portfolio segments.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment options

     The Company has from time to time invested on a short-term basis in government agency-backed money market funds. There were no such investments outstanding at either December 31, 2002 or June 30, 2003. For the first six months of 2003, interest income of $58,000 was earned on average money market fund balances of $9,843,000. For the same period in 2002, interest income of $252,000 was earned on average balances of $28,616,000.

     During the first six months of 2003, the average balance of interest-bearing liabilities was $910,185,000, a $67,966,000, or 8.1 percent, increase over the twelve-month average of $842,219,000 in 2002. Interest expense of $8,059,000 was incurred on an average rate of 1.79 percent for the first six months of 2003, compared with expense of $18,748,000 and an average rate of 2.23 percent for the full year 2002. At June 30, 2003, approximately 48 percent of interest-bearing liabilities had fixed rates and were expected to renew at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 2003 was $230,000, compared with $644,000 for the same period in 2002, a decrease of 64.3 percent. For the six months ended June 30, 2003, the provision was $1,069,000, compared to $1,135,000 for the same period in 2002, a decrease of 5.8 percent. The provision is intended to accommodate loan growth and the level of charge-offs. The allowance for loan losses was $11,112,000, or 1.24 percent, of outstanding loans at June 30, 2003 and $11,065,000, or 1.28 percent, of outstanding loans at December 31, 2002. The allowance at June 30, 2003 provided
2.13 times coverage of nonperforming loans, which totaled $5,211,000, or 0.58 percent, of period end loans. The allowance for loan losses also provides approximately eight times coverage of second quarter annualized net charge-offs. In 2003, net charge-offs for the second quarter and year-to-date were $367,000 and $1,038,000, respectively. This represents an annualized 0.16 percent of average loans, net of unearned income, for the quarter and 0.24 percent for the first six months. In the prior year, net charge offs were $295,000, or 0.15 percent, of average loans for the second quarter and $803,000, or 0.11 percent, of average loans for the first six months.

     With continued economic uncertainty, management anticipates that charge offs in the near term will continue at percentage of loan levels reasonably similar to the experience of the first half of 2003.

     Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

     Other real estate owned includes real estate acquired as a result of foreclosure. The balance in other real estate owned was $670,000 at June 30, 2003 and $1,051,000 at the December 31, 2002.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the second quarter of 2003 was $5,639,000, compared with $4,104,000 for the same period in 2002, an increase of $1,535,000, or 37.4 percent. For the first six months of 2003, noninterest income was $10,973,000, compared with $8,255,000 for the same period in 2002, an increase of $2,718,000, or 32.9 percent. In the six-month comparisons, these increases have been mainly attributable to increases in secondary market mortgage fee income and in service charges on deposit accounts. Secondary market mortgage fees increased by $1,783,000, or 118.8 percent, reflecting strong residential loan production. Service charges on deposit accounts increased by $654,000, or 13.0 percent, in line the 13.4 percent increase in total average deposits.

     Noninterest expense for the second quarter of 2003 was $12,196,000, an increase of $1,671,000, or 15.9 percent, from $10,525,000 for the same period in 2002. For the six months ended June 30, 2003, noninterest expense increased $3,059,000, or 14.7 percent, to $23,825,000 from $20,766,000 in the first half of 2002. Salaries and employee benefits increased $1,165,000, or 19.5 percent, to $7,144,000 from the second quarter of 2002 to the same period in 2003. Comparing the six-month periods, salaries and employee benefits increased $2,307,000, or 20.0 percent, to $13,854,000 in 2003. Other expense was
$3,272,000 in the second quarter of 2003, an increase of $246,000, or 8.1 percent, from the second quarter of 2002. For the first six months of 2003, other expense was $6,510,000, an increase of $380,000, or 6.2 percent, from the same period a year earlier.

     Contributing to expense increases during the first half of 2003 were higher staffing levels in support of the Company's continued growth and entry into new markets; planned salary and incentive increases; higher benefit costs associated with additional employees and increases in group insurance premiums and pension plan costs; and increased commissions paid to loan originators, based on sharply higher loan production levels. Additional expenses were incurred in early 2003 with the completion of the Company's headquarters facility in Columbia, South Carolina, and the relocation of both the corporate offices and the main branch of the Midlands Region of South Carolina Bank and Trust, N.A. Also during the first half of 2003, South Carolina Bank and Trust of the Piedmont, N.A., opened a new full-service banking facility on East Main Street in Rock Hill, South Carolina.

NET INCOME

     Net income was $3,811,000 for the second quarter of 2003, an increase of $408,000, or 12.0 percent, compared with $3,403,000 in the second quarter of 2002. For the six months ended June 30, 2003, net income was up $453,000, or 6.7 percent, to $7,232,000, compared with $6,779,000 in the first half of 2002. Comparing the first two quarters of 2003 and 2002, the $2,718,000, or 32.9 percent, increase in noninterest income was the main driver of earnings growth. Net interest income contributed with an increase of $1,071,000, or 4.5 percent.


CAPITAL RESOURCES AND LIQUIDITY

     The ongoing capital requirements of the Company have been met through retained earnings, less the payment of cash dividends. As of June 30, 2003, shareholders' equity was $108,071,000, an increase of $4,575,000, or 4.4 percent, over $103,496,000 at December 31, 2002.

     The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Company's Tier 1 risk-weighted asset capital ratio at June 30, 2003 was 11.65 percent, compared to 11.67 percent at December 31, 2002. The total risk-weighted asset capital ratio was 12.89 at the end of the second quarter of 2003, compared with 12.92 at the year-end 2002.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of June 30, 2003, the Company's leverage ratio was 8.55 percent, compared to 8.70 percent at December 31, 2002. The Company's capital ratios currently well exceed the minimum standards.

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

     The Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the use of federal funds purchased and securities sold under agreements to repurchase. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks. Management believes that its liquidity position is adequate.

Item 4.  CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

     Neither First National Corporation nor its subsidiaries is a party to nor is any of their property subject to any material or other pending legal proceedings, other than in the ordinary routine proceedings incident to their business.


Item 2.  Change in Securities:

         Not applicable.


Item 3.  Defaults Upon Senior Securities:                              .

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders:

         The 2003 Annual Meeting of Shareholders of the Company was held on April 22, 2003. At the meeting, shareholders of the Company elected all the individuals nominated by the Company to serve on the Board of Directors in the class of directors whose term expires at the 2006 Annual Meeting of Shareholders. In addition, the shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to change the name of the Company to SCBT Financial Corporation and ratified the appointment of J.W. Hunt and Company, LLP as independent accountants for the year ending December 31, 2003. Votes cast by the shareholders of the Company at the meeting were as follows:

    Nominees for Director        Shares Voted in Favor     Shares Withheld      Broker Non-Votes
    ---------------------        ---------------------     ---------------      ----------------
       Colden Battey, Jr.               5,808,836             332,720                 -
       Charles W. Clark                 6,064,518              77,038                 -
       M. Oswald Fogle                  6,047,431              94,125                 -
       Dwight W. Frierson               5,771,429             370,127                 -
       C. John Hipp, III                5,886,364             255,192                 -
       Thomas E. Suggs                  5,875,456             266,100                 -


    Approval to Change the Name of the Company to SCBT Financial Corporation
-------------------------------------------------------------------------------
Shares Voted in Favor  Shares Voted Against  Shares Abstaining  Broker Non-Votes
---------------------  --------------------  -----------------  ----------------
      5,852,649              173,520              115,387              -



              Ratification of J.W. Hunt and Company, LLP
-------------------------------------------------------------------------------
Shares Voted in Favor  Shares Voted Against  Shares Abstaining  Broker Non-Votes
---------------------  --------------------  -----------------  ----------------
     6,076,756               42,014               22,786               -

     In addition, the following individuals continue to serve as directors of the Company until the Company's Annual Shareholders' Meeting in the year indicated:

                                                    Term Expiring In
                                                    ----------------
           John L. Gramling, Jr.                          2004
           Robert R. Horger                               2004
           Harry H. Mims, Jr.                             2004
           James W. Roquemore                             2004
           John W. Williamson, III                        2004
           Cathy Cox Yeadon                               2004
           Luther J. Battiste, III                        2005
           Robert R. Hill, Jr.                            2005
           Ralph W. Norman                                2005
           Anne H. Oswald                                 2005
           Samuel A. Rodgers                              2005
           A. Dewall Waters                               2005


Item 5.  Other Information:

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

(a) The following is a list of exhibits to this report:


Exhibit No.                 Description of Exhibit
-----------                 ----------------------
3.1                         Articles of  Incorporation  of the Registrant,  as amended  (incorporated by reference to
                            Exhibit 3 to the Quarterly  Report on Form 10-Q for the quarter ended  June 30,  1996 and
                            Exhibits 3.1 and 3.2 to the Current Report on Form 8-K filed on May 23, 1997).
3.2                         Bylaws of the  Registrant,  as amended  (incorporated  by reference to Exhibit 3.2 to the
                            Annual Report on Form 10-K for the year ended December 31, 1995).
 31                         Rule 13a-14(a)/15d-14(a) Certifications
 32                         Section 1350 Certifications


(b) Reports on Form 8-K:

    Current Report on Form 8-K, Items 7 and 9, dated July 17, 2003 and filed July 17, 2003. Current Report on Form 8-K, Item 9, dated August 6, 2003 and filed August 6, 2003. Current Report on Form 8-K, Item 9, dated August 7, 2003 and filed August 7, 2003.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST NATIONAL CORPORATION


Date:  August 14, 2003                         /s/ C. John Hipp, III
                                               ---------------------
                                               President and
                                               Chief Executive Officer


Date:  August 14, 2003                         /s/ Richard C. Mathis
                                               ---------------------
                                               Executive Vice President and
                                               Chief Financial Officer





                                  Exhibit Index


Exhibit No.                 Description of Exhibit
-----------                 ----------------------
31                          Rule 13a-14(a)/15d-14(a) Certifications.
32                          Section 1350 Certifications.