Form 10-Q
period 2003-09-30
FIRST NATIONAL CORP /SC/
filed 2003-11-13
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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


Indicate the number of shares outstanding of each of issuer's classes of common stock:

          Class                             Outstanding as of September 30, 2003
    Common Stock, $2.50 par value                        7,686,107

                           FIRST NATIONAL CORPORATION

                                      INDEX


Part I:  Financial Information

            Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets -
                    September 30, 2003 and December 31, 2002

                    Condensed Consolidated Statements of Changes
                    In Shareholders' Equity -
                    Nine Months Ended
                    September 30, 2003 and 2002

                    Condensed Consolidated Statements of Income -
                    Three and Nine Months Ended
                    September 30, 2003 and 2002

                    Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                    September 30, 2003 and 2002

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

Part II:  Other Information

              Item 1 - Legal Proceedings

              Item 4 -  Submission of Matters to a Vote of Security Holders

              Item 6 - Exhibits and Reports on Form 8-K


                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FIRST NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)


                                                                                   9/30/03           12/31/2002
                                                                                 (Unaudited)          (Note 1)
                                                                            ---------------------------------------

                                     ASSETS

Cash and cash equivalents:
   Cash and due from banks                                                               $ 37,587         $ 40,479
   Interest-bearing deposits with banks                                                        27               35
   Federal funds sold and securities
       purchased under agreements to resell                                                     -                -
                                                                            ---------------------------------------
               Total cash and cash equivalents                                             37,614           40,514
                                                                            ---------------------------------------
Investment securities:
   Held-to-maturity (fair value of $31,573 in 2003
      and $34,857 in 2002)                                                                 29,973           33,211
   Available-for-sale                                                                     132,219          131,740
                                                                            ---------------------------------------
               Total investment securities                                                162,192          164,951
                                                                            ---------------------------------------
Loans held for sale                                                                        35,924           39,141
                                                                            ---------------------------------------
Loans                                                                                     914,295          864,815
   Less, unearned income                                                                     (914)          (1,393)
   Less, allowance for loan losses                                                        (11,473)         (11,065)
                                                                            ---------------------------------------
               Loans, net                                                                 901,908          852,357
                                                                            ---------------------------------------
Premises and equipment, net                                                                32,010           28,186
                                                                            ---------------------------------------
Other assets                                                                               24,673           19,799
                                                                            ---------------------------------------

                Total assets                                                          $ 1,194,321      $ 1,144,948
                                                                            =======================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                                                  $ 184,760        $ 146,104
   Interest-bearing                                                                       748,752          752,059
                                                                            ---------------------------------------
               Total deposits                                                             933,512          898,163
Federal funds purchased and securities
   sold under agreements to repurchase                                                     95,916           88,616
Notes payable                                                                              49,500           49,500
Other liabilities                                                                           5,545            5,173
                                                                            ---------------------------------------
               Total liabilities                                                        1,084,473        1,041,452
                                                                            ---------------------------------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,686,107 and 7,673,339 shares                                19,215           19,183
   Surplus                                                                                 62,639           62,423
   Retained earnings                                                                       27,426           20,071
   Accumulated other comprehensive income                                                     568            1,819
                                                                            ---------------------------------------
               Total shareholders' equity                                                 109,848          103,496
                                                                            ---------------------------------------

               Total liabilities and shareholders' equity                             $ 1,194,321      $ 1,144,948
                                                                            =======================================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           FIRST NATIONAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                       ACCUMULATED
                                                COMMON STOCK                           RETAINED           OTHER
                                                -------------                          RETAINED       COMPREHENSIVE
                                            SHARES          AMOUNT        SURPLUS      EARNINGS       INCOME (LOSS)         TOTAL
                                            ------          ------        -------      --------       -------------         -----

BALANCE, DECEMBER 31, 2001                  6,964,878      $ 17,412      $ 46,016      $ 28,485              $ 1,152       $ 93,065
                                                                                                                     ---------------

Comprehensive income:
   Net income                                       -             -             -        10,034                    -         10,034
   Change in net unrealized
    gain (loss) on securities
    available-for-sale, net
    of tax effects                                  -             -             -             -                  746            746
                                                                                                                     ---------------
          Total comprehensive income                                                                                         10,780
                                                                                                                     ---------------
Cash dividends declared at $.47 per share           -             -             -        (3,276)                   -         (3,276)
                                                                                                                     ---------------
Exercise stock options                          4,300            11            67             -                    -             78
                                                                                                                     ---------------
Employee stock purchases                        1,478             4            31             -                    -             35
                                                                                                                     ---------------
Restricted stock awards                        17,000            42           413             -                    -            455
                                                                                                                     ---------------
Repurchase of common stock                    (12,402)          (31)         (234)            -                    -           (265)
                                           -----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                 6,975,254      $ 17,438      $ 46,293      $ 35,243              $ 1,898      $ 100,872
                                           =========================================================================================


BALANCE, DECEMBER 31, 2002                  7,673,339      $ 19,183      $ 62,423      $ 20,071              $ 1,819      $ 103,496
                                                                                                                     ---------------

Comprehensive income:
   Net income                                       -             -             -        11,118                    -         11,118
   Change in net unrealized
    gain (loss) on securities
    available-for-sale, net
    of tax effects                                  -             -             -             -               (1,251)        (1,251)
                                                                                                                     ---------------
          Total comprehensive income                                                                                          9,867
                                                                                                                     ---------------
Cash dividends declared at $.49 per share           -             -             -        (3,763)                   -         (3,763)
                                                                                                                     ---------------
Exercise stock options                          5,173            13            78             -                    -             91
                                                                                                                     ---------------
Employee stock purchases                        7,695            19           142             -                    -            161
                                                                                                                     ---------------
Restricted stock awards                         2,000             5            44             -                    -             49
                                                                                                                     ---------------
Repurchase of common stock                     (2,100)           (5)          (48)            -                    -            (53)
                                           -----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003                 7,686,107      $ 19,215      $ 62,639      $ 27,426                $ 568      $ 109,848
                                           =========================================================================================


                                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                   FIRST NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)


                                                                   Three Months Ended           Nine Months Ended
                                                                 ---------------------       --------------------
                                                                9/30/2003     9/30/2002      9/30/2003     9/30/2002
                                                                ---------     ---------      ---------     ---------
Interest income:
   Loans, including fees                                           $ 14,867       $ 14,721      $ 44,342      $ 43,083
   Investment securities:
      Taxable                                                         1,189          1,895         3,784         5,786
      Tax-exempt                                                        335            414         1,054         1,249
   Money market funds                                                     -             81            58           333
   Federal funds sold and securities
      purchased under agreements to resell                               15             73            88            98
   Deposits with banks                                                    5             11            41            43
                                                              ---------------------------------------------------------
            Total interest income                                    16,411         17,195        49,367        50,592
                                                              ---------------------------------------------------------
Interest expense:
   Deposits                                                           2,703          3,670         9,215        11,782
   Federal funds purchased and securities
      sold under agreements to repurchase                               155            272           466           695
   Notes payable                                                        653            750         1,889         1,863
                                                              ---------------------------------------------------------
            Total interest expense                                    3,511          4,692        11,570        14,340
                                                              ---------------------------------------------------------
Net interest income:
   Net interest income                                               12,900         12,503        37,797        36,252
   Provision for loan losses                                            831            884         1,900         2,019
                                                              ---------------------------------------------------------
            Net interest income after provision for loan losses      12,069         11,619        35,897        34,233
                                                              ---------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                                2,974          2,827         8,653         7,973
   Other service charges and fees                                     3,458          1,545         8,752         4,731
                                                              ---------------------------------------------------------
            Total noninterest income                                  6,432          4,372        17,405        12,704
                                                              ---------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                     7,428          6,203        21,282        17,750
   Net occupancy expense                                                764            616         2,111         1,761
   Furniture and equipment expense                                    1,188          1,057         3,302         3,001
   Other expense                                                      3,448          3,400         9,958         9,530
                                                              ---------------------------------------------------------
            Total noninterest expense                                12,828         11,276        36,653        32,042
                                                              ---------------------------------------------------------
Earnings:
   Income before provision for income taxes                           5,673          4,715        16,649        14,895
   Provision for income taxes                                         1,787          1,460         5,531         4,861
                                                              ---------------------------------------------------------

            Net income                                              $ 3,886        $ 3,255      $ 11,118      $ 10,034
                                                              =========================================================
            Comprehensive income                                    $ 3,010        $ 3,453       $ 9,867      $ 10,780
                                                              =========================================================

Earnings per share:
   Basic                                                            $ 0.506        $ 0.424       $ 1.448       $ 1.310
                                                              =========================================================
   Diluted                                                          $ 0.500        $ 0.421       $ 1.435       $ 1.301
                                                              =========================================================
   Cash dividends per common share                                   $ 0.17         $ 0.16        $ 0.49        $ 0.47
                                                              =========================================================



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS




                           FIRST NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                            (In thousands of dollars)
                                                                                           Nine Months Ended
                                                                                         9/30/2003     9/30/2002
                                                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 11,118       $ 10,034
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                                       1,888          1,085
         Provision for loan losses                                                           1,900          2,019
         Gain on sale of premises and equipment                                                 (5)             -
         Net amortization of investment securities                                             931            582
         Originations of loans held for sale                                              (408,141)      (102,365)
         Proceeds from sale of loans held for sale                                         411,359        104,369
         Net change in:
            Miscellaneous other assets                                                      (4,543)        (2,193)
            Miscellaneous other liabilities                                                    372          1,405
                                                                                     -----------------------------
               Net cash provided by operating activities                                    14,879         14,936
                                                                                     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale                               -              -
   Proceeds from maturities of investment securities held to maturity                        3,671          2,619
   Proceeds from maturities of investment securities available-for-sale                     91,661        176,240
   Purchases of investment securities available-for-sale                                   (95,047)      (158,928)
   Purchases of investment securities held-to maturity                                        (475)        (1,072)
   Net increase in customer loans                                                          (51,989)       (93,583)
   Recoveries of loans previously charged off                                                  539            223
   Purchases of premises and equipment                                                      (5,293)        (8,314)
Proceeds from sale of premises and equipment                                                    21              -
                                                                                     -----------------------------
               Net cash used by investing activities                                       (56,912)       (82,815)
                                                                                     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                 35,349         79,174
   Net increase  in federal funds purchased
      and securities sold under agreements to repurchase                                     7,299         12,009
   Federal Home Loan Bank advances                                                          44,000              -
   Repayment of Federal Home Loan Bank advances                                            (44,000)             -
   Common stock issuance                                                                       210            490
   Common stock repurchase                                                                     (53)          (265)
   Dividends paid                                                                           (3,763)        (3,275)
   Stock options exercised                                                                      91             78
                                                                                     -----------------------------
               Net cash provided by financing activities                                    39,133         88,211
                                                                                     -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,900)        20,332

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            40,514         41,175
                                                                                     -----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 37,614       $ 61,507
                                                                                     =============================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           FIRST NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note 3 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                     3 Months Ended        9 Months Ended
                                   9/30/03    9/30/02    9/30/03      9/30/02
                                   --------    -------   --------      -------

Basic                              7,682,611  7,670,216  7,678,418   7,661,533

Diluted                            7,764,910  7,739,106  7,750,205   7,715,323


Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 4 - Commitments and Contingent Liabilities:


In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 2003, commitments to extend credit and standby letters of credit totaled $247,206,000. The Company does not anticipate any material losses as a result of these transactions.


Note 5 - Stock-Based Compensation:

During 1999 and 1996, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, and thereafter become exercisable in 25% increments over the next four years. No stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of September 30, 2003):


                                                          Three Months Ended             Nine Months Ended
(In thousands of dollars, except per share data)       9/30/2003     9/30/2002        9/30/2003     9/30/2002
                                                       ---------     ---------        ---------     ---------
 Net income, as reported                                   $ 3,886        $ 3,255        $ 11,118       $ 10,034
 Less, total stock-based employee
 compensation expense determined under fair
 value based method, net of related tax effects                 56             18             168             87
                                                     -----------------------------  -----------------------------

 Pro forma net income                                      $ 3,830        $ 3,237        $ 10,950        $ 9,947
                                                     =============================  =============================

 Earnings per share:
 Basic - as reported                                        $ 0.51         $ 0.42          $ 1.45         $ 1.31
                                                     =============================  =============================
 Basic - pro forma                                          $ 0.50         $ 0.42          $ 1.43         $ 1.30
                                                     =============================  =============================

 Diluted - as reported                                      $ 0.50         $ 0.42          $ 1.43         $ 1.30
                                                     =============================  =============================
 Diluted - pro forma                                        $ 0.49         $ 0.42          $ 1.41         $ 1.29
                                                     =============================  =============================

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   Nine Months Ended
                                                  -------------------
                                               9/30/2003          9/30/2002
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

   First National Corporation is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932, and 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996. In July 2003, the Company completed the merger of South Carolina Bank and Trust of the Pee Dee, National Association, with its lead bank, South Carolina Bank and Trust, National Association. In October 2003, the Company announced a preliminary agreement to acquire another institution's bank branch in Denmark, South Carolina. Pending regulatory approvals, the purchase is expected to occur in the first quarter of 2004 and provide South Carolina Bank and Trust, N.A. with an enhanced presence in that market. The Company engages in no significant operations other than the ownership of its subsidiaries.

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

    For the third quarter of 2003, the Company had consolidated net income of $3,886,000, an increase of 19.4 percent over the $3,255,000 earned in the third quarter of 2002. Diluted earnings per share were $0.50 for the three months ended September 30, 2003, a 19.1 percent increase over the $0.42 per share earned in the third quarter of 2002. Net income for the first nine months of 2003 was $11,118,000, an increase of 10.8 percent over the $10,034,000 earned for the same period in 2002. Diluted earnings per share were $1.43 for the nine months ended September 30, 2003, a 10.0 percent increase over the $1.30 per share earned during the first nine months of 2002.

NET INTEREST INCOME

    For the third quarter of 2003, net interest income was $12,900,000, an increase of $397,000, or 3.2 percent, over $12,503,000 for the same period in 2002. For the first nine months of 2003, net interest income was $37,797,000, an increase of $1,545,000, or 4.3 percent, compared with $36,252,000 for the same period a year earlier. This increase was largely the result of significantly lower rates paid on higher average levels of interest-bearing liabilities in the first nine months of 2003, as compared with the same period in 2002.

    The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. The prolonged low interest rate environment has continued to pressure the net interest margins of depository institutions. For the first nine months of 2003, the Company's non-taxable equivalent yield on interest earning assets was 5.86 percent, as compared with 6.71 percent during the same period in 2002, a decrease of 85 basis points. The cost of interest-bearing liabilities used to fund most of these assets decreased 62 basis points from 2.31 percent in 2002 to 1.69 percent in 2003. Thus, comparing the first nine months of 2003 and 2002, the yield on interest earning assets declined more rapidly than interest rates paid on interest-bearing liabilities. Consequently, during the first nine-month periods of 2003 and 2002, the net interest margin, on a taxable equivalent basis, decreased from 4.90 percent to
4.57 percent.

    Loans comprise the largest category of earning assets. As of September 30, 2003, loans, net of unearned income and excluding mortgage loans held for sale, were $913,381,000, compared with $863,422,000 at December 31, 2002. This increase of $49,959,000, or 5.8 percent, was most noticeable in the commercial real estate and residential mortgage loan categories. Mortgage loans held for sale decreased by $3,217,000, or 8.2 percent, from $39,141,000 at December 31, 2002 to $35,924,000 at September 30, 2003, reflecting some upward long-term rate movement during the second and third quarters of 2003. For the third quarter of 2003, interest and fees on portfolio loans and interest on mortgage loans held for sale, were $14,867,000, compared with $14,721,000 for the comparable period in 2002, an increase of $146,000, or 1.0 percent. For the first nine months of the year, interest and fees on portfolio loans and interest on mortgage loans held for sale were $44,342,000, compared with $43,083,000 for the same period in 2002, an increase of $1,259,000, or 2.9 percent. Higher loan volumes offset the effects of declining interest rates during the first three quarters of 2003. During this period, loans, including mortgage loans held for sale, averaged $943,204,000 and decreased in yield by 93 basis points to 6.27 percent on a non-taxable equivalent basis, compared to $806,801,000 and a yield of 7.20 percent for the year ended December 31, 2002.

    Investment securities, the second largest category of earning assets, are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At September 30, 2003, investment securities were $162,192,000, compared to $164,951,000 at December 31, 2002. The composition of the portfolio remained relatively consistent during the first nine months of 2003, with a bias toward shorter maturities in the continuing low rate environment. At the end of the third quarter of 2003, the portfolio included $20,060,000 of short-term government agency securities, a decrease of $1,881,000, or 8.6 percent, from $21,941,000 invested at December 31, 2002.

    For the quarter ended September 30, 2003, interest earned on investment securities was $1,524,000, compared with $2,309,000 for the comparable period in 2002, a decrease of $785,000, or 34.0 percent. For the nine months ended September 30, 2003, interest income was $4,838,000, compared with $7,035,000 for the same period in 2002. This decrease of $2,197,000, or 31.2 percent, was the result of significantly lower yields in 2003 and a cautious bias toward shorter-term securities.

    For the first nine months of 2003, investment securities averaged $170,220,000 with a non-taxable equivalent yield of 3.91 percent, compared to an average of $205,430,000 and yield of 4.48 percent for the year ended December 31, 2002.

    There were no gains or losses on sales of securities during the first nine months of 2003 or 2002. As of September 30, 2003, the Company had unrealized gains of $1,600,000 and $460,000, respectively, in the held-to-maturity and available-for-sale securities portfolio segments.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment options

   The Company has from time to time invested on a short-term basis in government agency-backed money market funds. There were no such investments outstanding at either December 31, 2002 or September 30, 2003. For the first nine months of 2003, interest income of $58,000 was earned on average money market fund balances of $6,526,000. For the same period in 2002, interest income of $333,000 was earned on average balances of $25,181,000.

    During the first nine months of 2003, the average balance of interest-bearing liabilities was $917,877,000, a $75,658,000, or 9.0 percent, increase over the twelve-month average of $842,219,000 in 2002. Interest expense of $11,570,000 was incurred on an average rate of 1.69 percent for the first nine months of 2003, compared with expense of $18,748,000 and an average rate of
2.23 percent for the full year 2002. At September 30, 2003, approximately 48 percent of interest-bearing liabilities had fixed rates and were expected to renew at prevailing market rates as they mature.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended September 30, 2003 was $831,000, compared with $884,000 for the same period in 2002, a decrease of
6.0 percent. For the nine months ended September 30, 2003, the provision was $1,900,000, compared to $2,019,000 for the same period in 2002, a decrease of 5.9 percent. The provision is intended to accommodate loan growth and the level of charge-offs. The allowance for loan losses was $11,473,000, or 1.26 percent, of outstanding loans at September 30, 2003 and $11,065,000, or 1.28 percent, of outstanding loans at December 31, 2002. The allowance at September 30, 2003 provided 2.0 times coverage of nonperforming loans, which totaled $5,724,000, or 0.63 percent, of period end loans. The allowance for loan losses also provides approximately 6.2 times coverage of third quarter annualized net charge-offs. In 2003, net charge-offs for the third quarter and year-to-date were $470,000 and $1,492,000, respectively. This represents an annualized 0.21 percent of average loans, net of unearned income, for the quarter and 0.22 percent for the first nine months. In the prior year, net charge offs were $424,000, or 0.21 percent, of average loans for the third quarter and $1,227,000, or 0.21 percent, of average loans for the first nine months.

    While some recent statistics have been encouraging, there remains much uncertainty as to the timing or strength of an economic upturn. In this climate, management anticipates that charge offs in the near term will continue at percentage of loan levels reasonably similar to the experience thus far in 2003.

    Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

    Other real estate owned includes real estate acquired as a result of foreclosure. The balance in other real estate owned was $1,540,000 at September 30, 2003 and $1,051,000 at the December 31, 2002.

NONINTEREST INCOME AND EXPENSE

    Noninterest income for the third quarter of 2003 was $6,432,000, compared with $4,372,000 for the same period in 2002, an increase of $2,060,000, or 47.1 percent. For the first nine months of 2003, noninterest income was $17,405,000, compared with $12,704,000 for the same period in 2002, an increase of $4,701,000, or 37.0 percent. In the nine-month comparisons, these increases have been mainly attributable to increases in secondary market mortgage fee income and in service charges on deposit accounts. Secondary market mortgage fees increased by $3,360,000, or 156.4 percent, reflecting strong residential loan production. Service charges on deposit accounts increased by $800,000, or 10.2 percent, in line with the 11.1 percent increase in average total deposits in the comparative nine-month periods.

    Noninterest expense for the third quarter of 2003 was $12,828,000, an increase of $1,552,000, or 13.8 percent, from $11,276,000 for the same period in 2002. For the nine months ended September 30, 2003, noninterest expense increased $4,611,000, or 14.4 percent, to $36,653,000 from $32,042,000 in the first nine months of 2002. Salaries and employee benefits increased $1,225,000, or 19.8 percent, to $7,428,000 from the third quarter of 2002 to the same period in 2003. Comparing nine-month periods, salaries and employee benefits increased $3,532,000, or 19.9 percent, to $21,282,000 in 2003. Other expense was
$3,448,000 in the third quarter of 2003, an increase of $48,000, or 1.4 percent, from the third quarter of 2002. For the first nine months of 2003, other expense was $9,958,000, an increase of $428,000, or 4.5 percent, from the same period a year earlier.

   Expense increases during the first nine months of 2003 were attributable to higher staffing levels in support of the Company's continued growth and entry into new markets; planned salary and incentive increases; higher benefit costs associated with additional employees and increases in group insurance premiums and pension plan costs; and increased commissions paid to loan originators, based on sharply higher loan production levels. Additional expenses were incurred in early 2003 with the completion of the Company's headquarters facility in Columbia, South Carolina, and the relocation of both the corporate offices and the main branch of the Midlands Region of South Carolina Bank and Trust, N.A. Also during the first half of 2003, South Carolina Bank and Trust of the Piedmont, N.A., opened a new full-service banking facility on East Main Street in Rock Hill, South Carolina.

NET INCOME

    Net income was $3,886,000 for the third quarter of 2003, an increase of $631,000, or 19.4 percent, compared with $3,255,000 in the third quarter of 2002. For the first three quarters of 2003, net income was $11,118,000, an increase of $1,084,000, or 10.8 percent, compared with $10,034,000 in the previous year. In nine-month comparisons, the $4,823,000, or 38.3 percent, increase in noninterest income was the main driver of earnings growth. Net interest income contributed with an increase of $1,423,000, or 3.9 percent.

CAPITAL RESOURCES AND LIQUIDITY

    The ongoing capital requirements of the Company have been met through retained earnings, less the payment of cash dividends. As of September 30, 2003, shareholders' equity was $109,848,000, an increase of $6,352,000, or 6.1 percent, over $103,496,000 at December 31, 2002.

    The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Company's Tier 1 risk-weighted asset capital ratios at September 30, 2003 and December 31, 2002 were 11.68 and 11.67, respectively. The total risk-weighted asset capital ratios were 12.94 at the end of the third quarter of 2003 and 12.92 at December 31, 2002.

    In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of September 30, 2003, the Company's leverage ratio was 8.59 percent, compared to 8.70 percent at December 31, 2002. The Company's capital ratios currently well exceed the minimum standards.

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


Item 4.  Submission of Matters to a Vote of Security Holders:

             Not applicable.

Item 5.  Other Information:

             Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

(a) The following is a list of exhibits to this report:

Exhibit No.         Description of Exhibit
----------          ----------------------

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

31    Rule 13a-14(a)/15d-14(a) Certifications

32    Section 1350 Certifications

(b) Reports on Form 8-K:

     Current Report on Form 8-K, Item 12, dated July 17, 2003 and furnished to the Securities and Exchange Commission on July 17, 2003.
     Current Report on Form 8-K, Item 9, dated August 6. 2003 and furnished to the Securities and Exchange Commission on August 6, 2003.
     Current Report on Form 8-K, Item 9, dated August 7, 2003 and furnished to the Securities and Exchange Commission on August 7, 2003.
     Current Report on Form 8-K, Item 9, dated August 21, 2003 and furnished to the Securities and Exchange Commission on August 21, 2003.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST NATIONAL CORPORATION


Date:  November 13, 2003              /s/ C. John Hipp, III
                                      ---------------------
                                     President and
                                     Chief Executive Officer


Date:  November 13, 2003              /s/ Richard C. Mathis
                                      ---------------------
                                       Executive Vice President and
                                       Chief Financial Officer





                                  Exhibit Index


Exhibit No.                 Description of Exhibit
-----------                 ----------------------
31                           Rule 13a-14(a)/15d-14(a) Certifications.
32                           Section 1350 Certifications.