Form 10-K
period 2003-12-31
SCBT FINANCIAL CORP
filed 2004-03-12
CIK 764038

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        COMMISSION FILE NUMBER 000-13663

                           SCBT FINANCIAL CORPORATION
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           SOUTH CAROLINA                                     57-0799315
  (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                               520 GERVAIS STREET
                         COLUMBIA, SOUTH CAROLINA 29201
                         ------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (803) 771-2265
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                         COMMON STOCK - $2.50 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $173,284,000 based on the closing sale price of $24.66 per share on June 30, 2003. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 2, 2004 was 7,720,033.

                       Documents Incorporated by Reference

Portions of the Registrant's 2003 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                                                            Page


                         Form 10-K Cross-Reference Index
                                     PART I

Item 1.   Business ............................................................1
Item 2.   Properties...........................................................6
Item 3.   Legal Proceedings ...................................................7
Item 4.   Submission of Matters to a Vote of Security Holders..................7


                                     PART II

Item 5.   Market for the Registrant's Common Equity Related Stockholder
          Matters and Issuer Purchases of Equity Securities (1) ...............8
Item 6.   Selected Financial Data (1)..........................................8
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................8
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...........24
Item 8.   Financial Statements and Supplementary Data ........................25
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures...............................................53
Item 9A.  Controls and Procedures.............................................56


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant (2)..............56
Item 11.  Executive Compensation (2)..........................................56
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters (2).................................57
Item 13.  Certain Relationships and Related Transactions (2)..................57
Item 14.  Principal Accountant Fees and Services (2)..........................57

                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....57


(1) All or portions of this item are incorporated by reference to the Registrant's 2003 Annual Report to Shareholders.
(2) All or portions of this item are incorporated by reference to the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.

                           FORWARD LOOKING STATEMENTS

    Statements included in this report, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. SCBT Financial Corporation cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risk factors include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest rate risk involving the effect of a change in interest rates on both the bank's earnings and the market value of portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely affects earnings or capital arising from negative public opinion.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

    SCBT Financial Corporation (the "Company"), formerly First National Corporation, is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of three subsidiaries, namely South Carolina Bank and Trust, N.A. (formerly First National Bank), a national bank which opened for business in 1934; South Carolina Bank and Trust of the Piedmont, N.A. (formerly National Bank of York County), a national bank which opened for business in 1996; and CreditSouth Financial Services Corporation ("CreditSouth"), a consumer finance company which opened for business in 1998 and has ceased operations. The names of the Company's banking subsidiaries were changed in May 2002 in order to bring the group under a common marketing identity. Similarly, the name of the Company was changed in February 2004, pursuant to shareholder approval at the 2003 annual meeting. In March 2004, following the corporate name change, the Company switched its common stock listing from the American Stock Exchange to The NASDAQ Stock Market and began trading under the symbol "SCBT".

    On December 1, 2002, South Carolina Bank and Trust, N.A. (the "Bank"), acquired the majority of the consumer loan portfolio and related assets of CreditSouth and assumed the continuing lending activities of that business. Thereafter, CreditSouth ceased active lending programs and focused on servicing a retained portfolio of loans that were delinquent at the time of the acquisition.

    In July 2003, South Carolina Bank and Trust of the Pee Dee, N.A., formerly a wholly-owned subsidiary of the Company, was merged with the Bank in order to achieve certain operating efficiencies.

    In February 2004, the Bank purchased the Denmark, South Carolina branch of Security Federal Bank, including premises and equipment, certain loans and deposits. At the time of the transaction, the Bank vacated its existing leased Denmark office, moving its operations to the newly acquired banking facility. In March 2004, the Bank sold its Cameron, South Carolina branch, including premises, equipment and certain deposits, to Farmers and Merchants Bank of South Carolina and recognized a pre-tax gain of approximately $760,000.

    In January 2003, the Company moved its principal executive offices to 520 Gervais Street, Columbia, South Carolina 29201. The Company's mailing address at its new headquarters is P.O. Box 1030, Columbia, South Carolina 29202, and its telephone number is (803) 771-2265.

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

    The Company maintains an Internet site at http://www.SCBandT.com. The information contained in the Company's web site is not incorporated into this report. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge through the Company's Internet site as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

TERRITORY SERVED AND COMPETITION

    South Carolina Bank and Trust, N.A. conducts its business from 33 offices in 18 South Carolina towns. South Carolina Bank and Trust of the Piedmont, N.A. conducts its business from four locations in three South Carolina towns. In certain of their markets, the two banks (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally. Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

    As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and thereby maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends.

EMPLOYEES

    The Company does not have any salaried employees. As of December 31, 2003, the Company's subsidiaries had 514 full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock award program, a stock purchase plan, stock option plans for officers and key employees, a defined benefit pension plan, and a 401(k) plan.

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

    The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 2003, the Company, South Carolina Bank and Trust, N.A., and South Carolina Bank and Trust of the Piedmont, N.A. had leverage ratios of 9.13%, 8.77%, and 8.41%, respectively, and total risk adjusted capital of 13.06%, 12.57%, and 12.59%, respectively.

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

    Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentration of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position), and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, if the Company and the Banks were to engage in significant trading activity (as defined in the amendment) they must incorporate a measure for market risk in their respective regulatory capital calculations effective for reporting periods after January 1, 1998.

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

CERTAIN TRANSACTIONS BY THE COMPANY AND ITS AFFILIATES

    Various legal limitations place restrictions on the ability of the Banks to lend or otherwise supply funds to the Company and its affiliates. The Federal Reserve Act limits a bank's "covered transactions," which include extensions of credit, with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Also, the Federal Reserve Act requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. In addition, the Federal Reserve Act limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

INSURANCE OF DEPOSITS

    As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 2004.

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


ITEM 2.   PROPERTIES

    In January 2003 the Company relocated its executive headquarters to a new four-story facility at 520 Gervais Street, Columbia, South Carolina. The lead branch in the Midlands region of South Carolina Bank and Trust, N.A. also moved into the 57,000 square foot building. The main offices of South Carolina Bank and Trust, N.A. are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina in a four-story facility that affords 48,000 square feet of space for operating and administrative purposes. Both of these facilities are owned by South Carolina Bank and Trust, N.A, which also owns 25 other properties and leases 12 properties, substantially all of which are used as branch locations or for housing other operational units.

    South Carolina Bank and Trust of the Piedmont, N.A. owns a 12,000 square foot office building that serves as its main office located at 1127 Ebenezer Road, Rock Hill, South Carolina. The bank owns one additional property and leases two others, which are used as branches.

    Although the properties leased and owned are generally considered adequate, there is a continuing program of modernization, expansion, and, as needs materialize, occasional replacement of facilities.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of directors and management, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders in the fourth quarter of 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    C. John Hipp, III (Age 52). Mr. Hipp has served as President and Chief Executive Officer of the Company and Chief Executive Officer of South Carolina Bank and Trust, N.A. (formerly known as First National Bank) since April 1994. He also served as President of South Carolina Bank and Trust, N.A. from April 1994 to May 2000. From 1990 to 1994, Mr. Hipp served as President of Rock Hill National Bank and Rock Hill National Corporation.

    Robert R. Horger (Age 53). Mr. Horger was named Chairman of the Company and South Carolina Bank and Trust, N.A. in January 1998 and served as Vice Chairman of the Company and South Carolina Bank and Trust, N.A. from April 1994 to January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid in Orangeburg, South Carolina.

    Dwight W. Frierson (Age 47). Mr. Frierson has served as Vice Chairman of First National Corporation and South Carolina Bank and Trust, N.A. since January 2000 and has been a director of the Company since April 1996. Mr. Frierson is Vice President and General Manager of Coca-Cola Bottling Company of Orangeburg.

    Robert R. Hill, Jr. (Age 37). Mr. Hill has served as President and Chief Operating Officer of South Carolina Bank and Trust, N.A. since May 2000. He served as Senior Executive Vice President and Chief Operating Officer of South Carolina Bank and Trust, N.A. from November 1998 to May 2000. He served as President and Chief Executive Officer of South Carolina Bank and Trust of the Piedmont, N.A. (formerly known as National Bank of York County) from July 1996 to November 1998. Mr. Hill was an organizer of South Carolina Bank and Trust of the Piedmont, N.A. from October 1995 to July 1996 and team leader for NationsBank northern region of South Carolina from March 1995 to October 1995.

    Richard C. Mathis (Age 53). Mr. Mathis has served as Executive Vice President and Chief Financial Officer of the Company since May 2000. He was owner of Carolina MasterCom LLC, an automotive services company, from January 1999 to May 2000. Mr. Mathis served as Executive Vice President and Chief Financial Officer of M&M Financial Corporation/First National South from January 1998 to January 1999, through that bank's acquisition. Mr. Mathis was Senior Vice President in the Fixed Income Division of Sterne, Agee & Leach, Inc. in Atlanta, Georgia, from 1996 through 1997.

    John C. Pollok (Age 38). Mr. Pollok was named Senior Executive Vice President of the Company in February 2003. He has served as Executive Vice President and Chief Administrative Officer of South Carolina Bank and Trust, N.A. since May 2000. He served as Executive Vice President of South Carolina Bank and Trust, N.A. mortgage division from July 1998 until May 2000. Mr. Pollok served as Senior Vice President of South Carolina Bank and Trust of the Piedmont, N.A. from January 1996 to July 1998.

    Joe E. Burns (Age 49). Mr. Burns has served as Executive Vice President and Chief Credit Officer of the Company since November 2000. He served as Senior Vice President and Private Lending Manager for Bank of America from July 1995 to November 2000.

    James A. Shuford, III (52). Mr. Shuford has served as Executive Vice President of South Carolina Bank and Trust, N.A. since August 1999. He served as President and Chief Executive Officer of FirstBancorporation, Inc. and FirstBank, N. A. in Beaufort, South Carolina from October 1993 to August 1999, when they were acquired by the Company.

    Thomas S. Camp (Age 52). Mr. Camp has served as President and Chief Executive Officer of South Carolina Bank and Trust of the Piedmont, N.A. since November 1998. He served as Principal and Manager of First Union National Bank of South Carolina for the Private Client Group from August 1997 to November 1998. Mr. Camp was Vice President of Sales and Marketing at Seibels Bruce Insurance Co. in Columbia from November 1996 to August 1997. He served as Senior Vice President of First Union National Bank in South Carolina from February 1989 until November 1996.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Certain information required by this item is incorporated herein by reference to the information under the caption "Stock Performance and Statistics" on page 18 of the 2003 Annual Report to Shareholders. As of March 2, 2004, the Company had issued and outstanding 7,720,033 shares of Common Stock which were held of record by approximately 4,900 persons. The Company's Common Stock is traded on The NASDAQ Stock Market under the symbol "SCBT".

    Dividends are paid by the Company from its assets which, are provided by dividends paid to the Company by its subsidiaries. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2003, approximately $25,347,000 of the Banks' retained earnings were available for distribution to the Company as dividends without prior regulatory approval. For the year ended December 31, 2003, the Banks paid dividends of approximately $5,069,000 to the Company. The Company anticipates that it will continue to pay comparable cash dividends in the future.


ITEM 6.   SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to the information set forth under the captions "Financial Highlights" and "Selected Consolidated Financial Data" on the inside front cover and page 19, respectively, of the Company's 2003 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

    This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of SCBT Financial Corporation and its operating subsidiaries, South Carolina Bank and Trust, N.A., and South Carolina Bank and Trust of the Piedmont, N.A. The five year period 1999 through 2003 is discussed with particular emphasis on the years 2001 through 2003. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to SCBT Financial Corporation contained elsewhere herein.

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

    In 1998, the Company sponsored the organization of South Carolina Bank and Trust of the Pee Dee, N.A. (formerly Florence County National Bank) in Florence, South Carolina, and sold shares of the Company's common stock to capitalize the new bank and pay organizational and pre-opening expenses. South Carolina Bank and Trust of the Pee Dee, N.A. began operations on April 1, 1998, as a wholly-owned subsidiary of the Company. This bank was merged with South Carolina Bank and Trust, N.A. in July 2003 in order to achieve certain operating efficiencies.

    Also in 1998, the Company sponsored the organization of CreditSouth Financial Services Corporation, a consumer finance company which began operations in Orangeburg, South Carolina, on November 1, 1998. As noted in Part 1, Item 1, on December 1, 2002, South Carolina Bank and Trust, N.A. acquired the majority of CreditSouth's consumer loan portfolio and related assets, and CreditSouth ceased operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    See Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

SUMMARY OF OPERATIONS

    Earnings of SCBT Financial Corporation were $14,786,000, $13,834,000, and $12,257,000 in 2003, 2002 and 2001, respectively. Net income increased 6.9 percent in 2003 when compared to 2002 and increased 12.9 percent in 2002 compared with 2001. Basic earnings per share increased to $1.93 in 2003 compared to $1.80 in 2002 and $1.59 in 2001. Diluted earnings per share increased to $1.91 in 2003 from $1.79 in 2002 and $1.59 in 2001. All per share data has been adjusted to give effect to a ten percent stock dividend paid to shareholders on December 6, 2002.

    The book value per share of SCBT Financial Corporation stock increased to $14.61 in 2003 compared with $13.49 in 2002 and $12.15 in 2001. The return on average assets was 1.23 percent in 2003, compared with 1.28 percent in 2002 and
1.21 percent in 2001. The return on average shareholders' equity was 13.72 percent in 2003, 14.09 percent in 2002, and 13.64 percent in 2001. Cash dividends declared per common share were $0.66 in 2003, compared with $0.59 in 2002 and $0.57 in 2001.

    Total earning assets and total deposits increased in 2003 compared to 2002. At December 31, 2003, total earning assets were $1,114,252,000, an increase of
4.4 percent over $1,067,549,000 at year-end 2002, which was 11.2 percent greater than the 2001 balance of $959,846,000. In 2003, average earning assets were $1,123,037,000, an increase of 9.9 percent over $1,022,339,000 in 2002, which was 7.0 percent greater than the 2001 average of $955,155,000. The increases in average earning assets in 2003 and 2002 were mainly the result of in-house and secondary market loan growth.

    At December 31, 2003, total deposits were $946,278,000, an increase of 5.4 percent from $898,163,000 at the end of 2002. The 2002 balance was 10.7 greater than $811,523,000 at year-end 2001. Total deposits averaged $946,746,000 during 2003, an increase of 10.7 percent over $855,223,000 in 2002. The 2002 deposits average was a 6.3 percent increase over $803,130,000 in 2001.

    For the year ended December 31, 2003, total interest income was $64,854,000, a decrease of $2,470,000, or 3.7 percent, from $67,324,000 in 2002. The decrease was mainly interest rate related, as the rate earned on average earning assets declined 82 basis points from 6.59 percent in 2002 to 5.77 percent in 2003. In 2002, total interest income decreased $7,148,000 or 9.6 percent, compared with $74,472,000 in 2001. This increase was also mainly due to lower interest rates, as the rate earned on average earning assets declined 121 basis points from 7.80 percent in 2001 to 6.59 percent the following year.

    Total interest expense was $14,622,000 for the year 2003, a $4,130,000, or
22.0 percent, decrease from $18,752,000 in 2002. This resulted from a 63 basis point decrease in the rate paid on total interest-bearing liabilities, partially offset by a $69,475,000, 8.3 percent, increase in average total interest-bearing liabilities. Total interest expense in 2002 decreased $11,220,000, or 37.4 percent, from $29,972,000 in 2001. This resulted mainly from a 153 basis point decline in the average rate paid on interest-bearing liabilities.

    In March 2003, the Company's board of directors authorized the extension of a repurchase program to acquire up to 250,000 shares of the Company's outstanding common stock. During the years ended December 31, 2003, 2002 and 2001, the Company repurchased 2,100, 12,402 and 138,253 shares, respectively, at a cost of $53,000, $265,000 and $2,518,000, respectively.

COMPETITION

    SCBT Financial Corporation competes with a number of financial institutions and other firms that engage in activities similar to banking. For example, the Company competes for deposits with savings and loan associations, credit unions, brokerage firms and other commercial banks. In its lending activities, the Company competes with the industries mentioned above as well as consumer finance companies, leasing companies and other lenders. In today's challenging financial climate, all lenders are searching for quality borrowers. Competition is strong for attracting borrowers and originating acceptable grade loans.

    A number of financial institution mergers were completed in recent years, continuing the trend toward consolidation, especially among larger regional and national financial institutions. Although these mergers reduced the number of banks and branches, they intensified competition for quality funds and loans.

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

    Net interest income was $50,232,000 in 2003, an increase of $1,660,000, or
3.4 percent over 2002. This increase was virtually all volume related, as total average earning assets grew by $100,698,000, or 9.9 percent. A significant offset to the strong earning assets growth was the continuing decline in interest rates in general as the net interest spread decreased by 19 basis points, from 4.36 percent in 2002 to 4.17 percent in 2003. Net interest income in 2002 was $48,572,000, an increase of $4,072,000, or 9.2 percent, from the previous year. This resulted from an increase in total average earning assets of $67,184,000, or 7.0 percent, and from a 32 basis point increase in the net interest spread, reflecting a greater decline in rates paid on interest-bearing liabilities as compared with the decrease in rates earned on earning assets.

    As a result of the continued historically low interest rate environment in 2003, the net interest margin (non-taxable equivalent) decreased 28 basis points to 4.47 percent compared with 2002. Contributing to this decline was a ten basis point decrease in the impact of interest free funds. The net interest margin was
4.75 percent in 2002, an increase of 9 basis points over 2001. This was largely attributable to the aforementioned decline in interest-bearing liability rates outpacing the decrease in rates on earning assets.

TABLE 1

VOLUME AND RATE
VARIANCE ANALYSIS

                                                       2003 COMPARED TO 2002                      2002 COMPARED TO 2001
                                                          CHANGES DUE TO                             CHANGES DUE TO
                                                      INCREASE (DECREASE) IN                      INCREASE (DECREASE) IN
(DOLLARS IN THOUSANDS)                         VOLUME (1)      RATE (1)       TOTAL        VOLUME (1)       RATE (1)        TOTAL
Interest income on:
  Loans (2)                                   $    9,763     $   (9,432)    $      331     $    5,371     $  (10,615)    $   (5,244)
  Investments:
     Taxable                                      (1,538)        (1,127)        (2,665)           709         (2,086)        (1,377)
     Tax exempt (3)                                 (123)             5           (118)           (91)           (14)          (105)
  Funds sold                                          (7)           (17)           (24)          (326)          (141)          (467)
Interest -bearing deposits with banks                 38            (32)             6            106            (61)            45
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                         8,132        (10,602)        (2,470)         5,769        (12,917)        (7,148)
===================================================================================================================================

Interest expense on:
  Deposits:
     Interest-bearing transaction accounts
                                                     381         (1,535)        (1,154)           257            233            490
     Savings accounts                                 96         (1,087)          (991)           152         (2,006)        (1,854)
     Certificates of deposit                         453         (2,139)        (1,686)           (42)        (8,631)        (8,673)
  Funds purchased                                    118           (447)          (329)           176         (1,740)        (1,564)
  Notes payable                                      112            (82)            30            429            (48)           381
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                        1,159         (5,289)        (4,130)           972        (12,192)       (11,220)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                      $    6,973     $   (5,313)    $    1,660     $    4,797     $     (725)    $    4,072
===================================================================================================================================

(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2) Nonaccrual loans are included in the above analysis.
(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES

                                                                                 2003

(DOLLARS IN THOUSANDS)                                     AVERAGE              INTEREST             AVERAGE
                                                           BALANCE             EARNED/PAID          YIELD/RATE
Assets
Interest earning assets:
   Loans, net of unearned income                        $    942,717          $     58,283                6.18%
   Investment securities:
     Taxable
                                                             137,637                 5,047                3.67
     Tax exempt                                               30,750                 1,383                4.50
   Funds sold                                                  6,703                    86                1.30
   Interest-bearing deposits with banks                        5,230                    55                1.05
                                                        ------------          ------------
      Total earning assets                                 1,123,037                64,854                5.77
                                                                              ------------        ------------

Cash and other assets                                         86,258
Less allowance for loan losses                               (11,214)
                                                        ------------
      Total assets                                      $  1,198,081
                                                        ============

Liabilities

Interest-bearing liabilities:

Deposits:
   Interest-bearing transaction accounts                $    205,077          $        763                0.37%
 Savings                                                     175,347                   988                0.56
 Certificates of deposit                                     393,365                 9,804                2.49
Funds purchased                                               86,185                   545                0.63
Notes payable                                                 51,720                 2,522                4.88
                                                        ------------          ------------
      Total interest-bearing liabilities                     911,694                14,622                1.60
                                                                              ------------        ------------

Demand deposits                                              172,957
Other liabilities                                              5,639
Shareholders' equity                                         107,791
                                                        ------------
      Total liabilities and shareholders' equity        $  1,198,081
                                                        ============
Net interest spread                                                                                       4.17
Impact of interest free funds                                                                             0.30
                                                                                                  ------------
Net interest margin                                                                                       4.47%
                                                                                                  ============
Net interest income                                                           $     50,232
                                                                              ============

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES

                                                                                 2002

(DOLLARS IN THOUSANDS)                                     AVERAGE              INTEREST             AVERAGE
                                                           BALANCE             EARNED/PAID          YIELD/RATE
Assets
Interest earning assets:
   Loans, net of unearned income                        $    806,801          $     57,956                7.18%
   Investment securities:
     Taxable
                                                             171,926                 7,711                4.49
     Tax exempt                                               33,504                 1,501                4.48
   Funds sold                                                  7,162                   107                1.55
   Interest-earning deposits with banks                        2,946                    49                1.66
                                                        ------------          ------------
      Total earning assets                                 1,022,339                67,324                6.59
                                                                              ------------        ------------

Cash and other assets                                         73,018
Less allowance for loan losses                               (10,171)
                                                        ------------
      Total assets                                      $  1,085,186
                                                        ============

Liabilities

Interest-bearing liabilities:

Deposits:
   Interest-bearing transaction accounts                $    171,052          $      1,916                1.12%
 Savings                                                     167,268                 1,978                1.18
 Certificates of deposit                                     378,443                11,488                3.04
Funds purchased                                               75,956                   878                1.15
Notes payable                                                 49,500                 2,492                5.03
                                                        ------------          ------------
      Total interest-bearing liabilities                     842,219                18,752                2.23
                                                                              ------------        ------------

Demand deposits                                              138,460
Other liabilities                                              6,336
Shareholders' equity                                          98,171
                                                        ------------
      Total liabilities and shareholders' equity        $  1,085,186
                                                        ============
Net interest spread                                                                                       4.36
Impact of interest free funds                                                                             0.40
                                                                                                  ------------
Net interest margin                                                                                       4.75%
                                                                                                  ============
Net interest income                                                           $     48,572
                                                                              ============

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES

                                                                                 2001

(DOLLARS IN THOUSANDS)                                     AVERAGE              INTEREST             AVERAGE
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
                                                                              ============

INVESTMENT SECURITIES

    The second largest category of earning assets is investment securities, which are used to fund loan growth and deposit liquidations, provide liquidity, employ excess funds, and pledge as collateral for certain public funds deposits and purchased funds. At December 31, 2003, investment securities were $152,009,000 or 13.6 percent of earning assets, compared with $164,951,000, or
15.5 percent of earning assets at the end of 2002. As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon management's intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

    Interest earned on the held-to-maturity portfolio, consisting mainly of tax exempt state and municipal securities, was $1,383,000 in 2003, a decrease of $118,000, or 7.9 percent, from the $1,501,000 earned in 2002. The decrease was due to an average portfolio balance that was $2,754,000, or 8.2 percent, less than the balance in 2002. This decrease was slightly offset by a two basis point increase in yield from year to year. In 2002, this portfolio segment earned $105,000, or 6.5 percent less than 2001 interest of $1,606,000. This decrease was due primarily to an average portfolio balance that was $2,018,000, or 5.7 percent less than the balance in 2001. Contributing to a lesser extent was the four basis point decline in the average yield from 2001 to 2002. The average maturity of the held-to-maturity portfolio was 2.4 years, 3.2 years and 3.9 years at December 31, 2003, 2002 and 2001, respectively.

    Securities available-for-sale consist mainly of U.S. Government Agency and mortgage-backed securities. In 2003, interest earned on this portfolio was $5,047,000, including $67,000 attributable to short-term money market fund investments, compared with $7,711,000, including $404,000 earned on money market investments in 2002. The overall decrease of $2,664,000, or 34.6 percent, was the result of both rate and average balance declines from year to year. Average earning rates on available-for-sale securities were 3.67 percent during 2003, or 82 basis points less than 2002. Average outstanding balances were $137,637,000, a $34,289,000, or 19.9 percent decrease from the prior year, as funds were redeployed to meet higher yielding loan demand throughout the period. In 2002, earnings from this segment of the investment securities portfolio were $1,377,000, or 15.2 percent less than the $9,088,000 earned in 2001. This was the result of lower rates which were 131 basis points less in 2002 than 2001. The earnings decrease was partially offset by an available-for-sale portfolio that averaged $12,444,000, or 7.8 percent more in 2002 that 2001.

    At December 31, 2003, the fair value of the investment securities portfolio was $153,474,000, or 1.0 percent higher than the carrying value, including the effect of a $1,465,000 higher market value of held-to-maturity securities, compared to their amortized cost. The differences between fair and carrying values at December 31, 2002 and 2001 were also favorable at $1,833,000, or 1.1 percent and $648,000, or 0.3 percent, respectively. At December 31, 2003, investment securities with an amortized cost of $121,531,000 and fair value of $122,522,000 were classified as available-for-sale. The positive adjustment of $991,000 to the carrying value of these securities has been reflected, net of tax, in the consolidated balance sheets as accumulated other comprehensive income.

    The Company realized no gains or losses on the disposition of investment securities in either 2003 or 2002 and a gain of $570,000 on the sale of equity securities in 2001.

TABLE 3

BOOK VALUE OF INVESTMENT SECURITIES
DECEMBER 31,

(DOLLARS IN THOUSANDS)                             2003         2002         2001         2000         1999
HELD-TO-MATURITY
U. S. Treasury and other Government agencies         --           --           --           --          3,031
Mortgage-backed                                      --             51          247         --          1,304
State and municipal                                29,487       33,160       34,767       38,550       42,933
-------------------------------------------------------------------------------------------------------------
 Total Held-to-Maturity                            29,487       33,211       35,014       38,550       47,268
-------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE
U. S. Treasury and other Government agencies
                                                   25,453       45,859       44,265       93,479       93,033
Mortgage-backed                                    78,560       74,694      101,728       46,726       51,502
Other investments                                  18,509       11,187        8,926        4,443        3,769
-------------------------------------------------------------------------------------------------------------
 Total Available-for-Sale                         122,522      131,740      154,919      144,648      148,304
-------------------------------------------------------------------------------------------------------------
         Total                                   $152,009     $164,951     $189,933     $183,198     $195,572
=============================================================================================================

TABLE 4

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

                                          DUE IN                 DUE AFTER               DUE AFTER                DUE AFTER
DECEMBER 31, 2003                     1 YR. OR LESS             1 THRU 5 YRS.           5 THRU 10 YRS.              10 YRS.
(DOLLARS IN THOUSANDS)              AMOUNT       YIELD        AMOUNT      YIELD        AMOUNT    YIELD         AMOUNT     YIELD
HELD-TO-MATURITY

State and municipal                   4,714       6.57%       20,238       6.53%        4,535      6.91%         --         --
--------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity          4,714       6.57%       20,238       6.53%        4,535      6.91%         --         --
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury and
   Government agencies                9,978       3.80%       15,475       3.62%         --        --            --         --

Mortgage-backed                       2,883       2.30%       71,741       4.20%        3,936      3.48%         --         --
Other investments (1)                  --         --           4,000       5.74%        8,509      3.38%        6,000       3.64%
--------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale       12,861       3.47%       91,216       4.17%       12,445      3.41%        6,000       3.64%
--------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 17,575       4.30%     $111,454       4.60%     $ 16,980      4.35%       $6,000       3.64%
================================================================================================================================

Percent of Total                                    12%                      73%                     11%                       4%
Cumulative % of Total                               12%                      85%                     96%                     100%





DECEMBER 31, 2003                           TOTAL              PAR        FAIR
(DOLLARS IN THOUSANDS)               AMOUNT      YIELD        VALUE       VALUE

State and municipal                  29,487       6.59%       29,355        30,952
----------------------------------------------------------------------------------
      Total Held-to-Maturity         29,487       6.59%       29,355        30,952
----------------------------------------------------------------------------------

AVAILABLE-FOR-SALE
U.S. Treasury and
   Government agencies               25,453       3.69%       25,450        25,453

Mortgage-backed                      78,560       4.09%       76,860        78,560
Other investments (1)                18,509       3.97%       18,500        18,509
----------------------------------------------------------------------------------
      Total Available-for-Sale      122,522       3.99%      120,810       122,522
----------------------------------------------------------------------------------
   Total                           $152,009       4.50%     $150,165      $153,474
==================================================================================

(1) Federal Reserve Bank and other corporate stocks have no set maturity and are classified in "Due after 10 years."

LOAN PORTFOLIO

    Loans, net of unearned discount, the largest category of earning assets, were $951,106,000 at December 31, 2003, an increase of $48,543,000, or 5.4 percent, compared to $902,563,000 at the end of 2002. Average loans outstanding during 2003 were $942,717,000, an increase of 16.9 percent over the 2002 average of $806,801,000. Included in these balances were mortgage loans held for sale, which averaged $43,296,000 during 2003, up 204.8 percent from $14,207,000 in 2002, reflecting the strong mortgage loan refinance market in the past year.

    Real estate mortgage loans continue to comprise the largest segment of the loan portfolio. All commercial and residential loans secured by real estate, except real estate construction loans, are included in this category. At the end of 2003, real estate mortgage loans were $689,797,000, including $12,346,000 of mortgage loans held for sale, and comprised 72.5 percent of the total loan portfolio. This was an increase of $88,477,000, or 14.7 percent, over year-end 2002. Commercial, financial, agricultural and other loans were $133,055,000, representing 14.7 percent of all loans at December 31, 2003. This loan category decreased $16,330,000, or 10.9 percent, compared to the balance at the end of 2002. Consumer installment loans, comprising 10.7 percent of the portfolio at the end of 2003, were $101,743,000, a decrease of $9,777,000, or 8.8 percent from the previous year.

    Loan interest and fee income was $58,283,000 in 2003, a slight increase over 2002 earnings of $57,956,000. Substantial increases in average loan balances in 2003 compared with 2002 were largely offset by the continued decline in lending rates, reflecting the historically low general interest rate environment. The average loan portfolio yield in 2003 was 6.18 percent, or 100 basis points below the 2002 yield of 7.18 percent. Interest and fee income for 2002 was $5,240,000, or 8.3 percent, less than the $63,196,000 earned in 2001. This decrease was the result of a 132 basis point decline in the average yield in 2002 from 8.50 percent in 2001, offset in part by an average loan balance increase of $63,199,000, or 8.5 percent, year to year. Table 6 shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2003. Loans that mature in one year or less were $176,526,000, comprising 18.6 percent of total loans. Of the loans due after one year, $418,324,000, or 54.0 percent, had fixed interest rates, compared with variable rate loans of $356,256,000, or 46.0 percent.

    The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans which are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due and, therefore, do not reach nonaccrual status. Commercial and real estate loans which are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Closed end consumer loans are charged off or written down to the contractual value on or before becoming 120 days past due. Open end consumer loans are charged off or written down to the contractual value on or before becoming 180 days past due. All interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the reserve for loan losses. At December 31, 2003, nonaccrual loans were $4,669,000, compared with $3,010,000 at year-end 2002. At December 31, 2003, loans that were 90 days or more past due and still accruing were $2,082,000 compared to $1,729,000 at the end of 2002.

   Interest income that was foregone was an immaterial amount for each of the three years ended December 31, 2003. The Company does not have any loans that have been restructured or any foreign loans.

   Concentrations of credit are considered to exist when the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by economic or other conditions exceed 10 percent of total loans. As of December 31, 2003, there were no such credit concentrations.

   The level of risk elements in the loan portfolio for the past five years is shown in Table 7.

TABLE 5

DISTRIBUTION OF NET LOANS
BY TYPE

DECEMBER 31,
(DOLLARS IN THOUSANDS)                             2003         2002         2001         2000         1999
Commercial, financial,
  agricultural and other                         $133,055     $149,385     $118,819     $103,468     $ 87,098
Real estate - construction                         26,511       40,338       37,709       32,256       27,555
Real estate - mortgage                            689,797      601,320      495,894      473,131      396,158
Consumer                                          101,743      111,520      116,442      120,194       99,730
-------------------------------------------------------------------------------------------------------------
Total                                            $951,106     $902,563     $768,864     $729,049     $610,541
=============================================================================================================

Percent of Total
Commercial, financial,
  agricultural and other                             14.0%        16.5%        15.5%        14.1%        14.2%
Real estate - construction                            2.8          4.5          4.9          4.4          4.5
Real estate - mortgage                               72.5         66.6         64.5         64.6         64.5
Consumer                                             10.7         12.4         15.1         16.9         16.8
-------------------------------------------------------------------------------------------------------------
Total                                               100.0%       100.0%       100.0%       100.0%       100.0%
=============================================================================================================

TABLE 6

MATURITY DISTRIBUTION OF LOANS

DECEMBER 31, 2003                                                                             MATURITY
                                                                                  1 YEAR        1 - 5       OVER 5
(DOLLARS IN THOUSANDS)                                                TOTAL       OR LESS       YEARS        YEARS
Commercial, financial
  agricultural and other                                            $133,055     $ 49,182     $ 76,960     $  6,913
Real estate - construction                                            26,511        9,725        7,008        9,778
Real estate - mortgage                                               689,797      106,983      395,080      187,734
Consumer                                                             101,743       10,636       86,017        5,090
-------------------------------------------------------------------------------------------------------------------
Total                                                               $951,106     $176,526     $565,065     $209,515
===================================================================================================================

Loans due after one year with:
      Predetermined interest rates                                  $418,324
      Floating or adjustable interest rates                         $356,256

ASSET QUALITY

    Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment securities, loan, or short-term investment portfolio, is reviewed by management for credit risk. To facilitate this review, SCBT Financial Corporation has established credit and investment policies which include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. At December 31, 2003 and 2002, the Company did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

    Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are utilized. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, 99.5 percent of the investments consist of U.S. Treasury securities, U.S. Agency securities and tax-free securities having a rating of "A" or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. The Company maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs as a percentage of net average loans improved to .19 percent in 2003, compared with ..25 percent in 2002. The ratio was also .19 percent in 2001. See "Loans" for a discussion of the Company's charge-off and nonaccrual policies.

TABLE 7

NONACCRUAL AND PAST DUE LOANS

DECEMBER 31
(DOLLARS IN THOUSANDS)               2003         2002         2001         2000         1999
Loans past due 90 days or more     $  2,082     $  1,729     $  1,561     $  1,838     $    729
Loans on a nonaccruing basis          4,669        3,010        3,317        1,481        1,537
-----------------------------------------------------------------------------------------------
Total                              $  6,751     $  4,739     $  4,878     $  3,319     $  2,266
===============================================================================================

TABLE 8

SUMMARY OF LOAN
LOSS EXPERIENCE

DECEMBER 31
(DOLLARS IN THOUSANDS)                        2003           2002           2001           2000           1999
Allowance for loan losses - January 1       $ 11,065       $  9,818       $  8,922       $  7,886       $  6,934
----------------------------------------------------------------------------------------------------------------
Total charge-offs                             (2,410)        (2,236)        (1,808)        (1,004)          (826)
Total recoveries                                 700            256            400            202            165
----------------------------------------------------------------------------------------------------------------
Net charge-offs                               (1,710)        (1,980)        (1,408)          (802)          (661)
Provision for loan losses                      2,345          3,227          2,304          1,838          1,613
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses - December 31     $ 11,700       $ 11,065       $  9,818       $  8,922       $  7,886
================================================================================================================
Average loans - net of unearned income      $899,421       $792,594       $732,587       $680,217       $541,434
Ratio of net charge-offs to average
  loans - net of unearned income                 .19%           .25%           .19%           .12%           .12%

LOAN LOSS PROVISION

    The Company maintains an allowance for loan losses at a level which management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance utilizing its internal risk rating system, outside credit review and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

    The provision for loan losses for the year ended December 31, 2003 was $2,345,000, compared with $3,227,000 in 2002. The 27.3 percent decrease in the provision was the result of certain improved quality measures, including a 13.6 percent decline in net charge-offs compared with 2002 and a 24 percent decrease in the ratio of net charge-offs to average loans, net of unearned income, from ..25 percent in 2002 to .19 percent in 2003.

    The allowance for loan losses was $11,700,000 at December 31, 2003, or 1.25 percent of total loans, compared with $11,065,000, or 1.28 percent of total loans at the end of 2002. Total charge-offs were $2,410,000 in 2003, up $174,000, or 7.8 percent, from 2002. Recoveries of loans previously charged off increased nearly threefold from $256,000 in 2002 to $700,000 in 2003. A summary of loan loss experience for the five years ended December 31, 2003 is provided in Table 8.

    Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2003 and December 31, 2002, other real estate owned was $1,465,000 and $1,051,000, respectively.

    While certain factors suggest a gradual upturn in the national economy, the signals in South Carolina have been less clear. The state's unemployment levels and general business conditions suggest that any rebound might lag improvements at the national level. In this economic climate, management anticipates that the Company could experience loan charge-off activity in the coming year at generally comparable levels to that experienced in 2003. The Office of the Comptroller of the Currency recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In its ongoing consideration of such factors, management considers the allowance for loan losses to be adequate.

LIQUIDITY

    Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity primarily means the consistent ability to meet loan and investments demands and deposit withdrawals. The Company has employed its funds in a manner to provide liquidity in both assets and liabilities sufficient to meet its cash needs.

    Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, 12 percent of the investment portfolio matures in one year or less. This segment of the portfolio consists largely of U.S. Government Agency securities and municipal obligations. Loans and other investments are generally held for longer terms and not utilized for day-to-day operating needs.

     Increases in the Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

    The Company regularly obtains borrowed funds in the form of cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreements to repurchase arrangements. During 2003, the Company maintained a satisfactory level of liquidity through growth in interest-bearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

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

    The Company's policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. The Company's policy limit for the maximum negative impact on net interest income from a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. The Company traditionally has maintained a risk position within the policy guideline level. As of December 31, 2003, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 7.2 percent decrease in net interest income while a 200 basis point increase in rates over the same period would result in an approximate 1.7 percent increase in net interest income -- both as compared with a base case unchanged interest rate environment. These results indicate that the Company's rate sensitivity is essentially modestly asset sensitive to the indicated change in interest rates over a one-year horizon. The decrease in net interest income in the declining rate environment is attributable primarily to the current (base) extremely low level of interest rates. Certain key interest rates, such as the federal funds rate, would have to hypothetically move to zero percent in order to drop 200 basis points from current levels. In such a hypothetical case, the Company would not be able to lower certain deposit and liability rates to the same extent. Also, the model assumes that the Company's residential mortgage loans would quickly prepay in such an extreme rate environment -- thereby lowering interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors.

    As mentioned above, another (though less useful) indicator of interest rate risk exposure is the interest rate sensitivity gap and cumulative gap. Interest rate sensitivity gap analysis is based on the concept of comparing financial assets that reprice with financial liabilities that reprice within a stated time period. The time period in which a financial instrument is considered to be rate sensitive is determined by that instrument's first opportunity to reprice to a different interest rate. For variable rate products the period in which repricing occurs is contractually determined. For fixed rate products the repricing opportunity is deemed to occur at the instrument's maturity or call date, if applicable. For noninterest-bearing funding products, the "maturity" is based solely on a scheduled decay, or runoff, rate. When more assets than liabilities reprice within a given time period, a positive interest rate gap (or "asset sensitive" position) exists. Asset sensitive institutions may benefit in generally rising rate environments as assets reprice more quickly than liabilities. Conversely, when more liabilities than assets reprice within a given time period, a negative interest rate gap (or "liability sensitive" position) exists. Liability sensitive institutions may benefit in generally falling rate environments as funding sources reprice more quickly than earning assets. However, another shortfall of static gap analysis based solely on the timing of repricing opportunities is its lack of attention to the degree of magnitude of rate repricings of the various financial instruments.

    As shown in the gap analysis within Table 9 below, the Company has a greater dollar value of financial assets that are subject to repricing within a 12 month time horizon than its financial liabilities subject to repricing. Thereafter, within successive 12-month time horizons, there are generally more financial liabilities than financial assets with repricing opportunities. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not addressed by a static gap analysis as presented in Table 9.

    The Company does not currently use interest rate swaps or other derivatives to modify the interest rate risk of its financial instruments.

    The following table provides information as of December 31, 2003 about the Company's financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Company to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

TABLE 9

FINANCIAL INSTRUMENTS THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES

                                                                                                                     THERE
(DOLLARS IN THOUSANDS)                  2004           2005            2006           2007             2008          AFTER
Financial assets:
   Loans, net of unearned income:
    Fixed Rate:
       Book Value                    $  173,170     $  113,743      $   90,067     $   42,171      $   39,082      $   29,490
       Average interest rate               6.50%          6.58%           7.21%          6.53%           6.59%           8.20%
    Variable Rate:
       Book Value                    $  418,159     $   12,470      $   13,456     $    3,174      $    3,955      $      469
       Average interest rate               4.27%          5.44%          4.73%           5.33%           5.31%           5.69%
 Securities held-to-maturity:
    Fixed Rate:
       Book Value                    $    4,940     $    6,671      $    8,248     $    4,450      $    3,070      $    2,108
       Average interest rate               4.81%          4.54%           4.48%          4.39%           4.27%           4.71%
    Variable Rate:
       Book Value                          --             --              --             --              --              --
       Average interest rate               --             --              --             --              --              --
 Securities available-for-sale:
    Fixed Rate:
       Book Value                    $   95,355     $    2,000      $     --       $   13,403      $    5,045      $     --
       Average interest rate               4.26%          4.00%           --             3.26%           3.67%           --
    Variable Rate:
       Book Value                    $    6,719           --              --             --              --              --
       Average interest rate               2.82%          --              --             --              --              --
   Federal funds sold                $   11,139           --              --             --              --              --
       Average interest rate                .99%          --              --             --              --              --
-----------------------------------------------------------------------------------------------------------------------------
Total Financial Assets               $  708,482     $  134,884      $  111,771     $   63,198      $   51,152      $   32,067
-----------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
    Non-interest bearing-deposits    $   21,571     $   21,571      $   21,571     $   21,571      $   21,571      $   61,337
       Average interest rate                N/A            N/A             N/A            N/A             N/A             N/A
    Interest-bearing
       savings and checking          $  114,353     $  114,266      $   59,677     $   59,677      $   59,085      $     --
       Average interest rate               0.44%          0.44%           0.32%          0.32%           0.32%           --
    Time deposits                    $  306,906     $   37,744      $   13,610     $    6,443      $    3,405      $    2,000
       Average interest rate               1.95%          2.37%           3.15%          3.93%           3.99%           4.51%
    Federal funds purchased
       and securities sold under
       agreements to repurchase      $   80,967           --              --             --              --              --
       Average interest rate               0.50%          --              --             --              --              --
    Notes payable                    $      104     $      109      $    7,115     $    3,121      $      126      $   41,475
       Average interest rate               4.86%          4.86%           4.79%           --              --             4.96%
-----------------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities          $  523,821     $  173,690      $  101,973     $   90,812      $   84,187      $  104,812
-----------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap        $  185,661     $  (38,806)     $    9,798     $  (27,614)     $  (33,035)     $  (73,052)
Cumulative interest rate
 sensitivity gap                     $  185,661     $  146,855      $  156,653     $  129,039      $   96,004      $   23,259
Cumulative interest rate
 sensitivity gap as percent
 of total financial assets                16.84%         13.32%          14.21%         11.70%           8.71%           2.11%


                                                       FAIR
                                                       VALUE
(DOLLARS IN THOUSANDS)                  TOTAL         12-31-03
Financial assets:
   Loans, net of unearned income:
    Fixed Rate:
       Book Value                    $  487,723     $  489,244
       Average interest rate               6.76%
    Variable Rate:
       Book Value                    $  451,683     $  452,163
       Average interest rate               4.34%
 Securities held-to-maturity:
    Fixed Rate:
       Book Value                    $   29,487     $   30,952
       Average interest rate               4.53%
    Variable Rate:
       Book Value                          --             --
       Average interest rate               --
 Securities available-for-sale:
    Fixed Rate:
       Book Value                    $  115,803     $  115,803
       Average interest rate               3.95%
    Variable Rate:
       Book Value                    $    6,719
       Average interest rate               2.82%
   Federal funds sold                $   11,139     $   11,139
       Average interest rate                .99%
--------------------------------------------------------------
Total Financial Assets               $1,102,554     $1,106,020
--------------------------------------------------------------
Financial Liabilities:
    Non-interest bearing-deposits    $  169,192     $  166,771
       Average interest rate                N/A
    Interest-bearing
       savings and checking          $  406,978     $  401,925
       Average interest rate               0.39%          --
    Time deposits                    $  370,108     $  372,266
       Average interest rate               2.11%          --
    Federal funds purchased
       and securities sold under
       agreements to repurchase      $   80,967     $   80,967
       Average interest rate               0.50%
    Notes payable                    $   52,050     $   60,041
       Average interest rate               4.63%
--------------------------------------------------------------
Total Financial Liabilities          $1,079,295     $1,081,970
--------------------------------------------------------------
Interest rate sensitivity gap        $   22,219           --
Cumulative interest rate
 sensitivity gap
Cumulative interest rate
 sensitivity gap as percent
 of total financial assets

DEPOSITS

    Customer deposits provide the Company with its primary source of funds for the continued growth of its loan and investment securities portfolios. At December 31, 2003, total deposits were $946,278,000, an increase of $48,115,000, or 5.4 percent, from $898,163,000 at the end of 2002. The 2002 balance was $86,640,000, or 10.7 percent, greater than total deposits at year-end 2001. Noninterest-bearing accounts grew by $23,088,000, or 15.8 percent, for the year ended December 31, 2003. Interest-bearing deposits were $777,086,000 at end of 2003, an increase of $25,027,000, or 3.3 percent, from one year earlier.

    Average total deposits during 2003 were $946,746,000, an increase of $91,523,000, or 10.7 percent, over 2002. Total average interest-bearing deposits grew by $57,026,000, or 8.0 percent, led by a $34,025,000, or 19.9 percent, increase in average interest-bearing transaction accounts. Average noninterest-bearing demand deposits increased $34,497,000, or 24.9 percent. In 2002, total deposits averaged $855,210,000, an increase of $52,080,000, or 6.5 percent, compared with 2001. This increase was also mainly due to growth in average interest-bearing transaction accounts of $26,089,000, 18.0 percent, and an increase of $20,376,000, or 17.3 percent, noninterest-bearing deposits.

    At December 31, 2003, the ratio of interest-bearing deposits to total deposits was 82.1 percent, down slightly from 83.7 percent and 84.0 percent at the end of 2002 and 2001, respectively.

TABLE 10

MATURITY DISTRIBUTION OF CD'S OF $100,000 OR MORE

DECEMBER 31

(DOLLARS IN THOUSANDS)                               2003              2002

Within three months                               $   38,514        $   48,982
After three through six months                        37,853            35,579
After six through twelve months                       35,636            45,581
After twelve months                                   22,299            19,380
------------------------------------------------------------------------------
Total                                             $  134,302        $  149,522
==============================================================================

SHORT-TERM BORROWED FUNDS

    The distribution of SCBT Financial Corporation's short-term borrowings at the end of the last three years, the average amounts outstanding during each such period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category are presented below. Federal funds purchased and securities sold under agreement to repurchase generally mature within one to three days from the transaction date. Certain of the borrowings have no defined maturity date.
TABLE 11

DECEMBER 31
(DOLLARS IN THOUSANDS)

                                                  2003                            2002                            2001
                                       AMOUNT              RATE        AMOUNT              RATE        AMOUNT              RATE
At period-end:
    Federal funds purchased
      and securities sold under
      repurchase agreements          $   80,967            0.45%     $   88,616            0.82%     $   66,617            1.52%
-------------------------------------------------------------------------------------------------------------------------------
    Other borrowings                     52,050            4.98%         49,500            5.03%         49,500            5.03%
-------------------------------------------------------------------------------------------------------------------------------
           Average for the year:
    Federal funds purchased
      and securities sold under
      repurchase agreements and
                                     $   86,185            0.63%     $   75,956            1.15%     $   70,852            3.44%
-------------------------------------------------------------------------------------------------------------------------------
    Other borrowings                     51,720            4.88%         49,500            5.03%         41,134            5.13%
-------------------------------------------------------------------------------------------------------------------------------
Maximum month-end balance:
    Federal funds purchased
      and securities sold under
      repurchase agreements          $  101,991                      $   88,617                      $   91,820
-------------------------------------------------------------------------------------------------------------------------------
    Other borrowings                     63,500                          49,500                          50,500
-------------------------------------------------------------------------------------------------------------------------------

CAPITAL AND DIVIDENDS

    A strong shareholders' equity base has provided SCBT Financial Corporation with support for its banking operations and opportunities for growth, while ensuring sufficient resources to absorb the risks inherent in the business. As of December 31, 2003, shareholders' equity was $112,349,000, or 9.4 percent, of total assets. At year-end 2002 and 2001, shareholders' equity was $103,496,000, or 9.0 percent, and $93,065,000, or 9.1 percent, of total assets, respectively.

    The Company and its banking subsidiaries are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least 50 percent of total capital and total capital must be eight percent of risk-weighted assets. The Tier 1 capital ratio for SCBT Financial Corporation was 11.81 percent at December 31, 2003, 11.67 percent at December 31, 2002 and 12.32 at the end of 2001. The total capital ratio for the Company was 13.06 percent, 12.92 percent and 13.57 percent for the years ended December 31, 2003, 2002 and 2001, respectively.

    As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution's composite rating as determined by its regulators. The leverage ratio for SCBT Financial Corporation was 9.13 percent at December 31, 2003, 8.70 percent at December 31, 2002 and 8.39 percent at yearend 2001. The Company well exceeded all minimum ratio standards established by the regulatory agencies.

    SCBT Financial Corporation pays dividends to shareholders from funds provided mainly by dividends from its subsidiary banks. Such bank dividends are subject to certain regulatory restrictions and require the approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of the banks' net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2003, approximately $25,347,000 of the banks' retained earnings was available for distribution to the Company as dividends without prior regulatory approval.

    In 2003, the Company made shareholder dividend payments of $5,070,000 as compared with $4,420,000 in 2002 and $4,000,000 in 2001. The dividend pay-out ratios were 33.98 percent, 31.74 percent and 32.63 percent for the years 2003, 2002 and 2001, respectively. Earnings that are retained continue to be utilized as a basis for loan and investment portfolio growth and in support of acquisition or other business expansion opportunities.

NONINTEREST INCOME AND EXPENSE

    Noninterest income provides significant alternate sources of revenue for the Company that are especially important during periods of economic uncertainty such as the nation has experienced the past three years. For the year ended December 31, 2003, noninterest income was $22,915,000, an increase of $5,067,000, or 28.4 percent, from 2002. In 2002, noninterest income was $17,848,000, an increase of $4,168,000, or 30.5 percent, from 2001. In 2003, noninterest income comprised 26.1 percent of total income from both interest and noninterest sources. In 2002 and 2001, noninterest income was 20.8 percent and
15.5 percent, respectively, of total interest and noninterest income.

    Service charges on deposit accounts were $11,537,000 in 2003, comprising
50.4 percent of total noninterest income, and representing a $638,000, or 5.9 percent increase over 2002. This increase was mainly due to strong deposit growth during 2003. For the year ended December 31, 2002, service charges on deposit accounts were $10,899,000, or 61.6 percent of total noninterest income. This was a $3,149,000, or 40.6 percent, increase over 2001 and resulted from deposit growth and new customer service programs.

    During 2003, other service charges and fees increased by $4,429,000, or 63.7 percent, to $11,378,000, compared with 2002. For the year 2002, other service charges and fees were up $1,589,000, or 29.6 percent, to $6,949,000, compared with 2001. The increases in both 2003 and 2002 were mainly attributable to higher origination fees earned on originations of fixed rate first mortgage loans sold into the secondary market. The historically low interest rate environment produced significant loan production increases in each of the past three years. The results were especially strong in 2003, particularly in the area of mortgage refinancing. Like many lending institutions, the Company experienced a decrease in mortgage loan originations during the fourth quarter of 2003, as refinance activity abated. While lending rates remain low by historical measures in early 2004, the expectation is for mortgage loan production to continue at a less robust pace than that experienced during the second and third quarters of 2003.

    The Company recognized a $570,000 gain on the sale of equity securities in 2001. No gains or losses on disposition of securities-available-for-sale were recorded in either 2003 or 2002.

    In 2003, noninterest expense was $48,715,000, an increase of $6,148,000, or
14.4 percent, from 2002. Noninterest expense was $42,567,000 in 2002, an increase of $5,434,000, or 14.6 percent, compared with 2001.

    Salaries and employee benefits were the largest component of noninterest expense, comprising 58.9 percent and 56.7 percent of the category totals in 2003 and 2002, respectively. In 2003, salaries and employee benefits were $28,670,000, an increase of $4,534,000, or 18.8 percent, over 2002. This increase resulted from planned higher levels of salary, benefits and incentive costs associated with increased staffing levels and lending activities, and commissions to mortgage loan originators based on strong loan production. In 2002, salaries and employee benefits were $24,136,000, an increase of $4,379,000, or 22.2 percent, over 2001. The main contributors to the 2002 increase were again higher staffing levels and commissions associated with strong mortgage loan activity. At December 31, 2003, the Company employed 514 full-time equivalent employees, compared with 480 and 442 at the end of 2002 and 2001, respectively. Payments under a cash incentive plan covering all employees were $868,000 in 2003, $921,000 in 2002 and $730,000 in 2001.

    Net occupancy expense was $2,887,000, $2,319,000 and $2,053,000 in 2003,
2002, 2001, respectively. These expenses increased 24.5 percent from 2002 to 2003, mainly due to branch openings and the new Columbia corporate headquarters completed and occupied in January 2003. In 2002, net occupancy expense was 13.0 percent higher that the previous year, due similarly to increased operating expenses associated with new banking facilities.

    Furniture and equipment expense was $4,397,000 in 2003, an increase of $539,000, or 14.0 percent, from 2002. This increase was mainly due to higher depreciation expense and costs of leasing data processing and other equipment in connection with new facilities. In 2002, furniture and equipment expense was $3,858,000, an increase of $135,000, or 3.6 percent, from 2001. Higher equipment leasing costs were the main contributors to the 2002 increase.

    For the year 2003, other expense was $12,761,000, an increase of $507,000, or 4.1 percent, from 2002. Other expense variations from 2002 to 2003 included an increase of $232,000 in facilities operating expenses, including communications, supplies, printing and postage in connection with new banking facilities; an increase in city and county taxes of $203,000 resulting from new facilities and higher tax levies on existing facilities; an increase in legal fees of $118,000 associated with Sarbanes-Oxley compliance and various corporate initiatives; an increase in public relations expense of $116,000 due to increased community involvement activities; and a decrease in consulting fees of $293,000, mainly attributable to new customer service programs in 2002. In 2002, other expense was $12,254,000, an increase of $654,000, or 5.6 percent, from 2001. Consulting fees noted above were $613,000 higher in 2002 than 2001; advertising and marketing costs increased by $415,000 in connection with changing the names of the banking subsidiaries to South Carolina Bank and Trust; facilities expenses were up $360,000 in connection with new bank properties; and amortization of intangible assets decreased by $495,000.

TABLE 12
QUARTERLY RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                 2003 QUARTERS                                      2002 QUARTERS
                                 FOURTH        THIRD       SECOND        FIRST       FOURTH       THIRD        SECOND        FIRST
Interest income                 $ 15,487     $ 16,411     $ 16,536     $ 16,420     $ 16,672     $ 17,195     $ 16,767     $ 16,690
Interest expense                   3,052        3,511        3,986        4,073        4,352        4,692        4,629        5,002
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income            12,435       12,900       12,550       12,347       12,320       12,503       12,138       11,688
-----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses            445          831          230          839        1,208          884          644          491
Noninterest income                 5,510        6,432        5,639        5,334        5,144        4,372        4,104        4,151
Noninterest expense               12,062       12,828       12,196       11,629       10,525       11,276       10,525       10,241
-----------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes      5,438        5,673        5,763        5,213        5,731        4,715        5,073        5,107
Income taxes                       1,770        1,787        1,952        1,792        1,931        1,460        1,670        1,731
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                   $  3,668     $  3,886     $  3,811     $  3,421     $  3,800     $  3,255     $  3,403     $  3,376
===================================================================================================================================

CRITICAL ACCOUNTING POLICIES

     SCBT Financial Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements. Certain of these policies involve significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. Different assumptions in the application of these policies could result in material changes in the Company's financial position and results of operations.

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

    Intangible assets, included in other assets in the consolidated balance sheets, consist of goodwill and core deposit premium costs that resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that management believes reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Beginning January 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment.

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

CONTRACTUAL OBLIGATIONS

   The following table presents payment schedules for certain contractual obligations of the Company as of December 31, 2003. Long-term debt obligations totaling $52,050,000 include advance agreements (borrowings) with the Federal Home Loan Bank of Atlanta. These advances are collateralized by stock in the FHLB of Atlanta and qualifying first mortgage loans and commercial real estate loans under a blanket floating lien. Further information regarding these advances is contained in Table 11 of this Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating lease obligations of $3,036,000 pertained to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 19 to the consolidated financial statements.


(IN THOUSANDS OF DOLLARS)

                                                                  PAYMENT DUE BY PERIOD

                                                          LESS THAN        1-3          3-5       MORE THAN
                                                TOTAL       1 YEAR        YEARS        YEARS       5 YEARS
Long-term debt obligations                    $ 52,050     $    122     $  7,248     $  3,255     $ 41,425
Operating lease obligations                      3,036          598          836          547        1,055
                                              ------------------------------------------------------------

Total                                         $ 55,086     $    720     $  8,084     $  3,802     $ 42,480
                                              ============================================================

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF

MANAGEMENT

    The financial statements, accompanying notes, and other financial information in this Report were prepared by management of SCBT Financial Corporation which is responsible for the integrity of the information given. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts which are based on management's judgment or best estimates.

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

     Internal audit reports are prepared for the Audit Committee of the Board of Directors and copies are made available to the independent auditors. The Audit Committee of the Board of Directors consists solely of outside independent directors who meet periodically with management, internal auditors, and the independent auditors. The Audit Committee reviews matters relating to the audit scope, quality of financial reporting and control, and evaluation of management's performance of its financial reporting responsibility. Access to the Audit Committee is available to both internal and independent auditors without management present.

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

SCBT Financial
Corporation Columbia,
South Carolina February
2, 2004


REPORT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Shareholders and
  the Board of
  Directors SCBT
  Financial Corporation

    We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

J. W. Hunt and Company, LLP
Columbia, South Carolina
February 2, 2004

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)

                                                                                                DECEMBER 31,
                                                                                           2003              2002
                                                                                           ----              ----
                                     ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                             $     38,541      $     40,479
   Interest-bearing deposits with banks                                                       4,083                35
   Federal funds sold                                                                         4,500              --
---------------------------------------------------------------------------------------------------------------------
           Total cash and cash equivalents                                                   47,124            40,514
---------------------------------------------------------------------------------------------------------------------
Investment securities:
   Securities held-to-maturity (fair value of $30,952 in 2003 and $35,044 in 2002)           29,487            33,211
   Securities available-for-sale, at fair value                                             122,522           131,740
---------------------------------------------------------------------------------------------------------------------
           Total investment securities                                                      152,009           164,951
---------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                          12,346            39,141
---------------------------------------------------------------------------------------------------------------------
Loans                                                                                       939,538           864,815
   Less unearned income                                                                        (778)           (1,393)
   Less allowance for loan losses                                                           (11,700)          (11,065)
---------------------------------------------------------------------------------------------------------------------
           Loans, net                                                                       927,060           852,357
---------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                  32,647            28,186
---------------------------------------------------------------------------------------------------------------------
Other assets                                                                                 26,506            19,799
---------------------------------------------------------------------------------------------------------------------
           Total assets                                                                $  1,197,692      $  1,144,948
=====================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                                 $    169,192      $    146,104
   Interest-bearing                                                                         777,086           752,059
---------------------------------------------------------------------------------------------------------------------
           Total deposits                                                                   946,278           898,163
Federal funds purchased and securities
   sold under agreements to repurchase                                                       80,967            88,616
Notes payable                                                                                52,050            49,500
Other liabilities                                                                             6,048             5,173
---------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                              1,085,343         1,041,452
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock - $2.50 par value, authorized 40,000,000
      shares, issued and outstanding 7,690,186 shares in
      2003 and 7,673,339 shares in 2002                                                      19,225            19,183
   Surplus                                                                                   62,722            62,423
   Retained earnings                                                                         29,787            20,071
   Accumulated other comprehensive income                                                       615             1,819
---------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                            112,349           103,496
---------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                       $  1,197,692      $  1,144,948
=====================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                                     2003            2002            2001
                                                                   --------        --------        --------
Interest income:
  Loans, including fees                                            $ 58,283        $ 57,956        $ 63,196
  Investment securities:
     Taxable                                                          4,980           7,307           8,980
     Tax-exempt                                                       1,383           1,501           1,606
  Money market funds                                                     67             404             108
  Federal funds sold                                                     86             107             578
  Deposits with banks                                                    55              49               4
-----------------------------------------------------------------------------------------------------------
                     Total interest income                           64,854          67,324          74,472
-----------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                           11,555          15,382          25,423
  Federal funds purchased and securities
     sold under agreements to repurchase                                545             878           2,438
  Notes payable                                                       2,522           2,492           2,111
-----------------------------------------------------------------------------------------------------------
        Total interest expense                                       14,622          18,752          29,972
-----------------------------------------------------------------------------------------------------------
Net interest income:
  Net interest income                                                50,232          48,572          44,500
  Provision for loan losses                                           2,345           3,227           2,304
-----------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses          47,887          45,345          42,196
-----------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts                                11,537          10,899           7,750
  Other service charges and fees                                     11,378           6,949           5,360
  Gain on sale of securities available-for-sale                        --              --               570
-----------------------------------------------------------------------------------------------------------
        Total noninterest income                                     22,915          17,848          13,680
-----------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                                     28,670          24,136          19,757
  Net occupancy expense                                               2,887           2,319           2,053
  Furniture and equipment expense                                     4,397           3,858           3,723
  Other expense                                                      12,761          12,254          11,600
-----------------------------------------------------------------------------------------------------------
        Total noninterest expense                                    48,715          42,567          37,133
-----------------------------------------------------------------------------------------------------------
Earnings:
  Income before provision for income taxes                           22,087          20,626          18,743
  Provision for income taxes                                          7,301           6,792           6,486
-----------------------------------------------------------------------------------------------------------
        Net income                                                 $ 14,786        $ 13,834        $ 12,257
===========================================================================================================
Earnings per share
  Basic                                                            $   1.93        $   1.80        $   1.59
===========================================================================================================
  Diluted                                                          $   1.91        $   1.79        $   1.59
===========================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                     COMMON STOCK                            RETAINED   COMPREHENSIVE
                                                SHARES          AMOUNT        SURPLUS        EARNINGS    INCOME/LOSS        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     7,026,901     $   17,567     $   47,488     $   20,228     $     (347)    $   84,936
Comprehensive income:
   Net income                                       --             --             --           12,257           --           12,257
   Change in net unrealized gain on
      securities available-for-sale, net of
      tax effects                                   --             --             --             --            1,499          1,499
                                                                                                                         ----------
        Total comprehensive income                                                                                           13,756
                                                                                                                         ----------
Cash dividends declared at $.57 per share           --             --             --           (4,000)          --           (4,000)
                                                                                                                         ----------
Stock options exercised                           76,230            191            700           --             --              891
                                                                                                                         ----------
Common stock repurchased                        (138,253)          (346)        (2,172)          --             --           (2,518)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     6,964,878         17,412         46,016         28,485          1,152         93,065
                                                                                                                         ----------
Comprehensive income:
   Net income                                       --             --             --           13,834           --           13,834
   Change in net unrealized gain on
      securities available-for-sale, net of
      tax effects                                   --             --             --             --              667            667
                                                                                                                         ----------
        Total comprehensive income                                                                                           14,501
                                                                                                                         ----------
Cash dividends declared at $.59 per share           --             --             --           (4,420)          --           (4,420)
                                                                                                                         ----------
Stock options exercised                            4,300             11             67           --             --               78
                                                                                                                         ----------
Employee stock purchases                           3,776              9             72           --             --               81
                                                                                                                         ----------
Restricted stock awards                           17,000             43            413           --                             456
                                                                                                                         ----------
Common stock repurchased                         (12,402)           (31)          (234)          --             --             (265)
                                                                                                                         ----------
Common stock dividend of 10%, record date,
      November 22, 2002                          695,787          1,739         16,089        (17,828)          --             --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                     7,673,339         19,183         62,423         20,071          1,819        103,496
                                                                                                                         ----------
Comprehensive income:
   Net income                                       --             --             --           14,786           --           14,786
   Change in net unrealized gain on
      securities available-for-sale, net of
      tax effects                                   --             --             --             --           (1,204)        (1,204)
                                                                                                                         ----------
         Total comprehensive income                                                                                          13,582
                                                                                                                         ----------
Cash dividends declared at $.66 per share           --             --             --           (5,070)          --           (5,070)
                                                                                                                         ----------
Stock options exercised                            5,723             14             86           --             --              100
                                                                                                                         ----------
Employee stock purchases                          11,224             28            217           --             --              245
                                                                                                                         ----------
Restricted stock awards                            2,000              5             44           --             --               49
                                                                                                                         ----------
Common stock repurchased                          (2,100)            (5)           (48)          --             --              (53)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                     7,690,186     $   19,225     $   62,722     $   29,787     $      615     $  112,349
===================================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                               YEAR ENDED DECEMBER 31,
Cash flows from operating activities:                                    2003           2002           2001
                                                                         ----           ----           ----
  Net income                                                          $   14,786     $   13,834     $   12,257
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization
                                                                           2,498          2,005          2,439
        Provision for loan losses                                          2,345          3,227          2,304
        Deferred income taxes                                                186           (109)          (465)
        Gain on sale of securities available-for-sale                       --             --             (570)
        (Gain) loss on sale of premises and equipment                         (7)             4             17
        Net amortization of investment securities                          1,054            962            189
        Net change in:
           Loans held for sale                                            26,795        (18,363)       (19,425)
           Accrued interest receivable                                       362            667          1,569
           Prepaid assets                                                     (1)          (771)           582
           Miscellaneous other assets                                     (7,470)        (3,978)          (405)
           Accrued interest payable                                         (739)          (687)        (1,312)
           Accrued income taxes                                             (502)            95            244
           Miscellaneous other liabilities                                 2,115            690            772
--------------------------------------------------------------------------------------------------------------
           Net cash provided (used) by operating activities               41,422         (2,424)        (1,804)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities available-for-sale           --             --           14,044
  Proceeds from maturities of investment securities
     held-to-maturity                                                      3,666          2,807          3,459
  Proceeds from maturities of investment securities
     available-for-sale                                                  118,467        277,106        172,001
  Purchases of investment securities held-to-maturity                       --           (1,073)          --
  Purchases of investment securities available-for-sale                 (112,188)      (253,744)      (193,450)
  Net increase in customer loans                                         (77,747)      (117,572)       (22,198)
  Recoveries on loans previously charged off                                 700            256            400
  Purchases of premises and equipment                                     (6,022)       (10,773)        (4,997)
  Proceeds from sale of premises and equipment                                23            187            280
--------------------------------------------------------------------------------------------------------------
           Net cash used by investing activities                         (73,101)      (102,806)       (30,461)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits                                         48,116         86,640         53,948
  Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                   (7,648)        21,999            668
  Proceeds from issuance of debt                                          46,550           --           54,500
  Repayment of debt                                                      (44,000)          --          (62,050)
  Common stock issuance                                                      294            537           --
  Common stock repurchase                                                    (53)          (265)        (2,518)
  Dividends paid                                                          (5,070)        (4,420)        (4,000)
  Stock options exercised                                                    100             78            891
--------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                      38,289        104,569         41,439
--------------------------------------------------------------------------------------------------------------

(IN THOUSANDS OF DOLLARS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                         2003           2002           2001
                                                                         ----           ----           ----
Net increase (decrease) in cash and cash equivalents                  $    6,610     $     (661)     $    9,174
Cash and cash equivalents at beginning of year                            40,514         41,175          32,001
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   47,124     $   40,514      $   41,175
===============================================================================================================

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
  Interest                                                            $   15,361     $   18,282      $   31,685
===============================================================================================================
  Income taxes                                                        $    7,761     $    6,705      $    6,715
===============================================================================================================
Schedule of Noncash Investing Transactions:
Real estate acquired in full or partial settlement of loans           $    1,465     $    1,051      $      798
===============================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., (the "Banks"), and CreditSouth Financial Services Corporation ("CreditSouth"). The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America. The Banks provide general banking services within the State of South Carolina ("South Carolina").

On December 1, 2002, South Carolina Bank and Trust, N.A. acquired the majority of the consumer loan portfolio and related assets of CreditSouth and assumed the continuing lending activities of that entity. Thereafter, CreditSouth ceased active lending programs and focused on servicing a retained portfolio of loans that were delinquent at the time of the acquisition.

In July 2003, South Carolina Bank and Trust of the Pee Dee, N.A., was merged with South Carolina Bank and Trust, N.A., in order to achieve certain operating efficiencies.

BASIS OF CONSOLIDATION:
The consolidated financial statements include the accounts of SCBT Financial Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $29,981,000 at December 31, 2003. Based on this criteria, the Company had two credit concentrations at the end of the year, including $60,188,000 of loans to lessors of nonresidential buildings and $38,702,000 of loans to religious organizations.

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

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available-for-sale are determined using the specific identification method. In estimating other-thantemporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost,
(2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS HELD FOR SALE:

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LOANS:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans by methods which generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are most typically placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 120 days or more. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. Interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income. Interest accrued from previous years is charged against the allowance for loan losses. Interest income is subsequently recognized only to the extent of interest payments received.

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

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses is established for estimated loan charge-offs through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

PREMISES AND EQUIPMENT:

Land is carried at cost. Office equipment, furnishings, and buildings are carried at cost less accumulated depreciation computed principally on the declining-balance and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Additions to premises and equipment and major replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.

INTANGIBLE ASSETS:

Intangible assets consist primarily of goodwill and core deposit premium costs which resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed. Core deposit premium costs are being amortized over the estimated useful lives of the deposit accounts acquired on a method which reasonably approximates the anticipated benefit stream from the accounts. Beginning January 1, 2002, goodwill is no longer amortized, but is reviewed for potential impairment. The impairment tests are performed at a reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To the extent that impairment exists, write-downs to realizable value are recorded.

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

PROFIT-SHARING PLAN - The Company and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age twenty-one and completing one year of eligible service. Plan participants elect to contribute 1% to 4% of annual base compensation as a before tax contribution. The Company matches 50% of these contributions, however, beginning in April 2004, the Company will match 50% of an employee's contribution up to 6% of compensation. Employer contributions may be made from current or accumulated net profits. Participants may additionally elect to contribute 1% to 6% of annual base compensation as a before tax contribution with no employer matching contribution.

RETIREE MEDICAL PLAN - Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2002, and the liability for future benefits has been recorded in the consolidated financial statements.

EMPLOYEE STOCK PURCHASE PLAN - The Company has registered 300,000 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed one year of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 85 percent of the common stock's fair value on either the first or last day of the quarter.

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

ADVERTISING COSTS:
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires that an entity recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of this standard did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 were effective for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation addresses consolidation by business enterprises of certain variable interest entities in which they have controlling financial interests. This interpretation applied immediately to any variable interest entities created after January 31, 2003, and was effective July 1, 2003 for variable interests acquired prior to February 1, 2003. The effective date was later delayed, however the Company adopted the requirements of FIN 46 effective July 1, 2003, with no impact on the financial condition or operating results of the Company. In December 2003, the FASB issued a revised FIN 46 that incorporated guidance from certain FASB staff positions relating to the original interpretation. The revised FIN 46 is effective for periods ending after December 15 or March 15, 2004, depending on the type of variable interest entity. The issuance of the revised FIN 46 did not affect the Company's initial adoption. The interpretation of FIN 46 and its application to various transaction types and structures are still evolving and management will continue to monitor these emerging issues.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement provides new rules on the accounting for certain financial instruments that, under precious guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

In December 2003, the Securities and Exchange Commission (SEC) staff issued informal interim guidance relating to the accounting for interest rate lock commitments that are subject to SFAS No. 133 Implementation Issue No. C13, which includes the Company's mortgage loan interest rate lock commitments. The SEC interim guidance will require that all interest rate lock commitments entered into in the period beginning after March 15, 2004 (April 1, 2004 for the Company), be recorded as a written option liability with a corresponding expense charge. As the guidance has not yet been formalized in a Staff Accounting Bulletin and details of the valuation methodology are not available, it is difficult to ascertain the effect on the Company; however, it is not anticipated that the adoption of this guidance will have a material effect on the financial condition or the operating results of the Company.

OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS:

The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2003 and 2002 was approximately $11,413,000 and $9,148, 000, respectively.

At December 31, 2003, the Company and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $3,583,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.


NOTE 3 - INVESTMENT SECURITIES:
The following is the amortized cost and fair value of investment securities held-to-maturity at December 31, 2003 and 2002:

                                                                  2003
                                                        GROSS              GROSS
                                   AMORTIZED          UNREALIZED         UNREALIZED              FAIR
                                     COST               GAINS              LOSSES                VALUE
                                     ----               -----              ------                -----
(IN THOUSANDS OF DOLLARS)
Mortgage-backed                  $       --          $       --          $       --          $       --
State and municipal                    29,487               1,465                --                30,952
---------------------------------------------------------------------------------------------------------
        Total                    $     29,487        $      1,465        $       --          $     30,952
=========================================================================================================


                                                                  2002
                                                        GROSS              GROSS
                                   AMORTIZED          UNREALIZED         UNREALIZED              FAIR
                                     COST               GAINS              LOSSES                VALUE
                                     ----               -----              ------                -----
(IN THOUSANDS OF DOLLARS)
Mortgage-backed                  $         51        $       --          $       --          $         51
State and municipal                    33,160               1,836                  (3)             34,993
---------------------------------------------------------------------------------------------------------
        Total                    $     33,211        $      1,836        $         (3)       $     35,044
=========================================================================================================

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 2003 and 2002:

                                                                  2003
                                                        GROSS              GROSS
                                   AMORTIZED          UNREALIZED         UNREALIZED              FAIR
                                     COST               GAINS              LOSSES                VALUE
                                     ----               -----              ------                -----
(IN THOUSANDS OF DOLLARS)
U. S. Treasury and other
   Government agencies           $     25,448        $         44        $        (39)       $     25,453
Mortgage-backed                        77,906               1,177                (523)             78,560
Other investments                      18,177                 332                --                18,509
---------------------------------------------------------------------------------------------------------
   Total                         $    121,531        $      1,553        $       (562)       $    122,522
=========================================================================================================


                                                                  2002
                                                        GROSS              GROSS
                                   AMORTIZED          UNREALIZED         UNREALIZED              FAIR
                                     COST               GAINS              LOSSES                VALUE
                                     ----               -----              ------                -----
(IN THOUSANDS OF DOLLARS)
U. S. Treasury and other
   Government agencies           $     45,319        $        543        $         (3)       $     45,859
Mortgage-backed                        72,337               2,358                  (1)             74,694
Other investments                      11,096                  97                  (6)             11,187
---------------------------------------------------------------------------------------------------------
   Total                         $    128,752        $      2,998        $        (10)       $    131,740
=========================================================================================================

The amortized cost and fair value of debt securities at December 31, 2003 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            SECURITIES                             SECURITIES
                                         HELD-TO-MATURITY                      AVAILABLE-FOR-SALE

                                   AMORTIZED             FAIR              AMORTIZED            FAIR
                                     COST                VALUE               COST               VALUE
                                     ----                -----               ----               -----
(IN THOUSANDS OF DOLLARS)
Due in one year or less          $      4,714        $      4,759        $     12,830        $     12,861
Due after one year through
    five years                         20,238              21,256              90,526              91,216
Due after five years through
    ten years                           4,535               4,937              12,498              12,445
---------------------------------------------------------------------------------------------------------
      Subtotal                         29,487              30,952             115,854             116,522
No contractual maturity                  --                  --                 5,677               6,000
---------------------------------------------------------------------------------------------------------
      Total                      $     29,487        $     30,952        $    121,531        $    122,522
=========================================================================================================

There were no sales or transfers of held-to-maturity securities during 2003, 2002 or 2001.

The following table summarizes information with respect to sale of available-for-sale securities:

                                               YEAR ENDED DECEMBER 31,
                                     2003                2002                2001
                                     ----                ----                ----
(IN THOUSANDS OF DOLLARS)
Sale proceeds                    $       --          $       --          $     14,044
-------------------------------------------------------------------------------------
Gross realized gains             $       --          $       --          $        597
Gross realized losses                    --                  --                    27
-------------------------------------------------------------------------------------
Net realized gain                $       --          $       --          $        570
=====================================================================================

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                           LESS THAN TWELVE MONTHS                OVER TWELVE MONTHS
                                           -----------------------                ------------------
                                          GROSS                                                     GROSS
                                        UNREALIZED             FAIR           UNREALIZED             FAIR
                                          LOSSES               VALUE            LOSSES               VALUE
                                          ------               -----            ------               -----
(IN THOUSANDS OF DOLLARS)
Securities Held-to-Maturity
---------------------------
State and municipal                  $       --          $       --          $       --          $       --
-------------------------------------------------------------------------------------------------------------
   Total Held-to-Maturity            $       --          $       --          $       --          $       --
=============================================================================================================


Securities Available-for-Sale
-----------------------------
U.S. Treasury and
   Government agencies               $         39        $      3,712        $       --          $       --
Mortgage-backed                               523              39,068                --                  --
Other investments                            --                  --                  --                  --
-------------------------------------------------------------------------------------------------------------
   Total Available-for-Sale          $        562        $     42,780        $       --          $       --
=============================================================================================================

At December 31, 2003, debt securities with unrealized losses have depreciated only 1.3% from the Company's amortized cost basis. These unrealized losses relate principally to mortgage-backed securities whose prepayment speeds were higher than anticipated at the time of purchase. Consequently, any premiums paid (above par) have adjusted to revised market expectations in the fair value price analysis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Management evaluates securities for other-than temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

At December 31, 2003 and 2002, investment securities with a carrying value of $56,014,000 and $70,045,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2003 and 2002, the carrying amount of securities pledged to secure repurchase agreements was $73,207,000 and $73,179,000, respectively.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 2003 and 2002:

                                                                                 2003               2002
                                                                                 ----               ----
(IN THOUSANDS OF DOLLARS)
Commercial, financial and agricultural                                       $    133,055        $    149,385
Real estate - construction                                                         26,511              40,338
Real estate - mortgage                                                            678,229             562,179
Consumer                                                                          101,743             112,913
-------------------------------------------------------------------------------------------------------------
           Total loans                                                            939,538             864,815
Less, unearned income                                                                 778               1,393
Less, allowance for loan losses                                                    11,700              11,065
-------------------------------------------------------------------------------------------------------------
            Loans, net                                                       $    927,060        $    852,357
=============================================================================================================


Changes in the allowance for loan losses for the three years ended December 31, 2003, were as follows:

                                                                       2003                 2002                 2001
                                                                       ----                 ----                 ----
(IN THOUSANDS OF DOLLARS)
Balance at beginning of year                                       $     11,065         $      9,818         $      8,922
Loans charged-off                                                        (2,410)              (2,236)              (1,808)
Recoveries of loans previously charged-off                                  700                  256                  400
-------------------------------------------------------------------------------------------------------------------------
Balance before provision for loan losses                                  9,355                7,838                7,514
Provision for loan losses                                                 2,345                3,227                2,304
-------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                             $     11,700         $     11,065         $      9,818
=========================================================================================================================

The following is a summary of information pertaining to impaired and nonaccrual loans:

                                                                                 2003               2002
                                                                                 ----               ----
(IN THOUSANDS OF DOLLARS)
Impaired loans without a valuation allowance                                 $       --          $       --
Impaired loans with a valuation allowance                                           2,871                 835
-------------------------------------------------------------------------------------------------------------
Total impaired loans                                                         $      2,871        $        835
=============================================================================================================

Valuation allowance related to impaired loans                                $        971        $        720

Total nonaccrual loans                                                       $      4,669        $      3,010
Total loans past-due ninety days or more and still accruing                  $      2,082        $      1,729

Interest income which was foregone was an immaterial amount for each of the three years in the period ended December 31, 2003. There were no restructured loans at December 31, 2003 and 2002. Included in the balance sheet under the caption "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate totaled $1,465,000 and $1,051,000 at December 31, 2003 and 2002, respectively.

NOTE 5 - PREMISES AND EQUIPMENT:
Premises and equipment at December 31, consisted of the following:

                                                          USEFUL LIFE            2003                2002
                                                          -----------            ----                ----
(IN THOUSANDS OF DOLLARS)
Land                                                                         $      6,051        $      3,408
Buildings and leasehold improvements                      15-40 years              27,886              26,646
Equipment and furnishings                                  5-10 years              15,147              12,609
-------------------------------------------------------------------------------------------------------------
             Total                                                                 49,084              42,663
Less, accumulated depreciation                                                     16,437              14,477
-------------------------------------------------------------------------------------------------------------
             Premises and equipment, net                                     $     32,647        $     28,186
=============================================================================================================

Depreciation expense charged to operations was $2,012,000, $1,467,000, and $1,474,000 in 2003, 2002, and 2001, respectively.

Computer software with an original cost of $2,426,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $285,000, $333,000, $241,000 for the years ended December 31, 2003, 2002, and
2001 respectively.

NOTE 6 - INTANGIBLE ASSETS:

As a result of the adoption of SFAS 142, the Company ceased amortization of its $2,363,000 of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill, based on testing performed through December 31, 2003.

The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31, 2003 and 2002:

                                                                       2003                 2002
                                                                       ----                 ----
(IN THOUSANDS OF DOLLARS)
Gross carrying amount                                              $      5,538         $      5,538
Accumulated amortization                                                 (4,608)              (4,414)

Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

           YEAR ENDING DECEMBER 31:           (IN THOUSANDS OF DOLLARS)
                    2004                                $ 173
                    2005                                  155
                    2006                                  138
                    2007                                  120
                    2008                                  102

The following table presents actual results for the years ended December 31, 2003 and 2002, and adjusted net income and adjusted earnings per share for the year ended December 31, 2001 assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:

                                                                       2003                2002                2001
                                                                       ----                ----                ----
(IN THOUSANDS OF DOLLARS)
Reported net income                                                $     14,786        $     13,834        $     12,257
Add back:
    Goodwill amortization                                                  --                  --                   199
-----------------------------------------------------------------------------------------------------------------------
         Adjusted net income                                       $     14,786        $     13,834        $     12,456
=======================================================================================================================

Basic earnings per share:
    Reported net income                                            $       1.93        $       1.80        $       1.59
         Add back:
            Goodwill amortization                                          --                  --                   .02
-----------------------------------------------------------------------------------------------------------------------
         Adjusted net income                                       $       1.93        $       1.80        $       1.61
=======================================================================================================================

Diluted earnings per share:
    Reported net income                                            $       1.91        $       1.79        $       1.59
         Add back:
            Goodwill amortization                                          --                  --                   .02
-----------------------------------------------------------------------------------------------------------------------
         Adjusted net income                                       $       1.91        $       1.79        $       1.61
=======================================================================================================================

NOTE 7 - DEPOSITS:

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $134,302,000 and $149,522,000, respectively.

At December 31, 2003, the scheduled maturities of time deposits of all denominations are as follows:

                (IN THOUSANDS OF DOLLARS)
                          2004                               $ 307,068
                          2005                                  37,743
                          2006                                  13,610
                          2007                                   5,554
                          2008                                   4,294
                       Thereafter                                2,000
                                                              ---------
                                                              $ 370,269
                                                              =========

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

NOTE 9 - NOTES PAYABLE:

The Banks have entered into advance (borrowing) agreements with the FHLB of Atlanta. Advances under these agreements are collateralized by stock in the FHLB of Atlanta, and qualifying first mortgage loans and commercial real estate loans under a blanket floating lien. A summary of advances during the years ended December 31, 2003 and 2002, is as follows (dollars in thousands):

                                                            2003                2002
                                                            ----                ----

Advances outstanding at December 31                        $52,050             $49,500

Maximum amount outstanding at any month-end                 63,500              49,500

Average amount outstanding during the year                  51,720              49,500

Weighted-average interest rate at December 31                4.98%               5.03%

Weighted-average interest rate during the year               4.88%               5.03%

Principal maturities of FHLB advances are summarized below:

(IN THOUSANDS OF DOLLARS)
                          Year Ending December 31,:
                                   2004                           $ 122
                                   2005                             123
                                   2006                           7,125
                                   2007                             127
                                   2008                           3,128
                                   Thereafter                    41,425
                                                               --------
                                                               $ 52,050
                                                               ========

NOTE 10 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                                           YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                            2003            2002             2001
                                                                     ----            ----             ----
Current:
   Federal                                                         $  6,506        $  6,308         $  6,346
   State                                                                609             593              605
------------------------------------------------------------------------------------------------------------
         Total current tax expense                                    7,115           6,901            6,951
------------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                              141             (67)            (419)
   State                                                                 45             (42)             (46)
------------------------------------------------------------------------------------------------------------
         Total deferred tax expense (benefit)                           186            (109)            (465)
------------------------------------------------------------------------------------------------------------
         Provision for income taxes                                $  7,301        $  6,792         $  6,486
============================================================================================================

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax expense (benefit) as follows:

                                                                           YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                            2003            2002             2001
                                                                     ----            ----             ----
Provision for loan losses                                          $   (262)        $   (611)        $   (401)
Pension cost and post-retirement benefits                                (6)              35               44
Consumer loan income                                                    (49)             (33)              26
Depreciation                                                            393              399              (56)
Other                                                                   110              101              (78)
------------------------------------------------------------------------------------------------------------
        Total                                                      $    186         $   (109)        $   (465)
=============================================================================================================

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

                                                                            YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                            2003             2002             2001
                                                                     ----             ----             ----
Income taxes at federal statutory rate                             $  7,730         $  7,219         $  6,560
Increase (reduction) of taxes resulting from:
    State income taxes, net of federal
      tax benefit                                                       415              401              393
Tax-exempt interest income                                             (550)            (589)            (608)
Other, net                                                             (294)            (239)             141
-------------------------------------------------------------------------------------------------------------
             Provision for income taxes                            $  7,301         $  6,792         $  6,486
=============================================================================================================

The components of the net deferred tax asset, included in other assets, are as follows:

(IN THOUSANDS OF DOLLARS)                                                             2003             2002
                                                                                      ----             ----
Allowance for loan losses                                                           $  4,229         $  3,967
Post-retirement benefits                                                                 104              113
Intangible assets                                                                        287              390
Start-up expenses                                                                       --                 19
State net operating loss carry forward                                                    87               60
-------------------------------------------------------------------------------------------------------------
             Total deferred tax assets                                                 4,707            4,549
-------------------------------------------------------------------------------------------------------------
Depreciation                                                                           1,483            1,090
Unrealized gains on investment securities available-for-sale                             377            1,115
Consumer loan income                                                                     220              269
Bond discount accretion                                                                    7               19
Pension plan                                                                             395              410
Passive losses                                                                             2             --
-------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                     2,484            2,903
-------------------------------------------------------------------------------------------------------------
             Net deferred tax asset before valuation allowance                         2,223            1,646
             Less valuation allowance                                                    (90)             (64)
-------------------------------------------------------------------------------------------------------------
             Net deferred tax asset                                                 $  2,133         $  1,582
=============================================================================================================

At December 31, 2003, the Company had net operating loss carryforwards for state income tax purposes of approximately $1,748,000 available to offset future state taxable income. The carryforwards expire in the years 2010 to 2018. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 11 - OTHER EXPENSE:

The following is a summary of the components of other noninterest expense:

                                                                            YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                            2003            2002            2001
                                                                     ----            ----            ----
Telephone and postage                                              $  1,480        $  1,389        $  1,169
Professional fees                                                     1,399           1,727           1,089
Office supplies                                                       1,021             969             807
Advertising                                                           1,286           1,519           1,464
Amortization                                                            486             562             965
Regulatory fees                                                         743             701             621
Insurance                                                               197             204             178
Other                                                                 6,149           5,183           5,307
-----------------------------------------------------------------------------------------------------------
             Total                                                 $ 12,761        $ 12,254        $ 11,600
===========================================================================================================

NOTE 12 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                            YEAR ENDED DECEMBER 31,
                                                                     2003            2002            2001
                                                                     ----            ----            ----
Numerator:
   Net income - numerator for basic
      and diluted earnings per share                               $ 14,786        $ 13,834        $ 12,257
-----------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -
      weighted-average shares outstanding                             7,680           7,664           7,712
   Effect of dilutive securities:
      Employee stock options                                             77              59              12
-----------------------------------------------------------------------------------------------------------
   Dilutive potential shares:
      Denominator for diluted earnings per
        share - adjusted weighted-average
        shares and assumed conversions                                7,757           7,723           7,724
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                                           $   1.93        $   1.80        $   1.59
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                                         $   1.91        $   1.79        $   1.59
-----------------------------------------------------------------------------------------------------------

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

                                          2003                     2001
                                          ----                     ----
Number of shares                         16,600                   7,000
--------------------------------------------------------------------------------
Range of exercise prices            $28.15 TO $30.96         $25.45 to $25.91

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                             YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                                             2003             2002             2001
                                                                                      ----             ----             ----
Change in unrealized holding gains (losses) on available-for-sale securities        $ (1,942)        $  1,130         $  2,408
Tax effect                                                                               738             (463)            (909)
------------------------------------------------------------------------------------------------------------------------------
    Net-of-tax amount                                                               $ (1,204)        $    667         $  1,499
==============================================================================================================================

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Company from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2003, approximately $25,347,000 of the Banks' retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may lend to the Company unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Company in the form of loans or advances was approximately $21,479,000 at December 31, 2003.

NOTE 15 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31, 2003 and 2002:

(IN THOUSANDS OF DOLLARS)                                                         2003             2002
                                                                                  ----             ----
Change in benefit obligation:
   Benefit obligation at beginning of year                                      $  9,628         $  8,172
   Service cost                                                                      653              472
   Interest cost                                                                     677              579
  Actuarial, gain (loss)                                                             781              678
   Benefits paid                                                                    (228)            (273)
---------------------------------------------------------------------------------------------------------
   Benefit obligation at October 31 and December 31, respectively                 11,511            9,628
---------------------------------------------------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year
                                                                                   8,041            8,011
  Actual return on plan assets                                                       843             (197)
   Employer contribution                                                             597              500
   Benefits paid                                                                    (228)            (273)
---------------------------------------------------------------------------------------------------------
   Fair value of plan assets at October 31 and December 31, respectively           9,253            8,041
---------------------------------------------------------------------------------------------------------
Funded status                                                                     (2,258)          (1,587)
Unrecognized net actuarial loss                                                    3,173            2,696
Unrecognized prior service cost                                                        4                5
Employee contributions between measurement date and fiscal year end                  162             --
---------------------------------------------------------------------------------------------------------
   Prepaid benefit cost                                                         $  1,081         $  1,114
=========================================================================================================

The components of net periodic pension cost are as follows:

                                                                             YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                            2003             2002             2001
                                                                     ----             ----             ----
Service cost                                                       $    653         $    472         $    391
Interest cost                                                           677              579              530
Expected return on plan assets                                         (714)            (650)            (633)
Amortization of prior service cost                                        1                1                1
Recognized net actuarial gain/loss                                      176               39             --
Amortization of transition asset                                       --               --                (28)
-------------------------------------------------------------------------------------------------------------
                      Net periodic benefit cost                    $    793         $    441         $    261
=============================================================================================================


Information as of October 31 and December 31, respectively:

                                                                     2003            2002
                                                                     ----            ----
Projected benefit obligation                                       $ 11,511        $  9,628
Accumulated benefit obligation                                        9,041           7,813
Fair value of plan assets                                             9,253           8,041

Measurement date                                                   OCTOBER 31      December 31

Weighted-average assumptions used to determine benefit
 obligations at measurement date:
  Discount rate                                                       6.50%           6.75%
  Rate of compensation increase                                       5.00%           5.00%

For the years ended December 31, 2003, 2002 and 2001, the assumptions used to determine net periodic pension cost are as follows:

                                                                       2003             2002             2001
                                                                       ----             ----             ----
Discount rate                                                          6.75%            7.25%            7.25%
Expected long-term return on plan assets                               8.00%            8.00%            8.00%
Rate of compensation increase                                          5.00%            5.00%            6.00%

The Company's pension plan asset allocation at December 31, 2003 and 2002, target allocation for 2004, and expected long-term rate of return by asset category are as follows:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                             PERCENTAGE                       EXPECTED
                                                           OF PLAN ASSETS                    LONG-TERM
                                  TARGET                   AT DECEMBER 31,                      RATE
         ASSET                  ALLOCATION           -------------------------               OF RETURN -
        CATEGORY                   2004              2003                 2002                  2003
        --------                   ----              ----                 ----                  ----
        Equity securities           50%              49%                     49%               10.20%
        Debt securities             45%              46%                     46%                6.00%
        Cash                         5%              5%                       5%                3.30%
                                                     ----                   ----
        Total                                        100%                   100%                8.00%
                                                     ====                   ====

Equity securities include the Company's common stock in the amounts of $503,000 (5.4% of plan assets) and $419,000 (5.2% of plan assets) at October 31, 2003 and December 31, 2002, respectively.

Estimated future benefit payments (including expected future service as appropriate):

 (IN THOUSANDS OF DOLLARS)
          2004                                          $ 298
          2005                                            330
          2006                                            363
          2007                                            399
          2008                                            437
          2009  - 2013                                  2,848


Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

                                               YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                2003            2002            2001
                                         ----            ----            ----

Pension                                $    801        $    441        $    261

Profit-sharing                              352             265             224
-------------------------------------------------------------------------------
             Total                     $  1,153        $    706        $    485
===============================================================================

The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company's plan assets. Using this reference information, the Company developed forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The portfolio's equity weighting is consistent with the long-term nature of the plans' benefit obligation, and the expected annual returns of the portfolio of 8%.

The Company changed the measurement date in 2003 to October 31 in order to provide additional time for accumulation of data and calculation of actual results for the year. The Company expects to contribute approximately $832,000 to the pension plan in 2004.

NOTE 16 - POST-RETIREMENT BENEFITS:

The following sets forth the plans funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31, 2003 and 2002:

(IN THOUSANDS OF DOLLARS)                                                         2003             2002
                                                                                  ----             ----
Change in benefit obligation:
   Benefit obligation at beginning of year                                      $    560         $    494
   Interest cost                                                                      38               38
   Actuarial gain loss                                                                31               76
   Benefits paid                                                                     (47)             (48)
---------------------------------------------------------------------------------------------------------
   Benefit obligation at October 31 and December 31, respectively                    582              560
---------------------------------------------------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year                                   --               --
   Employer contribution                                                              47               48
   Benefits paid                                                                     (47)             (48)
---------------------------------------------------------------------------------------------------------
   Fair value of plan assets at October 31 and December 31, respectively            --               --
---------------------------------------------------------------------------------------------------------
   Funded status at October 31 and December 31, respectively                        (582)            (560)
   Unrecognized net actuarial (gain) loss                                             18              (13)
   Unrecognized transition obligation                                                284              315
---------------------------------------------------------------------------------------------------------
Accrued benefit cost                                                            $   (280)        $   (258)
=========================================================================================================

                                                                                               2003            2002
                                                                                               ----            ----
Measurement date                                                                            OCTOBER 31      December 31
Weighted-average assumption used to determine benefit
obligations at measurement date:
   Discount rate                                                                                6.50%           6.75%

Weighted-average assumptions used to determine net
periodic benefit cost for years ended December 31:
   Discount rate                                                                                6.75%           7.25%
   Expected long-term return on plan assets                                                       NA              NA

Assumed health care cost trend rates at December 31:
   Health care cost trend rate assumed for next year                                            5.00%           5.00%
   Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)              NA              NA
   Year that the rate reaches the ultimate trend rate                                           2003            2002

                                                                            YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                            2003            2002            2001
                                                                     ----            ----            ----
Components of net periodic benefit cost:
   Interest cost                                                   $     38        $     38        $     35
   Amortization of transition obligation                                 31              31              32
   Recognized net actuarial gain                                       --              --                (4)
-----------------------------------------------------------------------------------------------------------
       Net periodic benefit cost                                   $     69        $     69        $     63
===========================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A onepercentage-point change in assumed health care cost trend rates would have the following effects at the end of 2003:

                                                                          1-PERCENTAGE-                 1-PERCENTAGE
                                                                          POINT INCREASE               POINT DECREASE
                                                                          --------------               --------------
Effect on total of service and interest cost components                      $ 3,302                      $ (2,908)
Effect on post-retirement benefit obligation                                  53,408                       (46,999)

Estimated future benefit payments (including expected future service as appropriate):

(IN THOUSANDS OF DOLLARS)
          2004                                            $ 51
          2005                                              50
          2006                                              48
          2007                                              47
          2008                                              46
          2009 - 2013                                      213

The Company expects to contribute approximately $51,000 to the post-retirement benefit plan in 2004.

NOTE 17 - STOCK-BASED COMPENSATION PLANS:

During 1996 and 1999, Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant , and thereafter become exercisable in 25% increments over the next four years. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000, and the plan has since terminated other than for any options still unexercised and outstanding. No options may be granted under the 1999 plan after May 31, 2009. In the Proxy Statement for the 2004 Annual Shareholders meeting, the SCBT Financial Corporation Stock incentive Plan is presented for shareholders consideration. If approved by a majority of shareholders, no additional issuances will be made from the 1999 Plan.
Activity in the Company's stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

                                              2003                              2002                               2001
                                              ----                              ----                               ----
                                                      WEIGHTED                         WEIGHTED                           WEIGHTED
                                                      AVERAGE                           AVERAGE                            AVERAGE
                                                      EXERCISE                         EXERCISE                           EXERCISE
                                       SHARES          PRICE             SHARES          PRICE             SHARES           PRICE
                                       ------          -----             ------          -----             ------           -----
Outstanding, January 1                223,905         $ 17.81           171,820         $ 17.81            213,620         $ 15.74
Granted                                96,250         $ 25.28            76,560         $ 21.22             69,080         $ 14.18
Exercised                             (5,723)         $ 17.58           (4,730)         $ 16.36           (83,853)         $ 10.63
Expired                              (14,602)         $ 19.66          (19,745)         $ 20.16          ( 27,027)         $ 14.34
                                      -------                           -------                            -------
Outstanding, December 31              299,830         $ 20.09           223,905         $ 17.73            171,820         $ 17.81
                                      =======                           =======                            =======
Exercisable, December 31              131,710         $ 19.56            82,498         $ 18.92            147,434         $ 17.58
                                      =======                           =======                            =======

Weighted-average fair value
   of options granted during
   the year                            $ 8.01                            $ 5.59                             $ 4.44
                                      =======                           =======                            =======

Information pertaining to options outstanding at December 31, 2003, is as follows:

                                                    OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                                    -------------------                                 -------------------
                                                         WEIGHTED
                                                         AVERAGE                 WEIGHTED                                 WEIGHTED
                                                        REMAINING                 AVERAGE                                 AVERAGE
      RANGE OF EXERCISE               NUMBER           CONTRACTUAL               EXERCISE            NUMBER               EXERCISE
            PRICES                 OUTSTANDING            LIFE                     PRICE           OUTSTANDING              PRICE
            ------                 -----------            ----                     -----           -----------              -----
      $ 12.10 - $ 17.55              127,400            7.2 years                 $ 15.66            57,252                $ 15.37
      $ 19.92 - $ 23.86               77,280            5.1 years                 $ 20.66            56,083                $ 20.66
      $ 24.40 - $ 30.96               95,150            8.7 years                 $ 25.60            18,375                $ 29.24
                                     -------                                                        -------
                                     299,830            7.1 years                                   131,710
                                     =======                                                        =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               YEAR ENDED DECEMBER 31,
                                     2003             2002               2001
                                   --------------------------------------------

Dividend yield                       2.49%          2.63%                3.00%
Expected life                      10 YEARS         10 years           10 years
Expected volatility                29.00%           30.00%              29.00%
Risk-free interest rate              3.99%          3.82%                5.03%

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

                                                                                               YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                                       2003              2002              2001
                                                                                       ----              ----              ----
Net income, as reported                                                             $   14,786        $   13,834        $   12,257
Less, total stock-based employee compensation expense
    determined under the fair value based method, net of related tax effects               280               231               402
----------------------------------------------------------------------------------------------------------------------------------

Pro forma net income                                                                $   14,506        $   13,603        $   11,855
==================================================================================================================================

Earnings per share:
    Basic - as reported                                                             $     1.93        $     1.80        $     1.59
    Basic - pro forma                                                               $     1.89        $     1.77        $     1.54

    Diluted - as reported                                                           $     1.91        $     1.79        $     1.59
    Diluted - pro forma                                                             $     1.87        $     1.76        $     1.53

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

NOTE 18 - STOCK REPURCHASE PROGRAM:

In March 2003, the Company's Board of Directors authorized the renewal and extension of a repurchase program to acquire up to 250,000 shares of its outstanding common stock. During the years ended December 31, 2003, 2002 and 2001, the Company repurchased 2,100, 12,402, and 138,253 shares at a cost of $53,000, $265,000, and $2,518,000, respectively.


NOTE 19 - LEASE COMMITMENTS:

The Company's subsidiaries were obligated at December 31, 2003, under certain noncancelable operating leases extending to the year 2025 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events.

Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(IN THOUSANDS OF DOLLARS)    YEAR ENDING DECEMBER 31,
                                     2004                             $ 598
                                     2005                               507
                                     2006                               329
                                     2007                               279
                                     2008                               268
                                     Later years                      1,055
                                                                    -------
                                     Total                          $ 3,036
                                                                    =======

Total rental expense for the years ended December 31, 2003, 2002, and 2001 was $3,002,000, $2,678,000, and $2,344,000, respectively.

NOTE 20 - CONTINGENT LIABILITIES:

The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 21 - RELATED PARTY TRANSACTIONS:

During 2003 and 2002, the Company's banking subsidiaries had loan and deposit relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $17,245,000 and $17,705,000 at December 31, 2003 and 2002, respectively. During 2003, $12,808,000 of new loans were made to this group while repayments of $13,268,000 were received during the year. Related party deposits totaled approximately $12,712,000 and $16,927,000 at December 31, 2003 and 2002, respectively.

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

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

(IN THOUSANDS OF DOLLARS)                            2003              2002
                                                     ----              ----

Commitments to extend credit                     $    246,847      $    208,193
================================================================================
Standby letters of credit and
   financial guarantees                          $      2,447      $      4,232
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

The estimated fair values and related carrying amounts of the Company's financial instruments at December 31, 2003 and 2002, are as follows:

                                                                 2003                                   2002
                                                                 ----                                   ----
                                                      CARRYING            FAIR               CARRYING            FAIR
                                                       AMOUNT             VALUE               AMOUNT             VALUE
(IN THOUSANDS OF DOLLARS)                              ------             -----               ------             -----
Financial assets:
   Cash and cash
      equivalents                                    $   47,124         $   47,124         $   40,514         $   40,514
   Investment securities                                152,009            153,474            164,951            166,784
   Loans:
      Loans and loans held for sale                     951,106            953,107            902,563            928,756
      Less, allowance for loan
             losses                                     (11,700)           (11,700)           (11,065)           (11,065)
             Net loans                                  939,406            941,407            891,498            917,691
Financial liabilities:
   Deposits                                             946,278            940,962            898,163            890,950
   Federal funds purchased
      and securities sold under
      agreements to repurchase                           80,967             80,967             88,616             88,616
   Notes payable                                         52,050             60,041             49,500             53,029
Unrecognized financial
   instruments:
      Commitments to extend credit                      246,847            247,366            208,198            214,235
      Standby letters of credit                           2,447              2,447              4,232              4,232

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2003 and 2002, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

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

                                                                                                       MINIMUM TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                               MINIMUM CAPITAL         PROMPT CORRECTIVE
(IN THOUSANDS OF DOLLARS)                                ACTUAL                  REQUIREMENT           ACTION PROVISIONS
                                                 ------------------------------------------------------------------------
                                                 AMOUNT          RATIO       AMOUNT        RATIO      AMOUNT        RATIO
                                                 ------          -----       ------        -----      ------        -----
At December 31, 2003:
 Total capital (to risk weighted assets):
    Consolidated                                $119,922         13.06%     $ 73,459        8.00%    $ 91,824       10.00%
    South Carolina Bank and Trust, N.A           102,801         12.57%       65,426        8.00%      81,783       10.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                     12,341         12.59%        7,842        8.00%       9.802       10.00%
 Tier I capital (to risk weighted assets):
    Consolidated                                $108,441         11.81%     $ 36,729        4.00%    $ 55,093        6.00%
    South Carolina Bank and Trust, N.A            92,576         11.32%       32,712        4.00%      49,069        6.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                     11,114         11.34%        3,920        4.00%       5,880        6.00%
 Tier I capital (to average assets):
    Consolidated                                $108,441          9.13%     $ 47,510        4.00%    $ 59,387        5.00%
    South Carolina Bank and Trust, N.A            92,576          8.77%       42,224        4.00%      52,780        5.00%
    South Carolina Bank and Trust, N.A
         of the Piedmont, N.A                     11,114          8.41%        5,286        4.00%       6,608        5.00%

At December 31, 2002:
 Total capital (to risk weighted assets):
    Consolidated                                $108,593         12.92%     $ 64,843        8.00%    $ 84,053       10.00%
    South Carolina Bank and Trust, N.A            87,282         12.12%       57,627        8.00%      72,034       10.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                     11,014         12.57%        7,012        8.00%       8,766       10.00%
    South Carolina Bank and Trust
         of the PeeDee, N.A                        5,669          13.8%        3,275        8.00%       4,094       10.00%
 Tier I capital (to risk weighted assets):
    Consolidated                                $ 98,079         11.67%     $ 33,621        4.00%    $ 50,426        6.00%
    South Carolina Bank and Trust, N.A            78,276         10.87%       28,814        4.00%      42,221        6.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                      9,917         11.31%        3,506        4.00%       5,259        6.00%
    South Carolina Bank and Trust
         of the PeeDee, N.A                        5,157         12.60%        1,620        4.00%       2,429        6.00%
 Tier I capital (to average assets):
    Consolidated                                $ 98,079          8.70%     $ 45,098        4.00%    $ 56,372        5.00%
    South Carolina Bank and Trust, N.A            78,276          8.23%       38,041        4.00%      47,552        5.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                      9,917          8.15%        4,866        4.00%       6,082        5.00%
    South Carolina Bank and Trust
         of the PeeDee, N.A                        5,157         10.43%        1,978        4.00%       2,473        5.00%

NOTE 25 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY:

Financial information pertaining only to SCBT Financial Corporation is as follows:

                                                                                        DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                                        2003                2002
                                                                                 ----                ----
Balance Sheets
Assets:
    Cash                                                                     $      2,994        $      2,686
    Investment securities available-for-sale                                          700                 414
    Investment in subsidiaries                                                    106,987              98,453
    Loans                                                                             755               1,054
    Premises and equipment                                                             26                  39
    Other assets                                                                    1,030                 922
-------------------------------------------------------------------------------------------------------------
         Total assets                                                        $    112,492        $    103,568
=============================================================================================================

                                                                                        DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                                        2003                2002
                                                                                 ----                ----

Liabilities                                                                  $        143        $         72
Shareholders' equity                                                              112,349             103,496
-------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                          $    112,492        $    103,568
=============================================================================================================


                                                                                  YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                              2003                2002                2001
                                                                       ----                ----                ----
Statements of Income

Income:
    Dividends from subsidiaries                                    $      5,069        $      6,891        $      4,001
    Gain on sale of securities available-for-sale                          --                  --                   569
    Interest and dividends                                                    7                  52                 102
-----------------------------------------------------------------------------------------------------------------------
          Total income                                                    5,076               6,943               4,672
Operating expenses                                                          310                 258                 692
-----------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                                4,766               6,685               3,980
Applicable income tax benefit                                               103                  75                   8
Equity in undistributed earnings of
    subsidiaries                                                          9,917               7,074               8,269
-----------------------------------------------------------------------------------------------------------------------
                      Net income                                   $     14,786        $     13,834        $     12,257
=======================================================================================================================

                                                                                   YEAR ENDED DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                              2003                 2002                 2001
                                                                       ----                 ----                 ----
Statements of Cash Flows

   Cash flows from operating activities:
        Net income                                                 $     14,786         $     13,834         $     12,257
      Adjustments to reconcile net income
           to net cash provided by operating activities:
           Depreciation and amortization                                     12                   14                   14
           Premium amortization (discount accretion)                       --                     39                  (72)
           Gain on sale of securities available-for-sale                   --                   --                   (569)
           Loss on sale of premises ad equipment                             (2)                --                   --
           Decrease (increase) in other assets                               17                   56                   (3)
           Increase (decrease) in other liabilities                        (161)                (379)                 246
           Undistributed earnings of subsidiaries                        (9,917)              (7,074)              (8,269)
-------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                      4,735                6,490                3,604
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of investment
      securities available-for-sale                                        --                   --                    583
   Proceeds from maturities of investment
      securities available-for-sale                                        --                  8,000                7,234
   Purchases of investment securities
      available-for-sale                                                   --                 (6,034)              (6,147)
   Loan to subsidiary                                                      --                 (1,004)                --
   Repayment of loan to subsidiary                                          298                 --                   --
   Purchases of premises and equipment                                      (15)                --                   --
   Proceeds from sale of premises and equipment                              18                  304                 --
   Investment in subsidiaries                                              --                 (1,000)                --
-------------------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                        301                  266                1,670
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Cash dividends paid                                                   (5,070)              (4,420)              (4,000)
   Common stock issuance                                                   --                    537                 --
   Common stock redeemed                                                    (53)                (265)              (2,518)
   Stock options exercised                                                  395                   78                  891
-------------------------------------------------------------------------------------------------------------------------
           Net cash used by financing activities                         (4,728)              (4,070)              (5,627)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        308                2,686                 (353)
Cash and cash equivalents at beginning
   of year                                                                2,686                 --                    353
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $      2,994         $      2,686         $       --
=========================================================================================================================

NOTE 26 - SUBSEQUENT EVENTS

In February 2004, the name of the Company was changed from First National Corporation to SCBT Financial Corporation. This action was taken in order that the Company would be more readily identified with its banking subsidiaries, which had changed their names to South Carolina Bank and Trust (often referred to as "SCBT") in 2002. In March 2004, following the corporate name change, the Company switched its common stock listing from the American Stock Exchange to The NASDAQ Stock Market, trading under the symbol "SCBT".

In February 2004, South Carolina Bank and Trust, N.A. purchased the Denmark, South Carolina branch of Security Federal Bank, including premises and equipment, certain loans and deposits. At the time of the acquisition, the bank vacated its existing leased Denmark office, moving its operations to the newly acquired banking facility.

In March 2004, South Carolina Bank and Trust, N.A. sold its Cameron, South Carolina branch, including premises, equipment and certain deposits to Farmers and Merchants Bank of South Carolina and recognized a pre-tax gain of approximately $760,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable

ITEM 9 A. CONTROLS AND PROCEDURES

    As of December 31, 2003 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective.

   There were no changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the information in the definitive proxy statement of the Company to be filed in connection with the Company's 2004 Annual Meeting of Shareholders under the caption "Election of Directors" on page 4, in the fourth paragraph under the caption "The Board of Directors and Committees" on page 5, in the paragraph titled "Audit Committee" under the caption "The Board of Directors and Committees" on page 6, and under caption and "Section 16 (a) Beneficial Ownership Reporting Compliance" on page 19.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the information in the definitive proxy statement of the Company to be filed in connection with the Company's 2004 Annual Meeting of Shareholders under the caption "Compensation of Directors" on page 5, in the sections titled "Summary Compensation Table," "Employment Agreements," "Restricted Stock Awards," "Stock Options," and "Option Grants in 2003" under the caption "Executive Compensation" on pages 13 through 16, under the caption "Defined Benefit Pension Plan" on page 17, and under the caption "Compensation Committee Interlocks and Insider Participation" on page 21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table contains certain information as of December 31, 2003, relating to securities authorized for issuance under the Company's equity compensation plans:

                                                                                                             Number of securities
                                                                                                              remaining available
                                                                                                              for future issuance
                                           Number of securities                                                  under equity
                                             to be issued upon                Weighted-average                 compensation plans
                                                exercise of                   exercise price of              (excluding securities
                                            outstanding options,             outstanding options,             reflected in column
    Plan category                           warrants and rights              warrants and rights                      (a))
------------------------------------------------------------------------------------------------------------------------------------
                                                   (a)                                (b)                             (c)
------------------------------------------------------------------------------------------------------------------------------------
    Equity compensation
         plans approved by                         292,515                         $19.95                           452,157
         security holders

    Equity compensation
         plans not approved                           None                           --                                --
         by security holders

    Included within the 452,157 number of securities available for future issuance in the table above is a total of 285,000 shares remaining from the authorized total of 300,000 under the Company's Employee Stock Purchase Plan.

    Other information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" on page 3 of the definitive proxy statement of the Company to be filed in connection with the Company's 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 19 of the definitive proxy statement of the Company to be filed in connection with the Company's 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item is incorporated by reference to the information under the caption "Audit and Other Fees" on page 21of the definitive proxy statement of the Company to be filed in connection with the Company's 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements Filed:
            SCBT Financial Corporation and Subsidiaries
            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Changes in Shareholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

      2.    Financial Schedules Filed: None

      3.    Exhibits

    In most cases, documents incorporated by reference to exhibits that have been filed with the Company's reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC's web site at http://www.sec.gov. You may also read and copy any such document at the SEC's pubic reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company's SEC file number (000-13663).

       Exhibit No.       Description of Exhibit

          3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3 filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996 and Exhibits 3.1 and 3.2 filed with the Registrant's Form 8-K filed on May 23, 1997)

          3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-K for the year ended December 31, 1995)

          10.1* First National Corporation Executive Incentive Compensation Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-4, Registration No. 33-52052)

          10.2 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

          10.3* First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)

          10.4* First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, Registration No. 333-33092)

          10.5* Employment Agreement between the Registrant and C. John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995)

          10.6*          Employment Agreement between the Registrant and Robert
                         R. Hill, Jr., effective as of September 30, 1999 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003)

          10.7*          Employment Agreement between the Registrant and Thomas
                         S. Camp, effective as of November 10, 1998
                         (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003)

          10.8* Employment Agreement Amendment between the Registrant and Thomas S. Camp, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003)

          10.9*          Employment Agreement between the Registrant and John C.
                         Pollok, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003)

          10.10*         Employment Agreement between the Registrant and Richard
                         C. Mathis, effective as of October 23, 2002
                         (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003)

          10.11*         Employment Agreement between the Registrant and Joe E.
                         Burns, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003)

          10.12* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and C. John Hipp, III, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003)

          10.13* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Robert R. Hill, Jr., effective as of January 1, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003)

          10.14* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Thomas S. Camp, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003)

          10.15* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and John C. Pollok, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003)

          10.16* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Richard C. Mathis, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003)

          10.17* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Joe E. Burns, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003)

          10.18* First National Corporation 1999 Stock Option Plan (incorporated by reference to Registrant's Registration Statement From S-8, Registration No. 333-33092)

          10.19* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Robert R. Hill, Jr. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-86922))

          10.20* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Thomas S. Camp (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-86922))

          10.21* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and John C. Pollock (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-86922))

          10.22* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Richard C. Mathis (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-86922))

          10.23* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and A. Loran Adams (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-86922))

          10.24* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-86922))

          10.25* First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-9014))

          10.26* Restricted Stock Agreement, effective as of January 2, 2003, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-103707))

          13             2003 Annual Report to Shareholders

          14             Code of Ethics

          21             Subsidiaries of the Registrant

          23             Consent of J. W. Hunt and Company, LLP

          31             Rule 13a-14(a)/15d-14(a) Certifications

          32             Section 1350 Certifications


 *   Denotes a management compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     Current report on Form 8-K, Item 12, dated October 16, 2003 and furnished to the Securities and Exchange Commission on October 16, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 11th day of March, 2004.

                                         SCBT Financial Corporation

                                      By /S/ C. John Hipp, III
                                         ---------------------------------------
                                         C. John Hipp, III President and Chief
                                         Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 11, 2004.


                                         /S/ C. John Hipp, III
                                         ---------------------------------------
                                         C. John Hipp, III
                                         President and Chief Executive Officer


                                         /S/ Richard C. Mathis
                                         ---------------------------------------
                                         Richard C. Mathis
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /S/ John L. Phillips
                                         ---------------------------------------
                                         John L. Phillips
                                         Senior Vice President


                                         /S/ Robert R. Horger
                                         ---------------------------------------
                                         Robert R. Horger
                                         Chairman of the Board of Directors


                                         /S/ Colden R. Battey, Jr.
                                         ---------------------------------------
                                         Colden R. Battey, Jr.
                                         Director


                                         /S/ Luther J. Battiste, III
                                         ---------------------------------------
                                         Luther J. Battiste, III
                                         Director


                                         /S/ Charles W. Clark
                                         ---------------------------------------
                                         Charles W. Clark
                                         Director


                                         /S/ M. Oswald Fogle
                                         ---------------------------------------
                                         M. Oswald Fogle
                                         Director


                                         /S/ Dwight W. Frierson
                                         ---------------------------------------
                                         Dwight W. Frierson
                                         Director

                                         /S/ John L. Gramling, Jr.
                                         ---------------------------------------
                                         John L. Gramling, Jr.
                                         Director


                                         /S/ Robert R. Hill, Jr.
                                         ---------------------------------------
                                         Robert R. Hill, Jr.
                                         Director


                                         /S/ Harry M. Mims, Jr.
                                         ---------------------------------------
                                         Harry M. Mims, Jr.
                                         Director


                                         /S/ Ralph W. Norman
                                         ---------------------------------------
                                         Ralph W. Norman
                                         Director


                                         /S/ Anne H. Oswald
                                         ---------------------------------------
                                         Anne H. Oswald
                                         Director


                                         /S/ Samuel A. Rodgers
                                         ---------------------------------------
                                         Samuel A. Rodgers
                                         Director


                                         /S/ James W. Roquemore
                                         ---------------------------------------
                                         James W. Roquemore
                                         Director


                                         /S/ Thomas E. Suggs
                                         ---------------------------------------
                                         Thomas E. Suggs
                                         Director


                                         /S/ A. Dewall Waters
                                         ---------------------------------------
                                         A. Dewall Waters
                                         Director


                                         /S/ John W. Williamson, III
                                         ---------------------------------------
                                         John W. Williamson, III
                                         Director


                                         /S/ Cathy Cox Yeadon
                                         ---------------------------------------
                                         Cathy Cox Yeadon
                                         Director

                                  EXHIBIT INDEX

     Exhibit No.         Description of Exhibit
     -----------         ----------------------

          13             2003 Annual Report to Shareholders

          14             Code of Ethics

          21             Subsidiaries of the Registrant

          23             Consent of J. W. Hunt and Company, LLP

          31             Rule 13a-14(a)/15d-14(a) Certifications

          32             Section 1350 Certification