Form 10-Q
period 2004-03-31
SCBT FINANCIAL CORP
filed 2004-05-10
CIK 764038

UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                        Commission File Number: 000-13663

                           SCBT FINANCIAL CORPORATION
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

          Class                        Outstanding as of March 31, 2004
Common Stock, $2.50 par value                    7,719,390

                           SCBT FINANCIAL CORPORATION

                                      INDEX


Part I:  Financial Information

         Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets -
              March 31, 2004 and December 31, 2003

              Condensed Consolidated Statements of Changes
              In Shareholders' Equity -
              Three Months Ended
              March 31, 2004 and 2003

              Condensed Consolidated Statements of Income -
              Three Months Ended
              March 31, 2004 and 2003

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended
              March 31, 2004 and 2003

              Notes to Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market
         Risk - Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003

         Item 4 - Controls and Procedures

Part II: Other Information

         Item 1 - Legal Proceedings

         Item 2 - Change in Securities

         Item 6 - Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
              (In thousands of dollars, except par value)

                                          3/31/2004      12/31/2003
                                         (Unaudited)      (Note 1)
                                        -------------  -------------

                               ASSETS
                               ------
Cash and cash equivalents:
  Cash and due from banks               $     39,319   $      38,541
  Interest-bearing deposits with banks            55           4,083
  Federal funds sold and securities
   purchased under agreements to resell       38,000           4,500
                                        -----------------------------
    Total cash and cash equivalents           77,374          47,124
                                        -----------------------------
Investment securities:
  Held-to-maturity (fair value of
   $28,420 in 2004 and $30,952 in 2003)       26,882          29,487
  Available-for-sale                         117,197         122,522
                                        -----------------------------
    Total investment securities              144,079         152,009
                                        -----------------------------
Loans held for sale                           18,633          12,346
                                        -----------------------------
Loans                                        991,209         939,538
  Less, unearned income                         (561)           (778)
  Less, allowance for loan losses            (12,234)        (11,700)
                                        -----------------------------
    Loans, net                               978,414         927,060
                                        -----------------------------
Premises and equipment, net                   32,963          32,647
                                        -----------------------------
Other assets                                  28,168          26,506
                                        -----------------------------
    Total assets                        $  1,279,631   $   1,197,692
                                        =============================


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Deposits:
  Noninterest-bearing                        198,015   $     169,192
  Interest-bearing                           803,056         777,086
                                        -----------------------------
    Total deposits                         1,001,071         946,278
Federal funds purchased and securities
 sold under agreements to repurchase         101,511          80,967
Notes payable                                 52,025          52,050
Other liabilities                             10,014           6,048
                                        -----------------------------
    Total liabilities                      1,164,621       1,085,343
                                        -----------------------------
Shareholders' equity:
  Common stock - $2.50 par value;
   authorized 40,000,000 shares; issued
   and outstanding 7,719,390 and
   7,690,186 shares                           19,298          19,225
  Surplus                                     62,933          62,722
  Retained earnings                           31,841          29,787
  Accumulated other comprehensive income         938             615
                                        -----------------------------
    Total shareholders' equity               115,010         112,349
                                        -----------------------------
    Total liabilities and shareholders'
     equity                             $  1,279,631   $   1,197,692
                                        =============================


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THE FINANCIAL STATEMENTS
                --------------------------------------




                      SCBT FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
              ------------------------------------------
                              (Unaudited)
                        (Dollars in thousands)

                                                                      ACCUMULATED
                                                                        OTHER
                                    COMMON STOCK           RETAINED   COMPREHENSIVE
                                  ------------------
                                    SHARES   AMOUNT SURPLUS EARNINGS  INCOME (LOSS)   TOTAL
                                  ---------  ------ ------- --------  -----------------------

BALANCE, DECEMBER 31, 2002        7,673,339  19,183  62,423  20,071   1,819          103,496
                                                                                    ---------

Comprehensive income:
  Net income                              -       -           3,421       -            3,421
  Change in net unrealized gain
   (loss) on securities
   available-for-sale, net of
   tax effects                            -       -               -    (159)            (159)
                                                                                    ---------
    Total comprehensive income                                                         3,262
                                                                                    ---------
Cash dividends declared at $.16
 per share                                -       -          (1,228)      -           (1,228)
                                                                                    ---------
Exercised stock options               1,348       3      19       -       -               22
                                                                                    ---------
Employee stock purchases              2,247       6      41       -       -               47
                                                                                    ---------
Restricted stock awards               2,000       5      44       -       -               49
                                  -----------------------------------------------------------

BALANCE, MARCH 31, 2003           7,678,934 $19,197 $62,527 $22,264  $1,660         $105,648
                                  ===========================================================

BALANCE, DECEMBER 31, 2003        7,690,186  19,225  62,722  29,787     615          112,349
                                                                                    ---------
Comprehensive income:
  Net income                              -       -           3,366       -            3,366
  Change in net unrealized gain
   (loss) on securities
   available-for-sale, net of
   tax effects                            -       -               -     323              323
                                                                                    ---------
    Total comprehensive income                                                         3,689
                                                                                    ---------
Cash dividends declared at $.17
 per share                                -       -          (1,312)      -           (1,312)
                                                                                    ---------
Exercised stock options              44,607     111     676       -       -              787
                                                                                    ---------
Employee stock purchases              2,432       6      56       -       -               62
                                                                                    ---------
Repurchase of common stock          (17,835)    (44)   (521)      -       -             (565)
                                  -----------------------------------------------------------

BALANCE, MARCH 31, 2004           7,719,390 $19,298 $62,933 $31,841    $938         $115,010
                                  ===========================================================


                     THE ACCOMPANYING NOTES ARE AN
               INTEGRAL PART OF THE FINANCIAL STATEMENTS
               -----------------------------------------

              SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -------------------------------------------
                              (Unaudited)
           (In thousands of dollars, except per share data)

                                               Three Months Ended
                                               -------------------
                                               3/31/2004 3/31/2003
                                               --------- ---------
Interest income:
  Loans, including fees                        $  14,045 $  14,585
  Investment securities:
    Taxable                                        1,114     1,329
    Tax-exempt                                       308       368
  Money market funds                                  11        36
  Federal funds sold and securities
   purchased under agreements to resell               66        55
  Deposits with banks                                 15         -
                                               -------------------
    Total interest income                         15,559    16,373
                                               -------------------
Interest expense:
  Deposits                                         2,337     3,289
  Federal funds purchased and securities
   sold under agreements to repurchase               117       169
  Notes payable                                      653       615
                                               -------------------
    Total interest expense                         3,107     4,073
                                               -------------------
Net interest income:
  Net interest income                             12,452    12,300
  Provision for loan losses                          788       839
                                               -------------------
    Net interest income after provision for
     loan losses                                  11,664    11,461
                                               -------------------
Noninterest income:
  Service charges on deposit accounts              2,808     2,867
  Other service charges and fees                   2,908     2,514
                                               -------------------
    Total noninterest income                       5,716     5,381
                                               -------------------
Noninterest expense:
  Salaries and employee benefits                   6,831     6,710
  Net occupancy expense                              781       660
  Furniture and equipment expense                  1,073     1,021
   Other expense                                   3,801     3,238
                                               -------------------
    Total noninterest expense                     12,486    11,629
                                               -------------------
Earnings:
  Income before provision for income taxes         4,894     5,213
  Provision for income taxes                       1,528     1,792
                                               -------------------
    Net income                                 $   3,366 $   3,421
                                               ===================

Earnings per share:
  Basic                                        $    0.44 $    0.45
                                               ===================
  Diluted                                      $    0.43 $    0.44
                                               ===================
  Cash dividends per common share              $    0.17 $    0.16
                                               ===================


                     THE ACCOMPANYING NOTES ARE AN
               INTEGRAL PART OF THE FINANCIAL STATEMENTS
               -----------------------------------------

              SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           ------------------------------------------------
                              (Unaudited)
                       (In thousands of dollars)

                                                   Three Months Ended
                                                  --------------------
                                                  3/31/2004 3/31/2003
                                                  --------- ---------
Cash flows from operating activities:
  Net income                                      $   3,366 $   3,421
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                       613       526
    Provision for loan losses                           788       839
    Gain on sale of premises and equipment             (172)        -
    Net amortization of investment securities           128       214
    Net change in miscellaneous assets and
     liabilities                                     (4,256)    7,198
                                                  --------- ---------
      Net cash provided by operating activities         467    12,198
                                                  --------- ---------
Cash flows from investing activities:
  Proceeds from sales of investment securities
   available-for-sale                                     -         -
  Proceeds from maturities of investment
   securities held to maturity                        2,592       857
  Proceeds from maturities of investment
   securities available-for-sale                     27,722    36,659
  Purchases of investment securities available-
   for-sale                                         (21,989)  (37,749)
  Net increase in customer loans                    (52,347)  (18,760)
  Recoveries of loans previously charged off            204       128
   Proceeds from sale of other real estate                -
   Purchases of premises and equipment                 (896)   (3,230)
  Proceeds from sale of premises and equipment          214         -
                                                  --------- ---------
      Net cash used by investing activities         (44,500)  (22,095)
                                                  --------- ---------
Cash flows from financing activities:
  Net increase in demand deposits                    54,793    43,241
  Net increase in federal funds purchased
   and securities sold under agreements to
   repurchase                                        20,543     1,428
  Proceeds from issuance of debt                          -         -
  Repayment of debt                                     (25)        -
  Common stock issuance                                  62        96
  Common stock repurchase                              (565)        -
  Dividends paid                                     (1,312)   (1,228)
  Stock options exercised                               787        22
                                                  --------- ---------
      Net cash provided by financing activities      74,283    43,559
                                                  --------- ---------
Net increase in cash and cash equivalents         $  30,250 $  33,662
Cash and cash equivalents at beginning of period     47,124    40,514
                                                  --------- ---------
Cash and cash equivalents at end of period        $  77,374 $  74,176
                                                  ========= =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THE FINANCIAL STATEMENTS
                --------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

In April 2004, The Mortgage Banc was incorporated as a wholly-owned subsidiary of South Carolina Bank and Trust, N.A., as a start-up entity and vehicle for future growth in the mortgage lending business.

The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements:

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The Company does not expect the requirements of SAB No. 105 to have a material impact on its financial condition or results of operations.

Note 3- Retirement Plan

The components of net periodic pension cost recognized during the three months ended March 31, 2004 and 2003 are as follows:

(In thousands of dollars)

                                                  Three Months Ended
                                                  -------------------
                                                  3/31/2004 3/31/2003
                                                  --------- ---------
Service cost                                      $     166 $     163
Interest cost                                           179       169
Expected return on assets                              (198)     (178)
Amortization of prior service cost                      (10)        -
Recognized net actuarial gain                            47        44
                                                  --------- ---------
Total                                             $     184 $     198
                                                  ========= =========


The Company contributed $220,000 to the Plan during the first quarter of 2004 and may contribute up to the allowable tax deduction limit of $821,000 for the year 2004.

Note 4 - Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three months ended March 31, 2004 and 2003 are as follows:

                                                   Three Months Ended
                                                  --------------------
                                                  3/31/2004 3/31/2003
                                                  --------- ---------
Basic                                             7,710,396 7,673,581

Diluted                                           7,800,907 7,732,209

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

On April 27, 2004, the Company's shareholders approved the SCBT Financial Corporation Stock Incentive Plan (the "2004 Plan"). The 2004 Plan replaces the 1999 Stock Option Plan, although outstanding options granted under the 1999 Plan will continue to be outstanding and governed by the provisions of the 1999 Plan. No further new grants or awards will be made from the 1999 Plan. The 2004 Plan permits the Company to grant incentive and nonqualified stock options and stock appreciation rights and to award shares of common stock, restricted stock, and phantom stock. There are 600,000 shares of the Company's common stock available under the 2004 plan. Each director, officer and employee of the Company and its subsidiaries potentially may participate in the 2004 Plan, which allows grants and awards through January 15, 2014, except for certain reload options.

The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated:

                                                 Three Months Ended
                                                 -------------------
(In thousands of dollars, except per share data) 3/31/2004 3/31/2003
                                                 --------- ---------
Net income, as reported                          $   3,366 $   3,421
Less, total stock-based employee
 compensation expense determined under fair
 value based method, net of related tax effects         56        57
                                                 -------------------
Pro forma net income                             $   3,310 $   3,364
                                                 ===================
Earnings per share:
 Basic - as reported                             $    0.44 $    0.45
                                                 ===================
 Basic - pro forma                               $    0.43 $    0.44
                                                 ===================
 Diluted - as reported                           $    0.43 $    0.44
                                                 ===================
 Diluted - pro forma                             $    0.42 $    0.44
                                                 ===================

The effect of applying SFAS No. 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   Three Months Ended
                                                  --------------------
                                                  3/31/2004 3/31/2003
                                                  --------- ---------
Dividend yield                                         2.47%     2.55%
Expected life                                      10 years  10 years
Expected volatility                                    26.0%     30.0%
Risk-free interest rate                                4.26%     3.82%


Note 6 - Commitments and Contingent Liabilities:

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 2004, commitments to extend credit and standby letters of credit totaled $280,900,000. The Company does not anticipate any material losses as a result of these transactions.

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the financial statements contained in this report. For further information refer to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCBT Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

  Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. SCBT Financial Corporation cautions readers that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risk factors include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest rate risk involving the effect of a change in interest rates on both the bank's earnings and the market value of portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely affects earnings or capital arising from negative public opinion.

  SCBT Financial Corporation (the "Company") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932 and 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996. The Company engages in no significant operations other than the ownership of its subsidiaries.

  Several initiatives were undertaken during the first quarter of 2004. In February the corporate name change was announced, as management sought to more closely identify the holding company with its banking subsidiaries, as well as to reflect the expansion of banking activities into more South Carolina communities. In March the Company moved its stock listing to the NASDAQ National Market, which features a multiple market-maker system, and began trading under the "SCBT" symbol in order to enhance the stock's visibility and liquidity. South Carolina Bank and Trust, N.A. completed two bank branch transactions, first acquiring an in-market branch facility in Denmark, South Carolina, and then selling its Cameron, South Carolina branch. Early in the second quarter of 2004, plans were underway to expand the Company's mortgage lending operations. The Mortgage Banc, incorporated in April as a wholly owned subsidiary of South Carolina Bank and Trust, N.A., is a start-up entity and vehicle for future growth in the mortgage lending business. Also in April, the Company's subsidiary banks sold their credit card portfolios and entered into agreements for future credit card lending and collections with a third-party servicing organization.

  Some of the major services that the Company provides through its banking subsidiaries include checking, NOW accounts, savings and time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, correspondent banking services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers, and no significant portion of its loan portfolio is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans or deposits.

  For the first quarter of 2004, the Company had consolidated net income of $3,366,000, a decrease of 1.6 percent from $3,421,000 earned in the first quarter of 2003. Diluted earnings per share were $0.43 for the first quarter of 2004, compared with $0.44 in the prior year. Annualized returns on average assets and average shareholders' equity for the three months ended March 31, 2004 were 1.10 percent and 11.96 percent, respectively, compared to 1.20 percent and 13.23 percent, respectively, for the first quarter of 2003.

NET INTEREST INCOME

  For the first quarter of 2004, net interest income was $12,452,000, an increase of $152,000, or 1.2 percent, over $12,300,000 for the same period in 2003. This increase was largely the result of significantly lower rates paid on higher average levels of interest-bearing liabilities in the first three months of 2004, as compared with the first quarter of 2003.

  The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. Comparing the first three months of 2004 and 2003 yields on earning assets declined more rapidly than interest rates paid on interest-bearing liabilities. For the three months ended March 31, 2004, the non-tax equivalent yield on earning assets was 5.44 percent, compared with 6.11 percent during the same period in 2003, a decrease of 67 basis points. For the same comparative periods, the cost of interest-bearing liabilities used to support these assets decreased 51 basis points from 1.84 percent in 2003 to 1.33 percent in 2004. The taxable equivalent net interest margin decreased 26 basis points from 4.70 percent in the first quarter of 2003 to 4.44 percent for the first quarter of 2004. Historically low interest rates continue to pressure the net interest margin. Because deposit rates are currently at levels that make significant further decreases unlikely, management's focus is on maintaining earning asset yields and seeking opportunities to enhance future returns. The ability of depository institutions to support current net interest margin levels is contingent on a number of influences, including a continuing low interest rate environment, general economic conditions, the political climate and domestic and foreign events.

  Loans comprise the Company's largest category of earning assets. As of March 31, 2004, loans outstanding, net of unearned income, were $990,648,000, compared with $938,760,000 at December 31, 2003. This represents an increase of $51,888,000 or 5.5 percent, with significant growth in commercial real estate, residential mortgage and home equity loan categories. For the quarter ended March 31, 2004, interest and fees on loans were $14,045,000, compared with $14,581,000 for the comparable period in 2003, a decrease of $536,000, or 3.7 percent. This decrease was the result of lower lending rates, which offset the loan portfolio growth factor.

  For the three months ended March 31, 2004, loans averaged $962,598,000 and decreased in yield by 77 basis points to 5.80 percent on a non-tax equivalent basis, compared to $870,994,000 with a non-tax equivalent yield of 6.57 for the same period in 2003.

  Investment securities, the second largest category of earning assets, are utilized as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and purchased funds. At March 31, 2004, investment securities were $144,079,000, compared to $152,009,000 at December 31, 2003. The composition of the portfolio remained relatively consistent during the first three months of 2004, with a continued bias toward relatively short-term and shorter average life securities in the continuing low rate environment.

  For the quarter ended March 31, 2004, interest earned on investment securities was $1,422,000, compared with $1,697,000 for the comparable period in 2003. This decrease of $275,000, or 16.2 percent resulted from both lower interest yields and lower average outstanding balances from year to year. For the first three months of 2004, investment securities averaged $145,464,000 with a yield of 4.19 percent on a taxable equivalent basis, compared to an average of $167,987,000 and yield of 4.93 percent for the first quarter of 2003. The investment securities portfolio included no balance in short-term securities investments at the end of the first quarter of 2004, compared with $36,454,000 a March 31, 2003. For the first quarter of 2004, holdings in short-term securities averaged $707,000, down considerably from the average of $23,519,000 a year earlier.

  There were no gains or losses on sales of securities during the first quarters of 2004 and 2003. As of March 31, 2004, the Company had unrealized gains of $1,538,000 and $1,026,000, respectively, in the held-to-maturity and available-for-sale securities portfolio segments.

  Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal practice of the Company to trade this segment of the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment opportunities.

  As of March 31, 2004, the Company had no holdings in money market funds, compared with $25,500,000 one year earlier. These short-term investments averaged $4,824,000 for the first three months of 2004 and earned $11,000. During the first three months of 2003, money market funds averaged $12,234,000, earning $36,000.

  During the first three months of 2004, interest-bearing liabilities averaged $936,786,000 with an average rate of 1.33 percent. This compares to an average balance of $898,671,000 and rate of 1.84 percent for same period in 2003, a decrease of 51 basis points. At March 31, 2004, approximately 40 percent of interest-bearing liabilities had fixed rates and were expected to renew at prevailing market rates as they mature.

  Noninterest-bearing deposits were $198,015,000 at March 31, 2004, an increase of $28,823,000, or 17 percent, from $169,192,000 at December 31, 2003.
During the same three-month period, interest-bearing deposits grew by $25,970,000, or 3.3 percent, from $777,086,000 to $803,056,000. The Company paid interest of $2,337,000 in the first quarter of 2004 on average interest-bearing deposits of $793,789,000, compared with $3,289,000 paid on an average of $758,053,000 in the comparable 2003 period.

PROVISION FOR LOAN LOSSES

  The provision for loan losses for the three months ended March 31, 2004 was $788,000, compared with $839,000 for the first quarter of 2003, a decrease of
6.1 percent. The provision reflects favorable asset quality measures, including net charge-offs as a percentage of average loans of 0.11 percent for the first quarter of 2004, compared with a 0.31 percent result a year earlier. The allowance for loan losses was $12,234,000, or 1.23 percent, of loans, net of unearned income, at March 31, 2004 and $11,700,000, or 1.25 percent, of outstanding loans at December 31, 2003. The current allowance provides 1.77 times coverage of period end nonperforming loans, which totaled $6,912,000, or
0.70 percent, of period end loans. The allowance for loan losses also provides approximately 12 times coverage of first quarter annualized net charge-offs. Net charge-offs for the first quarter were $254,000, or an annualized 0.11 percent of average loans, net of unearned income. In the prior year, net charge offs were $671,000, or an annualized 0.31 percent, of first quarter average loans.

  While signs of economic recovery may be observed at the national level, in South Carolina the outlook remains more guarded. In the past, both upward and downward trends in the state's business environment have tended to lag the U.S. market overall. During this period, management anticipates that the Company could experience loan charge-off activity in the coming year that would be generally comparable to levels experienced in recent periods.

  Management determines the adequacy of the allowance for loan losses by utilizing its internal risk rating system, credit reviews and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

  Other real estate owned includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of March 31, 2004, other real estate owned was $1,554,000, compared with $1,465,000 at December 31, 2003 and $496,000 at the end of the first quarter of 2003.

NONINTEREST INCOME AND EXPENSE

  Noninterest income for the first quarter of 2004 was $5,716,000, compared with $5,381,000 for the same period in 2003, an increase of $335,000, or 6.2 percent. The 2004 results were largely due to a $782,000 gain on the sale of the Cameron branch of South Carolina Bank and Trust, offsetting a slight decline in service charges on deposit accounts and 41.8 percent lower secondary market mortgage origination fees, resulting from a decline in refinance activity begun in the fourth quarter of 2003. In the quarterly comparisons, fees from trust and fiduciary services decreased 25.0 percent, from $184,000 to $138,000.

  For the first quarter of 2004, noninterest expense was $12,486,000, an increase of $857,000, or 7.4 percent, from $11,629,000 for the same period in the previous year. Salaries and employee benefits increased $121,000, or 1.8 percent, to $6,831,000 from the first quarter of 2003 to the first quarter of 2004. In year-to-year first quarter comparisons, furniture and equipment expense rose 5.1 percent to $1,073,000 and net occupancy expense was up 18.3 percent to $781,000. Other expense was $3,801,000 in the first quarter of 2004, an increase of $563,000, or 17.4 percent, from the first quarter of 2002. Contributing to these increases were non-recurring expenses of $266,000 associated with several 2004 first quarter initiatives referenced earlier. These include acquisition expenses of the Denmark bank branch, costs incurred in the corporate name change process, fees associated with the new listing on the NASDAQ Stock Market, and consulting fees in connection with contract analyses for cost reduction opportunities. Other increases resulted from higher salary and benefit expenses due to commissions paid on increased loan production and regular merit adjustments, and higher furniture, equipment and occupancy costs associated with additional banking facilities, including the year-old corporate headquarters in Columbia.

NET INCOME

  Net income was $3,366,000 for the first quarter of 2004, a decrease of $55,000, or 1.6 percent, compared with $3,421,000 in the first quarter of 2003. As described above, earnings were impacted by the 7.4 percent increase in noninterest expense, partially offset by substantially smaller-than-normal increases in net interest income and noninterest income. These atypically small increases in operating revenue are largely attributable to net interest margin and refinance lending challenges in this ongoing low interest rate environment.

CAPITAL RESOURCES AND LIQUIDITY

  The ongoing capital requirements of the Company have been met through retained earnings, less the payment of cash dividends. As of March 31, 2004, shareholders' equity was $115,010,000, an increase of $2,661,000, or 2.4 percent, from $112,349,000 at December 31, 2003.

  The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 risk-weighted asset capital ratio at March 31, 2004 was 11.21 percent, compared to 11.81 percent at December 31, 2003. The total risk-weighted asset capital ratio was 12.46 at the end of the first quarter of 2004, compared with
13.06 at the end of 2003.

  In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. The Company's leverage ratio was 8.88 percent as of March 31, 2004 and 9.13 percent as of December 31, 2003. The Company's capital ratios currently well exceed the minimum standards.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

     Neither SCBT Financial Corporation nor its subsidiaries is a party to nor is any of their property subject to any material or other pending legal proceedings, other than in the ordinary routine proceedings incident to their business.

Item 2.  Change in Securities:

       (a) through  (d):  Not applicable.

       (e) Issuer Purchases of Equity Securities:

     In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the first quarter:



                                                                                                    (d) Maximum
                                                                               (c) Total            Number ( or
                                                                               Number of            Approximate
                                                                               Shares (or          Dollar Value)
                                                                                 Units)            of Shares (or
                                                                              Purchased as          Units) that
                               (a) Total                                        Part of             May Yet Be
                               Number of             (b) Average                Publicly             Purchased
                              Shares (or            Price Paid per             Announced             Under the
                                Units)                Share (or                 Plans or             Plans or
       Period                  Purchased                Unit)                   Programs             Programs
--------------------------------------------------------------------------------------------------------------------
January 1 - January 31             0                      0                        0                  250,000
February 1 - February 29           0                      0                        0                  250,000
March 1 - March 31               3,075                  $31.69                   3,075                246,925
                         ----------------------                         -------------------------
Total                            3,075                                           3,075
                         ======================                         =========================


Also during the quarter, the Company redeemed 14,760 of its shares at $31.70 per share from an executive officer under an approved program designed to facilitate stock option exercises under the 1999 stock option plan.


Item 3.  Defaults Upon Senior Securities:                              .

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

Item 5.  Other Information:

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

(a)  The following is a list of exhibits to this report:

Exhibit No.            Description of Exhibit
3.1                    Articles of Incorporation of the Registrant, as amended
3.2                    Bylaws of the Registrant, as amended
 31                    Rule 13a-14(a)/15d-14(a) Certifications
 32                    Section 1350 Certifications

(b)  Reports on Form 8-K:

     Current Report on Form 8-K, Items 7 and 9, dated January 16, 2004 and furnished to the Securities and Exchange Commission on January 16, 2004. Current Report on Form 8-K, Item 9, dated February 20, 2004 and furnished to the Securities and Exchange Commission on February 20, 2004.
     Current Report on Form 8-K, Item 9, dated March 8, 2004 and furnished to the Securities and Exchange Commission on March 8, 2004.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCBT FINANCIAL CORPORATION


Date:  May 7, 2004                  /s/ C. John Hipp, III
                                    ---------------------
                                    President and Chief Executive Officer

Date:  May 7, 2004                  /s/ Richard C. Mathis
                                    ---------------------
                                    Executive Vice President and Chief
                                    Financial Officer


                                    Exhibit Index


Exhibit No.            Description of Exhibit
3.1                    Articles of Incorporation of the Registrant, as amended
3.2                    Bylaws of the Registrant as amended
31                     Rule 13a-14(a)/15d-14(a) Certifications.
32                     Section 1350 Certifications.

                            ARTICLES OF INCORPORATION
                                       OF
                           SCBT FINANCIAL CORPORATION

(As originally adopted February 21, 1985 and subsequently amended through February 20, 2004).

     FIRST: The name of the corporation is SCBT Financial Corporation

     SECOND: The duration of the corporation is perpetual.

     THIRD: The street and post office address of its initial registered office in the State of South Carolina shall be 520 Gervais Street, Columbia, South Carolina, 29201, County of Richland, and the name of its initial registered agent at such address is C. John Hipp, III.

     FOURTH: The specific purpose or purposes for which the corporation is organized, stated in general terms are: to exercise all powers of a banking holding company which is registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and to engage in any and all banking and non-banking activities allowed for such a bank holding company under state and federal law, and to engage in any lawful act or activity for which corporations may be organized under the Business Corporation Act of South Carolina.

     FIFTH: The aggregate number of shares which the corporation shall have the authority to issue is Twenty Million (40,000,000) shares of one class of Common Stock each of which shall have a par value of Two Dollars Fifty Cents ($2.50).

     SIXTH: The capital stock of the corporation may be issued for valid corporate purposes upon authorization by the Board of Directors of the corporation without prior stockholder approval. Such authorization by the Board of Directors may be made by a majority or other vote of the Board as may be provided in the Bylaws of the corporation. The provisions of this Article Sixth may only be amended or repealed by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding voting stock of the corporation.

     SEVENTH: The corporation shall have the right to purchase its own shares to the extent of unreserved and unrestricted earned surplus available therefore and to the extent of unreserved and unrestricted capital surplus available therefore.

     EIGHTH: The affirmative vote of the holders of not less than eighty percent
          (80%) of the outstanding voting stock of the corporation is required in the event that the Board of Directors of the corporation does not recommend to the stockholders of the corporation a vote in favor of
          (1) a merger,  exchange or consolidation  of the corporation  with, or
          (2) a sale, exchange or lease of all or substantially all of the assets of the corporation to, any person or entity. For purposes of this provision, substantially all of the assets shall mean assets having a fair market value or book value, whichever is greater, of 25 percent or more of the total assets as reflected on a balance sheet of the corporation as of a date no earlier than 45 days prior to any acquisition of such assets. The affirmative vote of the holders of not less than eighty percent (80%) of the outstanding voting stock of the corporation is required to amend or repeal the provisions of this Article Eighth.

     NINTH: The  affirmative  vote of the  holders  of not less  than 80% of the outstanding  shares of all  voting  stock of the  corporation  and the affirmative vote of the holders of not less than 67% of the outstanding shares of voting stock held by stockholders other than the Controlling Party shall be required for the approval or authorization of any merger, consolidation, or sale, exchange or lease of all or substantially all the assets of the corporation (as defined in Article Eighth of this Articles of Incorporation) shall be required to approve or authorize any such transaction involving any shareholder owning or controlling 20% or more of the corporation's voting stock at the time of the proposed transaction ("Controlling Party"); provided, however, that these voting requirements shall not be applicable in such transactions (a) in which the cash or fair market value of the property, securities or other consideration to be received (which includes common stock of this corporation retained by its existing shareholders in such a transaction in which the corporation is the surviving entity) per share by holders of common stock of the corporation in such transaction is not less than the highest per share price (with appropriate adjustments for recapitalizations and for stock splits, stock dividends, and distributions), paid by the Controlling Party in the acquisition of any of its holdings of the corporation's common stock in the three years preceding the announcement of the proposed transaction; or (b) recommended by the majority of the entire Board of Directors. The affirmative vote of not less than eighty percent (80%) of the outstanding voting stock of the corporation is required to amend or repeal the provisions of this Article Ninth. The requirements of this Article Ninth are in addition to and separate from any consent or approval that may be required by those Articles of Incorporation to authorize any merger, consolidation, or sale, exchange or lease of all or substantially all the assets of the Corporation (as defined in Article Eighth).

     TENTH: Shareholders can remove directors with or without cause only by the affirmative vote of the holders of eighty (80%) of the Corporation's shares. Cause shall mean fraudulent or dishonest acts or gross abuse of authority in the discharge of duties to the Corporation and shall be established after written notice of specific charges and the opportunity to meet and refute such charges.

     ELEVENTH: The Board of Directors of the corporation shall consist of a maximum of twenty (20) persons. Directors may increase membership on the Board up to this maximum, but may not do so once the maximum membership is reached. The terms of the members of the Board of Directors elected at the first annual shareholders meeting shall be set so as to implement staggered terms, i.e., the terms of one-third (or as near one-third as possible) of the Directors shall be one year, the terms of one-third shall be two years and the terms of one-third shall be three years. Thereafter, one-third of the Directors shall be elected by a majority of the votes cast at each annual meeting of the shareholders or by similar vote at any special meeting called for the purpose, to serve three-year terms. Each Director shall hold office until the expiration of the term for which he is elected, except as otherwise stated in the Bylaws, and thereafter until his successor has been elected and qualified. The affirmative vote of the holders of not less than eighty percent (80%) of the outstanding voting stock of the corporation is required to amend or repeal the provisions of this Article Eleventh.

     TWELFTH: The number of directors constituting the initial Board of Directors is seventeen (17). The names and addresses of the persons who shall serve as directors until the first annual meeting of shareholders or until their successors are elected and qualified are:

          J. Gavin Appleby
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          J. Donald Collier
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          W. B. Cox
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Austin Cunningham
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          C. Parker Dempsey
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Clarence F. Evans
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          John L. Gramling, Jr.
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Charlton B. Horger
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          F. O. Hutto, Jr.
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115
          R. H. Jennings, III
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Edward V. Mirmow, Jr.
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          J. C. McAlhany
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          R. Park Newton, Jr.
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          J. A. Richardson, Jr.
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Jesse D. Shirer
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Henry Tecklenburg, Jr.
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

          Howard E. Thomas
          345 John C. Calhoun Dr., S.E.
          Orangeburg, SC  29115

     THIRTEENTH: Shareholders shall not have cumulative voting rights.

     FOURTEENTH: The holders of the shares of the corporation shall have no preemptive rights to acquire any shares in the corporation.

     FIFTEENTH: Article deleted by amendment on April 23, 1996.

     SIXTEENTH: A majority of the entire Board of Directors shall have the power to alter, amend or repeal the Bylaws of the corporation. Shareholders may alter, amend, or repeal the bylaws only by the affirmative vote of the holders of eighty (80%) of outstanding stock of the corporation.

     SEVENTEENTH: Article deleted by amendment on April 23, 1996.

     EIGHTEENTH: A special meeting of shareholders,  called by shareholders, the
          Board of Directors or any members thereof, or any officer of the corporation, to consider a vote in favor of a merger or consolidation of the corporation with or a sale, exchange or lease of substantially all of the assets of the corporation to any person or entity, as defined under Articles Eighth and Ninth of these Articles of Incorporation, which is not recommended by the Board of Directors of the corporation, shall require attendance in person or by proxy of eighty percent (80%) of the shareholders of the corporation in order for a quorum for the conduct of business to exist. Such a meeting may not be adjourned absent notice if a quorum is not present. Such eighty percent (80%) quorum requirement will apply at any annual meeting called to consider such a non-Board recommended transaction.

     NINETEENTH: No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for breach of his fiduciary duty as a director occurring after the effective date hereof; provided, however, the foregoing shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) for acts or omissions not in good faith or which involve gross negligence, intentional misconduct, or a knowing violation of law; (iii) imposed for unlawful distributions as set forth in Section 33-8-330 of the South Carolina Business Corporation Act of 1988, as amended from time to time (the "Act"), or (iv) for any transaction from which the director derived an improper personal benefit. This provision shall eliminate or limit the liability of a director only to the maximum extent permitted from time to time by the Act or any successor law or laws. Any repeal or modification of the foregoing protection by the shareholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

     TWENTIETH: When evaluating any proposed plan of merger, consolidation, exchange or sale of all, or substantially all, of the assets of the Corporation, the Board of Directors shall consider the interests of the employees of the Corporation and the community or communities in which the Corporation and its subsidiaries, if any, do business in addition to the interest of the Corporation's shareholders.

                                  CERTIFICATION

     I certify that this is a true and correct copy of the Articles of Incorporation of SCBT Financial Corporation as originally adopted and as subsequently amended.

April 7, 2004            /s/ James C. Hunter, Jr., Secretary
-------------            -----------------------------------
   Date                  James C. Hunter, Jr., Secretary

                                    BYLAWS OF

                           SCBT FINANCIAL CORPORATION
               (And Subsequently Amended Through January 15, 2004)

                                    ARTICLE I
                            MEETINGS OF SHAREHOLDERS

     1. Annual Meeting. The annual meeting of the shareholders shall be held on the fourth Tuesday in April of each year at its principal office unless a different time or place, either within or without South Carolina, is designated by the Directors.

     2. Special Meetings. Special meetings of the shareholders may be called by the President, the Chairman of the Board of Directors, a majority of the Board of Directors, or by the holders of not less than ten percent (10%) of all the shares entitled to vote at such meeting. The place of such meetings shall be designated by the directors.

     3. Notice of Shareholder Meetings. Written or printed notice stating the place, day, and hour of the meeting, and, such other notice as required by the provisions of the South Carolina Business Corporation Act, and in the case of a special meeting, the purpose or purposes for which the meeting is called and the person or persons calling the meeting, shall be delivered either personally or by mail by or at the direction of the President, Chairman of the Board of Directors, Secretary, officer, or person calling the meeting, to each shareholder of record entitled to vote at the meeting, not less than ten (10) nor more than fifty (50) days before the date of the meeting. If such notice is mailed, it shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at the address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid. The Person giving such notice shall certify that the notice required by this paragraph has been given. If at any meeting Bylaws are to be altered, repealed, amended, or adopted, notices or waivers thereof shall so state. A shareholder may waive notice of any meeting, in writing, either before or after the meeting.

     4. Quorum Requirements. Absent a provision in the Articles of Incorporation stating otherwise, a majority of the shares entitled to vote shall constitute a quorum for the transaction of business. A meeting may be adjourned despite the absence of a quorum, and notice of an adjourned meeting need not be given if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken and the adjournment is for a period of less than thirty (30) days. If the adjournment is for thirty (30) days or more, notice of the adjourned meeting shall be given pursuant to Article I, Section 3 of these Bylaws. When a quorum is present at any meeting, a majority in interest of the stock there represented shall decide any question brought before such meeting, unless the question is the one upon which, by express provision of this Corporation's Articles, these Bylaws or by the laws of South Carolina, a larger or different vote is required, in which case such express provisions shall govern the decision of such question.

     5. Voting and Proxies. Every shareholder entitled to vote at a meeting may do so either in person or by written proxy, executed by the shareholder or his duly appointed attorney-in- fact, which proxy shall be filed with the secretary of the meeting before being voted. Such proxy shall entitle the holders thereof to vote at any adjournment of such meeting, but shall not be valid after the final adjournment thereof.

     6. Matters Considered at Shareholder Meetings. No matter shall be considered or voted on at any meeting of shareholders unless such matter has been submitted to the secretary of the corporation in writing by a record shareholder of the corporation not less than forty-five (45) days prior to the date of the meeting at which the matter is to be considered. The information submitted to the secretary shall include the name and address of the shareholder making the submission and the text of the resolution to be voted on.

     7. Conduct of Meetings.

     (a) Meetings of shareholders shall be presided over by the chairman of the Board of Directors or, in his absence, by the Vice Chairman or another director or executive officer designated by the Board of Directors. The presiding officer shall determine all questions of order or procedure and his rulings shall be final.

     (b) The Secretary of the Corporation, with the assistance of such agents as may be designated by the secretary, shall make all determinations of the validity of proxies presented and ballots cast.

     (c) In the event that any person or group other than the Board of Directors hold proxies for more than ten (10) other shareholders, any vote taken with respect to any contested matter, determined to be such by the presiding officer, shall be taken in the following manner:

          (i) Shareholders wishing to vote in person shall obtain ballots from the secretary and cast their votes. After a period determined to be reasonable by the presiding officer, no further voting in person shall be permitted.

          (ii) Thereafter, persons holding proxies shall obtain a ballot from the secretary which shall be in a form to permit the votes cast with respect to each appointment of proxy to be identified as such and shall fill out such ballot, and return it together with the original appointments of proxies to the Secretary. After a period determined to be reasonable by the presiding officer, the polls shall be closed and no further voting on the question shall be allowed.

          (iii)If the number of proxies held by persons or groups other than the Board of Directors is high, the presiding officer may, after consultation with the Secretary, adjourn the meeting for up to seventy-two (72) hours, to permit the counting of the votes;
               provided, however, that the presiding officer may, in his discretion, permit other business, including the casting of other votes, to be transacted prior to any such adjournment.



                                   ARTICLE II
                               BOARD OF DIRECTORS

     1. Composition of Board of Directors. The corporation shall have a Board of Directors consisting of active directors, whose qualifications, election, number, etc. are described and discussed in this Article II and throughout these Bylaws. Whenever the terms "director" or "Board of Directors" or "Board" are used herein or in other corporate documents, the terms shall include active directors only.

     2. Qualification and Election of Active Directors.

     (a) Directors, other than those serving on the initial Board of Directors of the Corporation, must be shareholders, not under twenty-five (25) years of age and not over 72 years of age at the time of the shareholders' meeting at which they are elected by the shareholders. These age restrictions shall not apply to any Board member who is exempt from age restrictions for service on the Board of SCBT Financial Corporation, Orangeburg, South Carolina, pursuant to the 1969 Bank shareholders' resolution. In the event that a director attains age 72 during his or her term of office, he or she shall serve only until the next shareholders' meeting after his or her 72nd birthday, at which time his or her successor shall be appointed to serve out the remainder of his or her term. The terms of the initial Board of Directors elected by the shareholder(s) shall be set so as to implement staggered terms, i.e. the terms of one-third (or as near one-third as possible) of the directors shall be one year, the terms of one-third shall be two years and the terms of one-third shall be three years. Thereafter, one-third of the directors shall be elected by a majority of the votes cast at each annual meeting of the shareholders, or by similar vote at any special meeting called for the purpose, to serve three year terms. Each director shall hold office until the expiration of the term for which he or she is elected, except as stated above, and thereafter until his or her successor has been elected and qualified. Any vacancy occurring in the Board of Directors, including vacancies occurring in the Board by reason of removal with or without cause or increase in membership, shall be filled by appointment by the remaining directors, and any director so appointed shall serve until the next shareholders meeting wherein directors are elected.

     (b) Nomination of Directors. The Board of Directors shall nominate, upon recommendation of the executive committee, the Board's nominees for the Board of Directors to the shareholders. No other person shall be a nominee or be eligible to be a director of the corporation unless that person shall have first been nominated by a record shareholder of the corporation in writing delivered to the secretary of the corporation not less than forty-five (45) days prior to the meeting of shareholders at which directors are to be elected. The written nomination must state the name of the nominee, the address of the nominee and the number of shares of stock of the corporation beneficially owned by the nominee, as well as the name and address of the shareholder making the nomination.

     3. Number. The maximum number of active directors is fixed by the Articles and may be altered only by amendment thereto, but shall never be less than the number required by law. Not less than sixty (60) days prior to the annual meeting of shareholders, the Board of Directors shall set the number of directors (not to exceed the maximum for the Corporation). The Board of Directors may, by a vote of the majority of the full Board, between annual meetings of the shareholders, increase the membership of the Board up to the maximum number set out in the Articles and by like vote appoint qualified persons to fill the vacancies created thereby.

     4. Meetings. The annual meeting of the Board of Directors shall be held immediately after the adjournment of the annual meeting of the shareholders, at which time the officers of the Corporation shall be elected. The Board may also designate more frequent intervals for regular meetings. Special meetings may be called at any time by any one director or any two officers of the Corporation in addition to those parties entitled to call such meetings under South Carolina law.

     5. Notice of Directors' Meetings. The annual and all regular Board meetings may be held without notice. Special meetings shall be held with not less than one hour notice of such meeting to be given to each director, which notice shall be given on a best efforts basis by those calling the meeting. Notice may be waived in writing before or after a meeting. If the meeting is one at which Bylaws are to be altered, repealed, or adopted both waivers and notices must so state. Notice of a special meeting may be called by the Chairman, the President or any three (3) Directors. If the notice of the meeting is not given in writing at least two (2) days prior to the meeting no action shall be taken at the meeting unless such action is approved by the affirmative vote of a majority of the entire Board of Directors.

     6. Quorum and Vote. The presence of a majority of the directors shall constitute a quorum for the transaction of business. A meeting may be adjourned despite the absence of a quorum, and notice of an adjourned meeting need not be given if the time and place to which the meeting is adjourned are fixed at the meeting at which the adjournment is taken. The vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board, unless the vote of a greater number is required by the Articles, these Bylaws, or by the laws of South Carolina.

     7. Appointment of Chairman, Executive and Other Committees. The Chairman of the Board of Directors of the Corporation shall also serve as an officer of the Corporation. There shall be a standing committee of the Corporation appointed by the Board of Directors to be known as the executive committee consisting of the chairman of the Board, the President and up to six (6) members of the Board of Directors. Nominations to the executive committee shall be made to the Board by the chairman. The executive committee may appoint senior officers to attend all meetings. Each member of the executive committee shall serve until his successor is appointed. The Chairman shall serve as chairman of the executive committee. The Board of Directors of the Corporation may, by resolution adopted by a majority of its members, delegate to the executive committee the power to exercise all authority of the Board of Directors in the management of affairs of the corporation and property of the corporation. The Board of Directors, by resolution adopted by a majority of its members, may designate such other committees with designations of authority, as it deems appropriate. Members of such committees shall be nominated by the Chairman and appointed by the Board of Directors.

     8. Powers. In addition to other powers specifically set out herein or that apply under South Carolina or other applicable law, the Board of Directors shall have the power to manage and administer the affairs of the Corporation and to do and perform all lawful acts with respect to the affairs of the Corporation except those that may be specifically reserved to the share-holders under South Carolina or other applicable law.

     9. Contracts with Interested Directors. No contract or other transaction between this Corporation and any other corporation shall be affected by the fact that any director of this Corporation is interested in, or is a director or officer of, such other corporation, and any director, individually or jointly, may be a party to, or may be interested in, any contract or transaction of this Corporation or in which this Corporation is interested; and no contract, or other transaction, of this Corporation with any person, firm, or corporation, shall be affected by the fact that any director of this Corporation is a party to, or is interested in, such contract, act, or transaction, or is in any way connected with such person, firm, or corporation, and every person who may become a director of this Corporation is hereby relieved from any liability that might otherwise exist from contracting with the Corporation for the benefit of himself or any firm, association, or corporation in which he may be in any way interested.

     10. Special Considerations by Directors. The directors of this Corporation shall consider all factors they deem relevant in evaluating any proposed tender offer or exchange offer for the Corporation's stock, any proposed merger or consolidation of the Corporation with or into another Corporation and any proposal to purchase or otherwise acquire all of the assets of the Corporation. The directors shall evaluate whether the proposal is in the best interests of the Corporation by considering the best interests of the shareholders and other factors the directors determine to be relevant, including the social, legal and economic effects on employees, customers and the communities served by the Corporation and its subsidiary or subsidiaries. The directors shall evaluate the consideration being offered to the shareholders in relation to the then current market value of the Corporation, the then current market value of shares of the Corporation in a freely negotiated transaction, and the directors' estimate of the future value of shares of the Corporation as an independent entity.

     11. Election of Directors to Subsidiaries of the Corporation. The Board of Directors of the corporation shall elect, upon nomination by the executive committee, Directors of all wholly owned subsidiary corporations of the corporation.


                                   ARTICLE III
                                    OFFICERS

     1. Number. The Corporation shall have a President, a Chairman of the Board, one or more Vice Presidents, a Secretary, a Treasurer, and such other officers as the Board of Directors shall from time to time deem necessary. Any two or more offices may be held by the same person. The President of the Corporation shall be its Chief Executive Officer and shall serve as an ex-officio member of all committees. The Chairman of the Board, and any Vice President of the Board, may but need not be an employee of the Corporation.

     2. Election and Term. The officers shall be elected by the Board at its annual meeting. Each officer shall serve until the expiration of the term for which he is elected, and thereafter until his successor has been elected and qualified.

     3. Duties. All officers shall have such authority and perform such duties in the management of the Corporation as are normally incident to their offices and as the Board of Directors may from time to time provide.

                                   ARTICLE IV
                      RESIGNATIONS, REMOVALS AND VACANCIES

     1. Resignations. Any officer or director may resign at any time by giving written notice to the Chairman of the Board of Directors, the President, or the Secretary. Any such resignation shall take effect at the time specified therein, or, if no time is specified, then upon its acceptance by the Board of Directors.

     2. Vacancies. Newly created directorships resulting from an increase in the number of directors, and vacancies occurring in any office or directorship for any reason, including removal of an officer or director with or without cause, may be filled by the vote of a majority of the directors then in office, even if less than a quorum exists.


                                    ARTICLE V
                                  CAPITAL STOCK

     1. Stock Certificates. Every shareholder shall be entitled to a certificate or certificates of capital stock of the Corporation in such form as may be prescribed by the Board of Directors. Unless otherwise decided by the Board of Directors, such certificates shall be signed by the President or a Vice President and the Secretary or Assistant Secretary of the Corporation.

     2. Transfer of Shares. Any share or shares of stock may be transferred on the books of the Corporation by delivery and surrender of the properly assigned certificate, but subject to any restrictions on transfer imposed by either the applicable securities laws or any shareholder agreement.

     3. Loss of Certificates. In the case of the loss, mutilation, or destruction of a certificate of stock, a duplicate certificate may be issued upon such terms as the Board of Directors shall prescribe.


                                   ARTICLE VI
                                ACTION BY CONSENT

     Shareholders may act without a meeting on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon or their attorneys-in-fact or proxy holders. Such consent shall be filed with the Secretary as part of the corporate records.

     Directors or any executive or other committee can act without a meeting on action taken by a majority thereof, or by a much larger vote as the Articles or Bylaws require, if all directors or committee members execute, before or after the action taken, a written consent thereto and the consent is filed in the records of the Corporation. Action which is permitted to be taken only when authorized at a meeting of the Board or committee, can be taken without a meeting, if before or after the action, all Board or committee members consent thereto in writing and the consent is filed in the minute book of the Board or committee. Such consent shall have the same effect as a vote of the Board for all purposes.


                                   ARTICLE VII
                                 INDEMNIFICATION

     1. Right to Indemnification. Any person who at any time serves or has served as a director of the Corporation, or who, while serving as a director of the Corporation, serves or has served, at the request of the Corporation, as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or as a trustee or administrator under an employee benefit plan, shall have the right to be indemnified by the Corporation to the fullest extent permitted by law against
(a) reasonable expenses, including attorneys' fees, incurred by him in connection with any threatened, pending or completed civil, criminal, administrative, investigative or arbitrative action, suit or proceeding (and any appeal therein), whether or not brought by or on behalf of the Corporation, seeking to hold him liable by reason of the fact that he is or was acting in such capacity, and (b) reasonable payments made by him in satisfaction of any judgment, money decree, fine (including an excise tax assessed with respect to an employee benefit plan), penalty or settlement for which he may have become liable in any such action, suit or proceeding.

     2. Right to Advancement of Expenses. The right to indemnification conferred in this Article VII shall include the right to be paid by the Corporation the reasonable expenses (including attorney's fees) incurred in defending any such action, suit or proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if required by law, an advancement of expenses incurred by a claimant shall be made only if: (a) the claimant furnishes the Corporation with a written affirmation of his good faith belief that he met the standard of conduct required by law; and (b) the claimant furnishes the Corporation with a written undertaking, executed personally on his behalf, to repay the advance if it is ultimately determined that he did not meet the standard of conduct.

     3. Payment of Indemnification and Advancement of Expenses. The Board of Directors of the Corporation shall take all such action as may be necessary and appropriate to authorize the Corporation to pay the indemnification and advancement of expenses required by this Article VII, including, without limitation, making a determination that indemnification and/or advancement of expenses is permissible in the circumstances and a good faith evaluation of the manner in which the claimant acted and of the reasonable amount of indemnity or expenses due him. The Board of Directors may appoint a committee or special counsel to make such determination and evaluation.

     4. Right of Indemnitee to Bring Suit. If a claim under this Article VII is not paid in full by the Corporation within sixty (60) days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty
(20) days, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the claimant shall be entitled to be paid also for the expense of prosecuting or defending such suit. In (i) any suit brought by a claimant to enforce a right to indemnification or advancement of expenses hereunder, it shall be a defense that, and (ii) in any suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the Corporation shall be entitled to recover such expenses upon a final adjudication that, the claimant has not met the applicable standard for indemnification and/or advancement of expenses to the fullest extent permitted by law. A determination by the Corporation (including its Board of Directors, any committee of the Board of Directors, independent legal counsel, or the shareholders) that a claimant has not met such applicable standard of conduct shall not create a presumption that the claimant has not met the applicable standard of conduct or, in the case of such a suit brought by a director, be a defense to such suit. In any suit brought by a claimant to enforce a right to indemnification or to an advancement of expenses hereunder, or brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the claimant is not entitled to be indemnified, or to such advancement of expenses, under this Article VII or otherwise shall be on the Corporation.

     5. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under applicable law.

     6. Indemnification of Officers, Employees and Agents of the Corporation. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any officer, employee or agent of the Corporation to the fullest extent of the provisions of this Article VII with respect to the indemnification and advancement of expenses of directors of the Corporation.

     7. Binding and Nonexclusive. Any person who at any time after the adoption of this Article VII serves or has served in the aforesaid capacity for or on behalf of the Corporation shall be deemed to be doing or to have done so in reliance upon, and as consideration for, the right of indemnification and advancement of expenses provided herein. Such right shall inure to the benefit of the legal representatives of any such person and shall be exclusive of any other rights to which such person may be entitled apart from the provision of this Article VII.

                                  ARTICLE VIII
                               AMENDMENT OF BYLAWS


     These bylaws may be amended, added to, or repealed either by: (1) the affirmative vote of the holders of eighty percent (80%) of the shares entitled to vote, or (2) a majority vote of the entire Board of Directors.


                                  CERTIFICATION

     I certify that this is a true and correct copy of the Bylaws of SCBT Financial Corporation as originally adopted and as subsequently amended.


     April 8, 2004                          /s/ James C. Hunter, Jr.
     -------------                          -----------------------
          Date                              James C. Hunter, Jr., Secretary