Form 10-Q
period 2004-06-30
SCBT FINANCIAL CORP
filed 2004-08-06
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                         Commission File Number: 9-13663

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




Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ X ] No [ ]




Indicate the number of shares outstanding of each of issuer's classes of common stock:

           Class                             Outstanding as of June 30, 2004
 Common Stock, $2.50 par value                          7,674,221

                           SCBT FINANCIAL CORPORATION

                                      INDEX


Part I: Financial Information

       Item 1 - Financial Statements

                Condensed Consolidated Balance Sheets -
                June 30, 2004 and December 31, 2003

                Condensed Consolidated Statements of Changes in Shareholders' Equity - Six Months Ended June 30, 2004 and 2003

                Condensed Consolidated Statements of Income -
                Three and Six Months Ended June 30, 2004 and 2003

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2004 and 2003

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

       Item 2 - Changes in Securities

       Item 4 - Submission of Matters to a Vote of Security Holders

       Item 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SCBT FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)

                                                                  06/30/04      12/31/2003
                                                                 (Unaudited)     (Note 1)
                                                                 -----------    -----------
                                     ASSETS
Cash and cash equivalents:
   Cash and due from banks                                       $    42,903    $    38,541
   Interest-bearing deposits with banks                                   17          4,083
   Federal funds sold and securities
       purchased under agreements to resell                            3,000          4,500
                                                                 -----------    -----------
               Total cash and cash equivalents                        45,920         47,124
                                                                 -----------    -----------
Investment securities:
   Held-to-maturity (fair value of $26,997 in 2004
      and $30,952 in 2003)                                            26,111         29,487
   Available-for-sale                                                145,247        122,522
                                                                 -----------    -----------
               Total investment securities                           171,358        152,009
                                                                 -----------    -----------
Loans held for sale                                                   13,764         12,346
                                                                 -----------    -----------
Loans                                                              1,050,501        939,538
   Less, unearned income                                                (426)          (778)
   Less, allowance for loan losses                                   (13,366)       (11,700)
                                                                 -----------    -----------
               Loans, net                                          1,036,709        927,060
                                                                 -----------    -----------
Premises and equipment, net                                           33,470         32,647
                                                                 -----------    -----------
Other assets                                                          29,585         26,506
                                                                 -----------    -----------
                Total assets                                     $ 1,330,806    $ 1,197,692
                                                                 ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                           $   209,398    $   169,192
   Interest-bearing                                                  798,419        777,086
                                                                 -----------    -----------
               Total deposits                                      1,007,817        946,278
Federal funds purchased and securities
   sold under agreements to repurchase                               108,581         80,967
FHLB advances                                                         92,000         52,050
Other liabilities                                                      8,588          6,048
                                                                 -----------    -----------
               Total liabilities                                   1,216,986      1,085,343
                                                                 -----------    -----------
Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 7,674,221 and 7,690,186 shares           19,186         19,225
   Surplus                                                            61,643         62,722
   Retained earnings                                                  33,853         29,787
   Accumulated other comprehensive income (loss)                        (862)           615
                                                                 -----------    -----------
               Total shareholders' equity                            113,820        112,349
                                                                 -----------    -----------

               Total liabilities and shareholders' equity        $ 1,330,806    $ 1,197,692
                                                                 ===========    ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           SCBT FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                     COMMON STOCK                  RETAINED   COMPREHENSIVE
                                                  SHARES      AMOUNT     SURPLUS   EARNINGS   INCOME (LOSS)      TOTAL
BALANCE, DECEMBER 31, 2002                      7,673,339    $ 19,183    $ 62,423  $ 20,071    $ 1,819        $ 103,496
                                                                                                              ---------
Comprehensive income:
   Net income                                       -           -           -         7,232      -                7,232
   Change in net unrealized gain (loss) on
     on securities available-for-sale, net          -           -           -         -           (375)            (375)
     of tax effects                                                                                           ---------
                    Total comprehensive income                                                                    6,857
                                                                                                              ---------
Cash dividends declared at $.31 per share           -           -           -        (2,456)     -               (2,456)
                                                                                                              ---------
Exercise stock options                              1,348           3          19     -          -                   22
                                                                                                              ---------
Employee stock purchases                            4,929          13          90     -          -                  103
                                                                                                              ---------
Restricted stock awards                             2,000           5          44     -          -                   49
                                                -----------------------------------------------------------------------
BALANCE, JUNE 30, 2003                          7,681,616    $ 19,204    $ 62,576  $ 24,847    $ 1,444        $ 108,071
                                                =======================================================================

BALANCE, DECEMBER 31, 2003                      7,690,186      19,225      62,722    29,787        615          112,349
                                                                                                              ---------
Comprehensive income:
   Net income                                       -           -                     6,690      -                6,690
   Change in net unrealized gain (loss) on
     securities available-for-sale, net of          -           -           -                   (1,477)          (1,477)
     tax effects                                                                                              ---------
               Total comprehensive income                                                                         5,213
                                                                                                              ---------
Cash dividends declared at $.34 per share           -           -                    (2,624)     -               (2,624)
                                                                                                              ---------
Exercise stock options                             54,102         135         840     -          -                  975
                                                                                                              ---------
Employee stock purchases                            5,353          14         124     -          -                  138
                                                                                                              ---------
Repurchase of stock                               (75,420)       (188)     (2,043)    -          -               (2,231)
                                                -----------------------------------------------------------------------
BALANCE, JUNE 30, 2004                          7,674,221    $ 19,186    $ 61,643  $ 33,853     $ (862)       $ 113,820
                                                =======================================================================


     THE ACCOMPANYING NOTE ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           SCBT FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                             Three Months Ended      Six Months Ended
                                                            6/30/2004   6/30/2003   6/30/2004   6/30/2003
Interest income:
   Loans, including fees                                   $   14,854  $   14,781  $   28,899  $   29,366
   Investment securities:
      Taxable                                                   1,130       1,183       2,164       2,428
      Tax-exempt                                                  369         434         757         886
   Federal funds sold and securities
      purchased under agreements to resell                         27          18          93          73
   Money market funds                                              -           22          11          58
   Deposits with banks                                              2          36          17          36
                                                           ----------------------- -----------------------
            Total interest income                              16,382      16,474      31,941      32,847
                                                           ----------------------- -----------------------
Interest expense:
   Deposits                                                     2,266       3,223       4,603       6,512
   Federal funds purchased and securities
      sold under agreements to repurchase                         137         142         254         311
   Long-term debt                                                 701         621       1,354       1,236
                                                           ----------------------- -----------------------
            Total interest expense                              3,104       3,986       6,211       8,059
                                                           ----------------------- -----------------------
Net interest income:
   Net interest income                                         13,278      12,488      25,730      24,788
   Provision for loan losses                                    1,594         230       2,382       1,069
                                                           ----------------------- -----------------------
    Net interest income after provision for loan losses        11,684      12,258      23,348      23,719
                                                           ----------------------- -----------------------
Noninterest income:
   Service charges on deposit accounts                          2,946       2,812       5,754       5,679
   Other service charges and fees                               2,411       2,889       4,537       5,403
   Gain on sale of bank branch                                     -           -          782          -
   Gain on sale of credit card loans                              953          -          953          -
                                                           ----------------------- -----------------------
            Total noninterest income                            6,310       5,701      12,026      11,082
                                                           ----------------------- -----------------------
Noninterest expense:
   Salaries and employee benefits                               6,928       7,144      13,759      13,854
   Net occupancy expense                                          884         687       1,665       1,347
   Furniture and equipment expense                              1,124       1,093       2,197       2,114
   Other expense                                                4,166       3,272       7,967       6,510
                                                           ----------------------- -----------------------
            Total noninterest expense                          13,102      12,196      25,588      23,825
                                                           ----------------------- -----------------------
Earnings:
   Income before provision for income taxes                     4,892       5,763       9,786      10,976
   Provision for income taxes                                   1,568       1,952       3,096       3,744
                                                           ----------------------- -----------------------
            Net income                                        $ 3,324     $ 3,811     $ 6,690     $ 7,232
                                                           ======================= =======================
            Comprehensive income                              $ 1,524     $ 3,595     $ 5,213     $ 6,857
                                                           ======================= =======================
Earnings per share:
   Basic                                                       $ 0.43      $ 0.50      $ 0.87      $ 0.94
                                                           ======================= =======================
   Diluted                                                     $ 0.43      $ 0.49      $ 0.86      $ 0.93
                                                           ======================= =======================
   Cash dividends per common share                             $ 0.17      $ 0.16      $ 0.34      $ 0.32
                                                           ======================= =======================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                SCBT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)


                                                                             Six Months Ended
                                                                          ----------------------
                                                                          6/30/2004    6/30/2003
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   6,690    $   7,232
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                        1,163        1,075
         Provision for loan losses                                            2,382        1,069
         Gain on sale of premises and equipment                                (181)          (5)
         Net amortization of investment securities                              322          517
         Net change in miscellaneous assets and
           liabilities                                                       (1,128)     (17,278)
                                                                          ---------    ---------
               Net cash provided (used) by operating activities               9,248       (7,390)
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held to maturity         3,347        2,891
   Proceeds from maturities of investment securities available-for-sale      36,424       59,762
   Purchases of investment securities available-for-sale                    (61,822)     (82,269)
   Net increase in customer loans                                          (112,292)     (37,125)
   Recoveries of loans previously charged off                                   261          455
   Purchases of premises and equipment                                       (1,970)      (4,648)
   Proceeds from sale of premises and equipment                                 239           21
                                                                          ---------    ---------
               Net cash used by investing activities                       (135,813)     (60,913)
                                                                          ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits                                           61,540       87,765
   Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                     27,613       (7,284)
   Proceeds from issuance of FHLB advances                                   39,975         --
   Repayment of FHLB advances                                                   (25)        --
   Common stock issuance                                                        138          153
   Common stock repurchase                                                   (2,231)        --
   Dividends paid                                                            (2,624)      (2,456)
   Stock options exercised                                                      975           22
                                                                          ---------    ---------
               Net cash provided by financing activities                    125,361       78,200
                                                                          ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      $  (1,204)   $   9,897

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             47,124       40,514
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  45,920    $  50,411
                                                                          =========    =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     In April 2004, The Mortgage Banc, Inc. was incorporated as a wholly-owned subsidiary of South Carolina Bank and Trust, N.A., as a start-up entity and vehicle for future growth in the mortgage lending business.

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

Note 2 - Recent Accounting Pronouncements:

     On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No.03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

     On March 9, 2004, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for
Derivative Instruments and Hedging Activities, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate lock commitments as derivative assets or liabilities as of June 30, 2004, as the effects were not material to the consolidated financial statements.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-01 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of adopting EITF 03-1, but does not believe that it will have a material effect on the consolidated financial statements.

     In March 2004, the FASB issued an exposure draft, Share-Based Payment: an Amendment of FASB No. 123 and 95. This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the accounting for share-based compensation transactions using Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004 and will be effective as of January 1, 2005. Management does not expect the impact of the adoption of the proposed Statement to be materially different from the pro forma impacts disclosed under SFAS 123.

Note 3- Retirement Plan

     The components of net periodic pension cost recognized during the three and six months ended June 30, 2004 are as follows:

(In thousands of dollars)

                                 Three Months Ended      Six Months Ended
                                 ------------------      ----------------
                               6/30/2004   6/30/2003   6/30/2004   6/30/2003
                               ---------   ---------   ---------   ---------
Service Cost                   $   167     $   163     $   333     $   326
Interest Cost                      179         169         358         338
Expected return on assets         (198)       (178)       (396)       (356)
Amortization of prior
    service cost                   (10)          -         (20)          -
Recognized net actuarial gain       47          44          94          88
                               ---------------------   ---------------------
        Total                  $   185     $   198     $   369     $   396
                               =====================   =====================

     The Company contributed $200,000 and $419,000, respectively, to the Plan for the three and six months ended June 30, 2004 and may contribute up to the allowable tax deduction limit of $821,000 for the year ending December 31, 2004.

Note 4 - Earnings Per Share:

     Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. The Company's diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------      ----------------
                                6/30/04     6/30/03     6/30/04     6/30/03
                                -------     -------     -------     -------
Basic                          7,701,850   7,678,963   7,706,123   7,676,287

Diluted                        7,776,823   7,755,277   7,786,987   7,743,526


     Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 5 - Stock-Based Compensation:

     During 1999 and 1996, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, and thereafter become exercisable in 25% increments over the four years following the grant date.

     On April 27, 2004, the Company's shareholders approved the SCBT Financial Corporation Stock Incentive Plan (the "2004 Plan"). The 2004 Plan replaces the 1999 Stock Option Plan, although outstanding options granted under the 1999 Plan that were still outstanding prior to April 27, 2004 will continue to be outstanding and governed by the provisions of the 1999 Plan. The 2004 Plan permits the Company to grant incentive and nonqualified stock options and stock appreciation rights and to award shares of common stock, restricted stock, and phantom stock. At the time of its implementation, there were 600,000 shares of the Company's common stock available under the 2004 plan. Each director, officer and employee of the Company and its subsidiaries may participate in the 2004 Plan, which allows grants and awards through January 15, 2014, except for certain reload options.

     The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with APB 25. Under the intrinsic value method, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated:

                                 Three Months Ended      Six Months Ended
                                 ------------------      ----------------
(In thousands of dollars,      6/30/2004   6/30/2003   6/30/2004   6/30/2003
 except per share data         ---------   ---------   ---------   ---------

Net Income, as reported        $  3,324    $  3,811    $  6,690    $  7,232
Less, total stock-based
  employee compensation expense
  determined under fair value
  based method, net of related
  tax effects                        55          57         111         112
                               ---------------------   ---------------------
Pro forma net income           $  3,269    $3,  754    $  6,579    $  7,120
                               =====================   =====================

Earnings per share:
 Basic - as reported           $   0.43    $   0.50    $   0.87    $   0.94
                               =====================   =====================
 Basic - pro forma             $   0.42    $   0.49    $   0.85    $   0.93
                               =====================   =====================

 Diluted - as reported         $   0.43    $   0.49    $   0.86    $   0.93
                               =====================   =====================
 Diluted - pro forma           $   0.42    $   0.48    $   0.84    $   0.92
                               =====================   =====================


     The effect of applying SFAS 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                6/30/04         6/30/03
                                -------         -------
Dividend yield                   2.41%           2.55%
Expected Life                   10 years        10 years
Expected volatility             25.0%           30.0%
Risk-free interest rate          4.26%           3.93%


Note 6 - Commitments and Contingent Liabilities:

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 2004, commitments to extend credit and standby letters of credit totaled $275,189,000. The Company does not anticipate any material losses as a result of these transactions.

                           SCBT FINANCIAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion relates to the financial statements contained in this report. For further information refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the SCBT Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. SCBT Financial Corporation (the "Company") cautions readers that forward-looking statements are estimates reflecting the best judgement of the Company's senior management or directors based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely effects earnings or capital arising from negative public opinion.

     SCBT Financial Corporation is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932, and 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996. The Mortgage Banc, Inc. was incorporated in April 2004 as a wholly owned subsidiary of South Carolina Bank and Trust, N.A. This start-up entity is focusing initially on providing mortgage lending products, services and consulting to other financial institutions and mortgage companies in the Southeast. Also in April, the Company's subsidiary banks sold their credit card loan portfolios and entered into agreements for future credit card lending and collections with a third party servicing organization. The Company engages in no significant operations other than the ownership of its subsidiaries.

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

     For the second quarter of 2004, the Company had consolidated net income of $3,324,000, a decrease of 12.8 percent compared with $3,811,000 earned in the second quarter of 2003. Diluted earnings per share were $0.43 for the three months ended June 30, 2004, a 12.2 percent decrease from the $0.49 per share earned in the second quarter of 2003. Net income for the first six months of 2004 was $6,690,000, a decrease of 7.5 percent from $7,232,000 earned for the same period in 2003. Diluted earnings per share were $0.86 for the six months ended June 30, 2004, a 7.5 percent decrease from the $0.93 per share earned in the first half of 2003.

NET INTEREST INCOME

     For the second quarter of 2004, non-taxable equivalent net interest income was $13,278,000, an increase of $790,000, or 6.3 percent, over $12,488,000 for the same period in 2003. For the first six months of 2004, non-taxable equivalent net interest income was $25,730,000, an increase of $942,000, or 3.8 percent, compared with $24,788,000 for the same period a year earlier. This increase was largely the result of significantly lower rates paid on interest-bearing liabilities in the first six months of 2004, as compared with the same period in 2003.

     The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. In spite of the Federal Reserve's quarter-point increase in short-term rates, earlier decreases over the previous thirty months have produced a historically low interest rate environment. The result for depository institutions has been a compression of net interest margins. For the first six months of 2004, the Company's non-taxable equivalent yield on interest earning assets was 5.46 percent, as compared with 5.96 percent during the same period in 2003, a decrease of 50 basis points. In similar six-month comparisons, the cost of interest-bearing liabilities used to fund most of these assets decreased 47 basis points from 1.78 percent in 2003 to 1.31 percent in 2004. Total average interest earning assets increased by 5.9 percent from the first six months of 2003 compared to the same period in 2004, while total average interest bearing liabilities increased 4.4 percent.

     Loans comprise the largest category of earning assets. As of June 30, 2004, loans, net of unearned income and excluding mortgage loans held for sale, were $1,050,075,000, compared with $938,760,000 at December 31, 2003. This increase of $111,315,000, or 11.9 percent, was most noticeable in the commercial real estate and residential mortgage loan categories. Mortgage loans held for sale increased by $1,418,000, or 11.5 percent, from $12,346,000 at December 31, 2003 to $13,764,000 at June 30, 2004. For the second quarter of 2004, interest and fees on loans, including mortgage loans held for sale, were $14,854,000, a slight increase compared with $14,781,000 for the comparable period in 2003. For the first six months of the year, interest and fees on loans were $28,899,000, compared with $29,366,000 for the same period in 2003, a small decrease of $464,000, or 1.6 percent. For the six months ended June 30, 2004, loans, net of unearned income and excluding mortgage loans held for sale, averaged $989,218,000 and decreased in yield by 67 basis points to 5.80 percent on a non-tax equivalent basis, compared to $884,285,000 with a non-tax equivalent yield of 6.47 percent for the same period in 2003. On balance, lower loan yields during the first half of 2004 have offset higher average loan balances.

     Investment securities, the second largest category of earning assets, are utilized by the Company as a vehicle for the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain public deposits and other purchased funds. At June 30, 2004, investment securities were $171,358,000, compared to $152,009,000 at December 31, 2003. The composition of the portfolio remained relatively consistent during the first six months of 2003, as did the Company's modest bias toward relatively short-term and shorter average life securities in the continuing low rate environment.

     For the quarter ended June 30, 2004, interest earned on investment securities was $1,499,000, compared with $1,617,000 for the comparable period in 2003, a decrease of $118,000, or 7.3 percent. For the six months ended June 30, 2004, interest income was $2,921,000, compared with $3,314,000 for the same period in 2003. This decrease of $393,000, or 11.9 percent, was the result of both lower interest yields and lower average outstanding balances year to year. For the first six months of 2004, investment securities averaged $152,050,000 with a yield of 3.86 percent on a non-tax equivalent basis, compared to an average of $170,250,000 and yield of 3.96 percent for the same period in 2003. The investment securities portfolio included no "short-term" investments in short-term U.S. government agency securities at June 30, 2004. For the first six months of 2004, holdings of short-term investments averaged $354,000, compared with $29,328,000 during the first half of 2003.

     There were no gains or losses on sales of securities during the first six months of 2004 and 2003. As of June 30, 2004, the Company had a net unrealized gain of $887,000 in the held-to-maturity securities portfolio segment and a net unrealized loss of $1,814,000 in the available-for-sale segment.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Corporation to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on changes in interest rates and alternative investment options

     The Company has from time to time invested on a short-term basis in U.S. government agency-backed money market funds. There were no such investments outstanding at either December 31, 2003 or June 30, 2004. For the first six months of 2004, interest income of $11,000 was earned on average money market fund balances of $2,412,000. For the same period in 2003, interest income of $58,000 was earned on average balances of $9,843,000.

     During the first six months of 2004, the average balance of interest-bearing liabilities was $949,925,000, a $39,740,000, or 4.4 percent, increase over the average of $910,185,000 for the first half of 2003. Interest expenses this year have declined by 22.9 percent to $6,211,000 with an average rate of 1.31 percent for the first six months of 2004, compared with expense of $8,059,000 and an average rate of 1.78 percent for the same period in 2003, reflecting a 29.3 percent decline in the costs of interest-bearing deposits.

     Noninterest-bearing deposits were $209,398,000 at June 30, 2004, an increase of $40,206,000, or 23.8 percent, from $169,192,000 at December 31, 2003. During the same six-month periods, interest-bearing deposits grew by $21,333,000, or 2.7 percent, from $777,086,000 to $798,419,000. During the first six months of 2004, the Company paid interest of $4,603,000 on average interest-bearing deposits of $796,615,000, compared with $6,512,000 paid on an average balance of $773,807,000 in the comparable 2003 period, reflecting a 29.3 percent decline in the cost of interest-bearing deposits.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 2004 was $1,594,000, compared with $230,000 for the same period in 2003. For the six months ended June 30, 2004, the provision was $2,382,000, compared to $1,069,000 for the same period in 2003. Management considers the higher provision to be a normal-course, prudent response to strong loan demand over the first six months and a reflection of continued focus on asset quality. The allowance for loan losses was $13,366,000, or 1.27 percent of outstanding loans at June 30, 2004 and $11,700,000, or 1.25 percent of outstanding loans at December 31, 2003. The allowance at June 30, 2004 provided 2.9 times coverage of nonperforming loans, which totaled $4,678,000, or 0.45 percent, of period end loans. The allowance for loan losses also provides 7.2 times coverage of second quarter annualized net charge-offs. In 2004, net charge-offs for the second quarter and year-to-date were $462,000 and $716,000, respectively. This represents an annualized 0.18 percent of average loans, net of unearned income, for the quarter and 0.14 percent for the first six months. In the prior year, net charge offs were $367,000, or 0.16 percent, of average loans for the second quarter and $1,038,000, or 0.24 percent, of average loans for the first six months.

     While the national economy appears to be strengthening in certain industries and geographic regions, improvements in South Carolina's business climate have been more gradual with some moderate gains to date. In this environment, management anticipates that charge offs in the near term may continue at percentage of loan levels reasonably similar to the experience of recent periods. Management evaluates the adequacy of the allowance for loan losses by utilizing an internal risk rating system, independent credit reviews and regulatory agency examinations, all of which assess the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

     Other real estate owned includes real estate acquired as a result of foreclosure. The balance in other real estate owned was $1,455,000 at June 30, 2004, compared with $1,465,000 at December 31, 2003 and $670,000 at June 30,
2003.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the second quarter of 2004 was $6,310,000, compared with $5,701,000 for the same period in 2003, an increase of $609,000, or 10.7 percent. For the first six months of 2004, noninterest income was $12,026,000, compared with $11,082,000 for the same period in 2003, an increase of $944,000, or 8.5 percent. In the six-month comparisons, these increases have been mainly attributable to a $782,000 gain on the first quarter sale of the Cameron branch of South Carolina Bank and Trust, N.A. and a $953,000 gain on the sale of the two banks' credit card loan portfolios in the second quarter. Service charges on deposit accounts increased by $75,000, or 1.3 percent. These increases combined to offset an $866,000, or 16.0 percent, decrease in other service charges and fees that was mainly attributable to a decrease in secondary market mortgage origination fees resulting from a decline in refinancing activity in 2004.

     Noninterest expense for the second quarter of 2004 was $13,102,000, an increase of $906,000, or 7.4 percent, from $12,196,000 for the same period in 2003. For the six months ended June 30, 2004, noninterest expense increased $1,763,000, or 7.4 percent, to $25,588,000 from $23,825,000 in the first half of
2003. Salaries and employee benefits decreased $216,000, or 3.0 percent, to $6,928,000 from the second quarter of 2003 to the same period in 2004. Comparing the six-month periods, salaries and employee benefits deceased $95,000, or 0.7 percent, to $13,759,000 in 2004. Net occupancy expense for the six months ended June 30, 2004 was $1,665,000, up $318,000, or 23.6 percent over 2003, while furniture and equipment expense was $2,197,000, an increase of $83,000, or 3.9 percent in the same period comparisons. Other expense was $7,967,000 for the first six months of 2004, an increase of $1,457,000, or 22.4 percent, from the same period in 2003.

     Also contributing to expense increases during the first half of 2004 were higher occupancy costs associated with bank branch and corporate headquarters expansion initiatives, expenses of outside services and higher real estate property taxes. The Company recognized expenses in connection with the formation of The Mortgage Banc and various office moves and personnel relocations. In addition, other one-time expenses were incurred relating to several previously announced first quarter projects, including the Denmark, SC branch bank acquisition, corporate name change, listing on The NASDAQ Stock Market, and consulting services for contract analyses for cost reduction opportunities.


NET INCOME

     Net income was $3,324,000 for the second quarter of 2004, a decrease of $487,000, or 12.8 percent, compared with $3,811,000 in the second quarter of 2003. For the six months ended June 30, 2004, net income decreased $542,000, or
7.5 percent, to $6,690,000, from $7,232,000 in the first half of 2003. Comparing the first two quarters of 2004 and 2003, the $1,763,000, or 7.4 percent, increase in noninterest expense was a main reason for the lower earnings. The provision for loan losses, $1,313,000 higher than 2003, also contributed to the earnings results. These higher expense items were offset in part by a $942,000 increase in net interest income and a $944,000 increase in noninterest income.


CAPITAL RESOURCES AND LIQUIDITY

     The ongoing capital requirements of the Company have been met through retained earnings, less the payment of cash dividends. As of June 30, 2004, shareholders' equity was $113,820,000, an increase of $1,471,000, or 1.3 percent, over $112,349,000 at December 31, 2003.

     The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Company's Tier 1 risk-weighted asset capital ratio at June 30, 2004 was 10.83 percent, compared to 11.81 percent at December 31, 2003. The total risk-weighted asset capital ratio was 12.08 at the end of the second quarter of 2004, compared with 13.06 at the year-end 2003.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of June 30, 2004, the Company's leverage ratio was 8.56 percent, compared to 9.13 percent at December 31, 2003. The Company's capital ratios currently well exceed the minimum standards.

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

     The Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks. Management believes that its liquidity position is adequate.



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


Item 2.  Change in Securities:

(a)      through  (d):  Not applicable.

(e)      Issuer Purchases of Equity Securities:

     In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the second quarter:


                                                                                    (d) Maximum
                                                                    (c) Total       Number (or
                                                                    Number of       Approximate
                                                                    Shares          Dollar Value)
                                                                    (or Units)      of Shares (or
                                                                    Purchased as    Units) that
                                (a) Total                           Part of         May Yet Be
                                Number of          (b) Average      Publicly        Purchased
                                Shares (or         Price Paid Per   Announced       Under the
                                Units)             Share (or        Plans or        Plans or
    Period                      Purchased          Unit)            Programs        Programs
---------------------------------------------------------------------------------------------
April 1 - April 30                 1,662               $31.00         1,662           245,263
May 1 - May 31                    39,723                29.17        39,723           205,540
June 1 - June 30                  16,200                28.07        16,200           189,340
                                  ------                             ------
    Total                         57,585                             57,585
                                  ======                             ======



Item 3.  Defaults Upon Senior Securities:                              .

             Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

     The 2004 Annual Meeting of Shareholders of the Company was held on April 27, 2004. At the meeting, shareholders of the Company elected all the individuals nominated by the Company to serve on the Board of Directors in the class of directors whose term expires at the 2007 Annual Meeting of Shareholders. In addition, the shareholders of the Company approved the SCBT Financial Corporation Stock Incentive Plan and ratified the appointment of J.W. Hunt and Company, LLP as independent accountants for the year ending December 31, 2004. Votes cast by the shareholders of the Company at the meeting were as follows:


  Nominees for Director        Shares Voted in Favor       Shares Withheld      Broker Non-Votes
  ---------------------------  ---------------------       ---------------      ----------------
       Robert R. Horger              6,062,997               75,037                   -
       Harry M. Mims, Jr.            6,012,587              125,447                   -
       James W. Roquemore            6,085,996               51,968                   -
       John W. Williamson, III       6,086,161               51,873                   -
       Cathy Cox Yeadon              6,084,137               52,038                   -





                  Proposal to Approve the SCBT Financial Corporation Stock Incentive Plan
--------------------------------------------------------------------------------------------------
Shares Voted in Favor        Shares Voted Against         Shares Abstaining       Broker Non-Votes
---------------------        --------------------         ------------------      ----------------
  3,814,840                       687,832                     349,351               1,286,128




                           Ratification of J.W. Hunt and Company, LLP
--------------------------------------------------------------------------------------------------
Shares Voted in Favor       Shares Voted Against         Shares Abstaining       Broker Non-Votes
---------------------       --------------------         -----------------       ----------------
  6,079,406                         18,164                     40,581                 --




     In addition, the following individuals continue to serve as directors of the Company until the Company's Annual Shareholders' Meeting in the year indicated:

                                                Term Expiring In
                                                ----------------
           Luther J. Battiste, III                    2005
           Robert R. Hill, Jr.                        2005
           Ralph W. Norman                            2005
           Anne H. Oswald                             2005
           A. Dewall Waters                           2005
           Colden R. Battey, Jr.                      2006
           Charles W. Clark                           2006
           M. Oswald Fogle                            2006
           Dwight Frierson                            2006
           C. John Hipp, III                          2006
           Thomas E. Suggs                            2006

Item 5.  Other Information:

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

(a)  The following is a list of exhibits to this report:

Exhibit No.   Description of Exhibit
-----------   -----------------------
3.1           Articles of  Incorporation  of the Registrant,  as amended
              (incorporated by reference to
              Exhibit 3.1 to the Quarterly Report on Form 10-Q for
              the quarter ended March 31, 2004).
3.2           Bylaws of the  Registrant,  as amended  (incorporated
              by reference to Exhibit 3.2 to the
              Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2004).
 31           Rule 13a-14(a)/15d-14(a) Certifications
 32           Section 1350 Certifications

(a)  Reports on Form 8-K

Current Report on Form 8-K, Items 7 and 9, dated April 21, 2004 and furnished to the Securities and Exchange Commission on April 21, 2004. Current Report on Form 8-K, Item 9, dated May 18, 2004, and furnished to the Securities and Exchange Commission on May 18, 2004.






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCBT FINANCIAL CORPORATION


Date:  August 6, 2004                       /s/ C. John Hipp, III
                                            ------------------------------
                                            President and
                                            Chief Executive Officer


Date:  August 6, 2004                       /s/ Richard C. Mathis
                                            ------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer






                                  Exhibit Index


Exhibit No.                 Description of Exhibit
-----------                 ----------------------
31                          Rule 13a-14(a)/15d-14(a) Certifications.
32                          Section 1350 Certifications.