Form 10-Q
period 2004-09-30
SCBT FINANCIAL CORP
filed 2004-11-08
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

                Class                       Outstanding as of September 30, 2004
     Common Stock, $2.50 par value                       7,640,725

                           SCBT FINANCIAL CORPORATION

                                      INDEX


Part I:  Financial Information

         Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 2004 and December 31, 2003

          Condensed Consolidated Statements of Changes in Shareholders' Equity - Nine Months Ended
          September 30, 2004 and 2003

          Condensed Consolidated Statements of Income -
          Three and Nine Months Ended
          September 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended
          September 30, 2004 and 2003

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

         Item 6 - Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   (In thousands of dollars, except par value)


                                                                 9/30/2004        12/31/2003
                                                                (Unaudited)        (Note 1)
                                                                ------------     ------------
                                     ASSETS
                                     ------

Cash and cash equivalents:
 Cash and due from banks                                        $    38,629      $    38,541
 Interest-bearing deposits with banks                                 9,280            4,083
 Federal funds sold and securities
  purchased under agreements to resell                                7,000            4,500
                                                                -----------------------------
     Total cash and cash equivalents                                 54,909           47,124
                                                                -----------------------------
Investment securities:
 Held-to-maturity (fair value of $26,500 in 2004
  and $30,952 in 2003)                                               25,435           29,487
 Available-for-sale                                                 146,358          122,522
                                                                -----------------------------
     Total investment securities                                    171,793          152,009
                                                                -----------------------------
Loans held for sale                                                  16,910           12,346
                                                                -----------------------------
Loans                                                             1,097,011          939,538
 Less, unearned income                                                 (279)            (778)
 Less, allowance for loan losses                                    (13,837)         (11,700)
                                                                -----------------------------
     Loans, net                                                   1,082,895          927,060
                                                                -----------------------------
Premises and equipment, net                                          33,491           32,647
                                                                -----------------------------
Other assets                                                         29,831           26,506
                                                                -----------------------------

     Total assets                                               $ 1,389,829      $ 1,197,692
                                                                =============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Deposits:
 Noninterest-bearing                                            $   223,273      $   169,192
 Interest-bearing                                                   921,380          777,086
                                                                -----------------------------
     Total deposits                                               1,144,653          946,278
Federal funds purchased and securities
 sold under agreements to repurchase                                 71,214           80,967
FHLB advances                                                        51,975           52,050
Other liabilities                                                     5,241            6,048
                                                                -----------------------------
     Total liabilities                                            1,273,083        1,085,343
                                                                -----------------------------

Shareholders' equity:
 Common stock - $2.50 par value; authorized 40,000,000 shares;
  issued and outstanding 7,640,725 and 7,690,186 shares              19,102           19,225
 Surplus                                                             60,732           62,722
 Retained earnings                                                   36,452           29,787
 Accumulated other comprehensive income                                 460              615
                                                                -----------------------------
     Total shareholders' equity                                     116,746          112,349
                                                                -----------------------------

     Total liabilities and shareholders' equity                 $ 1,389,829      $ 1,197,692
                                                                =============================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  ---------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                            ACCUMULATED
                                                  COMMON STOCK                                 OTHER
                                              ---------------------             RETAINED   COMPREHENSIVE
                                                SHARES     AMOUNT    SURPLUS    EARNINGS   INCOME (LOSS)     TOTAL
                                              --------------------- ---------- ---------- --------------- -----------

BALANCE, DECEMBER 31, 2002                     7,673,339  $ 19,183   $ 62,423   $ 20,071   $       1,819  $  103,496
                                                                                                          -----------

Comprehensive income:
 Net income                                            -         -          -     11,118               -      11,118
 Change in net unrealized gain on securities
  available-for-sale, net of tax effects               -         -          -          -          (1,251)     (1,251)
                                                                                                          -----------
        Total comprehensive income                                                                             9,867
                                                                                                          -----------
Cash dividends declared at $.49 per share              -         -          -     (3,763)              -      (3,763)
                                                                                                          -----------
Exercise stock options                             5,173        13         78          -               -          91
                                                                                                          -----------
Employee stock purchases                           7,695        19        142          -               -         161
                                                                                                          -----------
Restricted stock awards                            2,000         5         44          -               -          49
                                                                                                          -----------
Repurchase of common stock                        (2,100)       (5)       (48)                                   (53)
                                              -----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003                    7,686,107  $ 19,215   $ 62,639   $ 27,426   $         568  $  109,848
                                              =======================================================================


BALANCE, DECEMBER 31, 2003                     7,690,186    19,225     62,722     29,787             615     112,349
                                                                                                          -----------

Comprehensive income:
 Net income                                            -         -                10,592               -      10,592
 Change in net unrealized gain on securities
  available-for-sale, net of tax effects               -         -                     -            (155)       (155)
                                                                                                          -----------
        Total comprehensive income                                                                            10,437
                                                                                                          -----------
Cash dividends declared at $.51 per share              -         -                (3,927)              -      (3,927)
                                                                                                          -----------
Exercise stock options                            52,952       132        804          -               -         936
                                                                                                          -----------
Employee stock purchases                           8,075        21        181          -               -         202
                                                                                                          -----------
Restricted stock awards                            3,000         8         79                                     87
                                                                                                          -----------
Repurchase of stock                             (113,488)     (284)    (3,054)         -               -      (3,338)
                                              -----------------------------------------------------------------------

BALANCE, JUNE 30, 2004                         7,640,725  $ 19,102   $ 60,732   $ 36,452   $         460  $  116,746
                                              =======================================================================

     THE ACCOMPANYING NOTE ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     ----------------------------------------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                            Three Months Ended       Nine Months Ended
                                                          ----------------------   ---------------------

                                                          9/30/2004   9/30/2003    9/30/2004   9/30/2003
                                                          ----------  ----------   ---------   ---------
Interest income:
  Loans, including fees                                   $  15,659   $  14,867    $ 44,558    $ 44,342
  Investment securities:
    Taxable                                                   1,343       1,189       3,507       3,784
    Tax-exempt                                                  360         335       1,117       1,054
  Federal funds sold and securities
   purchased under agreements to resell                          54          15         147          88
  Money market funds                                              -           -          11          58
  Deposits with banks                                            26           5          43          41
                                                          ----------------------   ---------------------
      Total interest income                                  17,442      16,411      49,383      49,367
                                                          ----------------------   ---------------------
Interest expense:
  Deposits                                                    2,986       2,703       7,589       9,215
  Federal funds purchased and securities
   sold under agreements to repurchase                          176         155         430         466
  FHLB advances                                                 700         653       2,054       1,889
                                                          ----------------------   ---------------------
      Total interest expense                                  3,862       3,511      10,073      11,570
                                                          ----------------------   ---------------------
Net interest income:
  Net interest income                                        13,580      12,900      39,310      37,797
  Provision for loan losses                                     787         831       3,169       1,900
                                                          ----------------------   ---------------------
      Net interest income after provision for loan losses    12,793      12,069      36,141      35,897
                                                          ----------------------   ---------------------
Noninterest income:
  Service charges on deposit accounts                         3,026       2,974       8,780      8,653
  Other service charges and fees                              2,182       3,458       6,719      8,752
  Gain on sale of bank branch                                     -           -         782          -
  Gain on sale of credit card loans                               -           -         953          -
                                                          ----------------------   ---------------------
      Total noninterest income                                5,208       6,432      17,234     17,405
                                                          ----------------------   ---------------------
Noninterest expense:
  Salaries and employee benefits                              6,885       7,428      20,644     21,282
  Net occupancy expense                                         792         764       2,457      2,111
  Furniture and equipment expense                             1,097       1,188       3,294      3,302
  Other expense                                               3,504       3,448      11,471      9,958
                                                          ----------------------   ---------------------
      Total noninterest expense                              12,278      12,828      37,866     36,653
                                                          ----------------------   ---------------------
Earnings:
  Income before provision for income taxes                    5,723       5,673      15,509     16,649
  Provision for income taxes                                  1,821       1,787       4,917      5,531
                                                          ----------------------   ---------------------

      Net income                                          $   3,902   $   3,886    $ 10,592    $ 11,118
                                                          ======================   =====================

      Comprehensive income                                $   5,224   $   3,010    $ 10,437    $  9,867
                                                          ======================   =====================

Earnings per share:
  Basic                                                   $    0.51   $    0.51    $   1.38    $   1.45
                                                          ======================   =====================

  Diluted                                                 $    0.50   $    0.50    $   1.36    $   1.44
                                                          ======================   =====================

  Cash dividends per common share                         $    0.17   $    0.17    $   0.51    $   0.49
                                                          ======================   =====================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                            (In thousands of dollars)

                                                                         Nine Months Ended
                                                                       ----------------------
                                                                       9/30/2004    9/30/2003
                                                                       ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $ 10,592    $ 11,118
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          1,873       1,888
    Provision for loan losses                                              3,169       1,900
    Gain on sale of premises and equipment                                  (188)         (5)
    Net amortization of investment securities                                439         931
    Net change in miscellaneous assets and
     liabilities                                                          (8,834)       (953)
                                                                       ----------------------
      Net cash provided by operating activities                            7,051      14,879
                                                                       ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities held to maturity        4,007       3,671
 Proceeds from maturities of investment securities available-for-sale     42,252      91,661
 Purchases of investment securities available-for-sale                   (66,729)    (95,047)
 Purchases of investment securities held-to maturity                           -        (475)
 Net increase in customer loans                                         (159,360)    (51,989)
 Recoveries of loans previously charged off                                  356         539
 Purchases of premises and equipment                                      (2,577)     (5,293)
 Proceeds from sale of premises and equipment                                277          21
                                                                       ----------------------
      Net cash used by investing activities                            (181,774)     (56,912)
                                                                       ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits                                         198,376      35,349
 Net increase (decrease) in federal funds purchased
  and securities sold under agreements to repurchase                      (9,753)      7,299
 Proceeds from FHLB advances                                              39,975      14,000
 Repayment of FHLB advances                                              (40,050)    (14,000)
 Common stock issuance                                                       289         210
 Common stock repurchase                                                  (3,338)        (53)
 Dividends paid                                                           (3,927)     (3,763)
 Stock options exercised                                                     936          91
                                                                       ----------------------
      Net cash provided by financing activities                          182,508      39,133
                                                                       ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   $   7,785    $ (2,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          47,124      40,514
                                                                       ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  54,909    $ 37,614
                                                                       ======================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
     -----------------------------------------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2 - Recent Accounting Pronouncements:

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

On March 9, 2004, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's practice is to lock in the investor sale-side rate simultaneously and at the same terms as the rate lock to the borrower. The Company has not recorded rate lock commitments as derivative assets or liabilities as of September 30, 2004, as the effects were not material to the consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on recognizing other-than-temporary impairments on certain investments. As originally issued, EITF 03-1 would be effective for other-than-temporary impairment evaluations for investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as well as non-marketable equity securities accounted for under the cost method. On September 30, 2004, the FASB voted to delay implementation of EITF 03-1 in order to reconsider its guidance. It is anticipated that the statement will be reissued during the fourth quarter with an effective date of December 31, 2004.


In March 2004, the FASB issued an exposure draft, Share-Based Payment: an Amendment of FASB No. 123 and 95. This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the accounting for share-based compensation transactions using Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The FASB is expected to issue a final statement during the fourth quarter of 2004 that would be effective for reporting periods beginning after June 15, 2005. Management does not expect the impact of the adoption of the proposed Statement to be materially different from the pro forma impacts disclosed under SFAS 123.

Note 3- Retirement Plan

The components of net periodic pension cost recognized during the three and nine months ended September 30, 2004 are as follows:

(In thousands of dollars)

                                   Three Months Ended        Nine Months Ended
                                  --------------------     ---------------------
                                  9/30/2004  9/30/2003     09/30/04     09/30/03
                                  ---------- ---------     --------     --------

Service cost                         $ 166      $ 163       $ 498        $ 490
Interest cost                          179        169         537          508
Expected return on assets             (198)      (178)       (594)        (536)
Amortization of prior service cost     (10)         -         (30)           -
Recognized net actuarial gain           47         44         141          132
                                  ----------------------------------------------
    Total                            $ 184      $ 198       $ 552        $ 594
                                  ==============================================

The Company contributed $188,000 and $607,000, respectively, to the Plan for the three and nine months ended September 30, 2004, and expects to contribute $1,591,000 for the year ending December 31, 2004.

Note 4 - Earnings Per Share:

Basic   earnings  per  share  is  calculated  by  dividing  net  income  by  the weighted-average shares of common stock outstanding during each period. The Company's diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows:


                                   Three Months Ended        Nine Months Ended
                                  --------------------      --------------------
                                  9/30/2004  9/30/2003      9/30/2004  9/30/2003
                                  ---------  ---------      ---------  ---------

Basic                             7,657,920  7,682,611      7,689,938  7,678,418

Diluted                           7,728,735  7,764,910      7,766,709  7,750,205

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

                                                             Three Months Ended       Nine Months Ended
                                                           ----------------------  ----------------------
(In thousands of dollars, except per share data)           9/30/2004    9/30/2003  9/30/2004    9/30/2003
                                                           ---------    ---------  ---------    ---------
 Net income, as reported                                     $ 3,902     $ 3,886    $10,592       $11,118
 Less, total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects                  68          56        179           168
                                                             -------------------    ---------------------
 Pro forma net income                                        $ 3,834     $ 3,830    $10,413       $10,950
                                                             ===================    =====================
 Earnings per share:
   Basic - as reported                                        $ 0.51      $ 0.51    $  1.38       $ 1.45
                                                             ===================    =====================
   Basic - pro forma                                          $ 0.50      $ 0.50     $ 1.35       $ 1.43
                                                             ===================    =====================
   Diluted - as reported                                      $ 0.50      $ 0.50     $ 1.36       $ 1.44
                                                             ===================    =====================
   Diluted - pro forma                                        $ 0.50      $ 0.49     $ 1.34       $ 1.41
                                                             ===================    =====================


The effect of applying SFAS 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                 Nine Months Ended
                                         ------------------------------
                                         9/30/2004            9/30/2003
                                         ---------            ---------
Dividend yield                             2.41%                 2.55%
Expected life                            10 years              10 years
Expected volatility                       25.0%                  30.0%
Risk-free interest rate                   4.26%                  3.93%

Note 6 - Commitments and Contingent Liabilities:

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 2004, commitments to extend credit and standby letters of credit totaled $277,104,000. The Company does not anticipate any material losses as a result of these transactions.

Note 7 - Subsequent Events:

On October 21, 2004, the Company's Board of Directors declared a five percent (5%) stock dividend payable on January 1, 2005, to shareholders of record on December 20, 2004. Had the stock dividend been paid as of September 30, 2004, earnings per share would have been adjusted to the following amounts:

                      Three Months Ended                Nine Months Ended
                  ---------------------------      --------------------------
                  9/30/2004         9/30/2003       9/30/2004       9/30/2003
                  ---------         ---------      ----------       ---------
 Basic            $ 0.49              $ 0.48          $ 1.31         $ 1.38
                  ===========================      ==========================
 Diluted          $ 0.48              $ 0.48          $ 1.30         $ 1.37
                  ===========================      ==========================

On October 28, 2004 C. John Hipp, III, announced his decision to resign the positions of President, Chief Executive Officer, and director of the Company to take some personal time to determine what other opportunities might be of interest. Simultaneously, Robert R. Hill, Jr. was appointed Interim Chief Executive Officer. He is expected to be elected President and Chief Executive Officer at the next meeting of the Board of Directors.

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

     SCBT Financial Corporation is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, National Association, a national bank which opened for business in 1932, and 100 percent of South Carolina Bank and Trust of the Piedmont, National Association, a national bank which opened for business in 1996. The Mortgage Banc, Inc. was incorporated in April 2004 as a wholly owned subsidiary of South Carolina Bank and Trust, N.A. This start-up entity primarily provides mortgage lending products, services and consulting to other financial institutions in the Southeast.

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

     During the third quarter of 2004, the Company opened two loan production offices, one in Summerville, South Carolina, just north of Charleston, the other in Fort Mill, South Carolina, south of Charlotte. The Summerville location was subsequently approved to operate as a full service banking facility.

     In October, C. John Hipp, III announced his decision to resign his positions of President, Chief Executive Officer and director of the Company in order to take some personal time to determine what other opportunities might be of interest to him. Simultaneously, Robert R. Hill, Jr. was appointed Interim Chief Executive Officer. He is expected to be formally elected President and Chief Executive Officer at the next full meeting of the Board of Directors. Mr. Hill has served the Company as a director and for the past five years as President and Chief Operating Officer of the lead bank, South Carolina Bank and Trust, N.A.

     For the three months ended September 30, 2004, the Company had consolidated net income of $3,902,000, an increase of 0.4 percent compared with $3,886,000 earned in the third quarter of 2003. Diluted earnings per share were $0.50 for the third quarter in both years. Net income for the first nine months of 2004 was $10,592,000, a decrease of 5.0 percent from $11,118,000 earned for the same period in 2003. Diluted earnings per share were $1.36 for the nine months ended September 30, 2004, a 5.6 percent decrease from the $1.44 per share earned in the same period of 2003.

NET INTEREST INCOME

     For the third quarter of 2004, non-taxable equivalent net interest income was $13,580,000, an increase of $680,000, or 5.3 percent, over $12,900,000 for the third quarter in 2003. For the first nine months of 2004, non-taxable equivalent net interest income was $39,310,000, an increase of $1,513,000, or
4.0 percent, compared with $37,797,000 for the same period a year earlier. This increase in nine-month comparisons was largely the result of an increase in total average interest earning assets, which offset the combined effects of higher total average interest bearing liabilities and a 14 basis point decrease in the non-taxable equivalent net interest margin.

     The yield on the majority of the Company's interest earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. While the Federal Reserve has made modest upward adjustments in short-term target interest rates in recent months, intermediate and longer-term rates have not as yet moved accordingly. Thus, depository institutions continue to experience the challenge of net interest margin compression. Following two and one-half years of rate declines, interest rates remain very low by historical measures. For the first nine months of 2004, the Company's non-taxable equivalent yield on interest earning assets was 5.45 percent, as compared with 5.86 percent during the same period in 2003, a decrease of 41 basis points. In similar nine-month comparisons, the cost of interest-bearing liabilities used to fund most of these assets decreased 30 basis points from 1.68 percent in 2003 to 1.38 percent in 2004. Total average interest earning assets increased by 7.4 percent comparing the first nine months of 2004 to the same period in 2003, while total average interest bearing liabilities increased 6.6 percent.

     Loans are the largest component of earning assets. As of September 30, 2004, loans, net of unearned income and excluding mortgage loans held for sale, were $1,096,732,000, compared with $938,760,000 at December 31, 2003. This increase of $157,972,000, or 16.8 percent, occurred mainly in the commercial real estate and residential mortgage loan segments. Mortgage loans held for sale increased by $4,564,000, or 37.0 percent, from $12,346,000 at December 31, 2003 to $16,910,000 at September 30, 2004.

     For the third quarter of 2004, interest and fees on loans, including mortgage loans held for sale, were $15,659,000, an increase of $792,000, or 5.3 percent, compared with $14,867,000 for the comparable period in 2003. For the first nine months of the year, interest and fees on loans were $44,558,000, compared with $44,342,000 for the same period in 2003, a small increase of $216,000, or 0.5 percent. For the nine months ended September 30, 2004, loans, net of unearned income and excluding mortgage loans held for sale, averaged $1,017,417,000 and decreased in yield by 57 basis points to 5.78 percent on a non-tax equivalent basis, compared to $891,554,000 with a non-tax equivalent yield of 6.35 percent for the same period in 2003. On balance, lower loan yields during the first half of 2004 have offset higher average loan balances.

     Investment securities, the second largest category of earning assets, are used to provide liquidity, to fund loan demand or deposit liquidation, to pledge as collateral for certain public deposits and other purchased funds, and to generate interest income through the employment of excess funds. At September 30, 2004, investment securities were $171,793,000, compared to $152,009,000 at December 31, 2003. The composition of the portfolio has remained relatively consistent through the first nine months of 2003, reflecting the Company's continued modest bias toward relatively short-term and shorter average life securities in the continuing low rate environment.

     For the quarter ended September 30, 2004, interest earned on investment securities was $1,703,000, compared with $1,524,000 for the comparable period in 2003, an increase of $179,000, or 11.8 percent. For the nine months ended September 30, 2004, interest income was $4,624,000, compared with $4,838,000 for the same period in 2003. This decrease of 4.4 percent was mainly the result lower average outstanding balances year-to-year, partially offset by a modest increase in yield. For the first nine months of 2004, investment securities averaged $158,136,000 with a yield of 3.90 percent on a non-tax equivalent basis, compared to an average of $170,220,000 and yield of 3.79 percent for the same period in 2003. The investment securities portfolio included no "short-term" investments in short-term U.S. government agency securities at September 30, 2004. For the first nine months of 2004, holdings of these short-term investments averaged $235,000, compared with $27,382,000 through the first three quarters of 2003.

     There were no gains or losses on sales of securities during the first nine months of 2004 and 2003. As of September 30, 2004, the Company had net unrealized gains of $1,065,000 in the held-to-maturity securities portfolio segment and $369,000 in the available-for-sale segment.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the general practice of the Company to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments noted above may be converted at an earlier point, depending on asset management strategies, changes in interest rates and alternative investment options

     The Company has from time to time invested on a short-term basis in U.S. government agency-backed money market funds. There were no such investments outstanding at either December 31, 2003 or September 30, 2004. For the first nine months of 2004, interest income of $11,000 was earned on average money market fund balances of $1,602,000. For the same period in 2003, interest income of $58,000 was earned on average balances of $6,526,000.

     During the first nine months of 2004, the average balance of interest-bearing liabilities was $978,149,000, a $60,613,000, or 6.6 percent, increase over the average of $917,536,000 for the same period in 2003. For the first nine months of 2004, total interest expense declined by 12.9 percent to $10,073,000 with an average rate of 1.38, compared with expense of $11,570,000 and an average rate of 1.68 percent for the same period in 2003.

     Noninterest-bearing deposits were $223,273,000 at September 30, 2004, an increase of $54,081,000, or 32.0 percent, from $169,192,000 at December 31, 2003. Comparing third quarter ending balances, interest-bearing deposits grew by $172,628,000, or 23.1 percent, from $748,752,000 in 2003 to $921,380,000. During the first nine months of 2004, the Company paid interest of $7,589,000 on average interest-bearing deposits of $823,571,000, compared with $9,215,000 paid on an average balance of $775,317,000 in the comparable 2003 period. This 17.7 percent decrease in the cost of interest-bearing deposits resulted from a decline in rates, which offset higher average balances.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2004 was $787,000, compared with $831,000 for the same period in 2003. For the nine months ended September 30, 2004, the provision was $3,169,000, compared to $1,900,000 for the same period in 2003. With a continued focus on asset quality, management considers the overall higher provision in 2004 to be an appropriate response to strong loan demand over the first nine months. The allowance for loan losses was $13,837,000, or 1.26 percent of outstanding loans at September 30, 2004 and $11,700,000, or 1.25 percent of outstanding loans at December 31, 2003. The allowance at September 30, 2004 provided 3.4 times coverage of nonperforming loans, which totaled $4,054,000, or 0.37 percent, of period end loans. The allowance for loan losses also provides 10.9 times coverage of third quarter annualized net charge-offs. In 2004, net charge-offs for the third quarter and year-to-date were $316,000 and $1,032,000, respectively. This represents an annualized 0.12 percent of average loans, net of unearned income, for the quarter and 0.10 percent for the first nine months. In the prior year, net charge offs were $424,000, or 0.21 percent, of average loans for the third quarter and $1,227,000, or 0.21 percent, of average loans for the first nine months.

     While the Federal Reserve has begun to cautiously increase short-term interest rates in light of signs of economic improvement, the overall pace of expansion has been gradual, especially in South Carolina. In this climate, management anticipates that loan charge offs in the near term may continue at percentage of loan levels reasonably similar to the experience thus far in 2004. Management assesses the adequacy of the allowance for loan losses by utilizing an internal risk rating system, independent credit reviews and regulatory agency examinations, all of which evaluate the quality of the loan portfolio and identify problem loans. The allowance is currently considered to be adequate.

     Other real estate owned includes real estate acquired as a result of foreclosure. The balance in other real estate owned was $1,459,000 at September 30, 2004, compared with $1,465,000 at December 31, 2003 and $1,540,000 at
September 30, 2003.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the third quarter of 2004 was $5,208,000, compared with $6,432,000 for the same period in 2003, a decrease of $1,224,000, or 19.0 percent. For the first nine months of 2004, noninterest income was $17,234,000, compared with $17,405,000 for the same period in 2003, a decrease of $171,000, or 1.0 percent. In the nine-month comparisons, the 2004 results have been bolstered by a $782,000 gain on the sale of the Cameron branch of South Carolina Bank and Trust, N.A. in the first quarter and a $953,000 gain on the sale of the two banks' credit card loan portfolios in the second quarter. Service charges on deposit accounts increased by $127,000, or 1.5 percent, in the current nine-month period. Offsetting these increases has been a $2,678,000, or 48.6 percent, decrease in secondary market mortgage origination fees, the result of a decline in refinance activity as compared with the record pace of 2003.

     Noninterest expense for the third quarter of 2004 was $12,278,000, a decrease of $550,000, or 4.3 percent, from $12,828,000 for the same period in 2003. For the nine months ended September 30, 2004, noninterest expense increased $1,213,000, or 3.3 percent, to $37,865,000 from $36,653,000 in the prior year.  In the third quarter of 2004,  salaries and employee  benefits were
$6,885,000, a decrease of $543,000, or 7.3 percent, compared with the same period in 2003. Comparing the nine-month periods, salaries and employee benefits deceased $638,000, or 3.0 percent, to $20,644,000 in 2004. These reduced expenses have been the result of decreased commissions paid on lower mortgage originations, as well as the Company's efforts to control overall personnel-related costs and maintain an efficient workforce level. Net occupancy expense for the nine months ended September 30, 2004 was $2,457,000, up $346,000, or 16.4 percent over 2003, while furniture and equipment expense was $3,294,000, almost equal with the 2003 expense. Other expense was $11,471,000 for the first nine months of 2004, an increase of $1,513,000, or 15.2 percent, from the same period in 2003. This increase resulted from higher expenses of outside services and higher real estate property taxes, certain costs incurred in the formation of The Mortgage Banc and various office moves and personnel relocations. In addition, other one-time expenses were incurred relating to several previously announced first quarter projects, including the Denmark, SC branch bank acquisition, corporate name change, listing on The NASDAQ Stock Market, and consulting services for contract analyses for cost reduction opportunities.


NET INCOME

     Net income was $3,902,000 for the third quarter of 2004, slightly exceeding the $3,886,000 earned in the third quarter of 2003. For the nine months ended September 30, 2004, net income decreased $526,000, or 4.7 percent, to $10,592,000 from $11,118,000 in the same period in 2003. Comparing the first nine months of 2004 and 2003, the $1,269,000 higher provision for loan losses and $1,212,000 increase in noninterest expense were the main contributors to lower earnings. These higher expenses were partially offset by a $1,512,000 increase in net interest income.


CAPITAL RESOURCES AND LIQUIDITY

     The Company's ongoing capital needs have been met primarily through consistent positive earnings results and the resultant growth in retained earnings, less the payment of cash dividends. As of September 30, 2004, shareholders' equity was $116,746,000, an increase of $4,397,000, or 3.9 percent, over $112,349,000 at December 31, 2003.

     The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Company's Tier 1 risk-weighted asset capital ratio at September 30, 2004 was 10.20 percent, compared to 11.81 percent at December 31, 2003. The total risk-weighted asset capital ratio was 11.45 at the end of the third quarter of 2004, compared with
13.06 at year-end 2003. These ratios have decreased in large part due to the strong loan growth throughout 2004 and the corresponding impact on risk weighted assets.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of September 30, 2004, the Company's leverage ratio was 8.19 percent, compared to
9.13 percent at December 31, 2003. The Company's capital ratios currently well exceed the minimum standards.

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

     The Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks and the Federal Home Loan Bank. Management believes that its liquidity position is adequate.



Item 4.  CONTROLS AND PROCEDURES

     Within ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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


Item 2.  Change in Securities:

(a) through (d): Not applicable.

(e) Issuer Purchases of Equity Securities:

                 In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the second quarter:





                                                                                 (d) Maximum
                                                                  (c) Total       Number (or
                                                                  Number of       Approximate
                                                                  Shares (or      Dollar Value)
                                                                  Units)          of Shares (or
                                                                  Purchased as    Units) that
                             (a) Total                            Part of         May Yet Be
                             Number of          (b) Average       Publicly        Purchased
                             Shares (or          Price Paid Per   Announced       Under the
                             Units)              Share (or        Plans or        Plans or
      Period                 Purchased           Unit)            Programs        Programs
--------------------------------------------------------------------------------------------
July 1 - July 31                      2,000           $28.08            2,000        187,340
August 1 - August 31                 27,854            28.77           27,854        159,486
September 1 - September 30            8,214            29.98            8,214        151,272
                             --------------                         ------------  ----------
Total                                38,068                            38,068
                             ==============                         ==========

In addition, in accordance with its various stock-based compensation plans, the Company may repurchase shares from affiliates and officers who elect to redeem some of the SCBT shares they own in order to pay for their exercising of vested stock options. There is no pre-determined number of shares that may be repurchaed in accordance with this activity.


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

10.1     South Carolina Bank and Trust Deferred Income Plan

31       Rule 13a-14(a)/15d-14(a) Certifications

32       Section 1350 Certifications


(a) Reports on Form 8-K

     None.






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCBT FINANCIAL CORPORATION


Date:  November 8, 2004                     /s/ Robert R. Hill, Jr.
                                            -----------------------
                                            Interim Chief Executive Officer


Date:  November 8, 2004                     /s/ Richard C. Mathis
                                            ---------------------
                                            Executive Vice President and
                                            Chief Financial Officer






                                  Exhibit Index


Exhibit No.                 Description of Exhibit
-----------                 ----------------------

31       Rule 13a-14(a)/15d-14(a) Certifications.

32       Section 1350 Certifications.

10.1     South Carolina Bank and Trust Deferred Income Plan