Form 10-K
period 2004-12-31
SCBT FINANCIAL CORP
filed 2005-03-15
CIK 764038

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NUMBER 000-13663

                           SCBT FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            SOUTH CAROLINA 57-0799315
                  (STATE OR OTHER JURISDICTION OF (IRS EMPLOYER
               IDENTIFICATION NO.) INCORPORATION OR ORGANIZATION)

                               520 GERVAIS STREET
                         COLUMBIA, SOUTH CAROLINA 29201
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (803) 771-2265
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE.
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         COMMON STOCK - $2.50 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $211,503,000 based on the closing sale price of $30.15 per share on June 30, 2004. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 1, 2005 was 8,054,818.

                       Documents Incorporated by Reference

Portions of the Registrant's 2004 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                                                            Page
                                                                            ----
                         Form 10-K Cross-Reference Index

                                     PART I

Item 1.    Business ...........................................................1
Item 2.    Properties .........................................................7
Item 3.    Legal Proceedings ..................................................7
Item 4.    Submission of Matters to a Vote of Security Holders ................7

                                    PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities (1) ..............8
Item 6.    Selected Financial Data (1) ........................................9
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..............................................9
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk .........28
Item 8.    Financial Statements and Supplementary Data .......................28
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosures .........................................59
Item 9a.   Controls and Procedures ...........................................60
Item 9b.   Other Information .................................................60


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant (2) ............60
Item 11.   Executive Compensation (2) ........................................60
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters (2) ...............................61
Item 13.   Certain Relationships and Related Transactions (2) ................61
Item 14.   Principal Accountant Fees and Services (2) ........................61

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules ........................62

--------------------------------------------------------------------------------
(1) All or portions of this item are incorporated by reference to the Registrant's 2004 Annual Report to Shareholders.
(2) All or portions of this item are incorporated by reference to the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders.

                           FORWARD LOOKING STATEMENTS

    Statements included in this report, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. SCBT Financial Corporation cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risk factors include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest rate risk involving the effect of a change in interest rates on both the bank's earnings and the economic value of equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely affects earnings or capital arising from negative public opinion.

                                     PART I
ITEM 1.    BUSINESS

GENERAL

    SCBT Financial Corporation (the "Company"), formerly First National Corporation, is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100% of two subsidiaries, namely South Carolina Bank and Trust, N.A. (formerly First National Bank), a national bank which opened for business in 1934, and South Carolina Bank and Trust of the Piedmont, N.A. (formerly National Bank of York County), a national bank which opened for business in 1996. The names of the Company's banking subsidiaries were changed in May 2002 in order to bring the group under a common marketing identity. Similarly, the name of the Company was changed in February 2004, pursuant to shareholder approval at the 2003 annual meeting. In March 2004, following the corporate name change, the Company moved its common stock listing from the American Stock Exchange to The NASDAQ Stock Market and began trading under the symbol "SCBT".

     In December 2002, South Carolina Bank and Trust, N.A., acquired the majority of the consumer loan portfolio and related assets of CreditSouth Financial Services Corporation ("CreditSouth"), a former subsidiary of the Company, and assumed the continuing lending activities of that business. Thereafter, CreditSouth ceased active lending programs and focused on servicing a retained portfolio of loans that were delinquent at the time of the acquisition. In March 2004, the remaining CreditSouth loans totaling $123,000 were donated to South Carolina Bank and Trust, N.A. and CreditSouth was subsequently dissolved.

     In July 2003, South Carolina Bank and Trust of the Pee Dee, N.A., formerly a wholly-owned subsidiary of the Company, was merged with South Carolina Bank and Trust, N.A. in order to achieve certain operating efficiencies.

     In February 2004, South Carolina Bank and Trust, N.A. purchased the Denmark, South Carolina branch of Security Federal Bank, including premises and equipment, certain loans and deposits. At the time of the transaction, South Carolina Bank and Trust, N.A. vacated its existing leased Denmark office, moving its operations to the newly acquired banking facility. In March 2004, South Carolina Bank and Trust, N.A. sold its Cameron, South Carolina branch, including premises, equipment and certain deposits, to Farmers and Merchants Bank of South Carolina and recognized a pre-tax gain of $782,000. In September 2004, South Carolina Bank and Trust, N.A. opened two loan production offices - a Summerville service facility, just north of Charleston, South Carolina, which was afterward granted a charter to provide full service banking to its customers, and an additional Fort Mill, South Carolina office serving the Tega Cay community near Charlotte, North Carolina. In December 2004, South Carolina Bank and Trust, N.A. opened a facility in Hilton Head, South Carolina, converting a loan production office to full service status.

     In April 2004, The Mortgage Banc ("TMB") was incorporated as a wholly owned subsidiary of South Carolina Bank and Trust, N.A. TMB is focusing initially on providing mortgage products and services to other financial institutions and mortgage companies throughout the Southeast. TMB's offices and personnel are located in the Company's headquarters facility in Columbia, South Carolina.

     Also in April 2004, the credit card loan portfolios of both of the Company's banking subsidiaries were sold for a pre-tax gain of $953,000.

     In December 2004, the Company entered into an Agreement and Plan of Merger, by and between the Company and New Commerce BanCorp ("NCB"), pursuant to which, among other things, NCB will be merged with and into the Company. This agreement permitted a restructuring and the parties entered into an amendment of the initial agreement in January 2005 (as so amended, the "Agreement"). The Agreement provides for the simultaneous acquisition of NCB and New

Commerce Bank pursuant to (i) the merger (the "First Step Merger") of SCBT Interim Corporation ("SCBT Interim"), a South Carolina corporation that is a newly formed, wholly-owned subsidiary of South Carolina Bank and Trust, N.A., with and into NCB, (ii) immediately followed by the merger (the "Second Step Merger") of NCB with and into South Carolina Bank and Trust, N.A., and (iii) immediately followed by the merger (the "Bank Merger," and collectively with the First Step Merger and the Second Step Merger, the "Mergers") of New Commerce Bank with and into South Carolina Bank and Trust, N.A. New Commerce Bank will cease to exist, and South Carolina Bank and Trust, N.A., will continue to conduct the business and operations of New Commerce Bank. All of the Mergers will take place simultaneously and on the same business day. New Commerce Bank will not operate as a separate subsidiary of SCBT Financial Corporation. Pursuant to the Agreement, South Carolina Bank and Trust, N.A. will pay an aggregate purchase price in the merger of approximately $20.2 million in cash. Consummation of the merger is subject to regulatory approval and the approval of NCB's shareholders, along with other customary closing conditions. NCB, which began operations in 1999, is the parent holding company of New Commerce Bank and is headquartered in Greenville, South Carolina. New Commerce Bank has two branch offices in the Mauldin and Simpsonville communities of Greenville County. NCB had total assets of approximately $96 million as of December 31, 2004. The transaction is anticipated to close in the second quarter of 2005.

     In January 2003, the Company moved its principal executive offices to 520 Gervais Street, Columbia, South Carolina 29201. The Company's mailing address at this facility is P.O. Box 1030, Columbia, South Carolina 29202, and its telephone number is (800) 277-2175.

    Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, correspondent banking services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers. The Company considers that it has no significant portion of its loans concentrated within a single industry or group of related industries, although based on OCC regulatory criteria, it had credit concentrations in loans to lessors of nonresidential buildings, loans to religious organizations, and other activities related to real estate (See "Concentration of Credit Risk" on page 34.) There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have any foreign loans.

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

TERRITORY SERVED AND COMPETITION

    South Carolina Bank and Trust, N.A. conducts its business from twenty-nine
(29) financial centers in eleven (11) South Carolina counties. South Carolina Bank and Trust of the Piedmont, N.A. conducts its business from five (5) financial centers in one (1) South Carolina county. In certain of their markets, the two banks (the "Banks") encounter strong competition from several major banks that dominate the commercial banking industry in their service areas and in South Carolina generally.

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

EMPLOYEES

    The Company does not have any salaried employees. As of December 31, 2004, the Company's subsidiaries had five hundred thirteen (513) full-time equivalent employees. The Company considers its relationship with its employees to be excellent. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock award program, a stock purchase plan, stock incentive and deferred compensation plans for officers and key employees, a defined benefit pension plan, and a 401(k) plan.

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

    The Graham-Leach-Bliley Act amended a number of federal banking laws affecting the Company and the Banks. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. The Company has determined to remain a bank holding company but may at some future date seek to become a financial holding company.

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

OBLIGATIONS OF HOLDING COMPANY TO ITS SUBSIDIARY BANKS

    Under the policy of the Federal Reserve Board, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it otherwise might not desire or be able to do so. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

    Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

CAPITAL ADEQUACY

    The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 Capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to average total assets ratio constitutes the leverage standard for bank holding companies and national banks, and is used in conjunction with the riskbased ratio in determining the overall capital adequacy of banking organizations.

    The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 2004, the Company, South Carolina Bank and Trust, N.A., and South Carolina Bank and Trust of the Piedmont, N.A. had leverage ratios of 8.05%, 7.96%, and 7.87%, respectively, and total risk adjusted capital of 11.10%, 10.95%, and 10.12%, respectively.

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

    The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of a least 8% and a leverage ratio of at least 4% (or 3% in some cases). Under these guidelines, each of the Banks is considered well capitalized.

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


INSURANCE OF DEPOSITS

    As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the

FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in fifteen (15) years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "--Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 2005.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF
2001

    On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.
S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institution's operations. The Company has adopted policies and procedures to comply with the provisions of the IMLAFA.

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

FISCAL AND MONETARY POLICY

    Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitute the major portion of many banks' earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.

ITEM 2.    PROPERTIES

     In January 2003 the Company relocated its executive headquarters to a new four-story facility at 520 Gervais Street, Columbia, South Carolina. The lead branch in the Midlands region of South Carolina Bank and Trust, N.A. also moved into the 57,000 square foot building. The main offices of South Carolina Bank and Trust, N.A. are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina in a four-story facility that affords 48,000 square feet of space for operating and administrative purposes. Both of these facilities are owned by South Carolina Bank and Trust, N.A, which also owns 25 other properties and leases 11 properties, substantially all of which are used as branch locations or for housing other operational units.

    South Carolina Bank and Trust of the Piedmont, N.A. owns a 12,000 square foot office building that serves as its main office located at 1127 Ebenezer Road, Rock Hill, South Carolina. The bank owns one additional property and leases three others, which are used as branches and a loan production office.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders in the fourth quarter of 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Robert R. Horger (Age 54). Mr. Horger was named Chairman of the Company and South Carolina Bank and Trust, N.A. in January 1998. Mr. Horger became a director of the Company in April 1991. Mr. Horger is an attorney with Horger, Barnwell and Reid in Orangeburg, South Carolina.

    Dwight W. Frierson (Age 48). Mr. Frierson has served as Vice Chairman of the Company and South Carolina Bank and Trust, N.A. since January 2000 and has been a director of the Company since April 1996. Mr. Frierson is Vice President and General Manager of Coca-Cola Bottling Company of Orangeburg.

    Robert R. Hill, Jr. (Age 38). Mr. Hill was named President and Chief Executive Officer of the Company and South Carolina Bank and Trust, N.A. in November 2004. Mr. Hill served as President and Chief Operating Officer of South Carolina Bank and Trust, N.A. from May 2000 to November 2004. He served as Senior Executive Vice President and Chief Operating Officer of South Carolina Bank and Trust, N.A. from November 1998 to May 2000.

    Richard C. Mathis (Age 54). Mr. Mathis has served as Executive Vice President and Chief Financial Officer of the Company since May 2000. He was owner of Carolina MasterCom LLC, an automotive services company, from January 1999 to May 2000.

    John C. Pollok (Age 39). Mr. Pollok was named Chief Operating Officer of the Company and South Carolina Bank and Trust, N.A. in November 2004. He served as President of The Mortgage Banc, a subsidiary of South Carolina Bank and Trust, N.A., from May 2004 to November 2004. Mr. Pollok served as Senior Executive Vice President of the Company from February 2003 to May 2004. He served as Executive Vice President and Chief Administrative Officer of South Carolina Bank and Trust, N.A. from May 2000 to May 2004. He served as Executive Vice President of the South Carolina Bank and Trust, N.A. mortgage division from July 1998 until May 2000.

    Joe E. Burns (Age 50). Mr. Burns has served as Executive Vice President and Chief Credit Officer of the Company since November 2000. He served as Senior Vice President and Private Lending Manager for Bank of America from July 1995 to November 2000.

    Thomas S. Camp (Age 53). Mr. Camp has served as President and Chief Executive Officer of South Carolina Bank and Trust of the Piedmont, N.A. since November 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Certain information required by this item is incorporated herein by reference to the information under the caption "Stock Performance and Statistics" on page 24 of the 2004 Annual Report to Shareholders. As of March 1, 2005, the Company had issued and outstanding 8,054,818 shares of Common Stock which were held of record by approximately four thousand nine hundred (4,900) persons. The Company's Common Stock is traded on the NASDAO Stock Market under the symbol "SCBT".

     Dividends are paid by the Company from its assets which are provided primarily by dividends paid to the Company by its subsidiaries. Certain restrictions exist regarding the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks' respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2004, approximately $26,508,000 of the Banks' retained earnings were available for distribution to the Company as dividends without prior regulatory approval. For the year ended December 31, 2004, the Banks paid dividends of approximately $5,228,000 to the Company. The Company anticipates that it will continue to pay comparable cash dividends in the future.

(b)  Not Applicable

(c) The table below sets forth information regarding the Company's purchases of its common stock during each of the twelve months in the year ended December 31, 2004:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (c) Total Number
                                                                     of Shares      (d) Maximum Number
                              (a) Total            (b)            Purchased as Part     of Shares
                              Number of          Average             of Publicly     that May Yet Be
                               Shares           Price Paid         Announced Plans  Purchased Under the
   Period                     Purchased         per Share          or Programs (1)  Plans or Programs (1)

January 2004 (2)               14,760          $  31.7000                --              250,000
February 2004                    --                  --                  --              250,000
March 2004                      3,075          $  31.6945               3,075            246,925
April 2004                       --                  --                  --              246,925
May 2004                       39,285          $  29.2341              39,285            207,640
June 2004                      18,300          $  28.2246              18,300            189,340
July 2004                       2,000          $  28.0750               2,000            187,340
August 2004                    27,854          $  28.7748              27,854            159,486
September 2004                  8,214          $  29.9800               8,214            151,272
October 2004                    3,400          $  31.3154               3,400            147,872
November 2004 (2)               1,079          $  33.9400                --              147,872
December 2004 (2)               2,941          $  36.8797                --              147,872
Total                         120,908          $  29.6571             102,128            147,872

--------------------------------------------------------------------------------
(1) On February 19, 2004, the Board of Directors approved a share repurchase program under which the Company was authorized to acquire up to 250,000 shares of its outstanding common stock during 2004 and 2005. Shares displayed in columns (c) and (d) reflect shares pursuant to this program.

(2) These shares were repurchased under arrangements, authorized by the Company's stock-based compensation plans and the Board of Directors, whereby officers or directors may deliver previously owned Company shares to the Company in order to pay for the exercise price of stock options.

ITEM 6.    SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to the information set forth under the captions "Financial Highlights" and "Selected Consolidated Financial Data" on page 3 and page 25, respectively, of the Company's 2004 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of SCBT Financial Corporation and its operating subsidiaries, South Carolina Bank and Trust, N.A., and South Carolina Bank and Trust of the Piedmont, N.A. The five year period 2000 through 2004 is discussed with particular emphasis on the years 2002 through 2004. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to SCBT Financial Corporation contained elsewhere herein.

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

    Also in 1998, the Company sponsored the organization of CreditSouth Financial Services Corporation ("CreditSouth"), a consumer finance company which began operations in Orangeburg, South Carolina, in November 1998. As noted in
Part 1, Item 1, in December 2002, South Carolina Bank and Trust, N.A. acquired the majority of CreditSouth's consumer loan portfolio and related assets, and CreditSouth ceased operations. In March, 2004, the remaining loans and related assets of CreditSouth were donated to South Carolina Bank and Trust, N.A. and CreditSouth was dissolved.

RECENT ACCOUNTING PRONOUNCEMENTS

    See Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

EXECUTIVE SUMMARY

    The year 2004 was a period in which several factors affected the Company's performance. This overview should be read in conjunction with detailed financial data in the following section, "Summary of Operations." Organic growth was strong, as total loans net of unearned income increased approximately 23% in 2004 while total deposits increased approximately 24%. Early in 2004, the Company focused on growth in order to increase the balance of earning assets and thereby increase net interest income. Management anticipated correctly that the continuing low level of interest rates would negatively impact the Company's interest rate spread between yields on earning assets and rates on deposits and other funding sources. The increased interest income from higher levels of loans and investment securities was expected to mitigate a decline in the net interest margin. Consequently, the Company increased loans in nearly all sectors except consumer installment loans. By the third quarter, the growth in assets had begun to outpace the growth in deposits, and management decided to institute a deposit-gathering campaign. In order to attract some intermediate-term deposits at a point in time near the beginning of the Federal Reserve's program of rate hikes to increase the federal funds target rate, the Company began to offer approximately 1-1/2-year to 3-year term certificates of deposit at locally competitive rates. Additionally, in markets where the Company's market penetration was relatively low, it offered an attractive 3% money market deposit account product. The intent was to attract new customers and create opportunities to cross-sell other products. These deposit campaign products had a moderately dampening effect on net interest margins in the third quarter.

    Additional factors that influenced the Company's performance in 2004 were the sale of a branch in Cameron, SC; the purchase and in-market consolidation of a branch in Denmark, SC; and the sale of the Company's credit card loan portfolio. SCBT realized a pre-tax gain of $782,000 in the Cameron transaction; had expenses of $97,000 in the Denmark transaction; and realized a pre-tax gain of $953,000 in the credit card portfolio sale. The gain on the credit card portfolio sale was partially offset by reserves totaling $486,000 before taxes for certain expected professional fees, personnel relocation, property tax, and other expenses. The combination of these non-recurring factors served to increase both noninterest income and non-interest expenses.

    Another non-interest income factor influencing performance was the decline in secondary market mortgage market activity in 2004 from 2003. While some mortgage lenders saw declines of 50%-60% in this activity, the Company's secondary market fee income declined approximately 44% from the historically high level in 2003.

    Altogether, 2004 was a strong year for fundamental growth accompanied by increased loan loss provisions (approximately $2 million higher in 2004 compared to 2003) to track the growth, moderately declining net interest margins in a continued historically-low interest rate environment, and diminished secondary market mortgage activity from all-timehigh levels in 2003. These factors were the primary contributors to a $770,000, or 5.2 percent, decline in net income from 2003 to 2004's level of $14,016,000. A rising interest rate environment could be a positive factor for the Company's performance going forward, as the Company continues to have a moderately asset sensitive posture, as discussed beginning on page 21 in the section entitled "Asset-Liability Management and Market Risk Sensitivity".

SUMMARY OF OPERATIONS

    In the following analyses, all per share data have been retroactively adjusted to give effect to a ten percent stock dividend paid to shareholders of record as of November 22, 2002 and a five percent stock dividend paid to shareholders of record as of December 20, 2004.

    SCBT Financial Corporation reported net income of $14,016,000 in 2004, compared with $14,786,000 and $13,834,000 in 2003 and 2002, respectively. This represents an earnings decrease of 5.2 percent in 2004 when compared to 2003, following an increase of 6.9 percent in 2003 compared with 2002. Basic earnings per share decreased to $1.74 in 2004 compared with $1.83 in 2003, which was an increase from $1.72 in 2002. Similarly, diluted earnings per share were $1.72, $1.82, and $1.71 in 2004, 2003 and 2002, respectively.

    The book value of the Company's common stock increased to $14.77 in 2004, compared to $13.91 in 2003 and $12.85 in 2002. The return on average assets was
1.05 percent in 2004, compared with 1.23 percent in 2003 and 1.28 percent in 2002. The return on average shareholders' equity was 12.20 percent in 2004,
13.72 percent in 2003 and 14.09 percent in 2002.

    Total earning assets (reflecting strong loan growth) and total deposits increased throughout 2004. At December 31, 2004, total earning assets were $1,351,871,000, an increase of 21.3 percent over $1,114,252,000 at year-end
2003, which was 4.4 percent more than the $1,067,549,000 at the end of 2002. In 2004, average earnings assets were $1,240,369,000, which was $116,792,000, or
10.4 percent, greater than $1,123,037,000 in 2003, which was $101,698,000, or
9.9 percent, over $1,022,339,000 in 2002.

    At December 31, 2004, total deposits were $1,171,313,000, an increase of
23.6 percent from $947,399,000 at the end of 2003. The 2003 balance was 5.5 percent greater than $898,163,000 at the end of 2002. Total deposits averaged $1,059,993,000 in 2004, an increase of 11.9 percent over $946,919,000 in 2003, which was a 10.7 percent increase over the 2002 average of $855,223,000.

    For the year ended December 31, 2004, total interest income was $67,908,000, an increase of 4.7 percent from $64,854,000 in 2003. This increase was mainly volume related, primarily the result of strong loan growth. In 2003, total interest income decreased $2,470,000, or 3.7 percent, compared with $67,324,000 in 2002. This decrease was mainly interest rate related, as the rate earned on average earning assets declined 82 basis points from 6.59 percent in 2002 to
5.77 percent in 2003.

   Total interest expense was $14,643,000 for the year 2004, a slight $21,000 increase over $14,622,000 in 2003. Total interest expense decreased $4,130,000, or 22.0 percent, in 2003 from $18,752,000 in 2002. This resulted from a 63 basis point decrease in the rate paid on total interest-bearing liabilities.

    In February 2004, the Company's Board of Directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares in 2004 and 2005. Pursuant to this and earlier such programs, during the years ended December 31, 2004, 2003 and 2002, the Company repurchased 120,908, 2,100 and 12,402 shares, respectively, at a cost of $3,590,000, $53,000 and $265,000, respectively. During 2004, the Company redeemed 18,780 of its shares from four officers at an average cost of $32.64 under an approved program designed to facilitate stock option exercises under the Company's stock option plans. These shares are included in the 120,908 shares repurchased in 2004.

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

NET INTEREST INCOME

    Net interest income is the difference between interest income and interest expense. In the analysis of net interest income, two significant factors are net interest spread and net interest margin. Net interest spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is the difference between the yield on average earning assets and the rate on all average liabilities, interest and noninterestbearing, utilized to support earning assets. Net interest margin is distinguished by the inclusion of the impact of interest free funds.

    Net interest income was $53,265,000 in 2004, an increase of $3,033,000, or
6.0 percent over 2003. This increase was all volume related, as total average earning assets grew by $116,792,000, or 10.4 percent. A significant offset to the strong earning assets growth was the continuing low level of interest rates in general as the net interest spread decreased by 16 basis points, from 4.17 percent in 2003 to 4.01 percent in 2004. Net interest income in 2003 was $50,232,000, an increase of $1,660,000, or 3.4 percent, from the previous year. Similar to 2004, this increase was basically volume driven as total average earning assets grew $100,698,000, or 9.9 percent. A 20 basis point decrease in the net interest spread from 2002 partially offset the impact of strong earning asset growth, reflecting a greater decline in rates earned on earning assets as compared with rates paid on interest-bearing liabilities.

    As a result of the continued historically low interest rate environment throughout most of 2004, the net interest margin (taxable equivalent) decreased 19 basis points to 4.37 percent compared with 2003. Contributing to this decline was a two basis point decrease in the impact of interest free funds. The taxable equivalent net interest margin was 4.56 percent in 2003, a decrease of 28 basis points from 2002. This was basically attributable to the aforementioned low interest rate environment.

Table 1
Volume and Rate
Variance Analysis

                                                   2004 Compared to 2003                  2003 Compared to 2002
                                                      Changes Due to                         Changes Due to
                                                   Increase (Decrease) In                 Increase (Decrease) In
(DOLLARS IN THOUSANDS)                        Volume(1)     Rate(1)      Total       Volume(1)    Rate(1)       Total
--------------------------------------------------------------------------------------------------------------------------
Interest income on:
  Loans (2)                                  $   7,116    $  (4,132)   $   2,984    $   9,763    $  (9,436)   $     327
  Investments:
     Taxable                                       (96)         270          174       (1,522)        (802)      (2,324)
     Tax exempt (3)                               (224)         (50)        (274)         (54)        (406)        (460)
  Funds sold                                       207         (151)          56          (31)           6          (25)
  Interest -bearing deposits with banks             61           53          114           40          (28)          12
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                       7,064       (4,010)       3,054        8,196      (10,666)      (2,470)
==========================================================================================================================

Interest expense on:
  Deposits:
     Interest-bearing transaction accounts
                                                    96         (120)         (24)         163         (218)         (55)
     Savings accounts                              305          829        1,134          101       (1,199)      (1,098)
     Certificates of deposit                       (45)      (1,377)      (1,422)         490       (3,164)      (2,674)
  Funds purchased                                   27          115          142          118         (451)        (333)
  Notes payable                                    337         (146)         191          112          (82)          30
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                        720         (699)          21          984       (5,114)      (4,130)
--------------------------------------------------------------------------------------------------------------------------
     Net interest income                     $   6,344    $  (3,311)   $   3,033    $   7,212    $  (5,552)   $   1,660
==========================================================================================================================

--------------------------------------------------------------------------------
(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2) Nonaccrual loans are included in the above analysis.

(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES

                                                                           2004
                                                     -----------------------------------------------
                                                                                          AVERAGE
                                                                                         YIELD/RATE
                                                       AVERAGE          INTEREST        (NON-TAXABLE
(DOLLARS IN THOUSANDS)                                 BALANCE         EARNED/PAID       EQUIVALENT)
Assets
Interest earning assets:
   Loans, net of unearned income                     $ 1,057,813       $    61,267            5.79%
   Investment securities:
     Taxable
                                                         127,370             4,856            3.81
     Tax exempt                                           33,417             1,472            4.40
   Funds sold                                             11,156               138            1.24
   Interest-earning deposits with banks                   10,613               175            1.65
                                                     -----------       -----------
      Total earning assets                             1,240,369            67,908            5.47
                                                                       -----------     -----------
Cash and other assets                                    101,796
Less allowance for loan losses                           (13,026)
                                                     -----------
      Total assets                                   $ 1,329,139
                                                     ===========


Liabilities

Interest-bearing liabilities:

Deposits:
  Interest-bearing transaction accounts              $   230,749       $       739            0.32%
  Savings                                                229,545             2,120            0.92
  Certificates of deposit                                391,542             8,384            2.14
Funds purchased                                           90,445               687            0.76
Notes payable                                             58,630             2,713            4.63
                                                     -----------       -----------
      Total interest-bearing liabilities               1,000,911            14,643            1.46
                                                                       -----------     -----------

Demand deposits                                          208,157
Other liabilities                                          5,191
Shareholders' equity                                     114,880
                                                     -----------
      Total liabilities and shareholders' equity     $ 1,329,139
                                                     ===========

Net interest spread                                                                           4.01
Impact of interest free funds                                                                 0.28
                                                                                       -----------
Net interest margin (non-taxable equivalent)                                                  4.29%
Net interest income                                                    $    53,265     ===========
                                                                       ===========

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES


                                                                           2003
                                                     -----------------------------------------------
                                                                                          AVERAGE
                                                                                         YIELD/RATE
                                                       AVERAGE          INTEREST        (NON-TAXABLE
(DOLLARS IN THOUSANDS)                                 BALANCE         EARNED/PAID       EQUIVALENT)
Assets
Interest earning assets:
   Loans, net of unearned income                     $   942,717       $    58,283            6.18%
   Investment securities:
     Taxable
                                                         130,048             4,682            3.60
     Tax exempt                                           38,339             1,746            4.55
   Funds sold                                              6,605                82            1.24
   Interest-bearing deposits with banks                    5,328                61            1.14
                                                     -----------       -----------
      Total earning assets                             1,123,037            64,854            5.77
                                                                       -----------     -----------
Cash and other assets                                     86,455
Less allowance for loan losses                           (11,214)
                                                     -----------
      Total assets                                   $ 1,198,278
                                                     ===========

Liabilities

Interest-bearing liabilities:

Deposits:
  Interest-bearing transaction accounts              $   205,077       $       763            0.37%
  Savings                                                175,347               986            0.56
  Certificates of deposit                                393,365             9,806            2.49
Funds purchased                                           86,185               545            0.63
Notes payable                                             51,720             2,522            4.88
                                                     -----------       -----------
      Total interest-bearing liabilities                 911,694            14,622            1.60
                                                                       -----------     -----------

Demand deposits                                          173,130
Other liabilities                                          5,688
Shareholders' equity                                     107,766
                                                     -----------
      Total liabilities and shareholders' equity     $ 1,198,278
                                                     ===========
Net interest spread                                                                           4.17
Impact of interest free funds                                                                 0.30
                                                                                       -----------
Net interest margin (non-taxable equivalent)                                                  4.47%
Net interest income                                                    $    50,232     ===========
                                                                       ===========

TABLE 2

YIELDS ON AVERAGE EARNING ASSETS AND
RATES ON AVERAGE INTEREST-BEARING LIABILITIES


                                                                           2002
                                                     -----------------------------------------------
                                                                                          AVERAGE
                                                                                         YIELD/RATE
                                                       AVERAGE          INTEREST        (NON-TAXABLE
(DOLLARS IN THOUSANDS)                                 BALANCE         EARNED/PAID       EQUIVALENT)
Assets
Interest earning assets:
   Loans, net of unearned income                     $   806,801       $    57,956            7.18%
   Investment securities:
     Taxable
                                                         166,128             7,006            4.22
     Tax exempt                                           39,302             2,206            5.61
   Funds sold                                              7,162               107            1.49
   Interest-earning deposits with banks                    2,946                49            1.66
                                                     -----------       -----------
      Total earning assets                             1,022,339            67,324            6.59
                                                                       -----------     -----------
Cash and other assets                                     73,018
Less allowance for loan losses                           (10,171)
                                                     -----------
       Total assets                                   $ 1,085,186
                                                      ===========

Liabilities

Interest-bearing liabilities:

Deposits:
  Interest-bearing transaction accounts              $   171,052       $       818            0.48%
  Savings                                                167,268             2,084            1.25
  Certificates of deposit                                378,443            12,480            3.30
Funds purchased                                           75,956               878            1.16
Notes payable                                             49,500             2,492            5.03
                                                     -----------       -----------
      Total interest-bearing liabilities                 842,219            18,752            2.23
                                                                       -----------     -----------

Demand deposits                                          138,460
Other liabilities                                          6,336
Shareholders' equity                                      98,171
                                                     -----------
      Total liabilities and shareholders' equity     $ 1,085,186
                                                     ===========

Net interest spread                                                                           4.36
Impact of interest free funds                                                                 0.40
                                                                                       -----------
Net interest margin (non-taxable equivalent)                                                  4.76%
Net interest income                                                    $    48,572     ===========
                                                                       ===========

INVESTMENT SECURITIES

    The second largest category of earning assets is investment securities, which are used to provide liquidity, employ excess funds, pledge as collateral for certain public funds deposits and purchased funds, and may be liquidated in some instances to provide cash to fund earning asset growth or replace deposits. At December 31, 2004, investment securities were $165,446,000 or 12.3 percent of earning assets, compared with $152,009,000, or 13.6 percent of earning assets at the end of 2003. As securities are purchased, they are designated as held to maturity or available for sale based upon management's intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

    Interest earned on the held to maturity portfolio, consisting mainly of tax exempt state and municipal securities, was $1,175,000 in 2004, a decrease of $208,000, or 15.0 percent, from the $1,383,000, earned in 2003. The decrease was due to an average portfolio balance that was $4,475,000, or 14.6 percent, less than the balance in 2003. Contributing to a lesser extent was a three basis point decrease in yield from year to year. In 2003, this portfolio segment earned $118,000, or 7.9 percent less than 2002 interest of $1,501,000. This decrease was due primarily to an average portfolio balance that was $2,754,000, or 8.2 percent less than the balance in 2002. This decrease was slightly offset by a two basis point increase in the average yield from 2002 to 2003. The average maturity of the held to maturity portfolio was 1.8 years, 2.4 years and
3.2 years at December 31, 2004, 2003 and 2002, respectively.

    Securities available for sale consist mainly of U.S. Government Agency and mortgage-backed securities. In 2004, interest earned on this portfolio was $5,154,000, compared with $5,047,000, including $67,000 earned on money market investments in 2003. The overall increase of $107,000, or 2.1 percent, was the result of a 16 basis point increase in the average earning rate partially offset by a $3,125,000, or 2.3 percent average balance decline from year to year. Average earning rates on available-for-sale securities were 3.83 percent during 2004, as compared to 3.67 percent in 2003. Average outstanding balances were $137,637,000 in 2004. In 2003, earnings from this segment of the investment securities portfolio were $2,664,000, or 34.6 percent less than the $7,711,000 earned in 2002. This was the result of both rate and average balance declines from year to year. Average earning rates on available-for-sale securities were
3.67 percent during 2003, or 82 basis points less than 2002. Average outstanding balances were $137,637,000 in 2003, a $34,289,000, or 19.9 percent decrease from the prior year, as funds were redeployed to meet higher yielding loan demand throughout the period.

    At December 31, 2004, the fair value of the investment securities portfolio was $166,248,000, or 0.5 percent higher than the carrying value, including the effect of a $802,000 higher market value of held-to-maturity securities, compared to their amortized cost. The differences between fair and carrying values at December 31, 2003 and 2002 were also favorable at $1,465,000, or 1.0 percent and $1,833,000, or 1.1 percent, respectively. At December 31, 2004, investment securities with an amortized cost of $134,842,000 and fair value of $135,058,000 were classified as available for sale. The positive adjustment of $216,000 to the carrying value of these securities has been reflected, net of tax, in the consolidated balance sheets as accumulated other comprehensive income. At December 31, 2004, investment securities (principally Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta stock, each with no readily determinable market value) with an amortized cost and fair value of $5,784,000 were classified as other investments. The Company realized a net gain on the disposition of investment securities of less than $1,000 in 2004 and no gains or losses in either 2003 or 2002.

Table 3

Book Value of Investment Securities

December 31,
(Dollars in thousands)                                 2004         2003         2002         2001         2000
Held to Maturity
U.S. Treasury and other U.S. Government agencies         --           --           --           --           --
Mortgage-backed                                          --           --             51          247         --
State and municipal                                    24,604       29,487       33,160       34,767       38,550
--------------------------------------------------------------------------------------------------------------------
  Total Held to Maturity                               24,604       29,487       33,211       35,014       38,550
--------------------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Treasury and other U.S. Government agencies       25,185       25,453       45,859       44,265       93,479
Mortgage-backed                                        94,664       78,560       74,694      101,728       46,726
Corporate bonds                                        10,300        6,500         --           --           --
Corporate stocks                                        4,909        6,734        6,414        4,360          289
--------------------------------------------------------------------------------------------------------------------
  Total Available for Sale                            135,058      117,247      126,967      150,353      140,494
--------------------------------------------------------------------------------------------------------------------
  Total Other Investments                               5,784        5,275        4,773        4,566        4,154
--------------------------------------------------------------------------------------------------------------------
  Total Investment Securities                        $165,446     $152,009     $164,951     $189,933     $183,198
====================================================================================================================

Table 4

Maturity Distribution and Yields of Investment Securities

                                     Due in          Due After       Due After       Due After
December 31, 2004                 1 Yr. or Less    1 Thru 5 Yrs.   5 Thru 10 Yrs.      10 Yrs.         Total          Par     Fair
(Dollars in thousands)           Amount   Yield   Amount   Yield   Amount  Yield   Amount  Yield   Amount   Yield    Value   Value
Held to Maturity

State and municipal               5,588   6.80%   16,133   6.48%    2,883  7.57%     --    0.00%   24,604   6.68%   24,535   25,406
------------------------------------------------------------------------------------------------------------------------------------
    Total Held to Maturity        5,588   6.80%   16,133   6.48%    2,883  7.57%     --    0.00%   24,604   6.68%   24,535   25,406
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Treasury and U.S.
  Government agencies             4,981   3.42%   20,204   3.75%     --    0.00%     --    0.00%   25,185   3.69%   25,400   25,185
Mortgage-backed                    --     0.00%   76,645   4.14%   18,019  4.24%     --    0.00%   94,664   4.16%   94,034   94,664
Corporate bonds                    --     0.00%     --     0.00%     --    0.00%   10,300  3.96%   10,300   3.96%   10,300   10,300
Corporate stocks (1)               --     0.00%    4,000   5.74%     --    0.00%      909  0.97%    4,909   4.86%    4,909    4,909
------------------------------------------------------------------------------------------------------------------------------------
    Total Available for Sale      4,981   3.42%  100,849   4.13%   18,019  4.24%   11,209  3.72%  135,058   4.08%  134,643  135,058
------------------------------------------------------------------------------------------------------------------------------------
    Total Other Investments (1)    --     0.00%     --     0.00%     --    0.00%    5,784  4.14%    5,784   4.14%    5,784    5,784
------------------------------------------------------------------------------------------------------------------------------------
      Total                      10,569   5.20%  116,982   4.45%   20,902  4.70%   16,993  3.86%  165,446   4.47%  164,962  166,248
====================================================================================================================================
Percent of Total                             6%              71%             13%             10%
Cumulative Percent of Total                  6%              77%             90%            100%

--------------------------------------------------------------------------------
(1) Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in "Due after 10 years."

LOAN PORTFOLIO

    Loans held for investment, net of unearned income, the largest category of earning assets, were $1,153,230,000 at December 31, 2004, an increase of $214,470,000, or 22.8 percent, compared to $938,760,000 at the end of 2003.
Average loans outstanding during 2004 were $1,057,813,000, an increase of $115,096,000, or 12.1 percent, over the 2003 average of $942,717,000.

    Real estate mortgage loans continue to comprise the largest segment of the loan portfolio. All commercial and residential loans secured by real estate, except real estate construction loans, are included in this category. At December 31, 2004, real estate mortgage loans were $846,694,000, and comprised
73.4 percent of the total loan portfolio. This was an increase of $168,465,000, or 24.8 percent, over year-end 2003. Commercial, financial, agricultural and other loans were $161,442,000, representing 14.0 percent of all loans at December 31, 2004. This category increased $28,387,000, or 21.3 percent, compared to the balance at the end of 2003. Consumer installment loans, comprising $104,179,000, or 9.1 percent of the loan portfolio at December 31, 2004, increased 2.4 percent from the previous year.

    Loan interest income, including fees, was $61,267,000 in 2004, an increase of $2,984,000, or 5.1 percent, over 2003 earnings of $58,283,000. The increase was mainly the result of the substantial increase in the total average outstanding loan balance in 2004 compared with 2003, while overall yields were lower. The average loan portfolio yield in 2004 was 5.79, or 39 basis points lower than 6.18 percent in 2003. Interest and fee income for 2003 was 0.6 percent above the 2002 income of $57,956,000, as strong loan growth was largely offset by the continued decline in lending rates, reflecting the historically low interest rate environment. The average loan yield in 2003 was 100 basis points below the 2002 yield of 7.18 percent. Table 6 shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2004. Loans that mature in one year or less were $208,265,000, or 17.8 percent of total loans. Of the loans due after one year, 506,571,000 or 53.6 percent, had fixed interest rates, compared with variable rate loans of $438,571,000, or 46.4 percent.

    The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans that are well secured and in the process of collection are allowed to remain on an accrual basis until they become one hundred twenty (120) days past due. Unsecured commercial loans are charged off on or before the date they become ninety (90) days past due and, therefore, do not reach nonaccrual status. Commercial and real estate loans that are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming ninety (90) days past due. Closed end consumer loans are charged off or written down to the contractual value on or before becoming one hundred twenty (120) days past due. Open end consumer loans are charged off or written down to the contractual value on or before becoming one hundred eighty (180) days past due. All interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the allowance for loan losses. At December 31, 2004, nonaccrual loans were $2,429,000, compared with $4,669,000 at year-end 2003. At December 31, 2004, loans that were 90 days or more past due and still accruing were $840,000 compared to $2,082,000 at the end of 2003.

     Interest income that was foregone was an immaterial amount for each of the three years ended December 31, 2004. The Company does not have any loans that have been restructured or any foreign loans.

    The Company attempts to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities which could cause these aggregated loans to be similarly impacted by economic or other conditions. As of December 31, 2004, there were no such aggregated credit concentrations.

     The level of risk elements in the loan portfolio for the past five years is shown in Table 7.

TABLE 5
DISTRIBUTION OF NET LOANS
BY TYPE

DECEMBER 31,
(DOLLARS IN THOUSANDS)                     2004              2003              2002              2001              2000
Commercial, financial,
  agricultural and other               $    161,442      $    133,055      $    149,385      $    118,819      $    103,468
Real estate - construction                   40,915            26,511            40,338            37,709            32,256
Real estate - mortgage                      846,694           678,229           562,179           475,110           471,772
Consumer                                    104,179           100,965           111,520           116,442           120,194
------------------------------------------------------------------------------------------------------------------------------
Total loans net of unearned income     $  1,153,230      $    938,760      $    863,422      $    748,080      $    727,690
==============================================================================================================================


Percent of Total
Commercial, financial,
  agricultural and other                       14.0%             14.2%             17.3%             15.9%             14.2%
Real estate - construction                      3.5               2.8               4.7               5.0               4.4
Real estate - mortgage                         73.4              72.2              65.1              63.5              64.8
Consumer                                        9.1              10.8              12.9              15.6              16.6
------------------------------------------------------------------------------------------------------------------------------
Total                                         100.0%            100.0%            100.0%            100.0%            100.0%
==============================================================================================================================

TABLE 6
MATURITY DISTRIBUTION OF LOANS

DECEMBER 31, 2004                                                                   MATURITY
                                                                    1 YEAR            1 - 5            OVER 5
(DOLLARS IN THOUSANDS)                              TOTAL           OR LESS           YEARS             YEARS
Commercial, financial
  agricultural and other                        $    161,442     $     57,627     $     94,428     $      9,387
Real estate - construction                            40,915            9,456            8,167           23,292
Real estate - mortgage                               846,694          130,445          481,798          234,451
Consumer                                             104,179           10,737           91,662            1,780
------------------------------------------------------------------------------------------------------------------
Total                                           $  1,153,230     $    208,265     $    676,055     $    268,910
==================================================================================================================

Loans due after one year with:
      Predetermined interest rates              $    506,394
      Floating or adjustable interest rates     $    438,571

ASSET QUALITY

    Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment securities or loan portfolio, is reviewed by management for credit risk. To facilitate this review, SCBT Financial Corporation has established credit and investment policies that include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. At December 31, 2004 and 2003, the Company did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

    Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are used. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, 99.5 percent of the investments consist of U.S. Government Agency securities and tax-free securities having a rating of "A" or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. The Company maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs as a percentage of net average loans improved to 0.15 percent in 2004, compared with 0.19 percent in 2003 and
0.25 percent in 2002. See "Loans" for a discussion of the Company's chargeoff and nonaccrual policies.

TABLE 7

NONACCRUAL AND PAST DUE LOANS

DECEMBER 31
(DOLLARS IN THOUSANDS)                 2004             2003             2002             2001             2000
Loans past due 90 days or more     $        840     $      2,082     $      1,729     $      1,561     $      1,838
Loans on a nonaccruing basis              2,429            4,669            3,010            3,317            1,481
----------------------------------------------------------------------------------------------------------------------
Total                              $      3,269     $      6,751     $      4,739     $      4,878     $      3,319
======================================================================================================================

TABLE 8

SUMMARY OF LOAN
LOSS EXPERIENCE

DECEMBER 31
(DOLLARS IN THOUSANDS)                          2004              2003              2002              2001              2000
Allowance for loan losses - January 1       $     11,700      $     11,065      $      9,818      $      8,922      $      7,886
-----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                 (2,008)           (2,410)           (2,236)           (1,808)           (1,004)

Total recoveries                                     446               700               256               400               202
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                   (1,562)           (1,710)           (1,980)           (1,408)             (802)

Provision for loan losses                          4,332             2,345             3,227             2,304             1,838
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - December 31     $     14,470      $     11,700      $     11,065      $      9,818      $      8,922
===================================================================================================================================

Average loans - net of unearned income      $  1,043,471      $    899,421      $    792,594      $    732,587      $    680,217

Ratio of net charge-offs to average
  loans - net of unearned income                    0.15%             0.19%             0.25%             0.19%             0.12%

LOAN LOSS PROVISION

    The Company maintains an allowance for loan losses at a level that management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance through its internal risk rating system, outside credit review and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management's analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

    The provision for loan losses for the year ended December 31, 2004 was $4,332,000, compared with $2,345,000 in 2003 and $3,227,000 in 2002. The higher provision in 2004 reflects management's close attention to asset quality and response to strong loan growth throughout the year. The allowance for loan losses was $14,470,000 at December 31, 2004, or 1.25 percent of total loans, net of unearned discount, compared with $11,700,000, or 1.25 percent of total net loans at the end of 2003. Total charge-offs were $2,008,000 in 2004, a decrease of $402,000, or 16.7 percent, from 2003. Recoveries of loans previously charged off were $446,000, a decrease of $254,000, or 36.3 percent from the previous year.

    Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2004 and December 31, 2003, other real estate owned was $1,712,000 and $1,465,000, respectively.

    Improvements in the national economy in 2004 enabled the Federal Reserve to initiate several one-quarter point upward adjustments in short-term interest rates. Most predictions for 2005 appear similarly disposed toward a continued gradual upturn. In South Carolina, meanwhile, business activity has been more restrained, mainly due to job losses in certain sectors and continued concern over the overall rate of employment. In this environment, management expects loan charge off levels in the coming months to be similar to those experienced during 2004. The Office of the Comptroller of the Currency recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In its ongoing consideration of such factors, management considers the Company's allowance for loan losses to be adequate.

LIQUIDITY

    Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity primarily means the consistent ability to meet loan and investments demands and deposit withdrawals. The Company has employed its funds in a manner to provide liquidity in both assets and liabilities sufficient to meet its cash needs.

    Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, six percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists largely of U.S. Government Agency securities and municipal obligations. Loans and other investments are generally held for longer terms and not used for day-to-day operating needs.

     Increases in the Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the use of federal funds purchased, securities sold under agreements to repurchase and other shortterm borrowings.

    The Company regularly obtains borrowed funds in the form of cash management or "sweep" accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreements to repurchase arrangements. During 2004, the Company maintained a prudent level of liquidity through growth in interestbearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

DERIVATIVES AND SECURITIES HELD FOR TRADING

    The Securities and Exchange Commission has adopted rules that require comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). The Company does not currently employ financial derivatives, nor does it maintain a trading portfolio.

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

    The Company's policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. The Company's policy guideline for the maximum negative impact on net interest income from a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. The Company traditionally has maintained a risk position within the policy guideline level. As of December 31, 2004, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 7.5 percent decrease in net interest income while a 200 basis point increase in rates over the same period would result in an approximate 4.6 percent increase in net interest income -- both as compared with a base case unchanged interest rate environment. These results indicate that the Company's rate sensitivity is essentially moderately asset sensitive to the indicated change in interest rates over a one-year horizon. The decrease in net interest income in the declining rate environment is attributable primarily to the current (base) extremely low level of interest rates. Certain key interest rates, such as the federal funds rate, would have to hypothetically move to 0.25 percent in order to drop 200 basis points from current levels. In such a hypothetical case, the Company would not be able to lower certain current deposit and liability rates to the same extent. Also, the model assumes that the Company's residential mortgage loans would quickly prepay in such an extreme rate environment -- thereby lowering interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors. The shape of the fixed-income yield curve can also influence interest rate risk sensitivity, with a "flat" yield curve having a dampening effect on the Company's asset sensitivity.

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

    As shown in the gap analysis in Table 9 below, the Company has a greater dollar value of financial assets that are subject to repricing within a 12 month time horizon than its financial liabilities that are subject to repricing. Cumulatively thereafter through 4 additional 12-month time horizons, there are generally more financial liabilities than financial assets with repricing opportunities. However, the Company has a cumulatively positive interest rate gap for the 5-year aggregate period. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not accounted for by a static gap analysis such as that presented in Table 9.

    The Company does not currently use interest rate swaps or other derivatives to modify the interest rate risk of its financial instruments.

    The following table provides information as of December 31, 2004 about the Company's financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Company to evaluate such deposits. For further information on the fair value of financial instruments, see Note 23 to the consolidated financial statements.

TABLE 9

FINANCIAL INSTRUMENTS THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES

                                                                                                                            FAIR
                                                                                                  THERE                     VALUE
(DOLLARS IN THOUSANDS)               2005        2006         2007        2008        2009        AFTER        TOTAL      12-31-04
Financial assets:
   Loans, net of unearned income:
    Fixed Rate:
       Book Value                  $169,243    $122,973     $127,267    $ 78,819    $ 60,053     $ 31,081     $589,436    $583,253
       Average interest rate           6.14%       5.99%        5.69%       5.96%       5.78%        6.92%       5.99%
    Variable Rate:
       Book Value                  $499,023    $ 22,658     $ 12,775    $ 14,959    $ 13,185     $    511     $563,111    $561,372
       Average interest rate           5.27%       4.75%        4.76%       5.41%       5.44%        6.11%        5.24%
 Securities held to maturity:
    Fixed Rate:
       Book Value                  $  6,848    $  8,297     $  3,760    $  2,563    $  2,035     $  1,101     $ 24,604    $ 25,406
       Average interest rate           4.19%       4.92%        4.32%       4.27%       4.20%        5.14%        4.51%
    Variable Rate:
       Book Value                      --          --           --          --          --           --           --          --
       Average interest rate           --          --           --          --          --           --           --
 Securities available for sale:
    Fixed Rate:
       Book Value                  $ 29,613    $ 24,113     $ 22,989    $ 20,923    $ 18,626     $  8,334     $124,598    $124,415
       Average interest rate           4.27%       4.01%        3.59%       3.35%       4.13%        4.20%        3.91%
    Variable Rate:
       Book Value                  $ 10,461        --           --          --                       --       $ 10,461     $ 10,461
       Average interest rate           3.95%       --           --          --          --           --           3.95%
 Other investments:
    Fixed Rate:
       Book Value                  $   --      $   --       $   --      $   --      $  1,046     $   --       $  1,046    $  1,046
       Average interest rate           0.00%       0.00%        0.00%       0.00%       6.00%        0.00%        6.00%
    Variable Rate:
       Book Value                  $  4,737        --           --          --                       --       $  4,737    $  4,737
       Average interest rate           3.63%       --           --          --          --           --           3.63%
   Federal funds sold              $ 17,876        --           --          --          --           --       $ 17,876    $ 17,876
       Average interest rate           1.98%       --           --          --          --           --           1.98%
------------------------------------------------------------------------------------------------------------------------------------
Total Financial Assets             $737,801    $178,041     $166,791    $117,264    $ 94,945     $ 41,027     $1,335,869  $1,328,566
====================================================================================================================================
Financial Liabilities:
    Non-interest bearing-deposits  $ 28,403    $ 28,403     $ 28,403    $ 28,403    $ 28,403     $ 82,742     $224,757    $204,705
       Average interest rate            N/A         N/A          N/A         N/A         N/A          N/A          N/A
    Interest-bearing
       savings and checking        $177,584    $177,584     $ 59,038    $ 59,038    $ 58,559     $   --       $531,803    $516,575
       Average interest rate           1.30%       1.30%        0.30%       0.30%       0.30%        --           0.97%       --
    Time deposits                  $285,487    $ 79.991     $ 39,636    $  3,975    $  3,405     $  2,989     $415,483    $415,297
       Average interest rate           2.12%       2.83%        3.72%       3.50%       3.55%        3.86%        2.45%       --
    Federal funds purchased
       and securities sold under
       agreements to repurchase    $ 89,208        --           --          --          --           --       $ 89,208    $ 89,208
       Average interest rate           1.42%       --           --          --          --           --          1.42%
    Notes payable                  $    123    $  7,125     $    127    $  3,128    $ 10,130     $ 31,295     $ 51,928    $ 55,952
       Average interest rate           4.94%       4.79%        4.93%       5.49%       4.92%        4.54%        4.71%       --
------------------------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities        $580,805    $293,103     $127,204    $ 94,544    $100,497     $117,026     $1,313,179  $1,281,737
====================================================================================================================================

Interest rate sensitivity gap      $156,996    $(115,062)   $ 39,587    $ 22,720    $ (5,552)    $(75,999)    $ 22,690
Cumulative interest rate
 sensitivity gap                   $156,996    $  41,934    $ 81,521    $104,241    $ 98,689     $ 22,690
Cumulative interest rate
 sensitivity gap as percent
 of total financial assets            11.75%       3.14%        6.10%       7.80%       7.39%        1.70%

DEPOSITS

     Customer deposits provide the Company with its primary source of funds for the continued growth of its loan and investment securities portfolios. At December 31, 2004, total deposits were $1,171,313,000, an increase of $223,914,000 or 23.6 percent, from $947,399,000 at the end of 2003. The 2003 balance was $49,236,000, or 5.2 percent, greater than total deposits at year-end 2002. Noninterest-bearing accounts grew by $53,714,000, or 31.5 percent, for the year ended December 31, 2004. Interest-bearing deposits were $947,286,000 at end of 2004, an increase of $170,200,000, or 21.9 percent, from one year earlier. Contributing to these increases was a corporate-wide free checking deposit campaign to increase new account activity which resulted in 10,771 new personal accounts and 2,512 new business checking accounts. This represents a 42% increase in new checking account activity from 2003.

    Average total deposits during 2004 were $1,059,942,000, an increase of $113,070,000, or 11.9 percent, over 2003. Total average interest-bearing deposits grew by $78,047,000, or 10.1 percent, led by a $25,679,000, or 12.5 percent, increase in average interest-bearing transaction accounts. Average noninterest-bearing demand deposits increased $34,976,000, or 20.2 percent. In 2003, total deposits averaged $946,919,000, an increase of $91,696,000, or 10.7 percent, compared with 2002. This increase was also mainly due to growth in average interest-bearing transaction accounts of $34,025,000, 19.9 percent, and an increase of $34,670,000, or 25.0 percent, in noninterest-bearing deposits.

     At December 31, 2004, the ratio of interest-bearing deposits to total deposits was 80.4 percent, down slightly from 81.7 percent and 83.8 percent at the end of 2003 and 2002, respectively.

TABLE 10

MATURITY DISTRIBUTION OF CD'S OF $100,000 OR MORE

DECEMBER 31                                                2004         2003
(DOLLARS IN THOUSANDS)
Within three months                                    $   35,032   $   38,514
After three through six months                             21,342       37,853
After six through twelve months                            49,774       35,636
After twelve months                                        50,830       22,299
--------------------------------------------------------------------------------
Total                                                  $  156,978   $  134,302
================================================================================

SHORT-TERM BORROWED FUNDS

    The distribution of SCBT Financial Corporation's short-term borrowings at the end of the last three years, the average amounts outstanding during each such period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category are presented below. Federal funds purchased and securities sold under agreement to repurchase most typically have maturities within one to three days from the transaction date. Certain of the borrowings have no defined maturity date. TABLE 11

DECEMBER 31
(DOLLARS IN THOUSANDS)

                                         2004                   2003                   2002
                                 AMOUNT        RATE     AMOUNT        RATE     AMOUNT        RATE
At period-end:
  Federal funds purchased
    and securities sold under
    repurchase agreements       $ 89,208       1.43%   $ 80,967       0.45%   $ 88,616       0.82%
----------------------------------------------------------------------------------------------------
  Other borrowings                51,928       5.03%     52,050       4.98%     49,500       5.03%
----------------------------------------------------------------------------------------------------
Average for the year:
  Federal funds purchased
    and securities sold under
    repurchase agreements and   $ 90,445       0.76%   $ 86,185       0.63%   $ 75,956       1.15%
----------------------------------------------------------------------------------------------------
  Other borrowings                58,630       4.63%     51,720       4.88%     49,500       5.03%
----------------------------------------------------------------------------------------------------
Maximum month-end balance:
  Federal funds purchased
    and securities sold under
    repurchase agreements       $111,889               $101,991               $ 88,617
----------------------------------------------------------------------------------------------------
  Other borrowings                92,000                 63,500                 49,500
----------------------------------------------------------------------------------------------------

CAPITAL AND DIVIDENDS

    A traditionally strong shareholders' equity base has provided SCBT Financial Corporation with support for its banking operations and opportunities for growth, while ensuring sufficient resources to absorb the risks inherent in the business. As of December 31, 2004, shareholders' equity was $118,798,000 or 8.2 percent of total assets. At year-end 2003 and 2002, shareholders' equity was $112,349,000, or 9.4 percent, and $103,496,000, or 9.0 percent of total assets, respectively.

    The Company and its banking subsidiaries are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least fifty percent of total capital and total capital must be eight percent of risk-weighted assets. The Tier 1 capital ratio for SCBT Financial Corporation was 9.85 percent at December 31, 2004, 11.81 percent at December 31, 2003 and 11.67 percent at the end of 2002. The total capital ratio for the Company was 11.10 percent,
13.06 percent and 12.92 percent for the years ended December 31, 2004, 2003 and 2002, respectively.

    As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution's composite rating as determined by its regulators. The leverage ratio for SCBT Financial Corporation was 8.05 percent at December 31, 2004, 9.13 percent at December 31, 2003 and 8.70 percent at December 31, 2002. The Company well exceeded all minimum ratio standards established by the regulatory agencies.

    SCBT Financial Corporation pays dividends to shareholders from funds provided mainly by dividends from its subsidiary banks. Such bank dividends are subject to certain regulatory restrictions and require the approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of the banks' net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2004, approximately $26,508,000 of the banks' retained earnings was available for distribution to the Company as dividends without prior regulatory approval.

     In 2004, the Company made shareholder dividend payments of $5,228,000 as compared with $5,070,000 in 2003 and $4,420,000 in 2002. The dividend pay-out ratios were 36.66 percent, 33.98 percent and 33.71 percent for the years 2004, 2003 and 2002, respectively. Earnings that are retained continue to be used as a basis for loan and investment portfolio growth and in support of acquisition or other business expansion opportunities.

NONINTEREST INCOME AND EXPENSE

    Noninterest income provides additional revenues for the Company that are significant sources of income. This is especially important in periods such as the financial services industry has experienced in recent years in which prolonged historically low interest rates have resulted in compression of net interest margins. For the year ended December 31, 2004, noninterest income was $22,651,000, or 1.2 percent less than $22,915,000 in 2003. Noninterest income in 2003 was $5,067,000, or 28.4 percent, greater than $17,848,000 in 2002. In 2004,
2003 and 2002, noninterest income comprised 25.0 percent, 26.1 percent and 20.8 percent, respectively, of total interest and noninterest income.

    Service charges on deposit accounts were $11,854,000 in 2004, or 52.3 percent of total noninterest income, and representing a $317,000, or 2.8 percent increase over 2003. This increase was mainly the result of strong deposit growth during 2004. For the year ended December 31, 2003, service charges on deposit accounts were $11,537,000, or 50.4 percent of total noninterest income. This was a $638,000, or 5.9 percent increase over 2002 and also resulted primarily from deposit growth.

   During 2004, other service charges and fees decreased by $2,348,000, or 20.6 percent, to $9,030,000, compared with 2003. For the year 2003, other service charges and fees were up $4,429,000, or 63.7 percent, to $11,378,000, compared to the previous year. The year 2003 stands out during this three-year period as fees earned on the origination of fixed rate home mortgage loans sold into the secondary market reached peak levels. This was the result of the prolonged low interest rate environment and attendant surge in loan activities, especially in the area of mortgage refinancing. Like most lending institutions, the Company experienced a decrease in mortgage loan originations toward the end of 2003 and throughout 2004.

   The Company initiated two nonrecurring-type transactions during 2004 that produced significant additions to noninterest income. During the first quarter, South Carolina Bank and Trust, N.A. recognized a $782,000 pretax gain on the sale of its Cameron, South Carolina branch to Farmers and Merchants Bank of South Carolina. In the second quarter of 2004, the Company's banks sold their credit card loan portfolios to a third party service provider, recognizing a combined pretax gain of $953,000.

    Noninterest expense was $51,131,000 in 2004, an increase of $2,416,000, or
5.0 percent, from 2003. In 2003, noninterest expense was $48,715,000, an increase of $6,148,000, or 14.4 percent, compared with 2002. Salaries and employee benefits were the largest component of noninterest expense, comprising
54.3 percent, 58.9 percent and 56.7 percent, respectively, of the category totals for 2004, 2003 and 2002. In 2004, salaries and employee benefits were $27,762,000, a decrease of $908,000, or 3.2 percent, from 2003. This decrease resulted from lower commissions paid on lower levels of mortgage loan originations and from efforts to control personnel-related expenses. In 2003, salaries and employee benefits were $28,670,000, an increase of $4,534,000, or
18.8 percent, compared with 2002. This increase was the result of planned higher levels of salary, benefits and incentive costs associated with increased staffing levels and lending activities, and commissions paid to mortgage loan originators based on strong loan production. At December 31, 2004, the Company employed 513 full-time equivalent employees, compared with 514 and 480 at the end of 2003 and 2002, respectively. Payments under cash incentive plans covering all employees and based on attainment of certain earnings thresholds were not paid in 2004, following payments totaling $1,514,255 in 2003 and $1,732,000 in 2002.

   Net occupancy expense was $3,309,000, $2,887,000 and $2,319,000 in 2004, 2003
and 2002, respectively. The 14.6 percent increase in 2004 compared with 2003 was mainly due to increased lease expenses and operating costs of new bank facilities. In 2003, an expense increase of 24.5 percent from the previous year was the result of branch openings and the new Columbia, South Carolina corporate headquarters facility completed and occupied in January 2003.

   Furniture and equipment expense was $4,447,000, $4,397,000 and $3,858,000 in 2004, 2003 and 2002, respectively. These expenses were up 1.1 percent from 2003 to 2004 as increased depreciation expense on asset additions and higher service contract costs were largely offset by decreased expenses associated with equipment rentals. The 14.0 percent expense increase from 2002 to 2003 was mainly due to higher depreciation expense and costs of leasing data processing equipment and other equipment in connection with new facilities.

   For the year 2004, other expense was $15,613,000, an increase of $2,852,000, or 22.4 percent, compared with 2003. This increase resulted from a $629,000 increase in advertising expenses, mainly associated with extended loan and deposit marketing campaigns; foreclosed property maintenance and disposition expense increases of $408,000; chief executive officer severance expenses of $330,000; legal and accounting fee increases of $304,000, mainly due to internal control and governance initiatives associated with Sarbanes-Oxley Act compliance issues; increase in customer printed check charges of $100,000 due to free checking campaign; increase for moving stock listing from American Stock Exchange to The Nasdaq Stock Market of $100,000; increase in merger and acquisition expense related to purchase of Denmark branch and sale of Cameron branch of $103,000; and a $258,000 increase in real property taxes due to additional facilities and higher tax levies. In 2003, other expense was $12,761,000, an increase of $507,000, or 4.1 percent, from 2002. Variations in expense from 2002 to 2003 included increases in facilities operating expenses of $232,000; real property tax increases of $203,000; increased legal fees of $118,000; public relations expense increase of $116,000; and a $293,000 decrease in consulting fees.

TABLE 12

QUARTERLY RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                2004 QUARTERS                                   2003 QUARTERS
                                  FOURTH      THIRD       SECOND       FIRST      FOURTH      THIRD       SECOND      FIRST
Interest income                 $  18,525   $  17,442   $  16,382   $  15,559   $  15,487   $  16,411   $  16,536   $  16,420
Interest expense                    4,570       3,862       3,104       3,107       3,052       3,511       3,986       4,073
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income             13,955      13,580      13,278      12,452      12,435      12,900      12,550      12,347
-------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses           1,163         787       1,594         788         445         831         230         839
Noninterest income                  5,417       5,208       6,310       5,716       5,510       6,432       5,639       5,334
Noninterest expense                13,265      12,278      13,102      12,486      12,062      12,828      12,196      11,629
-------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes       4,944       5,723       4,892       4,894       5,438       5,673       5,763       5,213
Income taxes                        1,520       1,821       1,568       1,528       1,770       1,787       1,952       1,792
-------------------------------------------------------------------------------------------------------------------------------
   Net income                   $   3,424   $   3,902   $   3,324   $   3,366   $   3,668   $   3,886   $   3,811   $   3,421
===============================================================================================================================

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

    Core deposit premium costs, included in other assets in the consolidated balance sheets, consist of costs that resulted from the acquisition of branches from other commercial banks. Core deposit premium costs represent the estimated value of longterm deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that management believes reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Beginning January 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment.

EFFECT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measure of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, the majority of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more signifycant effect on a fynancial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

    While the effect of inflation on banks is normally not as signifycant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects the banks' customers and may result in an indirect effect on the banks' business.

CONTRACTUAL OBLIGATIONS

  The following table presents payment schedules for certain contractual obligations of the Company as of December 31, 2004. Long-term debt obligations totaling $51,928,000 include advance agreements (borrowings) with the Federal Home Loan Bank (FHLB) of Atlanta. These advances are collateralized by stock in the FHLB of Atlanta and qualifying fyrst mortgage residential loans and commercial real estate loans under a blanket floating lien. Further information regarding these advances is contained in Table 11 of this Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating lease obligations of $15,083,000 pertain to banking facilities and equipment. Certain lease agreements include payment of properry taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 19 to the consolidated financial statements.

(DOLLARS IN THOUSANDS)
                                                      Payment Due by Period
                                               Less Than       1-3          3-5       More Than
                                    Total       1 Year        Years        Years       5 Years

Long-term debt obligations(1)     $ 51,928     $    123     $  7,252     $ 13,258     $ 31,295
Operating lease obligations         15,083        2,640        4,669        4,437        3,337
                                ----------------------------------------------------------------

Total                             $ 67,011     $  2,763     $ 11,921     $ 17,695     $ 34,632
                                ================================================================

--------------------------------------------------------------------------------

(1)  Represents principal maturities

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

    J. W. Hunt and Company, LLP, independent auditors, has audited the financial statements and notes included in this Annual Report. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), and their opinion presents an objective evaluation of management's discharge of its responsibility to fairly present the financial statements of the Company. Their opinion is contained in their report below. All financial information appearing in this Annual Report is consistent with that in the audited financial statements.

SCBT Financial Corporation
Columbia, South Carolina
February 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
   the Board of Directors
SCBT Financial Corporation

    We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

J. W. Hunt and Company, LLP
Columbia, South Carolina
February 10, 2005

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                              DECEMBER 31,
                                                                                         2004              2003
                                                                                         ----              ----
                                     ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                           $     39,261      $     38,541
   Interest-bearing deposits with banks                                                    14,876             6,637
   Federal funds sold                                                                       3,000             4,500
---------------------------------------------------------------------------------------------------------------------
           Total cash and cash equivalents                                                 57,137            49,678
---------------------------------------------------------------------------------------------------------------------
Investment securities:
   Securities held to maturity (fair value of $25,406 in 2004 and $30,952 in 2003)         24,604            29,487
   Securities available for sale, at fair value                                           135,058           117,247
   Other investments                                                                        5,784             5,275
---------------------------------------------------------------------------------------------------------------------
           Total investment securities                                                    165,446           152,009
---------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                        13,837            12,346
---------------------------------------------------------------------------------------------------------------------
Loans                                                                                   1,153,407           939,538
   Less unearned income                                                                      (177)             (778)
   Less allowance for loan losses                                                         (14,470)          (11,700)
---------------------------------------------------------------------------------------------------------------------
           Loans, net                                                                   1,138,760           927,060
---------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                33,667            32,647
---------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                    3,717             2,363
---------------------------------------------------------------------------------------------------------------------
Other assets                                                                               24,413            21,589
---------------------------------------------------------------------------------------------------------------------
           Total assets                                                              $  1,436,977      $  1,197,692
=====================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                               $    224,027      $    170,313
   Interest-bearing                                                                       947,286           777,086
---------------------------------------------------------------------------------------------------------------------
           Total deposits                                                               1,171,313           947,399
Federal funds purchased and securities
   sold under agreements to repurchase                                                     89,208            80,967
FHLB advances                                                                              51,928            52,050
Other liabilities                                                                           5,730             4,927
---------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                            1,318,179         1,085,343
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 19, 20, and 22)
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock - $2.50 par value, authorized 40,000,000 shares 7,657,094 and
        7,690,186 shares issued and outstanding
   Stock dividend distributable                                                            19,143            19,225
   Surplus                                                                                    955              --
   Retained earnings                                                                       72,079            62,722
   Accumulated other comprehensive income                                                  26,486            29,787
                                                                                              135               615
---------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                          118,798           112,349
---------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                     $  1,436,977      $  1,197,692
=====================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   2004         2003         2002
                                                                                   ----         ----         ----
Interest income:
  Loans, including fees                                                          $ 61,267     $ 58,283     $ 57,956
  Investment securities:
     Taxable                                                                        4,856        4,682        7,006
     Tax-exempt                                                                     1,461        1,679        1,802
  Money market funds                                                                   11           67          404
  Federal funds sold                                                                  138           82          107
  Deposits with banks                                                                 175           61           49
---------------------------------------------------------------------------------------------------------------------
                     Total interest income                                         67,908       64,854       67,324
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                         11,243       11,555       15,382
  Federal funds purchased and securities
     sold under agreements to repurchase                                              687          545          878
  FHLB advances                                                                     2,713        2,522        2,492
---------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                     14,643       14,622       18,752
---------------------------------------------------------------------------------------------------------------------
Net interest income:
  Net interest income                                                              53,265       50,232       48,572
  Provision for loan losses                                                         4,332        2,345        3,227
---------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                        48,933       47,887       45,345
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts                                              11,854       11,537       10,899
  Other service charges and fees                                                    9,030       11,378        6,949
  Gain on sale of assets                                                            1,766         --           --
  Realized gain on securities available for sale                                        1         --           --
---------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                                   22,651       22,915       17,848
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                                                   27,762       28,670       24,136
  Net occupancy expense                                                             3,309        2,887        2,319
  Furniture and equipment expense                                                   4,447        4,397        3,858
  Other expense                                                                    15,613       12,761       12,254
---------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                                  51,131       48,715       42,567
---------------------------------------------------------------------------------------------------------------------
Earnings:
  Income before provision for income taxes                                         20,453       22,087       20,626
  Provision for income taxes                                                        6,437        7,301        6,792
---------------------------------------------------------------------------------------------------------------------
        Net income                                                               $ 14,016     $ 14,786     $ 13,834
=====================================================================================================================
Earnings per share:
  Basic                                                                          $   1.74     $   1.83     $   1.72
=====================================================================================================================
  Diluted                                                                        $   1.72     $   1.82     $   1.71
=====================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                                                          Accumulated
                                            Common Stock           Stock                                     Other
                                            ------------         Dividend                    Retained    Comprehensive
                                       Shares         Amount   Distributable    Surplus      Earnings        Income        Total
                                       ------         ------   -------------    -------      --------        ------        -----
Balance, December 31, 2001            6,964,878    $   17,412    $     --     $   46,016    $   28,485    $    1,152    $   93,065
                                                                                                                        ----------
Comprehensive income:
  Net income                               --            --            --           --          13,834          --          13,834
  Change in net unrealized gain on
    securities available for sale,
    net of tax effects                     --            --            --           --            --             667           667
                                                                                                                        ----------
      Total comprehensive income                                                                                            14,501
                                                                                                                        ----------
Cash dividends declared at $.63
  per share                                --            --            --           --          (4,420)         --          (4,420)
                                                                                                                        ----------
Stock options exercised                   4,300            11          --             67          --            --              78
                                                                                                                        ----------
Employee stock purchases                  3,776             9          --             72          --            --              81
                                                                                                                        ----------
Restricted stock awards                  17,000            43          --            413          --            --             456
                                                                                                                        ----------
Common stock repurchased                (12,402)          (31)         --           (234)         --            --            (265)
                                                                                                                        ----------
Common stock dividend of 10%;
    record date, November 22, 2002      695,787         1,739          --         16,089       (17,828)         --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002            7,673,339        19,183                     62,423        20,071         1,819       103,496
                                                                                                                        ----------
Comprehensive income:
  Net income                               --            --            --           --          14,786          --          14,786
  Change in net unrealized gain on
    securities available for sale,
    net of tax effects                     --            --            --           --            --          (1,204)       (1,204)
                                                                                                                        ----------
      Total comprehensive income                                       --                                                   13,582
                                                                                                                        ----------
Cash dividends declared at $.66
  per share                                --            --            --           --          (5,070)         --          (5,070)
                                                                                                                        ----------
Stock options exercised                   5,723            14          --             86          --            --             100
                                                                                                                        ----------
Employee stock purchases                 11,224            28          --            217          --            --             245
                                                                                                                        ----------
Restricted stock awards                   2,000             5          --             44          --            --              49
                                                                                                                        ----------
Common stock repurchased                 (2,100)           (5)         --            (48)         --            --             (53)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003            7,690,186        19,225          --         62,722        29,787           615       112,349
                                                                                                                        ----------
Comprehensive income:
  Net income                               --            --            --           --          14,016          --          14,016
  Change in net unrealized gain on
    securities available for sale,
    net of tax effects                     --            --            --           --            --            (480)         (480)
                                                                                                                        ----------
      Total comprehensive income                                                                                            13,536
                                                                                                                        ----------
Cash dividends declared at $.68
  per share                                --            --            --           --          (5,228)         --          (5,228)
                                                                                                                        ----------
Stock options exercised                  71,617           179                      1,125          --            --           1,304
                                                                                                                        ----------
Employee stock purchases                 11,199            28          --            253          --            --             281
                                                                                                                        ----------
Restricted stock awards                   5,000            13          --            133          --            --             146
                                                                                                                        ----------
Common stock repurchased               (120,908)         (302)         --         (3,288)         --            --          (3,590)
                                                                                                                        ----------
Common stock dividend of 5%;
    record date, December 20, 2004         --            --             955       11,134       (12,089)         --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004            7,657,094    $   19,143    $      955   $   72,079    $   26,486    $      135    $  118,798
====================================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            2004          2003          2002
                                                                            ----          ----          ----
Cash flows from operating activities:
  Net income                                                             $   14,016    $   14,786    $   13,834
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
        Depreciation and amortization
                                                                              2,698         2,498         2,005
        Provision for loan losses                                             4,332         2,345         3,227
        Deferred income taxes                                                  (651)          186          (109)
        Gain on sale of securities available for sale                            (1)         --            --
        (Gain) loss on sale of assets                                        (1,766)           (7)            4
        Net amortization of investment securities                               531         1,054           962
        Net change in:
           Loans held for sale                                               (1,491)       26,795       (18,363)
           Accrued interest receivable                                       (1,120)          362           667
           Prepaid assets                                                       256            (1)         (771)
           Miscellaneous other assets                                        (2,856)       (4,916)       (3,978)
           Accrued interest payable                                             429          (739)         (687)
           Accrued income taxes                                                  36          (502)           95
           Miscellaneous other liabilities                                      356         2,115           690
-----------------------------------------------------------------------------------------------------------------
               Net cash provided (used) by operating activities              14,769        43,976        (2,424)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale             4,223          --            --
  Proceeds from maturities of investment securities held to maturity          2,595         3,666         2,807
  Proceeds from maturities of investment securities available for sale       54,367       118,467       277,106
  Proceeds from sales of other investment securities                            832          --            --
  Purchases of investment securities held to maturity                          --            --          (1,073)
  Purchases of investment securities available for sale                     (75,415)     (111,662)     (253,492)
  Purchases of other investment securities                                   (1,341)         (526)         (252)
  Net increase in customer loans                                           (225,341)      (77,747)     (117,572)
  Recoveries on loans previously charged off                                    446           700           256
  Purchases of premises and equipment                                        (3,337)       (6,022)      (10,773)
  Proceeds from sale of premises and equipment                                  277            23           187
  Proceeds from sale of credit card portfolio                                 9,814          --            --
-----------------------------------------------------------------------------------------------------------------
               Net cash used by investing activities                       (232,880)      (73,101)     (102,806)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits                                           236,753        48,116        86,640
  Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                       8,240        (7,648)       21,999
  Proceeds from FHLB advances                                                96,000        46,550          --
  Repayment of FHLB advances                                                (96,122)      (44,000)         --
  Payment in connection with sale of branch                                 (12,214)         --            --
  Common stock issuance                                                         427           294           537
  Common stock repurchase                                                    (3,590)          (53)         (265)
  Dividends paid                                                             (5,228)       (5,070)       (4,420)
  Stock options exercised                                                     1,304           100            78
-----------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                    225,570        38,289       104,569
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          7,459         9,164          (661)
Cash and cash equivalents at beginning of year                               49,678        40,514        41,175
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $   57,137    $   49,678    $   40,514
==================================================================================================================
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
  Interest                                                               $   14,231    $   15,361    $   18,282
==================================================================================================================
  Income taxes                                                           $    7,110    $    7,761    $    6,705
==================================================================================================================

Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans:          $    1,911    $    1,465    $    1,051
==================================================================================================================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., (the "Banks"). The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America. The Banks provide general banking services within the State of South Carolina.

In December 2002, South Carolina Bank and Trust, N.A. acquired the majority of the consumer loan portfolio and related assets of CreditSouth Financial Services Corporation ("CreditSouth"), a former subsidiary of the Company, and assumed the continuing lending activities of that entity. Thereafter, CreditSouth ceased active lending programs and focused on servicing a retained portfolio of loans that were delinquent at the time of the acquisition. In March 2004, the remaining CreditSouth loans totalling approximately $123,000 were donated to South Carolina Bank and Trust, N.A. and CreditSouth was dissolved.

In July 2003, South Carolina Bank and Trust of the Pee Dee, N.A., was merged with South Carolina Bank and Trust, N.A., in order to achieve certain operating efficiencies.

In April 2004, The Mortgage Banc ("TMB") was incorporated as a wholly owned subsidiary of South Carolina Bank and Trust, N.A. TMB is focusing initially on providing mortgage products and services to other financial institutions and mortgage companies throughout the Southeast. TMB's offices and personnel are located in the Company's headquarters facility in Columbia, South Carolina.

Also in April 2004, the credit card loan portfolios of the Banks were sold for a pre-tax gain of $953,000.

In December 2004, the Company entered into an Agreement and Plan of Merger by and between the Company and New Commerce BanCorp ("NCB"), pursuant to which, among other things, NCB will be merged with and into the Company. This agreement was amended in January 2005 to provide for the acquisition and merger of NCB and New Commerce Bank into South Carolina Bank and Trust, N.A. A more detailed explanation of this transaction is provided in Item 1., "Business," on pages 1 and 2. Pursuant to the agreement, South Carolina Bank and Trust, N.A. will pay an aggregate purchase price in the merger of approximately $20.2 million in cash. Consummation of the merger is subject to regulatory approval and the approval of NCB's shareholders, along with other customary closing conditions. NCB, which began operations in 1999, is the parent holding company of New Commerce Bank and is headquartered in Greenville, South Carolina. New Commerce Bank has two branch offices in the Mauldin and Simpsonville communities of Greenville County. NCB had total assets of $96 million as of December 31, 2004. The transaction is anticipated to close in the second quarter of 2005.

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

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, and valuation of deferred tax assets. In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiaries' allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

CONCENTRATIONS OF CREDIT RISK:

The Company's subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions within South Carolina and the surrounding region.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $27,865,000 at December 31, 2004. Based on this criteria, the Company had three such credit concentrations at the end of 2004, including $67,274,000 of loans to lessors of nonresidential buildings, $43,505,000 of loans to religious organizations, and $40,325,000 of loans to borrowers engaged in other activities related to real estate.

INVESTMENT SECURITIES:

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other investments include stock acquired for regulatory purposes, such as Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment.

LOANS HELD FOR SALE:

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

RATE LOCK COMMITMENTS:

The Company enters into rate lock commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding. Rate lock commitments on mortgage loans that are originated for resale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 10 to 60 days. For such rate lock commitments, the Company is protected from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded.

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

INTANGIBLE ASSETS:

Intangible assets consist primarily of goodwill and core deposit premium costs that may result from the acquisition of other companies or branches from other banks. Core deposit premium costs represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed. Core deposit premium costs are being amortized over the estimated useful lives of the deposit accounts acquired on a method that reasonably approximates the anticipated benefit stream from the accounts. Beginning January 1, 2002, goodwill is no longer amortized, but it is reviewed for potential impairment. The impairment tests are performed at a reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To the extent that impairment exists, write-downs to realizable value are recorded.

EMPLOYEE BENEFIT PLANS:

A summary of the Company's various employee benefit plans follows:

PENSION PLAN - The Company and its subsidiaries have a non-contributory defined benefit pension plan covering all employees who have attained age twenty-one and have completed one year of eligible service. The Company's funding policy is based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service's funding standards.

PROFIT-SHARING PLAN - The Company and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age twenty-one and completing one year of eligible service. Plan participants elect to contribute 1% to 6% of annual base compensation as a before tax contribution. The Company matches 50% of these contributions. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute an additional 1% to 6% (or higher, in certain cases) of annual base compensation as a before tax contribution with no employer matching contribution.

RETIREE MEDICAL PLAN - Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2004, and the liability for future benefits has been recorded in the consolidated financial statements. EMPLOYEE

STOCK PURCHASE PLAN - The Company has registered 300,000 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed one year of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 85 percent of the common stock's fair value on either the first or last day of the quarter.

CASH AND CASH EQUIVALENTS:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may from time to time have longer terms.

INCOME TAXES:

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, consumer loan income, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return with its subsidiaries.

ADVERTISING COSTS:

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a current year.

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

COMPREHENSIVE INCOME:

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 is not expected to have a material impact on the Company's results of operations or financial condition.

In March 2004, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS (SAB 105). SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Refer above to the Company's policy for accounting for rate lock commitments for further detail. The adoption of SAB 105 had no material impact on the Company's results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Corporation for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. The Company is currently evaluating the effect of the recognition and measurement provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, STATEMENT OF CASH FLOWS, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The Company plans to adopt SFAS 123R beginning July 1, 2005, and does not expect it to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS
- an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the measurement of nonmonetary exchanges and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position or results of operations.

OTHER:

Certain amounts previously reported have been restated only for the purpose of conforming with the current year's presentation. Such reclassifications had no effect on net income.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS:

The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2004 and 2003 was approximately $16,544,000 and $11,413,000, respectively.

At December 31, 2004, the Company and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $4,378,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 3 - INVESTMENT SECURITIES:

The following is the amortized cost and fair value of investment securities held to maturity at December 31, 2004 and 2003:

                                                       2004
                                               GROSS           GROSS
                              AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                COST           GAINS           LOSSES          VALUE
                                ----           -----           ------          -----
(DOLLARS IN THOUSANDS)
State and municipal          $   24,604     $      802      $     --        $   25,406
----------------------------------------------------------------------------------------
       Total                 $   24,604     $      802      $     --        $   25,406
========================================================================================

                                                       2003
                                               GROSS           GROSS
                              AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                COST           GAINS           LOSSES          VALUE
                                ----           -----           ------          -----
(DOLLARS IN THOUSANDS)
State and municipal          $   29,487     $    1,465      $     --        $   30,952
----------------------------------------------------------------------------------------
       Total                 $   29,487     $    1,465      $     --        $   30,952
========================================================================================

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of securities available for sale at December 31, 2004 and 2003:

                                                       2004
                                               GROSS           GROSS
                              AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                COST           GAINS           LOSSES          VALUE
                                ----           -----           ------          -----
(DOLLARS IN THOUSANDS)
U. S. Treasury and other
   Government agencies       $   25,365     $       38      $     (218)     $   25,185
Mortgage-backed                  94,664            776            (776)         94,664
Corporate bonds                  10,300           --              --            10,300
Corporate stocks                  4,513            396            --             4,909
----------------------------------------------------------------------------------------
   Total                     $  134,842     $    1,210      $     (994)     $  135,058
========================================================================================

                                                       2003
                                               GROSS           GROSS
                              AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                COST           GAINS           LOSSES          VALUE
                                ----           -----           ------          -----
(DOLLARS IN THOUSANDS)
U. S. Treasury and other
   Government agencies       $   25,448     $       44      $      (39)     $   25,453
Mortgage-backed                  77,906          1,177            (523)         78,560
Corporate bonds                   6,500           --              --             6,500
Corporate stocks                  6,402            332            --             6,734
----------------------------------------------------------------------------------------
   Total                     $  116,256     $    1,553      $     (562)     $  117,247
========================================================================================

The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                        SECURITIES                     SECURITIES
                                     HELD TO MATURITY             AVAILABLE FOR SALE
                                  AMORTIZED        FAIR         AMORTIZED        FAIR
                                     COST          VALUE           COST          VALUE
                                     ----          -----           ----          -----
(DOLLARS IN THOUSANDS)
Due in one year or less          $    5,588     $    5,624     $    5,001     $    4,981
Due after one year through
     five years                      16,133         16,668        100,869        100,849
Due after five years through
     ten years                        2,883          3,114         18,160         18,019
Due after 10 ten years                 --             --           10,300         10,300
------------------------------------------------------------------------------------------
     Subtotal                        24,604         25,406        134,330        134,149
No contractual maturity                --             --              512            909
------------------------------------------------------------------------------------------
     Total                       $   24,604     $   25,406     $  134,842     $  135,058
==========================================================================================

There were no sales or transfers of held-to-maturity securities during 2004, 2003 or 2002. The following table summarizes information with respect to sale of available-for-sale securities:

                                                        YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                            2004            2003           2002
                                                  ----            ----           ----
Sales Proceeds                                 $    4,223      $     --       $     --
------------------------------------------------------------------------------------------
Gross realized gains                                    5            --             --
Gross realized losses                                  (4)           --             --
------------------------------------------------------------------------------------------
Net realized gain                                       1            --             --
==========================================================================================

The Company had thirty-two (32) securities with gross unrealized losses at December 31, 2004. Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                 LESS THAN TWELVE MONTHS      TWELVE MONTHS OR LONGER
                                 -----------------------      -----------------------
                                   GROSS                         GROSS
                                 UNREALIZED        FAIR        UNREALIZED       FAIR
                                   LOSSES          VALUE         LOSSES         VALUE
                                   ------          -----         ------         -----
(DOLLARS IN THOUSANDS)
Securities Available for Sale
-----------------------------
U.S. Treasury and
   Government agencies
                                 $      218     $   15,274     $     --       $     --
Mortgage-backed                         414         43,926            362         21,072
------------------------------------------------------------------------------------------
   Total Available for Sale      $      632     $   59,200     $      362     $   21,072
==========================================================================================

At December 31, 2004, debt securities with unrealized losses have depreciated only 1.2% from the Company's amortized cost basis. These unrealized losses relate principally to mortgage-backed securities whose prepayment speeds were higher than anticipated at the time of purchase. Consequently, any premiums paid (above par) have adjusted to revised market expectations. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004 and 2003, investment securities with a carrying value of $68,453,000 and $56,014,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2004 and 2003, the carrying amount of securities pledged to secure repurchase agreements was $67,248,000 and $73,207,000, respectively.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of loans by category at December 31, 2004 and 2003:

                                                                                           2004                2003
                                                                                           ----                ----
(DOLLARS IN THOUSANDS)
Commercial, financial and agricultural                                                 $    161,442        $    133,055
Real estate - construction                                                                   40,915              26,511
Real estate - mortgage                                                                      846,694             678,229
Consumer                                                                                    104,356             101,743
-------------------------------------------------------------------------------------------------------------------------
          Total loans                                                                     1,153,407             939,538
Less, unearned income                                                                           177                 778
Less, allowance for loan losses                                                              14,470              11,700
-------------------------------------------------------------------------------------------------------------------------
           Loans, net                                                                  $  1,138,760        $    927,060
=========================================================================================================================

Changes in the allowance for loan losses for the three years ended December 31, 2004, were as follows:

                                                                     2004                 2003                 2002
                                                                     ----                 ----                 ----
(DOLLARS IN THOUSANDS)
Balance at beginning of year                                     $     11,700         $     11,065         $      9,818
Loans charged-off                                                      (2,008)              (2,410)              (2,236)
Recoveries of loans previously charged-off                                446                  700                  256
-------------------------------------------------------------------------------------------------------------------------
     Balance before provision for loan losses                          10,138                9,355                7,838
Provision for loan losses                                               4,332                2,345                3,227
-------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                           $     14,470         $     11,700         $     11,065
=========================================================================================================================

The following is a summary of information pertaining to impaired and nonaccrual loans:

                                                                                           2004                2003
                                                                                           ----                ----
(DOLLARS IN THOUSANDS)
Impaired loans without a valuation allowance                                           $       --          $       --
Impaired loans with a valuation allowance                                                       693               2,871
-------------------------------------------------------------------------------------------------------------------------
                Total impaired loans                                                            693        $      2,871
=========================================================================================================================


Valuation allowance related to impaired loans:                                         $        323        $        971
Average of impaired loans during the year:                                             $      1,629        $      2,335

Total nonaccrual loans                                                                 $      2,429        $      4,669
Total loans past-due ninety days or more and still accruing                            $        840        $      2,082

Interest income which was foregone was an immaterial amount for each of the years in the three-year period ended December 31, 2004. There were no restructured loans at December 31, 2004 and 2003.

Included in the balance sheet under the caption "Other assets" are certain real properties which were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate owned totaled $1,712,000 and $1,465,000 at December 31, 2004 and 2003, respectively.

NOTE 5 - PREMISES AND EQUIPMENT:
Premises and equipment at December 31 consisted of the following:

                                                              USEFUL LIFE         2004              2003
                                                              -----------         ----              ----
(DOLLARS IN THOUSANDS)
Land                                                                            $    6,861        $    6,051
Buildings and leasehold improvements                          15-40 years           28,890            27,886
Equipment and furnishings                                     5-10 years            15,535            15,147
--------------------------------------------------------------------------------------------------------------
             Total                                                                  51,286            49,084
Less, accumulated depreciation                                                      17,619            16,437
--------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     $   33,667        $   32,647
==============================================================================================================

Depreciation expense charged to operations was $2,210,000, $2,012,000, and $1,467,000 in 2004, 2003, and 2002, respectively.

Computer software with an original cost of $2,800,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $302,000, $285,000, $333,000 for the years ended December 31, 2004, 2003, and
2002 respectively.


NOTE 6 - INTANGIBLE ASSETS:

As a result of the adoption of SFAS 142, the Company ceased amortization of its $2,363,000 of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill, based on analysis through December 31, 2004. An additional $1,354,000 was added to goodwill as a result of the purchase of the Denmark branch in February, 2004.

The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31, 2004 and 2003:

                                                 2004                 2003
                                                 ----                 ----
(DOLLARS IN THOUSANDS)

Gross carrying amount                        $      4,536         $      5,538
Accumulated amortization                           (3,668)              (4,608)

Amortization expense totaled $186,000 and 201,000 for the years ended December 31, 2004 and 2003, respectively. Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

             Year ending December 31:                (DOLLARS IN THOUSANDS)
                     2005                                    $ 171
                     2006                                      153
                     2007                                      135
                     2008                                      117
                     2009                                       99

NOTE 7 - DEPOSITS:

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $156,978,000 and $134,302,000, respectively. At
December 31, 2004, the scheduled maturities of time deposits of all denominations are as follows:

             (DOLLARS IN THOUSANDS)
                      2005                                $ 288,489
                      2006                                   71,991
                      2007                                   39,636
                      2008                                    3,949
                      2009                                    3,409
                   Thereafter                                 3,010
                                                         -----------
                                                          $ 410,484
                                                         ===========

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

NOTE 9 - FHLB ADVANCES:

The Banks have entered into advance (borrowing) agreements with the FHLB of Atlanta. Advances under these agreements are collateralized by stock in the FHLB of Atlanta, qualifying first mortgage residential loans and commercial real estate loans under a blanket floating lien.

Advances have various maturity dates, terms and repayment schedules with fixed rates of interest. At December 31, 2004, FHLB advances had remaining scheduled maturities from two (2) to nineteen (19) years. However, of the total advances outstanding, $29,500,000 are convertible to a floating interest rate. These advances may convert to a floating interest rate indexed to LIBOR only if LIBOR equals or exceeds 7.50%. At December 31, 2004, there were no advances at variable rates.

Net eligible loans of the Banks pledged to the FHLB for advances and letters of credit at December 31, 2004, were approximately $240,355,000. With the haircut reduction, total borrowing capacity at FHLB was $136,058,000. After accounting for outstanding advances totaling $51,928,000 and letters of credit totaling $15,000,000, the Banks had unused net credit availability of $69,130,000 at December 31, 2004.
A summary of advances during the years ended December 31, 2004 and 2003:

(DOLLARS IN THOUSANDS)
                                                                               2004               2003
                                                                               ----               ----
Advances outstanding at December 31                                         $   51,928         $   52,050
Maximum amount outstanding at any month-end                                     92,000             63,500
Average amount outstanding during the year                                      58,630             51,720
Weighted-average interest rate (actual/actual basis) at December 31               5.03%              4.98%
Weighted-average interest rate (actual/actual basis) during the year              4.63%              4.88%

Scheduled principal maturities of FHLB advances are summarized below:

              Year Ending December 31:

                       2005                               $ 123
                       2006                               7,125
                       2007                                 127
                       2008                               3,128
                       2009                              10,130
                       Thereafter                        31,295
                                                      ----------
                                                       $ 51,928
                                                      ==========

NOTE 10 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                   2004              2003            2002
                                                         ----              ----            ----
Current:
   Federal                                           $     6,454       $     6,506     $     6,308
   State                                                     634               609             593
----------------------------------------------------------------------------------------------------
         Total current tax expense                         7,088             7,115           6,901
----------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                  (510)              141             (67)
   State                                                    (141)               45             (42)
----------------------------------------------------------------------------------------------------
         Total deferred tax expense (benefit)               (651)              186            (109)
----------------------------------------------------------------------------------------------------
         Provision for income taxes                  $     6,437       $     7,301     $     6,792
====================================================================================================

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax expense (benefit) as follows:

                                                                 YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                   2004              2003            2002
                                                         ----              ----            ----
Provision for loan losses                            $    (1,049)      $      (262)    $      (611)
Pension cost and post-retirement benefits                    307                (6)             35
Deferred compensation                                       (250)             --              --
Depreciation                                                 221               393             399
Other                                                        120                61              68
----------------------------------------------------------------------------------------------------
        Total                                        $      (651)      $       186     $      (109)
====================================================================================================

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

                                                                 YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                   2004              2003            2002
                                                         ----              ----            ----
Income taxes at federal statutory rate               $     7,159       $     7,730     $     7,219
Increase (reduction) of taxes resulting from:
    State income taxes, net of federal
       tax benefit                                           430               415             401
Tax-exempt interest income                                  (525)             (550)           (589)
Income tax credits                                          (194)              (49)           --
Dividends received deduction                                (158)              (40)            (48)
Other, net                                                  (275)             (205)           (191)
----------------------------------------------------------------------------------------------------
Provision for income taxes                           $     6,437       $     7,301     $     6,792
====================================================================================================


The components of the net deferred tax asset, included in other assets, are as follows:

(DOLLARS IN THOUSANDS)                                                     2004            2003
                                                                           ----            ----
Allowance for loan losses                                              $     5,278     $     4,229
Post-retirement benefits                                                       113             104
Intangible assets                                                              152             287
Deferred compensation                                                          250            --
State net operating loss carry forward                                         145              87
----------------------------------------------------------------------------------------------------
             Total deferred tax assets                                       5,938           4,707
----------------------------------------------------------------------------------------------------
Depreciation                                                                 1,703           1,483
Unrealized gains on investment securities available for sale                    83             377
Consumer loan income                                                           198             220
Bond accretion and amortization                                                 13               7
Pension plan                                                                   711             395
Passive losses                                                                   1               2
----------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                           2,709           2,484
----------------------------------------------------------------------------------------------------
             Net deferred tax asset before valuation allowance               3,229           2,223
             Less valuation allowance                                         (150)            (90)
----------------------------------------------------------------------------------------------------
             Net deferred tax asset                                    $     3,079     $     2,133
====================================================================================================

At December 31, 2004, the Company had net operating loss carryforwards for state income tax purposes of approximately $2,901,000 available to offset future state taxable income. The carryforwards expire in the years 2010 to 2019. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 11 - OTHER EXPENSE:

The following is a summary of the components of other noninterest expense:

                                                                 YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                   2004              2003            2002
                                                         ----              ----            ----
Telephone and postage                                $     1,462       $     1,480     $     1,389
Professional fees                                          1,987             1,399           1,727
Office supplies                                            1,077             1,021             969
Advertising                                                1,881             1,286           1,519
Amortization                                                 488               486             562
Regulatory fees                                              731               743             701
Insurance                                                    251               197             204
Data and computer services                                 1,040               852             412
OREO, repossession, and other loan expenses                1,050               573             675
Business development and staff related                       680               625             630
Property and sales tax                                       889               625             446
Other                                                      4,077             3,474           3,020
----------------------------------------------------------------------------------------------------
             Total                                   $    15,613       $    12,761     $    12,254
====================================================================================================

NOTE 12 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
                                                                YEAR ENDED DECEMBER 31,
                                                         2004              2003            2002
                                                         ----              ----            ----
Numerator:
  Net income - numerator for basic
      and diluted earnings per share                 $    14,016       $    14,786     $    13,834
----------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -
      weighted-average shares outstanding                  8,063             8,065           8,048
   Effect of dilutive securities:
      Employee stock options                                  80                81              62
----------------------------------------------------------------------------------------------------
   Dilutive potential shares:

      Denominator for diluted earnings per
        share - adjusted weighted-average
        shares and assumed conversions                     8,143             8,146           8,110
----------------------------------------------------------------------------------------------------
Basic earnings per share                             $      1.74       $      1.83     $      1.72
----------------------------------------------------------------------------------------------------
Diluted earnings per share                           $      1.72       $      1.82     $      1.71
====================================================================================================

The earnings per share data above has been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of December 20, 2004, and a 10% common stock dividend paid to shareholders of record as of November 22, 2002.

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares. The number of shares in this options category was 16,600 with a range of exercise prices of $28.15 to $30.96 at December 31, 2003. There were no options in this category at December 31, 2004 or 2002.

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

(DOLLARS IN THOUSANDS)                                                                     YEAR ENDED DECEMBER 31,
                                                                                    2004            2003            2002
                                                                                    ----            ----            ----
Change in unrealized holding gains (losses) on available-for-sale securities     $     (775)     $   (1,942)     $    1,130
Tax effect                                                                              295             738            (463)
-----------------------------------------------------------------------------------------------------------------------------
    Net-of-tax amount                                                            $     (480)     $   (1,204)     $      667
=============================================================================================================================

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

Dividends are paid by the Company from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2004, approximately $26,508,000 of the Banks' retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may lend to the Company. The maximum amount available for transfer from the Banks to the Company in the form of loans or advances was approximately $23,127,000 at December 31, 2004.

NOTE 15 - RETIREMENT PLANS:

The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December
31, 2004 and 2003:

(DOLLARS IN THOUSANDS)                                                                     2004                2003
                                                                                           ----                ----
Change in benefit obligation:
   Benefit obligation at beginning of year                                             $     11,511        $      9,628
   Service cost                                                                                 665                 653
   Interest cost                                                                                716                 677
   Plan amendment                                                                              (338)               --
  Actuarial loss                                                                              1,785                 781
   Benefits paid                                                                               (280)               (228)
-------------------------------------------------------------------------------------------------------------------------
   Benefit obligation at end of year                                                         14,059              11,511
-------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year
                                                                                              9,253               8,041
  Actual return on plan assets                                                                  548                 843
   Employer contribution                                                                      1,758                 597
   Benefits paid                                                                               (280)               (228)
-------------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year                                                  11,279               9,253
-------------------------------------------------------------------------------------------------------------------------
Funded status                                                                                (2,780)             (2,258)
Unrecognized net actuarial loss                                                               5,021               3,173
Unrecognized prior service cost (benefit)                                                      (300)                  4
Employer contributions between measurement date and year end                                   --                   162
-------------------------------------------------------------------------------------------------------------------------
   Prepaid benefit cost                                                                $      1,941        $      1,081
=========================================================================================================================

The components of net periodic pension cost are as follows:

                                                                 Year Ended December 31,
                                                         2004              2003            2002
                                                         ----              ----            ----
(DOLLARS IN THOUSANDS)
  Service cost                                       $       665       $       653     $       472
   Interest cost                                             716               677             579
   Expected return on plan assets                           (792)             (714)           (650)
  Amortization of prior service cost                         (38)                1               1
   Recoqnized net actuarial loss                             186               176              39
----------------------------------------------------------------------------------------------------
         Net periodic benefit cost                   $       737       $       793     $       441
====================================================================================================

                                                                          2004                2003
                                                                          ----                ----
Information as of the measurement date:
   Projected benefit obligation                                       $     14,059        $     11,511
  Accumulated benefit obligation                                            11,176               9,041
   Fair value of plan assets                                                11,279               9,253

Measurement date (1)                                                    October 31          October 31


Weighted-average assumptions used to determine benefit obligations at measurement date:
  Discount rate                                                               6.00%               6.50%
   Rate of compensation increase                                              5.00%               5.00%

For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine net periodic pension cost are as follows:

                                                            2004              2003            2002
                                                            ----              ----            ----
Discount rate                                               6.50%             6.75%           7.25%
Expected long-term return on plan assets                    8.00%             8.00%           8.00%
Rate of compensation increase                               5.00%             5.00%           5.00%

The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company's plan assets. Using this reference information, the Company developed forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portFolio allocated across these investment categories. The asset allocation of the Company's pension plan is targeted at 45% in U.S. equities, 5% in international equities, and 50% in fixed income. In June 2004, the Pension Committee moved a portion of the Plan's fixed income assets to two shorter-term investment vehicles in anticipation of a rising interest rate environment. This allocation to shorter-term securities is expected to be a short-term deviation from long-term policy asset allocation.

In developing the 8% long-term rate of return assumption for the pension plan, the Company utilized the following longterm rate of return and standard deviation assumptions:

             Asset                     Rate of Return                   Standard Deviation
             Class                     Assumption                           Assumption
           Fixed income                    6.0%                               6.5%
           Domestic equity                10.0%                              16.0%
           Foreign equity                 10.5%                              20.0%
           Inflation                       3.0%                               --

(1) All values are derived for years ending on December 31. As allowed under the applicable accounting rules, values are actually measured two (2) months earlier, at October 31, for efficiency and to be able to determine values in advance to aid in planning.

The portFolio's equity weighting is consistent with the long-term nature of the Plan's benefit obligation, and the expected annual return on the portFolio of 8%.

The policy, as established by the Pension Committee, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 8%. The investment policy will be reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors.

Below is a summary of the Plan's year-end asset allocation: (1)

(DOLLARS IN THOUSANDS)

     Asset Class                                   2004                                2003
                                      ------------------------------       ----------------------------
                                      Fair Value          Percentage       Fair Value        Percentage
Cash or cash equivalent                $    282               2.5%          $    755             8.1 %
Guaranteed investment account             1,868              16.6%              --                --
Short-term fixed income                   1,735              15.4%              --                --
Broad market fixed income                 1,737              15.4%             3,738              40.4%
Domestic equity                           5,095            45.1 %              4,281              46.3%
Foreign equity                              562               5.0%               479               5.2%
--------------------------------------------------------------------------------------------------------
           Totals                        11,279             100.0%          $  9,253             100.0%
========================================================================================================

Domestic equity securities include the Company's common stock in the amounts of $575,000 (17,469 shares representing 5.3% of plan assets) and $503,000 (17,469 shares representing 5.4% of plan assets) at year-end 2004 and 2003, respectively. During 2004, the plan made no purchases of the Company's common stock. Dividends on the Company's common stock received by the plan totaled $12,000 for 2004.

Estimated future benefit payments (including expected future service as appropriate):

        (DOLLARS IN THOUSANDS)

                 2005                                                  $ 329
                 2006                                                    365
                 2007                                                    408
                 2008                                                    483
                 2009                                                    590
                 2010 - 2014                                           3,828


Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

                                                                Year Ended December 31,
(DOLLARS IN THOUSANDS)                                   2004            2003            2002
                                                         ----            ----            ----
Pension                                              $       737     $       793     $       441
Profit-sharing                                               460             352             265
--------------------------------------------------------------------------------------------------
             Total                                   $     1,197     $     1,145     $       706
==================================================================================================

The Company expects to contribute approximately $670,000 to the pension plan in 2005, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable Federal laws.

--------------------------------------------------------------------------------
(1) Measured at 10/31, for the fiscal year ending 12/31.

NOTE 16 - POST RETIREMENT BENEFITS:

The following sets forth the plans funded status and amounts recognized in the Company's accompanyyng consolidated fynancial statements at December 31 2004 and 2003:

(DOLLARS IN THOUSANDS)                                                                      2004                2003
                                                                                            ----                ----
Change in benefit obligation:
   Benefit obligation at beginning of year                                             $        582        $        560
   Interest cost                                                                                 36                  38
   Actuarial (gain) loss                                                                        (19)                 31
   Benefits paid                                                                                (52)                (47)
-------------------------------------------------------------------------------------------------------------------------
   Benefit obligation at end of year                                                            547                 582
-------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year                                              --                  --
   Employer contribution                                                                         52                  47
   Benefits paid                                                                                (52)                (47)
-------------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year                                                    --                  --
-------------------------------------------------------------------------------------------------------------------------
   Funded status at at end of year                                                             (547)               (582)
   Unrecognized net actuarial (gain) loss                                                        (1)                 18
   Unrecognized transition obligation                                                           252                 284
-------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                                                   $       (296)       $       (280)
=========================================================================================================================

                                                                                               2004                2003
                                                                                               ----                ----
Measurement date (1)                                                                     October 31          October 31

Weighted-average assumption used to determine benefit
obligations at measurement date:
  Discount rate                                                                                6.00%               6.50%
Weighted-average assumptions used to determine net
periodic benefit cost for years ended December 31:
   Discount rate                                                                               6.50%               6.75%
   Expected long-term return on plan assets                                                      NA                  NA

Assumed health care cost trend rates at December 31:
   Health care cost trend rate assumed for next year                                           5.00%               5.00%
   Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)             NA                  NA
   Year that the rate reaches the ultimate trend rate                                          2004                2003

                                                                                             Year Ended December 31,
                                                                                         2004         2003         2002
                                                                                         ----         ----         ----
(DOLLARS IN THOUSANDS)
Components of net periodic benefit cost:
   Interest cost                                                                      $     36     $     38     $     38
   Amortization of transition obliqation                                                    31           31           31
---------------------------------------------------------------------------------------------------------------------------
         Net periodic benefit cost                                                     $     67     $     69     $     69
===========================================================================================================================

--------------------------------------------------------------------------------
(1) All values are derived for fiscal years ending on December 31. As allowed under the applicable accounting rules, values are actually measured two months earlier, at October 31, for efficiency and to be able to determine values in advance to aid in planning.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A onepercentage-point change in assumed health care cost trend rates would have the following effects at the end of 2004:

                                                                 1-PERCENTAGE-        1-PERCENTAGE
                                                                 POINT INCREASE      POINT DECREASE
                                                                 --------------      --------------
Effect on total of service and interest cost components           $      3,461        $     (3,045)
Effect on post-retirement benefit obligation                            47,641             (42,212)

Estimated future benefit payments (including expected future service as appropriate):

     (DOLLARS IN THOUSANDS)
              2005                                                        $  50
              2006                                                           50
              2007                                                           50
              2008                                                           50
              2009                                                           50
              2010 - 2014                                                   234

The Company expects to contribute approximately $50,000 to the post-retirement benefit plan in 2005.

NOTE 17 - STOCK-BASED COMPENSATION PLANS:

During 1996, 1999, and 2004, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of options granted to directors under the 1999 plan, which may be exercised at any time prior to expiration, options granted under the plans may not be exercised in whole or in part within one year following the date of the grant , and thereafter become exercisable in 25% increments over the next four years. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000, and the plan has since terminated other than for any options still unexercised and outstanding. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

Activity in the Company's stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

                                               2004                            2003                            2002
                                               ----                            ----                            ----
                                                     WEIGHTED                         WEIGHTED                         WEIGHTED
                                                     AVERAGE                          AVERAGE                          AVERAGE
                                                     EXERCISE                         EXERCISE                         EXERCISE
                                     SHARES           PRICE           SHARES           PRICE           SHARES           PRICE
Outstanding, January 1               316,247         $  19.12         236,526         $  16.91         180,443         $  16.96
Granted                               73,080         $  28.57         101,063         $  24.08          81,774         $  20.21
Exercised                            (75,030)        $  17.36          (6,009)        $  16.74          (4,969)        $  15.58
Expired/Forfeited                    (15,549)        $  23.16         (15,333)        $  18.72         (20,722)        $  19.20
                                    --------                         --------                         --------
Outstanding, December 31             298,748         $  21.66         316,247         $  19.12         236,526         $  16.89
                                    ========                         ========                         ========
Exercisable, December 31             117,457         $  18.97         138,296         $  18.63          86,623         $  18.02
                                    ========                         ========                         ========
Weighted-average fair value
   of options granted during
   the year                         $   8.76                         $   8.01                         $   5.59
                                    ========                         ========                         ========

Information pertaining to options outstanding at December 31, 2004, is as follows:

                                                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                                      -------------------                              -------------------
                                                            WEIGHTED
                                                            AVERAGE           WEIGHTED                                    WEIGHTED
                                                           REMAINING          AVERAGE                                     AVERAGE
      RANGE OF EXERCISE                 NUMBER             CONTRACTUAL        EXERCISE            NUMBER                  EXERCISE
          PRICES                      OUTSTANDING             LIFE              PRICE           OUTSTANDING                PRICE
      $ 11.96 - $ 16.71                 101,548            6.5 years           $ 15.26            57,864                   $ 15.07
      $ 18.97 - $ 23.24                 103,430            7.2 years           $ 21.88            43,943                   $ 20.56
      $ 24.68 - $ 29.49                  93,770            9.0 years           $ 28.45            15,650                   $ 28.90
                                      -----------                                              -----------
                                        298,748            7.5 years                             117,457
                                      ===========                                              ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                                  2004              2003               2002
                                                  ----              ----               ----
Dividend yield                                     2.47%             2.49%              2.63%
Expected life                                   10 YEARS          10 years          10 years
Expected volatility                               25.00%            29.00%             30.00%
Risk-free interest rate                            4.37%             3.99%              3.82%

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

                                                                                                YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                          2004              2003              2002
                                                                                       ----              ----              ----
Net income, as reported                                                             $   14,016        $   14,786        $   13,834
Less, total stock-based employee compensation expense
    determined under the fair value based method, net of related tax effects               237               280               231
------------------------------------------------------------------------------------------------------------------------------------

Pro forma net income                                                                $   13,779        $   14,506        $   13,603
====================================================================================================================================

Earnings per share:
    Basic - as reported                                                             $     1.74        $     1.83        $     1.72
    Basic - pro forma                                                               $     1.71        $     1.80        $     1.69
    Diluted - as reported                                                           $     1.72        $     1.82        $     1.71
    Diluted - pro forma                                                             $     1.69        $     1.78        $     1.68

As of December 2004, the Company had entered into Restricted Stock Agreements with several of its senior officers. All agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the officers will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the officer.

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

In June, 2004 and August, 2004, one senior officer received grants, respectively, of 2,000 shares and 1,000 shares with a weighted average fair value of $ 7.21. These shares vest free of restrictions as follows: 25% in 2007, 25% in 2009 and 50% in 2011. These shares have the same accelerated vesting as described above in the event of change of control or death of the officer. However, these 3,000 shares would additionally be subject to early vesting in the event the Company, on or before June 1, 2007, ceased continuation of business operations in the Trust and Asset Management lines of business. In that event, any and all unvested shares would vest free of restrictions at the date of such business cessation prior to June 1, 2007.

In October, 2004, one senior officer received a grant of 2,000 shares with a fair value of $5.96. These shares vest free of restrictions as follows: 25% in 2006, 25% in 2007, 25% in 2008 and 25% in 2009.

NOTE 18 - STOCK REPURCHASE PROGRAM:

In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under announced stock repurchase programs, during the years ended December 31, 2004, 2003 and 2002, the Company repurchased 102,128; 2,100; and 12,402 shares at a cost of $2,977,000, $53,000, and
$265,000, respectively. Under other arrangements where directors or officers sold currentlyowned shares to the Company to acquire proceeds for exercising stock options, the Company repurchased 18,780 shares at a cost of $613,000 in 2004.

NOTE 19 - LEASE COMMITMENTS:

The Company's subsidiaries were obligated at December 31, 2004, under certain noncancelable operating leases extending to the year 2025 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(DOLLARS IN THOUSANDS)        YEAR ENDING DECEMBER 31,
                                        2005                         $ 2,640
                                        2006                           2,364
                                        2007                           2,305
                                        2008                           2,249
                                        2009                           2,188
                                        Later years                    3,337
                                                                  ------------
                                        Total                       $ 15,083
                                                                  ============

Total rental expense for the years ended December 31, 2004, 2003, and 2002 was $3,003,000, $3,002,000, and $2,678,000, respectively.

NOTE 20 - CONTINGENT LIABILITIES:

The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 21 - RELATED PARTY TRANSACTIONS:

During 2004 and 2003, the Company's banking subsidiaries had loan and deposit relationships with certain related partiesprincipally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $17,016,000 and $17,245,000 at December 31, 2004 and 2003, respectively. During 2004, $4,032,000 of new loans were made to this group while repayments of $5,299,000 were received during the year. Other changes resulted in an increase of $1,038,000. Related party deposits totaled approximately $18,702,000 and $12,712,000 at December 31, 2004 and 2003, respectively.

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

The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

(DOLLARS IN THOUSANDS)                                         2004                2003
                                                               ----                ----
Commitments to extend credit                              $    277,996        $    246,847
============================================================================================
Standby letters of credit and
              financial guarantees                        $      2,668        $      2,447
============================================================================================

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

INVESTMENT SECURITIES:

Securities available for sale, excluding Federal Reserve Bank and Federal Home Loan Bank stock, are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

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

DEPOSIT LIABILITIES:

The fair values disclosed for demand deposits (e.g., interest and non-interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

                     The estimated fair values and related carrying amounts of the Company's financial instruments at December 31, 2004 and 2003, are as follows:

                                                                2004                                2003
                                                                ----                                ----
                                                    CARRYING            FAIR            CARRYING            FAIR
                                                     AMOUNT             VALUE            AMOUNT             VALUE
                                                     ------             -----            ------             -----
(DOLLARS IN THOUSANDS)
Financial assets:
   Cash and cash
      equivalents                                 $     57,137      $     57,137      $     49,678      $     49,678
   Investment securities                               165,446           166,248           152,009           153,474
   Loans:
      Loans and loans held for sale                  1,167,067         1,159,145           951,106           953,107
      Less, allowance for loan
             losses                                    (14,470)          (14,470)          (11,700)          (11,700)
             Net loans                               1,152,597         1,144,675           939,406           941,407
Financial liabilities:
   Deposits                                          1,171,313         1,135,801           947,399           942,083
   Federal funds purchased
      and securities sold under
      agreements to repurchase                          89,208            89,208            80,967            80,967
   FHLB Advances                                        51,928            55,952            52,050            60,041
Unrecognized financial
   instruments:
      Commitments to extend credit                     277,996           276,101           246,847           247,366
      Standby letters of credit                          2,668             2,668             2,447             2,447

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2004 and 2003, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

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

                                                                                                                MINIMUM TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                       MINIMUM CAPITAL          PROMPT CORRECTIVE
                                                                  ACTUAL                 REQUIREMENT            ACTION PROVISIONS
(DOLLARS IN THOUSANDS)                                   ---------------------------------------------------------------------------
                                                          AMOUNT         RATIO      AMOUNT         RATIO       AMOUNT         RATIO
At December 31, 2004:
 Total capital (to risk-weighted assets):
    Consolidated                                         $128,547        11.10%    $ 92,613         8.00%     $115,767        10.00%
    South Carolina Bank and Trust, N.A                    111,608        10.95%      81,551         8.00%      101,938        10.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                              13,913        10.12%      10,995         8.00%       13,744        10.00%
 Tier I capital (to risk-weighted assets):
    Consolidated                                         $114,077         9.85%    $ 46,307         4.00%     $ 69,460         6.00%
    South Carolina Bank and Trust, N.A                     98,966         9.71%      40,775         4.00%       61,163         6.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                              12,194         8.87%       5,497         4.00%        8,246         6.00%
 Tier I capital (to average assets):
    Consolidated                                         $114,077         8.05%    $ 56,664         4.00%     $ 70,830         5.00%
    South Carolina Bank and Trust, N.A                     98,966         7.96%      49,740         4.00%       62,175         5.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                              12,194         7.87%       6,198         4.00%        7,747         5.00%

At December 31, 2003:
 Total capital (to risk-weighted assets):
    Consolidated                                         $119,922        13.06%    $ 73,459         8.00%     $ 91,824        10.00%
    South Carolina Bank and Trust, N.A                    102,801        12.57%      65,426         8.00%       81,783        10.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                              12,341        12.59%       7,842         8.00%        9,802        10.00%
 Tier I capital (to risk-weighted assets):
    Consolidated                                         $108,441        11.81%    $ 36,729         4.00%     $ 55,093         6.00%
    South Carolina Bank and Trust, N.A                     92,576        11.32%      32,712         4.00%       49,069         6.00%
    South Carolina Bank and Trust
         of the Piedmont, N.A                              11,114        11.34%       3,920         4.00%        5,880         6.00%
 Tier I capital (to average assets):
    Consolidated                                         $108,441         9.13%    $ 47,510         4.00%     $ 59,387         5.00%
    South Carolina Bank and Trust, N.A                     92,576         8.77%      42,224         4.00%       52,780         5.00%
    South Carolina Bank and Trust, N.A
         of the Piedmont, N.A                              11,114         8.41%       5,286         4.00%        6,608         5.00%

NOTE 25 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY:

Financial information pertaining only to SCBT Financial Corporation is as follows:

                                                                                                  DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                     2004                 2003
                                                                                           ----                 ----
Balance Sheets
Assets:
    Cash                                                                               $        603        $      2,994
    Investment securities available for sale                                                    773               1,114
    Investment in subsidiaries                                                              115,746             106,573
    Loans                                                                                      --                   755
    Less allowance for loan losses                                                              (30)               --
    Premises and equipment                                                                      701                  26
    Other assets                                                                              1,137               1,030
-------------------------------------------------------------------------------------------------------------------------
                Total assets                                                           $    118,930        $    112,492
=========================================================================================================================

                                                                                                  DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                     2004                 2003
                                                                                           ----                 ----
Liabilities                                                                            $        132        $        143
Shareholders' equity                                                                        118,798             112,349
-------------------------------------------------------------------------------------------------------------------------
                         Total liabilities and shareholders' equity                    $    118,930        $    112,492
=========================================================================================================================

                                                                                      YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                        2004              2003            2002
                                                                              ----              ----            ----
Statements of Income

Income:
    Dividends from subsidiaries                                           $     5,728       $     5,069     $     6,891
    Interest and dividends                                                         14                 7              52
-------------------------------------------------------------------------------------------------------------------------
          Total income                                                          5,742             5,076           6,943
Operating expenses                                                                572               310             258
-------------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                                      5,170             4,766           6,685
Applicable income tax benefit                                                     191               103              75
Equity in undistributed earnings of
    subsidiaries                                                                8,655             9,917           7,074
-------------------------------------------------------------------------------------------------------------------------
             Net income                                                   $    14,016       $    14,786     $    13,834
=========================================================================================================================

                                                                                                YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                   2004             2003           2002
                                                                                         ----             ----           ----

Statements of Cash Flows

Cash flows from operating activities:
   Net income                                                                          $   14,016      $   14,786      $   13,834
   Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and amortization                                                               11              12              14
   Premium amortization                                                                      --              --                39
   Gain on sale of premises and equipment                                                    --                (2)           --
   Decrease (increase) in other assets                                                        110              17              56
   Increase (decrease) in other liabilities                                                    (7)           (161)           (379)
   Undistributed earnings of subsidiaries                                                  (8,655)         (9,917)         (7,074)
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                           5,475           4,735           6,490
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of investment
      securities available for sale                                                          --              --             8,000
   Purchases of investment securities
      available for sale                                                                     (110)           --            (6,034)
   Loan to subsidiary                                                                        --              --            (1,004)
   Repayment of loan to subsidiary                                                           --               299            --
   Recoveries on loans previously charged off                                                  16            --              --
   Purchases of premises and equipment                                                       (685)            (15)           --
   Proceeds from sale of premises and equipment                                              --                18             304
   Other, net                                                                                --              --            (1,000)
-----------------------------------------------------------------------------------------------------------------------------------
           Net cash provided (used) by investing activities                                  (779)            302             266
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Cash dividends paid                                                                     (5,228)         (5,070)         (4,420)
   Common stock issuance                                                                      427             294             537
   Common stock redeemed                                                                   (3,590)            (53)           (265)
   Stock options exercised                                                                  1,304             100              78
-----------------------------------------------------------------------------------------------------------------------------------
           Net cash used by financing activities                                           (7,087)         (4,729)         (4,070)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (2,391)            308           2,686
Cash and cash equivalents at beginning
   of year                                                                                  2,994           2,686            --
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $      603      $    2,994      $    2,686
===================================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As of December 31, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding management's control objectives.

EVALUATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

    Pursuant to Release No. 50754 issued by the Securities and Exchange Commission on November 30, 2004, the Company has not provided in this Annual Report on Form 10-K a report by the Company's management on the Company's internal control over financial reporting (as required by Item 308(a) of SEC Regulation S-K) or the related attestation report of the Company's public accounting firm on management's assessment of the Company's internal control over financial reporting (as required by Item 308(b) of SEC Regulation S-K). As permitted by Release No. 50754, the Company intends to provide these reports in an amendment to this Annual Report on Form 10-K filed by the Company not later than April 30, 2005.

CHANGES IN INTERNAL CONTROLS

   There were no changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

    The Company adopted a new Executive Incentive Plan, referred to as the "South Carolina Bank & Trust 2005 Corporate Plan," in December 2004. A copy of the plan is filed as Exhibit 10.28. Targeted cash incentive awards for the executive officers named in the 2004 Proxy Statement range from 30% to 36% of their base salary in effect at the end of 2005, and the actual amount of the bonus can be more or less than the target depending on how the Company does in relation to an officer's performance and other goals.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the information in the definitive proxy statement of the Company to be filed in connection with the Company's 2005 Annual Meeting of Shareholders under the caption "Election of Directors", in the fourth paragraph under the caption "The Board of Directors and Committees", in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees", in the second paragraph of the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance".

ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the information in the definitive proxy statement of the Company to be filed in connection with the Company's 2005 Annual Meeting of Shareholders under the caption "Compensation of Directors", in the sections titled "Summary Compensation Table," "Employment Agreements," "Stock Options," "Aggregate Option Exercises During 2004 and Year End 2004 Option Values," and "Option Grants in 2004" under the caption "Executive Compensation", under the caption "Defined Benefit Pension Plan," and under the caption "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table contains certain information as of December 31, 2004, relating to securities authorized for issuance under the Company's equity compensation plans:

                                                                                                  Number of securities
                                                                                                   remaining available
                                                                                                   for future issuance
                                     Number of securities                                             under equity
                                      to be issued upon             Weighted-average               compensation plans
                                         exercise of                exercise price of             (excluding securities
                                     outstanding options,          outstanding options,            reflected in column
Plan category                        warrants and rights           warrants and rights                     (a))
----------------------------------------------------------------------------------------------------------------------------
                                             (a)                           (b)                             (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation
     plans approved by                     298,748                       $21.66                          916,112
     security holders

Equity compensation
     plans not approved                      None                          --                              --
     by security holders

    Included within the 916,112 number of securities available for future issuance in the table above is a total of 292,412 shares remaining from the authorized total of 315,000 under the Company's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to the 5% stock dividend paid on January 1, 2005 to shareholders of record as of December 20, 2004.

    Other information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" in the definitive proxy statement of the Company to be filed in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company to be filed in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item is incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of the Company to be filed in connection with the Company's 2005 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

           Exhibit No.     Description of Exhibit

              3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-Q for the quarter ended March 31, 2004)

              3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-Q for the quarter ended March 31, 2004)

              10.1 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

              10.2* First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)

              10.3* First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, Registration No. 333-33092)

              10.4*        Employment Agreement between the Registrant and C.
                           John Hipp, III, dated May 1, 1994 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1995)

              10.5* Employment Agreement between the Registrant and Robert R. Hill, Jr., effective as of September 30, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.6* Employment Agreement between the Registrant and Thomas S. Camp, effective as of November 10, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.7* Employment Agreement Amendment between the Registrant and Thomas S. Camp, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.8*        Employment Agreement between the Registrant and John
                           C. Pollok, effective as of October 23, 2002
                           (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.9* Employment Agreement between the Registrant and Richard C. Mathis, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.10*       Employment Agreement between the Registrant and Joe
                           E. Burns, effective as of October 23, 2002
                           (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.11* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and C. John Hipp, III, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.12* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Robert R. Hill, Jr., effective as of January 1, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.13* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Thomas S. Camp, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.14* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and John C. Pollok, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.15* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Richard C. Mathis, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.16* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Joe E. Burns, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

              10.17* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Robert R. Hill, Jr. (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

              10.18* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Thomas S. Camp (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

              10.19* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and John C. Pollock (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

              10.20* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Richard C. Mathis (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

              10.21* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and A. Loran Adams (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

              10.22* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

              10.23* First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit
                           4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-9014))

              10.24* Restricted Stock Agreement, effective as of January 2, 2003, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-103707))

              10.25* SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

              10.26* Settlement Agreement and Mutual Release of Claims, dated November 5, 2004, between SCBT Financial Corporation and C. John Hipp, III (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2005)

              10.27* Agreement and Plan of Merger, dated as of December 16, 2004, between SCBT Financial Corporation and New Commerce BanCorp (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 23, 2004)

              10.28*       Executive Incentive Plan

              10.29* South Carolina Bank and Trust Deferred Income Plan dated January 1, 2004

              10.30*       Compensation of Directors

              13           2004 Annual Report to Shareholders

              21           Subsidiaries of the Registrant

              23           Consent of J. W. Hunt and Company, LLP

              31           Rule 13a-14(a)/15d-14(a) Certifications

              32           Section 1350 Certifications


*    Denotes a management compensatory plan or arrangement.

(b) See 1a Exhibit Index following the Annual Report on Form 10-K for a listing of 1a exhibits filed herewith.

(c)  Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 14th day of March, 2005.

                                           SCBT Financial Corporation

                                        By /S/ Robert R. Hill, Jr.
                                           -------------------------------------
                                           Robert R. Hill, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 17, 2005.


                                           /S/ Robert R. Hill, Jr.
                                           -------------------------------------
                                           Robert R. Hill, Jr.
                                           President and Chief Executive Officer


                                           /S/ Richard C. Mathis
                                           -------------------------------------
                                           Richard C. Mathis
                                           Executive Vice President and Chief
                                           Financial Officer


                                           /S/ Veronica H. Bailey
                                           -------------------------------------
                                           Veronica H. Bailey
                                           Senior Vice President and Manager of
                                           Corporate Accounting


                                           /S/ Robert R. Horger
                                           -------------------------------------
                                           Robert R. Horger
                                           Chairman of the Board of Directors


                                           /S/ Colden R. Battey, Jr.
                                           -------------------------------------
                                           Colden R. Battey, Jr.
                                           Director


                                           /S/ Luther J. Battiste, III
                                           -------------------------------------
                                           Luther J. Battiste, III
                                           Director


                                           /S/ Charles W. Clark
                                           -------------------------------------
                                           Charles W. Clark
                                           Director


                                           /S/ M. Oswald Fogle
                                           -------------------------------------
                                           M. Oswald Fogle
                                           Director


                                           /S/ Dwight W. Frierson
                                           -------------------------------------
                                           Dwight W. Frierson
                                           Director

                                           /S/ Harry M. Mims, Jr.
                                           -------------------------------------
                                           Harry M. Mims, Jr.
                                           Director



                                           /S/ Ralph W. Norman
                                           -------------------------------------
                                           Ralph W. Norman
                                           Director


                                           /S/ Anne H. Oswald
                                           -------------------------------------
                                           Anne H. Oswald
                                           Director


                                           /S/ James W. Roquemore
                                           -------------------------------------
                                           James W. Roquemore
                                           Director


                                           /S/ Thomas E. Suggs
                                           -------------------------------------
                                           Thomas E. Suggs
                                           Director


                                           /S/ Susie H. VanHuss
                                           -------------------------------------
                                           Susie H. VanHuss
                                           Director


                                           /S/ A. Dewall Waters
                                           -------------------------------------
                                           A. Dewall Waters
                                           Director

                                           /S/ John W. Williamson, III
                                           -------------------------------------
                                           John W. Williamson, III
                                           Director


                                           /S/ Cathy Cox Yeadon
                                           -------------------------------------
                                           Cathy Cox Yeadon
                                           Director

                                  EXHIBIT INDEX

        Exhibit No.              Description of Exhibit
        -----------              ----------------------

              10.28        Executive Incentive Plan

              10.29        South Carolina Band & Trust Deferred Incentive Plan

              10.30        Compensation of Directors

              13           2004 Annual Report to Shareholders

              21           Subsidiaries of the Registrant

              23           Consent of J.W. Hunt and Company, LLP

              31           Rule 13a-14(a)/15d-14(a) Certifications

              32           Section 1350 Certifications