Form 10-K/A
period 2004-12-31
SCBT FINANCIAL CORP
filed 2005-04-29
CIK 764038

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)

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

                                TABLE OF CONTENTS


Explanatory Note
Item 9A - Controls and Procedures
Item 15 - Exhibits and Financial Statement Schedules
Signatures
Exhibits


-------------------------------------------------------------------------------
                                        2

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's 2004 Annual Report on Form 10-K is solely for the purpose of including "Management's Report on Internal Control Over Financial Reporting", and the "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" in Item 9A. These reports were initially omitted from Registrant's original 2004 Form 10-K filing ("Original Report") as permitted by the Order under Section 36 of the Securities and Exchange Commission ("SEC") on November 30, 2004. Conforming changes have also been made to Item 9A and Item 15. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.


-------------------------------------------------------------------------------
                                        3

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

Evaluation of Internal Controls Over Financial Reporting

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of SCBT Financial Corporation (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Corporation believes that the Corporation's internal control over financial reporting was effective as of December 31, 2004.

The Corporation's external auditor, J.W. Hunt and Company, LLP, has issued an attestation report on management's assessment and the effectiveness of the Corporation's internal control over financial reporting.

Dated April 27, 2005



-------------------------------------------------------------------------------
                                        4

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING



To the Board of Directors and Stockholders of SCBT Financial Corporation
Columbia, South Carolina

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that SCBT Financial Corporation and subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that SCBT Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, SCBT Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCBT Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 10, 2005 expressed an unqualified opinion thereon.

April 27, 2005


--------------------------------------------------------------------------------
                                        5

                          Changes in Internal controls

    There were no changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


--------------------------------------------------------------------------------
                                        6

                                     PART IV
--------------------------------------------------------------------------------

Item 15.          Exhibits and Financial Statement Schedules

(a)      1.       Financial Statements Filed:
                  SCBT Financial Corporation and Subsidiaries
                  Independent Auditor's Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Shareholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         2.       Financial Schedules Filed: None

         3.       Exhibits

    In most cases, documents incorporated by reference to exhibits that have been filed with the Company's reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC's web site at http:/www.sec.gov. You may also read and copy any such document at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company's SEC file number (000-13663).

                  Exhibit No.      Description of Exhibit

3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-Q for the quarter ended March 31, 2004)

3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-Q for the quarter ended March 31, 2004)

10.1 First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-586692)

10.2* First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders.)

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

-------------------------------------------------------------------------------
                                        7

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

10.10* Employment Agreement between the Registrant and Joe E. Burns, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.11* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and C. John Hipp, III, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.12* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Robert R. Hill, Jr., effective as of January 1, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.13* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Thomas S. Camp, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.14* Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and John C. Pollok, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.15 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Richard C. Mathis, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.16 Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Joe E. Burns, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q for the quarter ended March 31, 2003)

10.17* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Robert R. Hill, Jr. (incorporated by reference to
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

-------------------------------------------------------------------------------
                                        8

10.18* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Thomas S. Camp (incorporated by reference to Exhibit
         4.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

10.19* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and John C. Pollok (incorporated by reference to Exhibit
         4.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

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

10.22* Restricted Stock Agreement, effective as of January 17, 2002, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-86922))

10.23* First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-9014))

10.24* Restricted Stock Agreement, effective as of January 2, 2003, between the Registrant and Joseph E. Burns (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-103707))

10.25* SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.26* Settlement Agreement and Mutual Release of Claims, dated November 5, 2004, between SCBT Financial Corporation and C. John Hipp, III (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2005)

10.27* Agreement and Plan of Merger, dated as of December 16, 2004, between SCBT Financial Corporation and New Commerce BanCorp (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 23, 2004)

10.28 Executive Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

10.29* South Carolina Bank and Trust Deferred Income Plan dated January 1, 2004 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

10.30* Compensation of Directors (incorporated by reference to 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         2004)

-------------------------------------------------------------------------------
                                        9

13       2004 Annual Report to Shareholders (incorporated by reference to
         Exhibit 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

23       Consent of J.W. Hunt and Company, LLP

31       Rule 13a-14(a)/15d-14(a) Certifications

32       Section 1350 Certifications

*        Denotes a management compensatory plan or arrangement.

(b) See the Exhibit Index following the Annual Report on Form 10-K/A for a listing of the exhibits filed herewith.

(c) Not Applicable.

-------------------------------------------------------------------------------
                                       10

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized, in Columbia, South Carolina, on the 28th day of April, 2005

                             SCBT Financial Corporation



                             April 28, 2005       /s/ Robert R. Hill, Jr.
                                                ----------------------------
                                                    Robert R. Hill, Jr.
                                                       President and
                                                  Chief Executive Officer



                             April 28, 2005        /s/ Richard C. Mathis
                                                -----------------------------
                                                     Richard C. Mathis
                                                Executive Vice President and
                                                  Chief Financial Officer

-------------------------------------------------------------------------------
                                       11

                                  EXHIBIT INDEX



Exhibit No. Description of Exhibit
----------- ----------------------
23          Consent of J.W. Hunt and Company, LLP

31          Rule 13a-14(a)/15d-14(a) Certifications

32          Section 1350 Certifications


-------------------------------------------------------------------------------
                                       12