Form 10-Q
period 2005-03-31
SCBT FINANCIAL CORP
filed 2005-05-11
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                 Class                       Outstanding as of March 31, 2005
      Common Stock, $2.50 par value                     8,058,194

                           SCBT FINANCIAL CORPORATION

                                      INDEX


Part I:  Financial Information

         Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2005 and December 31, 2004

             Condensed Consolidated Statements of Changes
             In Shareholders' Equity -
             Three Months Ended
             March 31, 2005 and 2004

             Condensed Consolidated Statements of Income -
             Three Months Ended
             March 31, 2005 and 2004

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended
             March 31, 2005 and 2004

             Notes to Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2004

         Item 4 - Controls and Procedures

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


                                                          3/31/2005  12/31/2004
                                                         (Unaudited)  (Note 1)
                                                        ------------------------
                               ASSETS
                               ------

Cash and cash equivalents:
   Cash and due from banks                               $   45,154  $   39,261
   Interest-bearing deposits with banks                      19,886      14,876
   Federal funds sold and securities purchased under
    agreements to resell                                     33,655       3,000
                                                        ------------------------
           Total cash and cash equivalents                   98,695      57,137
                                                        ------------------------
Investment securities:
   Securities held to maturity (fair value of $21,875 in
    2005 and $25,406 in 2004)                                21,348      24,604
   Securities available for sale, at fair value             134,301     135,058
   Other investments                                          6,264       5,784
                                                        ------------------------
           Total investment securities                      161,913     165,446
                                                        ------------------------
Loans held for sale                                          17,704      13,837
                                                        ------------------------
Loans                                                     1,195,337   1,153,407
   Less unearned income                                        (117)       (177)
   Less allowance for loan losses                           (15,085)    (14,470)
                                                        ------------------------
           Loans, net                                     1,180,135   1,138,760
                                                        ------------------------
Premises and equipment, net                                  33,744      33,667
                                                        ------------------------
Other assets                                                 29,892      28,130
                                                        ------------------------
            Total assets                                 $1,522,083  $1,436,977
                                                        ========================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Deposits:
   Noninterest-bearing                                   $  226,912  $  224,027
   Interest-bearing                                       1,019,009     947,286
                                                        ------------------------
           Total deposits                                 1,245,921   1,171,313
Federal funds purchased and securities sold under
 agreements to repurchase                                    96,222      89,208
FHLB advances                                                51,903      51,928
Other liabilities                                             7,212       5,730
                                                        ------------------------
           Total liabilities                              1,401,258   1,318,179
                                                        ------------------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000
    shares; issued and outstanding 8,058,194 and
    7,657,094 shares                                         20,145      19,143
   Stock dividend distributable                                   -         955
   Surplus                                                   72,516      72,079
   Retained earnings                                         29,187      26,486
   Accumulated other comprehensive income (loss)             (1,023)        135
                                                        ------------------------
           Total shareholders' equity                       120,825     118,798
                                                        ------------------------
           Total liabilities and shareholders' equity    $1,522,083  $1,436,977
                                                        ========================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     --------------------------------------
                        PART OF THE FINANCIAL STATEMENTS
                        --------------------------------

                                               SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                               ------------------------------------------
                                                               (Unaudited)
                                            (In thousands of dollars, except per share data)


                                                                                                        Accumulated
                                                   Common Stock         Stock                              Other
                                               --------------------    Dividend              Retained  Comprehensive
                                                  Shares    Amount   Distibutable  Surplus   Earnings  Income (Loss)    Total
                                               --------------------  ------------  -------  ---------  -------------  ---------
Balance, December 31, 2003                      7,690,186  $ 19,225    $      -    $62,722   $ 29,787    $     615    $ 112,349
                                                                                                                      ---------
Comprehensive income:
   Net income                                           -         -           -          -      3,366            -        3,366
   Change in net unrealized gain on securities
     available for sale, net of tax effects             -         -           -          -          -          323          323
                                                                                                                      ---------
               Total comprehensive income                                                                                 3,689
                                                                                                                      ---------
Cash dividends declared at $.17 per share               -         -           -          -     (1,312)           -       (1,312)
                                                                                                                      ---------
Stock options exercised                            44,607       111           -        676          -            -          787
                                                                                                                      ---------
Employee stock purchases                            2,432         6           -         56          -            -           62
                                                                                                                      ---------
Common stock repurchased                          (17,835)      (44)          -       (521)         -            -         (565)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                         7,719,390  $ 19,298    $      -    $62,933   $ 31,841    $     938    $ 115,010
===============================================================================================================================
Balance, December 31, 2004                      7,657,094  $ 19,143    $    955    $72,079   $ 26,486    $     135    $ 118,798
                                                                                                                      ---------
Comprehensive income:
   Net income                                           -         -           -          -      4,070            -        4,070
   Change in net unrealized loss on securities
    available for sale, net of tax effects              -         -           -          -          -       (1,158)      (1,158)
                                                                                                                      ---------
               Total comprehensive income                                                                                 2,912
                                                                                                                      ---------
Cash dividends declared at $.17 per share               -         -           -          -     (1,369)           -       (1,369)
                                                                                                                      ---------
Stock options exercised                            12,702        31           -        213          -            -          244
                                                                                                                      ---------
Employee stock purchases                            3,173         8           -         73          -            -           81
                                                                                                                      ---------
Restricted stock awards                            11,592        29           -        360          -            -          389
                                                                                                                      ---------
Common stock repurchased                           (7,695)      (19)          -       (211)         -            -         (230)
                                                                                                                      ---------
Common stock dividend of 5%, record date,
 December 20, 2004                                381,328       953        (955)         2          -            -            -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                         8,058,194  $ 20,145    $      -    $72,516   $ 29,187    $  (1,023)   $ 120,825
===============================================================================================================================

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                           -----------------------------------------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                   (In thousands of dollars, except par value)


                                                          Three Months Ended
                                                     ---------------------------
                                                         3/31/05        3/31/04
                                                         --------       --------
Interest income:
   Loans, including fees                              $   17,814     $   14,045
   Investment securities:
     Taxable                                               1,365          1,029
     Tax-exempt                                              328            388
   Federal funds sold and securities
     purchased under agreements to resell                    120             57
   Money market funds                                          1             11
   Deposits with banks                                       139             24
                                                     ------------   ------------
           Total interest income                          19,767         15,554
                                                     ------------   ------------
Interest expense:
   Deposits                                                4,090          2,337
   Federal funds purchased and securities
      sold under agreements to repurchase                    375            117
   FHLB advances                                             644            653
                                                     ------------   ------------
           Total interest expense                          5,109          3,107
                                                     ------------   ------------
Net interest income:
   Net interest income                                    14,658         12,447
   Provision for loan losses                                 723            788
                                                     ------------   ------------
           Net interest income after provision for
            loan losses                                   13,935         11,659
                                                     ------------   ------------
Noninterest income:
   Service charges on deposit accounts                     2,870          2,808
   Other service charges and fees                          2,405          2,736
   Gain on sale of assets                                      3            172
   Net realized gains on investments                           2              5
                                                     ------------   ------------
           Total noninterest income                        5,280          5,721
                                                     ------------   ------------
Noninterest expense:
   Salaries and employee benefits                          7,732          6,831
   Net occupancy expense                                     797            781
   Furniture and equipment expense                           948          1,073
   Other expense                                           3,666          3,801
                                                     ------------   ------------
           Total noninterest expense                      13,143         12,486
                                                     ------------   ------------
Earnings:
   Income before provision for income taxes                6,072          4,894
   Provision for income taxes                              2,002          1,528
                                                     ------------   ------------
           Net income                                 $    4,070     $    3,366
                                                     ============   ============
Earnings per share:
   Basic                                                   $0.51          $0.42
                                                     ============   ============
   Diluted                                                 $0.50          $0.41
                                                     ============   ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     --------------------------------------
                        PART OF THE FINANCIAL STATEMENTS
                        --------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                            (In thousands of dollars)


                                                           Three Months Ended
                                                        ------------------------
                                                          3/31/2005   3/31/2004
                                                        ------------------------
Cash flows from operating activities:
   Net income                                            $    4,070  $    3,366
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                            633         613
       Provision for loan losses                                723         788
       Net realized gain on investments                          (2)         (5)
       Gain on sale of premises and equipment                    (3)       (172)
       Net amortization of investment securities                 73         128
       Net change in miscellaneous assets and
        liabilities                                          (3,506)     (4,256)
                                                        ------------------------
           Net cash provided by operating activities          1,988         462
                                                        ------------------------
Cash flows from investing activities:
   Proceeds from maturities and calls of investment
    securities held to maturity                               3,244       2,592
   Proceeds from maturities of investment securities
    available for sale                                        4,683      27,727
   Purchases of investment securities available for sale     (5,852)    (21,816)
   Purchases of other investment securities                    (481)       (173)
   Net increase in customer loans                           (42,174)    (52,347)
   Recoveries of loans previously charged off                    77         204
   Purchases of premises and equipment                         (771)       (896)
   Proceeds from sale of premises and equipment                 133         214
                                                        ------------------------
           Net cash used by investing activities            (41,141)    (44,495)
                                                        ------------------------
Cash flows from financing activities:
   Net increase in deposits                                  74,607      54,793
   Net increase in federal funds purchased and
    securities sold under agreements to repurchase            7,014      20,543
   Repayment of debt                                            (25)        (25)
   Common stock issuance                                        470          62
   Common stock repurchase                                     (230)       (565)
   Dividends paid                                            (1,369)     (1,312)
   Stock options exercised                                      244         787
                                                        ------------------------
           Net cash provided by financing activities         80,711      74,283
                                                        ------------------------
Net increase in cash and cash equivalents                $   41,558  $   30,250
Cash and cash equivalents at beginning of period             57,137      47,124
                                                        ------------------------
Cash and cash equivalents at end of period               $   98,695  $   77,374
                                                        ========================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     --------------------------------------
                        PART OF THE FINANCIAL STATEMENTS
                        --------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The information contained in the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements:

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 had no material impact on the Company's results of operations or financial condition.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123 (revised 2004), Share-based Payment (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The Company plans to adopt SFAS 123R beginning July 1, 2005, and does not expect it to have a material impact on its financial position results of operations.

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


Note 3- Retirement Plan

     The components of net periodic pension cost recognized during the three months ended March 31, 2005 and 2004 are as follows:

(In thousands of dollars)
                                                  Three Months Ended
                                                  ------------------
                                                3/31/2005    3/31/2004
                                                ---------    ---------

Service cost                                    $     237    $     166
Interest cost                                         208          179
Expected return on assets                            (239)        (198)
Amortization of prior service cost                    (10)         (10)
Recognized net actuarial gain                          90           47
                                                -----------------------
       Total                                    $     286    $     184
                                                =======================

     The Company contributed $192,000 to the Plan during the first quarter of 2005 and may contribute up to the allowable tax deduction limit of $2,000,000 for the year 2005.

Note 4 - Earnings Per Share:

     Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three months ended March 31, 2005 and 2004 are as follows:

                                             3/31/2005    3/31/2004
                                             ---------    ---------

                 Basic                       8,053,089    8,095,916

                 Diluted                     8,127,230    8,191,642

     Shares outstanding for per share data calculations have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of December 20, 2004.

     The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares. The number of shares in this category was 32,968 with an exercise price of $33.57 at March 31, 2005. There were no options in this category at March 31, 2004.

     Dividends per share are calculated using the current equivalent number of common shares outstanding at the time of the dividend based on the Company's shares outstanding.

Note 5 - Stock-Based Compensation:

     During 1996, 1999, and 2004, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant , and thereafter become exercisable in 25% increments over the next four years. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000, and the plan has since terminated other than for any options still unexercised and outstanding. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

     The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically vest over a 48-month period, while grants to non-employee directors typically vest within a 12-month period.

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

                                                           Three Months Ended
                                                           ------------------
(In thousands of dollars, except per share data)         3/31/2005    3/31/2004
                                                         ---------    ---------

 Net income, as reported                                 $   4,070    $   3,366
 Less, total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects                66           56
                                                         -----------------------
 Pro forma net income                                    $   4,004    $   3,310
                                                         =======================

 Earnings per share:
   Basic - as reported                                   $    0.51    $    0.42
                                                         =======================
   Basic - pro forma                                     $    0.50    $    0.41
                                                         =======================

   Diluted - as reported                                 $    0.50    $    0.41
                                                         =======================
   Diluted - pro forma                                   $    0.49    $    0.40
                                                         =======================


     The effect of applying SFAS 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       Three Months Ended
                                                       ------------------
                                                     3/31/2005    3/31/2004
                                                     ---------    ---------
Dividend yield                                         2.19%        2.47%
Expected life                                        10 years     10 years
Expected volatility                                    24.0%        26.0%
Risk-free interest rate                                4.22%        4.26%


Note 6 - Commitments and Contingent Liabilities:

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At March 31, 2005, commitments to extend credit and standby letters of credit totaled $303,217,000. The Company does not anticipate any material losses as a result of these transactions.

Note 7 - Subsequent Events:

     In April 2005, the Company completed the acquisition of New Commerce Bancorp and its banking subsidiary, New Commerce Bank. New Commerce Bank had two branch offices in the Mauldin and Simpsonville communities of Greenville County and total assets of approximately $94,000,000 at the merger date, the close of business April 8, 2005. New Commerce Bancorp was merged into South Carolina Bank and Trust, N. A. Pursuant to the agreement, South Carolina Bank and Trust paid $18.00 in cash for each share of New Commerce Bancorp common stock for an aggregate purchase price of $20,106,000.

     Also in April 2005, the Company established two new Delaware trust subsidiaries, SCBT Capital Trust I and SCBT Capital Trust II, which completed the sale of an aggregate $20,000,000 of trust preferred securities on April 7, 2005. SCBT Capital Trust I issued $12,000,000 in trust preferred securities at a rate equal to the 3-month LIBOR rate plus a spread. The initial LIBOR rate, which adjusts quarterly, was 3.12313% per annum. SCBT Capital Trust II issued $8,000,000 in trust preferred securities at a rate fixed for the first five years at 6.37%, and thereafter at a rate equal to the 3-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion relates to the financial statements contained in this report. For further information refer to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCBT Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     SCBT Financial Corporation (the "Company") is a bank holding company incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, N. A., a national bank that opened for business in 1932 and 100 percent of South Carolina Bank and Trust of the Piedmont, N. A., a national bank that opened for business in 1996. The Company engages in no significant operations other than the ownership of its subsidiaries.

     Early in the second quarter of 2005, the Company completed the acquisition of New Commerce Bancorp and its banking subsidiary, New Commerce Bank. New Commerce Bank had two branch offices in the Mauldin and Simpsonville communities of Greenville County and had total assets of approximately $94,000,000 at the merger date, the close of business April 8, 2005. New Commerce Bancorp was merged into South Carolina Bank and Trust, N. A. Pursuant to the agreement, South Carolina Bank and Trust paid $18.00 in cash for each share of New Commerce Bancorp common stock for an aggregate purchase price of $20,106,000.

     Also early in the second quarter of 2005, the Company established two new Delaware trust subsidiaries, SCBT Capital Trust I and SCBT Capital Trust II, which completed the sale of an aggregate $20,000,000 of trust preferred securities on April 7, 2005. SCBT Capital Trust I issued $12,000,000 in trust preferred securities at a rate equal to the 3-month LIBOR rate plus a spread. The LIBOR rate, which adjusts quarterly, was 3.12313% per annum at the initial setting. SCBT Capital Trust II issued $8,000,000 in trust preferred securities at a rate fixed for the first five years at 6.37%, and thereafter at a rate equal to the 3-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years and can be called at the issuer's option without penalty on or after June 30, 2010.

     Some of the major services that the Company provides through its banking subsidiaries include checking, NOW accounts, savings and time deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, correspondent banking services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers. The Company considers that it has no significant portion of its loans concentrated within a single industry or group of related industries, although based on OCC regulatory criteria, it had credit concentrations in loans to lessors of nonresidential buildings, loans to religious organizations, and other activities related to real estate. Furthermore, the Company attempts to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of March 31, 2005, there were no aggregated credit concentrations of this type. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans or deposits.

RESULTS OF OPERATIONS

     For the first quarter of 2005, the Company had consolidated net income of $4,070,000, an increase of 20.9 percent from $3,366,000 earned in the first quarter of 2004. Diluted earnings per share were $0.50 for the first quarter of 2005, compared with $0.41 in the prior year. Annualized returns on average assets and average shareholders' equity for the three months ended March 31, 2005 were 1.10 percent and 13.77 percent, respectively, compared to 1.10 percent and 11.96 percent, respectively, for the first quarter of 2004.

NET INTEREST INCOME

     For the first quarter of 2005, net interest income was $14,658,000, an increase of $2,211,000, or 17.8 percent, over $12,447,000 for the same period in 2004. This increase was largely the result of growth in earning assets and low-rate and non-interest bearing deposits.

     The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. Comparing the first three months of 2005 and 2004, yields on earning assets had increased less than interest rates paid on interest-bearing liabilities. For the three months ended March 31, 2005, the non-tax equivalent yield on earning assets was 5.73 percent, compared with 5.44 percent during the same period in 2004, an increase of 29 basis points. For the same comparative periods, the cost of interest-bearing liabilities used to support these assets increased 49 basis points from 1.33 percent in 2004 to 1.82 percent in 2005. The taxable equivalent net interest margin decreased 13 basis points from 4.44 percent in the first quarter of 2004 to 4.31 percent for the first quarter of 2005. The low interest rate environment continued to impact the net interest margin. Increases in the latter half of 2004 in rates paid on money market deposits and certificates of deposit primarily drove the increase in the cost of interest bearing liabilities. Nonetheless the taxable equivalent net interest margin for the first quarter of 2005 increased by 7 basis points from the 4.24 percent margin in the immediately preceding quarter.

     Loans comprise the Company's largest category of earning assets. As of March 31, 2005, loans outstanding, net of unearned income, were $1,195,220,000, compared with $1,153,230,000 at December 31, 2004. This represents an increase of $41,990,000 or 3.6 percent, with significant growth in commercial, commercial and consumer real estate and home equity loan categories. For the quarter ended March 31, 2005, interest and fees on loans were $17,814,000, compared with $14,045,000 for the comparable period in 2004, an increase of $3,769,000, or
26.8 percent. This increase was the result of higher lending rates and loan portfolio growth.

     For the three months ended March 31, 2005, loans averaged $1,177,059,000 and increased in yield by 27 basis points to 6.07 percent on a non-tax equivalent basis, compared to $962,598,000 with a non-tax equivalent yield of
5.80 for the same period in 2004.

     Investment securities, the second largest category of earning assets, are utilized to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for certain deposits and repurchase agreements. At March 31, 2005, investment securities were $161,913,000, compared to $165,446,000 at December 31, 2004. The composition of the portfolio remained relatively consistent during the first three months of 2004, with a continued bias toward relatively short-term and shorter average life securities in the continuing low rate environment.

     For the quarter ended March 31, 2005, interest earned on investment securities was $1,693,000, compared with $1,417,000 for the comparable period in 2004. This increase of $276,000, or 19.5 percent, resulted from higher average outstanding balances and yields in 2005 versus 2004. For the first three months of 2005, investment securities averaged $164,933,000 with a yield of 4.59 percent on a taxable equivalent basis, compared to an average of $145,464,000 and yield of 4.55 percent for the first quarter of 2004.

     There was a net realized gain on investments of $2,000 during the first quarter of 2005 and a net gain of $5,000 in the first quarter of 2004. As of March 31, 2005, the Company had a net unrealized pre-tax gain of $527,000 and a net unrealized pre-tax loss of $1,651,000 in the held-to-maturity and available-for-sale securities portfolio segments, respectively.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal practice of the Company to trade this segment of the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending on changes in interest rates and alternative investment opportunities.

     As of March 31, 2005 and March 31, 2004, the Company had no holdings in money market funds. These short-term investments averaged $4,824,000 for the first three months of 2004 and earned $11,000.

     During the first three months of 2005, interest-bearing liabilities averaged $1,140,000,000 with an average rate of 1.82 percent. This compares to an average balance of $936,785,000 and rate of 1.33 percent for same period in 2004, an increase of 49 basis points. At March 31, 2005, approximately 38 percent of interest-bearing liabilities had fixed rates for a specified term. These are expected to renew at prevailing market rates as they mature.

     Non-interest bearing deposits were $226,912,000 at March 31, 2005, an increase of $2,885,000, or 1.3 percent, from $224,027,000 at December 31, 2004.
During the same three-month period, interest-bearing deposits grew by $71,723,000, or 7.6 percent, from $947,286,000 to $1,019,009,000. Comparing first quarter ending balances, interest-bearing deposits grew over the past twelve months by $219,953,000, or 26.9 percent, from $803,056,000 in 2004. The
Company paid interest of $4,090,000 in the first quarter of 2005 on average interest-bearing deposits of $987,653,000, compared with $2,337,000 paid on an average of $793,789,000 in the comparable 2004 period.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 2005 was $723,000 compared with $788,000 for the first quarter of 2004, a decrease of 8.2 percent. The provision reflects favorable asset quality measures, including net charge-offs as a percentage of average loans of only 0.04 percent annualized for the first quarter of 2005. The allowance for loan losses was $15,085,000, or
1.26 percent of loans net of unearned income at March 31, 2005 and $14,470,000, or 1.25 percent of outstanding loans at December 31, 2004. The current allowance provides 4.56 times coverage of period end nonperforming loans, which totaled $3,310,000, or 0.28 percent of period end loans. The allowance for loan losses also provides approximately 34 times coverage of first quarter annualized net charge-offs. Net charge-offs for the first quarter were $108,000, or an annualized 0.04 percent of average loans net of unearned income. In the prior year, net charge offs were $254,000, or an annualized 0.31 percent, of first quarter average loans.

     The pace of economic activity has been mixed, both nationally and in South Carolina. There has been some evidence of rising consumer price inflation, much of which is attributable to increased costs for gasoline and energy products. The Federal Reserve has continued its process of increasing short-term interest rates on a measured basis. In the current economic climate, management anticipates that loan charge-offs in the coming year may increase somewhat from the extremely low level seen in the first quarter to percentages of loan balances that could be reasonably comparable to levels experienced in recent periods. For all of 2004, the Company's net charge-offs amounted to 0.15 percent of loans. Management assesses the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews and regulatory agency examinations, all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on such analysis, management and the board of directors consider the current allowance to be adequate.

     Other real estate owned includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of March 31, 2005, other real estate owned was $1,351,000, compared with $1,712,000 at December 31, 2004 and $1,554,000 at the end of the first quarter of 2004.

NONINTEREST INCOME AND EXPENSE

     Non-interest income for the first quarter of 2005 was $5,280,000, compared with $5,721,000 for the same period in 2004, a decrease of $441,000, or 7.7 percent. The decrease from 2004 results is primarily attributable to a March 2004 $782,000 gain on the sale of the Cameron branch of South Carolina Bank and Trust, somewhat offset by increases of $173,000 in secondary market origination fees, $73,000 in debit card income and $62,000 in service charges on deposit accounts. In the quarterly comparisons, fees from trust and fiduciary services increased 13.8 percent, from $138,000 to $157,000.

     For the first quarter of 2005, non-interest expense was $13,143,000, an increase of $657,000, or 5.3 percent, from $12,486,000 for the same period in the previous year. Salaries and employee benefits increased $901,000, or 13.2 percent, to $7,732,000 from the first quarter of 2004 to the first quarter of 2005. Base salaries increased $141,000, or 3.1 percent. The remainder of the increase is attributable to higher mortgage loan origination commissions, higher levels of retail sales incentives, and accruals for other employee and officer performance incentive programs. In year-to-year first quarter comparisons, furniture and equipment expense (including some lower computer and data processing lease expenses) declined 11.7 percent to $948,000 while net occupancy expense was up 2.1 percent to $797,000. Other expense was $3,666,000 in the first quarter of 2005, a decrease of $135,000, or 3.6 percent, from the first quarter of 2004. 2004's elevated expenses were driven by non-recurring expenses of $266,000 associated with several 2004 first quarter initiatives. These included acquisition expenses of the Denmark, SC bank branch, costs incurred in the corporate name change process, fees associated with the new listing on the Nasdaq Stock Market, and consulting fees in connection with contract analyses for cost reduction opportunities.

NET INCOME

     Net income was $4,070,000 for the first quarter of 2005, an increase of $704,000, or 20.9 percent, compared with $3,366,000 in the first quarter of 2004. As described above, earnings were impacted by the 17.7 percent increase in net interest income, partially offset by a substantially smaller decrease in non-interest income and increase in non-interest expense.

CAPITAL RESOURCES AND LIQUIDITY

     The ongoing capital requirements of the Company have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2005, shareholders' equity was $120,825,000, an increase of $2,027,000, or 1.7 percent, from $118,798,000 at December 31, 2004.

     The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Corporation's Tier 1 capital to risk-weighted assets ratio at March 31, 2005 was 9.76 percent, compared to 9.85 percent at December 31, 2004. The total capital to risk-weighted ratio was 11.01 percent at the end of the first quarter of 2005, compared with 11.10 at the end of 2004. These ratios have declined primarily because of the continuing strong loan growth and the corresponding impact on risk-weighted assets.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. The Company's leverage ratio was 7.85 percent as of March 31, 2005 and 8.05 percent as of December 31, 2004. The Company's capital ratios currently well exceed the minimum standards and continue to be in the "well capitalized" regulatory classifications.

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

     The Company's liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from the Company's use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Additional liquidity can be secured from lines of credit extended to the Company from its correspondent banks and the Federal Home Loan Bank. Management believes that its liquidity position is adequate.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the Company's quantitative and qualitative disclosures about market risk as of March 31, 2005 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them as to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's Exchange Act filings.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2.  Change in Securities:

     (a) through  (d):  Not applicable.

     (e) Issuer Purchases of Equity Securities:

     In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the first quarter 2005:

                                                                                         (d) Maximum
                                                                      (c) Total           Number (or
                                                                       Number of          Approximate
                                                                       Shares (or        Dollar Value)
                                                                         Units)          of Shares (or
                                                                      Purchased as        Units) that
                                (a) Total                                Part of          May Yet Be
                                Number of          (b) Average          Publicly           Purchased
                               Shares (or         Price Paid per       Announced           Under the
                                 Units)             Share (or           Plans or           Plans or
       Period                   Purchased             Unit)             Programs           Programs
---------------------------------------------------------------------------------------------------------
January 1 - January 31              -                   -                                   147,872
February 1 - February 28            -                   -                                   147,872
March 1 - March 31                  -                   -                                   147,872
                            -----------------                       -----------------
Total                               -                                       -               147,872
                            =================                       =================

Also during the quarter, the Company redeemed 7,695 of its shares at $29.95 per share from two executive officers under an approved program designed to facilitate stock option exercises under the 1999 and 2004 stock option plans. There is no pre-determined number of shares that may be repurchased in accordance with this activity.


Item 3.  Defaults Upon Senior Securities:                              .

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

Item 5.  Other Information:

         Not Applicable.

Item 6.  Exhibits:

The following is a list of exhibits to this report:

Exhibit No.        Description of Exhibit
-----------        ----------------------

31.1               Rule 13a - 14(a) Certification of the Chief Executive Officer
31.2               Rule 13a - 14(a) Certification of the Chief Financial Officer
32                 Section 1350 Certifications






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SCBT FINANCIAL CORPORATION



Date: May 10, 2005                         /s/ Robert R. Hill, Jr.
                                           -----------------------
                                           Robert R. Hill, Jr.
                                           President and
                                           Chief Executive Officer






Date: May 10, 2005                         /s/ Richard C. Mathis
                                           ---------------------
                                           Richard C. Mathis
                                           Executive Vice President and
                                           Chief Financial Officer

                                  Exhibit Index


Exhibit Number     Description
--------------     -----------

31.1               Rule 13a - 14(a) Certification of the Chief Executive Officer
31.2               Rule 13a - 14(a) Certification of the Chief Financial Officer
32                 Section 1350 Certifications.