Form 10-Q
period 2005-06-30
SCBT FINANCIAL CORP
filed 2005-08-09
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20529

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [ ]


Indicate the number of shares outstanding of each of issuer's classes of common stock:

               Class                             Outstanding as of June 30, 2005
     Common Stock, $2.50 par value                           8,068,729

                           SCBT FINANCIAL CORPORATION

                                      INDEX


Part I:   Financial Information

          Item 1 - Financial Statements

               Condensed  Consolidated  Balance  Sheets  -
               June  30,  2005  and December 31, 2004

               Condensed Consolidated Statements of Changes in Shareholders' Equity -
               Six Months Ended
               June 30, 2005 and 2004

               Condensed  Consolidated  Statements  of  Income  -
               Three  and Six Months Ended
               June 30, 2005 and 2004

               Condensed  Consolidated  Statements  of Cash  Flows -
               Six  Months Ended
               June 30, 2005 and 2004

               Notes to Condensed Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk

          Item 4 - Controls and Procedures

Part II:  Other Information

          Item 1 - Legal Proceedings

          Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          Item 4 - Submission of Matters to a Vote of Security Holders

          Item 6 - Exhibits

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)

                                                                  6/30/05      12/31/2004
                                                                (Unaudited)     (Note 1)
                                                                =========================
                                   ASSETS
                                   ------
Cash and cash equivalents:
   Cash and due from banks                                      $     53,808  $   39,261
   Interest-bearing deposits with banks                                4,867      14,876
   Federal funds sold and securities
     purchased under agreements to resell                             45,000       3,000
                                                               --------------------------
               Total cash and cash equivalents                       103,675      57,137
                                                               --------------------------
Investment securities:
   Securities held to maturity (fair value of
     $20,326 at 6/30/05 and $25,406 at 12/31/04)                      19,837      24,604
   Securities available for sale, at fair value                      149,289     135,058
   Other investments                                                   7,436       5,784
                                                               --------------------------
               Total investment securities                           176,562     165,446
                                                               --------------------------
Investments in unconsolidated subsidiaries                               620           -
                                                               --------------------------
Loans held for sale                                                   22,772      13,837
                                                               --------------------------
Loans                                                              1,319,919   1,153,407
   Less unearned income                                                  (75)       (177)
   Less allowance for loan losses                                    (16,875)    (14,470)
                                                               --------------------------
               Loans, net                                          1,302,969   1,138,760
                                                               --------------------------
Premises and equipment, net                                           38,228      33,667
                                                               --------------------------
Other assets                                                          44,873      28,130
                                                               --------------------------
                Total assets                                    $  1,689,699  $1,436,977
                                                               ==========================

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Deposits:
   Noninterest-bearing                                          $    230,689  $  224,027
   Interest-bearing                                                1,093,571     947,286
                                                               --------------------------
               Total deposits                                      1,324,260   1,171,313
Federal funds purchased and securities
   sold under agreements to repurchase                               140,510      89,208
Other borrowings                                                      94,190      51,928
Other liabilities                                                      6,250       5,730
                                                               --------------------------
               Total liabilities                                   1,565,210   1,318,179
                                                               --------------------------

Shareholders' equity:
   Common stock - $2.50 par value; authorized 40,000,000 shares;
      issued and outstanding 8,068,729 at 6/30/05
      and 7,657,094 shares at 12/31/05                                20,172      19,143
   Stock dividend distributable                                            -         955
   Surplus                                                            72,715      72,079
   Retained earnings                                                  31,921      26,486
   Accumulated other comprehensive income (loss)                        (319)        135
                                                               --------------------------
               Total shareholders' equity                            124,489     118,798
                                                               --------------------------
               Total liabilities and shareholders' equity       $  1,689,699 $ 1,436,977
                                                               ==========================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                     ---------------------------------------
                                   (Unaudited)
                (In thousands of dollars, except per share data)


                                                                                                     Accumulated
                                            Common Stock          Stock                                Other
                                         --------------------    Dividend              Retained     Comprehensive
                                           Shares    Amount    Distibutable  Surplus   Earnings     Income (Loss)      Total
                                                               ------------  -------   ---------    -------------    -----------
Balance, December 31, 2003               7,690,186  $  19,225  $          -  $62,722   $  29,787            $ 615    $  112,349
                                                                                                                     -----------
Comprehensive income:
 Net income                                      -          -             -        -       6,690                -         6,690
 Change in net unrealized loss
  on securities available for sale,
  net of tax effects                             -          -             -        -           -           (1,477)       (1,477)
                                                                                                                     -----------
        Total comprehensive income                                                                                        5,213
                                                                                                                     -----------
Cash dividends declared at $.34
    per share                                    -          -             -        -      (2,624)               -        (2,624)
                                                                                                                     -----------
Stock options exercised                     54,102        135             -      840           -                -           975
                                                                                                                     -----------
Employee stock purchases                     5,353         14             -      124           -                -           138
                                                                                                                     -----------
Common stock repurchased                   (75,420)      (188)            -   (2,043)          -                -        (2,231)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                   7,674,221  $  19,186  $          -  $61,643   $  33,853    $        (862)   $  113,820
================================================================================================================================
Balance, December 31, 2004               7,657,094  $  19,143  $        955  $72,079   $  26,486    $         135    $  118,798
                                                                                                                     -----------
Comprehensive income:
 Net income                                      -          -             -        -       8,175                -         8,175
 Change in net unrealized loss
  on securities available for sale,
  net of tax effects                             -          -             -        -           -             (454)         (454)
                                                                                                                     -----------
        Total comprehensive income                                                                                        7,721
                                                                                                                     -----------
Cash dividends declared at $.34 per share        -          -             -        -      (2,740)               -        (2,740)
                                                                                                                     -----------
Stock options exercised                     18,108         45             -      283           -                -           328
                                                                                                                     -----------
Employee stock purchases                     5,827         15             -      133           -                -           148
                                                                                                                     -----------
Restricted stock awards                     14,067         35             -      429           -                -           464
                                                                                                                     -----------
Common stock repurchased                    (7,695)       (19)            -     (211)          -                -          (230)
                                                                                                                     -----------
Common stock dividend of 5%, record date,
    December 20, 2004                      381,328        953          (955)       2           -                -             -
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                   8,068,729  $  20,172  $          -  $72,715   $  31,921    $        (319)   $  124,489
================================================================================================================================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                  SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                  (In thousands of dollars, except par value)


                                                     Three Months Ended              Six Months Ended
                                                    ----------------------         ----------------------
                                                     6/30/05     6/30/04            6/30/05     6/30/04
                                                     -------     -------           -------      -------
Interest income:
   Loans, including fees                            $  20,432   $  14,854          $  38,245   $  28,899
   Investment securities:
      Taxable                                           1,532       1,131              2,897       2,160
      Tax-exempt                                          306         369                635         757
   Federal funds sold and securities
     purchased under agreements to resell                 236          17                356          74
   Money market funds                                       -           -                  1          11
   Deposits with banks                                    109          12                249          36
                                                    ----------  ----------         ----------  ----------
        Total interest income                          22,615      16,383             42,383      31,937
                                                    ----------  ----------         ----------  ----------

Interest expense:
   Deposits                                             4,870       2,266              8,960       4,603
   Federal funds purchased and securities
      sold under agreements to repurchase                 610         137                985         254
   Other borrowings                                       935         701              1,579       1,354
                                                    ----------  ----------         ----------  ----------
        Total interest expense                          6,415       3,104             11,524       6,211
                                                    ----------  ----------         ----------  ----------
Net interest income:
   Net interest income                                 16,200      13,279             30,859      25,726
   Provision for loan losses                            1,064       1,594              1,787       2,382
                                                    ----------  ----------         ----------  ----------
        Net interest income after
         provision for loan losses                     15,136      11,685             29,072      23,344
                                                    ----------  ----------         ----------  ----------
Noninterest income:
   Service charges on deposit accounts                  3,053       2,946              5,923       5,754
   Other service charges and fees                       2,731       1,858              5,135       4,594
   Gain on sale of assets                                   4       1,506                  8       1,678
   Net realized gains on investments                        -           -                  3           5
                                                    ----------  ----------         ----------  ----------
        Total noninterest income                        5,788       6,310             11,069      12,031
                                                    ----------  ----------         ----------  ----------
Noninterest expense:
   Salaries and employee benefits                       8,638       6,928             16,370      13,759
   Net occupancy expense                                  840         884              1,637       1,665
   Furniture and equipment expense                      1,087       1,124              2,035       2,197
   Other expense                                        4,115       4,166              7,782       7,968
                                                    ----------  ----------         ----------  ----------
        Total noninterest expense                      14,680      13,102             27,824      25,589
                                                    ----------  ----------         ----------  ----------
Earnings:
   Income before provision for income taxes             6,244       4,893             12,317       9,786
   Provision for income taxes                           2,139       1,568              4,142       3,096
                                                    ----------  ----------         ----------  ----------
        Net income                                  $   4,105   $   3,325          $   8,175   $   6,690
                                                    ==========  ==========         ==========  ==========

Earnings per share:
   Basic                                            $    0.51   $    0.41          $    1.01   $    0.83
                                                    ==========  ==========         ==========  ==========
   Diluted                                          $    0.51   $    0.41          $    1.01   $    0.82
                                                    ==========  ==========         ==========  ==========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)


                                                                                       Six Months Ended
                                                                                   -----------------------
                                                                                    6/30/2005   6/30/2004
                                                                                   ----------  -----------
Cash flows from operating activities:
   Net income                                                                      $    8,175  $     6,690
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                  1,324        1,163
         Provision for loan losses                                                      1,787        2,382
         Gain on sale of securities                                                        (3)           -
         Gain on sale of premises and equipment                                            (8)        (181)
         Net amortization of investment securities                                        137          322
      Net change in miscellaneous assets and liabilities                               (9,795)      (1,128)
                                                                                   ----------  -----------
               Net cash provided by operating activities                                1,617        9,248
                                                                                   ----------  -----------

Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity                   4,744        3,347
   Proceeds from maturities of investment securities available-for-sale                11,425       36,424
   Proceeds from maturities of other investment securities                                122            -
   Purchases of investment securities available-for-sale                              (11,517)     (60,478)
   Purchases of other investment securities                                            (1,774)      (1,344)
   Net increase in customer loans                                                     (97,192)    (112,292)
   Recoveries of loans previously charged off                                             151          261
   Acquisition, net of cash acquired                                                  (16,277)           -
   Purchase of trust preferred securities                                                (620)           -
   Purchases of premises and equipment                                                 (1,781)      (1,970)
   Proceeds from sale of premises and equipment                                           141          239
                                                                                   ----------  -----------
               Net cash used by investing activities                                 (112,578)    (135,813)
                                                                                   ----------  -----------

Cash flows from financing activities:
   Net increase in demand deposits                                                     72,565       61,540
   Net increase in federal funds purchased
      and securities sold under agreements to repurchase                               51,302       27,613
   Proceeds from issuance of debt                                                      35,721       39,975
   Repayment of debt                                                                      (60)         (25)
   Common stock issuance                                                                  612          138
   Common stock repurchase                                                               (230)      (2,231)
   Dividends paid                                                                      (2,740)      (2,624)
   Stock options exercised                                                                329          975
                                                                                   ----------  -----------
               Net cash provided by financing activities                              157,499      125,361
                                                                                   ----------  -----------

Net increase (decrease) in cash and cash equivalents                                 $ 46,538     $ (1,204)
Cash and cash equivalents at beginning of year                                         57,137       47,124
                                                                                   ----------  -----------
Cash and cash equivalents at end of year                                             $103,675     $ 45,920
                                                                                   ==========  ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
    -----------------------------------------------------------------------

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 2 - Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using APB Opinion 25, and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation.

SFAS 123R also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 addresses the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. Also, in April 2005, the SEC adopted a new rule that made SFAS 123R effective beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company will be required to adopt SFAS 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In December 2004, the FASB issued SFAS No. 153,  Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the measurement of nonmonetary exchanges and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position or results of operations.

In March 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). EITF 03-01 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the FASB staff proposed two FASB Staff Positions (FSP). The first, proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also were not affected by the two proposed FSPs.

In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB staff was directed to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

Note 3- Retirement Plan

The components of net periodic pension cost recognized during the three and six months ended June 30, 2005 are as follows:

(In thousands of dollars)


                                        Three Months Ended                  Six Months Ended
                                     -------------------------         --------------------------
                                       6/30/2005    6/30/2004            6/30/2005     6/30/2004
                                       ----------   ----------           ----------    ----------
Service cost                          $      237   $      167           $      474    $      333
Interest cost                                208          179                  417           358
Expected return on assets                   (239)        (198)                (478)         (396)
Amortization of prior service cost           (10)         (10)                 (20)          (20)
Recognized net actuarial gain                 90           47                  180            94
                                       ----------   ----------           ----------    ----------
Total                                 $      286   $      185           $      573    $      369
                                       ==========   ==========           ==========    ==========


The Company contributed $ 192,000 and $384,000, respectively, to the Plan for the three and six months ended June 30, 2005 and anticipates it will contribute up to the allowable tax deduction limit of $645,000 for the year ending December 31, 2005.

Note 4 - Earnings Per Share:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. The Company's diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30, 2005 and 2004 are as follows:

              Three Months Ended                  Six Months Ended
           -----------------------             ----------------------
           6/30/2005     6/30/2004             6/30/2005    6/30/2004
           ---------     ---------             ---------    ---------

Basic      8,063,256     8,086,942             8,058,200    8,091,429
Diluted    8,135,525     8,165,673             8,129,758    8,176,688


Shares outstanding for per share data calculations have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of December 20, 2004.

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares as follows:


                                 Three Months Ended        Six Months Ended
                               ----------------------  -----------------------
                               6/30/2005    6/30/2004  6/30/2005     6/30/2004
                               ---------    ---------  ---------     ---------

Number of shares                  32,593       71,085     32,593        13,230
-------------------------------------------------------------------------------
Range of exercise prices                    $28.58 to
                                  $33.57      $29.49      $33.57        $29.49


Dividends per share are calculated using the current number of common shares issued and outstanding at the record date for any dividends paid during the reported periods.

Note 5 - Stock-Based Compensation:

During 1996, 1999, and 2004, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans become exercisable in 25% increments over four years. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000, and the plan has since terminated other than for any options still unexercised and outstanding. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

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


                                                   Three Months Ended          Six Months Ended
                                                -------------------------  -------------------------
(In thousands of dollars, except per share
 data)                                            6/30/2005    6/30/2004    6/30/2005     6/30/2004
                                                  ----------   ----------   ----------    ----------
 Net income, as reported                         $    4,105   $    3,325   $    8,175    $    6,690
 Less, total stock-based employee
 compensation expense determined under fair
 value based method, net of related tax
  effects                                                62           55          128           111
                                                 ------------------------  -------------------------

 Pro forma net income                            $    4,043   $    3,270   $    8,047    $    6,579
                                                 ========================  =========================

 Earnings per share:
 Basic - as reported                             $     0.51   $     0.41   $     1.01    $     0.83
                                                 ========================  =========================
 Basic - pro forma                               $     0.50   $     0.40   $     1.00    $     0.81
                                                 ========================  =========================

 Diluted - as reported                           $     0.51   $     0.41   $     1.01    $     0.82
                                                 ========================  =========================
 Diluted - pro forma                             $     0.50   $     0.40   $     0.99    $     0.80
                                                 ========================  =========================

The effect of applying SFAS 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          Six Months Ended
                                      --------------------------
                                      6/30/2005        6/30/2004
                                      ---------        ---------
Dividend yield                           2.19%            2.41%
Expected life                          10 years         10 years
Expected volatility                      24.0%            25.0%
Risk-free interest rate                  4.22%            4.26%


Note 6 - Commitments and Contingent Liabilities:

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At June 30, 2005, commitments to extend credit and standby letters of credit totaled $328,313,000. The Company does not anticipate any material losses as a result of these transactions.

Note 7 - Acquisition of New Commerce BanCorp

On April 8, 2005, the Company and its lead banking subsidiary, South Carolina Bank and Trust, N.A., completed the acquisition of New Commerce Bancorp, including its banking subsidiary, New Commerce Bank. New Commerce Bank had two branch offices in the Mauldin and Simpsonville communities of Greenville County and total assets of approximately $94,000,000 at the merger date, the close of business on April 8, 2005. New Commerce Bancorp was merged into South Carolina Bank and Trust, N. A. Pursuant to the agreement, South Carolina Bank and Trust paid $18.00 in cash for each share of New Commerce Bancorp common stock for an aggregate purchase price of $20,106,000.

The following table summarizes the estimated fair value of assets and liablities assumed from the acquisition on April 8, 2005.

(in thousands)
ASSETS:
    Cash and cash equivalents                                     $   3,829
    Investment securities available for sale                         14,868
    Loans, net                                                       68,955
    Premises and equipment, net                                       4,103
    Goodwill                                                         12,658
    Other intangible assets                                           1,613
    Other assets                                                      1,766
                                                                  ---------
        Total assets acquired                                       107,792
                                                                  ---------

LIABILITIES
    Deposits                                                         80,382
    Other borrowings                                                  6,601
    Other liabilities                                                   703
                                                                  ---------
        Total liabilities assumed                                    87,686
                                                                  ---------

        Net assets acquired                                       $  20,106
                                                                  =========

The allocation of the purchase price for net assets acquired in the table above is preliminary, based on information available at the time of this Quarterly Report, and could change once final data is determined.

The core deposit intangible of $1,613,000 is being amortized over a period of 10 years. Goodwill will not be amortized or deductible for tax purposes but will be subject to impairment tests at least annually.

The following table presents selected pro forma information of the Company as if the acquisition had occurred on January 1, 2004 and 2005.


                                           Three Months Ended                     Six Months Ended
                                      ----------------------------          ----------------------------
                                        6/30/05         6/30/04               6/30/05         6/30/04
                                      ------------     -----------          ------------     -----------
(in Thousands)
Net interest income                  $     16,291     $    13,986          $     31,822     $    27,105
Net income (1)                              2,479           3,383                 6,617           6,774
Basic earnings per
 share                                       0.31            0.42                  0.82            0.84
Diluted earnings
 per share                                   0.30            0.41                  0.81            0.83


(1) Merger-related expenses:
       Salaries and other personnel      $    675                             $    678
       Occupancy and equipment                  2                                    4
       Data
        Processing                            558                                  596
       Postage, supplies and printing           -                                   19
       Other expense                          367                                  495
                                      ------------                         ------------
             Total merger-related
              expenses                   $  1,602                             $  1,792
                                      ------------                         ------------


Note 8 - Trust Preferred Securities:

In April 2005, SCBT Capital Trust I and SCBT Capital Trust II (the "Trusts"), wholly-owned subsidiaries of the Company, were formed for the purpose of issuing an aggregate $20,000,000 of trust preferred securities. On April 7, 2005, SCBT Capital Trust I issued $12,000,000 in trust preferred securities at a rate equal to the 3-month LIBOR rate plus a spread. The initial LIBOR rate, which adjusts quarterly, was 3.12313 percent. SCBT Capital Trust II issued $8,000,000 in trust preferred securities at a rate fixed for the first five years at 6.37 percent, and thereafter at a rate equal to the 3-month LIBOR rate plus a spread. The trust preferred securities, which are guaranteed by the Company on a subordinated basis, mature in 30 years and can be called by the issuer without penalty on or after June 30, 2010. The sole asset of the Trusts is an aggregate $20,620,000 of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trusts' obligations with respect to the capital securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debentures, which would result in a deferral of distribution payments on the related capital securities

The junior subordinated debentures may be classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25 percent of total Tier 1 capital.

Pursuant to FASB Interpretation No.46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the Trusts must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. During the last five years preceding maturity, the amount included as capital will decline 20 percent per year.

Note 9 - Subsequent Events:

    On July 21, 2005, the Company entered into an Agreement and Plan of Merger with Sun Bancshares, Inc. ("Sun"), the holding company for SunBank, N.A. Pursuant to the agreement, Sun will be merged with and into SCBT Financial Corporation. SunBank, which operates two full service offices in Murrells Inlet and Georgetown and a loan production office in Myrtle Beach, will operate under SCBT as its third subsidiary bank for a period of not less than two years and will retain its existing board of directors and senior management. Under terms of the Agreement, SCBT will pay consideration of approximately $21.9 million, consisting of approximately $4.4 million in cash and no more than 564,387 shares of SCBT common stock for Sun's issued and outstanding shares of common stock. In addition, SCBT will pay an aggregate of approximately $2.86 million to the holders of outstanding options and warrants for Sun stock. The transaction builds on SCBT's coastal presence by adding two well-placed branches located in Murrells Inlet and Georgetown in fast-growing Georgetown County, and a loan production office in Myrtle Beach, Horry County.

    The Company established a new Delaware trust subsidiary, SCBT Capital Trust III, which completed the sale of $20,000,000 of trust preferred securities on July 18, 2005. SCBT Capital Trust III issued the trust preferred securities at a rate fixed for the first 10 years at 5.92%, and thereafter at a rate equal to the three-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after September 15, 2012. The net proceeds from the offering will be used by SCBT Financial Corporation for general corporate purposes.

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

    Statements  included in  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. SCBT Financial Corporation (the "Company") cautions readers that forward-looking statements are estimates reflecting the judgment of the Company based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5)
Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; and (8) Reputation risk that adversely affects earnings or capital arising from negative public opinion.

    The Company is a bank holding company that was incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, N.A., a national bank that opened for business in 1932, and 100 percent of South Carolina Bank and Trust of the Piedmont, N.A., a national bank that opened for business in 1996. The Company's activities are primarily conducted by these wholly-owned operating subsidiaries.

    In April 2005, the Company and its lead banking subsidiary, South Carolina Bank and Trust, N.A., completed the acquisition of New Commerce Bancorp and its banking subsidiary, New Commerce Bank. New Commerce Bank had two branch offices in the Mauldin and Simpsonville communities of Greenville County and had total assets of approximately $94,000,000 at the merger date, the close of business on April 8, 2005. New Commerce Bancorp was merged into South Carolina Bank and Trust, N.A. Pursuant to the agreement, South Carolina Bank and Trust paid $18.00 in cash for each share of New Commerce Bancorp common stock for an aggregate purchase price of $20,106,000.

    Also in April 2005, the Company established two new Delaware trust subsidiaries, SCBT Capital Trust I and SCBT Capital Trust II, which completed the sale of an aggregate of $20,000,000 of trust preferred securities on April 7, 2005. SCBT Capital Trust I issued $12,000,000 in trust preferred securities at a rate equal to the 3-month LIBOR rate plus a spread. The initial LIBOR rate, which adjusts quarterly, was 3.12313% per annum. SCBT Capital Trust II issued $8,000,000 in trust preferred securities at a rate fixed for the first five years at 6.37%, and thereafter at a rate equal to the 3-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.

    In May 2005, South Carolina Bank and Trust, N.A. purchased Devine Mortgage, a mortgage loan company located in Columbia, South Carolina. Pursuant to the agreement, South Carolina Bank and Trust paid $100,000, of which $80,000 was for the purchased assets and $20,000 for a non-compete agreement. The Devine Mortgage location has been converted to a loan production office for South Carolina Bank and Trust, N.A.

    On July 21, 2005, the Company entered into an Agreement and Plan of Merger with Sun Bancshares, Inc. ("Sun"), the holding company for SunBank N.A. Pursuant to the agreement, Sun will be merged with and into SCBT Financial Corporation. SunBank, which operates two full service offices in Murrells Inlet and Georgetown and a loan production office in Myrtle Beach, will operate under the Company as its third subsidiary bank for a period of not less than two years and will retain its existing board of directors and senior management. Under terms of the Agreement, the Company will pay consideration of approximately $21.9 million, consisting of approximately $4.4 million cash and no more than 564,387 shares of SCBT common stock for Sun's issued and outstanding shares of common stock. In addition, the Company will pay an aggregate of approximately $2.86 million to the holders of outstanding options and warrants for Sun stock. The transaction builds on the Company's coastal presence by adding two well-placed branches located in Murrells Inlet and Georgetown in fast-growing Georgetown County, and a loan production office in Myrtle Beach, Horry County.

    The Company established a new Delaware trust subsidiary, SCBT Capital Trust III, which completed the sale of $20,000,000 of trust preferred securities on July 18, 2005. SCBT Capital Trust III issued the trust preferred securities at a rate fixed for the first 10 years at 5.92%, and thereafter at a rate equal to the three-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after September 15, 2012. The net proceeds from the offering will be used by the Company for general corporate purposes

    Some of the major services the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, correspondent banking services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers. The Company considers that it has no significant portion of its loans concentrated within a single industry or group of related industries, although based on OCC regulatory criteria, it had credit concentrations in loans to lessors of nonresidential buildings, loans to religious organizations, and other activities related to real estate. Furthermore, the Company attempts to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of June 30, 2005, there were no aggregated credit concentrations of this type. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans or deposits.

RESULTS OF OPERATIONS

For the second quarter of 2005, the Company had consolidated net income of $4,105,000, an increase of 23.5 percent from $3,325,000 earned in the second quarter of 2004. Diluted earnings per share were $0.51 for the three months ended June 30, 2005, an approximate 24.4 percent increase from the $0.41 per share earned in the second quarter of 2004. Net income for the first six months of 2005 was $8,175,000, an increase of 22.2 percent from $6,690,000 earned for the same period of 2004. Diluted earnings per share were $1.01 for the six months ended June 30, 2005, an approximate 23.2 percent increase from the $0.82 per share earned in the first half of 2004.

NET INTEREST INCOME

    For the second quarter of 2005, non-taxable equivalent net interest income was $16,200,000, an increase of $2,921,000, or 22.0 percent, over $13,279,000 for the same period in 2004. For the first six months of 2004, non-taxable equivalent net interest income was $30,859,000, an increase of $5,133,000, or
20.0 percent, as compared to $25,726,000 for the same period a year earlier. This increase was mostly the result of growth in earning assets, which has been beneficially supported largely through growth in low-rate and non-interest bearing deposits and other liabilities.

    The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. Comparing average yields during the first six months of 2005 with those in 2004, the yields on earning assets have increased comparably less than interest rates paid on interest-bearing liabilities. The Company's non-taxable equivalent yield on earning assets for the six months ended June 30, 2005 was 5.85 percent, as compared with 5.46 percent during the same period in 2004, an improvement of 39 basis points. In similar six-month comparisons, the cost of interest-bearing liabilities used to fund most of these assets increased approximately 61 basis points from 1.31 percent in 2004 to 1.92 percent in 2005. Consequently, the taxable equivalent net interest margin decreased 16 basis points from 4.48 percent for the first half of 2004 to 4.32 percent for the first half of 2005. So, while the generally low interest rate environment has continued to impact net interest margins, the Company's margin has nonetheless improved in each of 2005's first two quarters. In linked-quarter comparisons, the first quarter of 2005 saw a 7 basis points improvement, and the second quarter of 2005 benefited from a 1 basis point improvement.

    Loans comprise the largest category of earning assets. As of June 30, 2005, loans net of unearned income and excluding mortgage loans held for sale were $1,319,844,000, compared with $1,153,230,000 at December 31, 2004. This increase of $166,614,000, or 14.5 percent, was most noticeable in the commercial real estate and consumer real estate loan categories. Mortgage loans held for sale increased by $8,935,000, or 64.6 percent, from December 31, 2004 to June 30, 2005. For the second quarter of 2005, fees on in-house loans, combined with interest on all loans including mortgage loans held for sale, amounted to $20,432,000, an increase of $5,578,000, or 37.6% compared with $14,854,000 for the comparable period in 2004. For the first six months of the year, this amount was $38,245,000, compared with $28,899,000 for the same period in 2004, an increase of 32.3 percent. For the six months ended June 30, 2005, loans net of unearned income and excluding mortgage loans held for sale averaged $1,231,147,000 and increased in yield by 39 basis points to 6.19 percent on a non-tax equivalent basis, compared to $989,218,000 with a non-tax equivalent yield of 5.80 percent for the same period in 2004.

    Investment securities, the second largest category of earning assets, are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. At June 30, 2005, investment securities were $176,562,000, compared to $165,446,000 at December 31, 2005. The composition of the portfolio remained relatively consistent during the first six months of 2004, as did the Company's modest bias toward relatively short-term and shorter average life securities in the continuing low rate environment.

    For the quarter ended June 30, 2005, interest earned on investment securities was $1,838,000, compared with $1,500,000 for the comparable period in 2004, an increase of $338,000, or 22.5 percent. For the six months ended June 30, 2005, interest income was $3,532,000, compared with $2,917,000 for the same period in 2004. This increase of $611,000, or 20.9 percent, was the result of both higher yields and higher average outstanding balances year to year. For the first six months of 2005, investment securities averaged $169,748,000 with a yield of 4.20 percent on a non-tax equivalent basis, compared to an average of $152,051,000 and yield of 3.86 percent for the same period in 2004.

    There was a net realized gain on investments of $2,600 during the first six months of 2005 and a net gain of $5,000 in the first six months of 2004. As of June 30, 2005, the Company had a net unrealized pre-tax gain of $489,000 and a net unrealized pre-tax loss of $611,000 in the held-to-maturity and available-for-sale securities portfolio segments, respectively.

    Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short- term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment options

    The Company has from time to time invested on a short-term basis in U.S. government agency-backed money market funds. There were no such investments outstanding at either December 31, 2004 or June 30, 2005, however. For the first six months of 2004, interest income of $11,000 was earned on average money market fund balances of $2,412,000, compared to no earnings in this category during 2005.

    During the first six months of 2005, the average balance of interest-bearing liabilities was $1,211,793,000 with an average rate of 1.92 percent. This represents a 27.6 percent increase over the average of $949,925,000 for the first half of 2004, during which time the average rate was 1.31 percent.

    Non-interest-bearing deposits were $230,689,000 at June 30, 2005, an increase of $6,662,000, or 3.0 percent, from $224,027,000 at December 31, 2004.
During the same six-month period, interest-bearing deposits grew by $146,285,000, or 15.4 percent, from $947,286,000 to $1,093,571,000. During the first six months of 2005, the Company paid interest of $8,960,000 on average interest-bearing deposits of $1,036,382,000, compared with $4,603,000 paid on an average balance of $796,615,000 in the comparable 2004 period, these expenses representing both the growth in deposits outstanding and the rate increase mentioned above.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended June 30, 2005 was $1,064,000, compared with $1,594,000 for the same period in 2004. For the six months ended June 30, 2005, the provision was $1,787,000, compared to $2,382,000 for the same period in 2004. The provision reflects very favorable asset quality measures, including net charge-offs as a percentage of average loans of 0.07 percent annualized for the second quarter of 2005 and 0.05 percent annualized for the year to date. The allowance for loan losses was $16,875,000, or 1.28 percent of outstanding loans at June 30, 2005 and $14,470,000, or 1.25 percent of outstanding loans at December 31, 2004. The allowance at June 30, 2005 provided 3.9 times coverage of non-performing loans, which totaled $4,332,000, or 0.33 percent, of period end loans. The allowance for loan losses also provides 18.9 times coverage of second quarter annualized net charge-offs. In 2005, net charge-offs for the second quarter and year-to-date were $223,000 and $331,000, respectively. In the prior year, net charge offs were $462,000, or an annualized 0.18 percent, of average loans for the second quarter and $716,000, or an annualized 0.14 percent, of average loans for the first six months.

    The pace of economic activity has been generally good, both nationally and in South Carolina. There has been some evidence of rising consumer price inflation, much of which is attributable to increased costs for gasoline and energy products. The Federal Reserve has continued its process of increasing short-term interest rates on a measured basis. In the current economic climate, management anticipates that loan charge-offs may increase somewhat from the extremely low levels seen in the first two quarters to percentages of loan balances that could be reasonably comparable to levels experienced in other recent periods. For all of 2004, the Company's net charge-offs amounted to 0.15 percent of loans. Management assesses the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews and regulatory agency examinations, all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on such analysis, the Company considers the current allowance to be adequate.

    Other real estate owned includes real estate acquired as a result of foreclosure and property not intended for bank use. The balance in other real estate owned was $1,319,000 at June 30, 2005, compared with $1,712,000 at December 31, 2004 and $1,455,000 at June 30, 2004.

NON-INTEREST INCOME AND EXPENSE

    Non-interest income for the second quarter of 2005 was $5,788,000, compared with $6,310,000 for the same period in 2004, a decrease of $522,000, or 8.3 percent. The decrease from 2004 is primarily attributable to an April 2004 $953,000 gain on the sale of the two banks' credit card loan portfolios, somewhat offset by increases of $99,000 in secondary market origination fees, $76,000 in debit card income and $108,000 in service charges on deposit accounts.

For the first six months of 2005, non-interest income was $11,069,000, compared with $12,031,000 for the same period in 2004, a decrease of $962,000, or 8.0 percent. In the six-month comparisons, the decrease is mainly attributable to a $782,000 gain on the first quarter 2004 sale of the Cameron branch of South Carolina Bank and Trust, N.A. and the $953,000 gain on the sale of the two banks' credit card loan portfolios in the second quarter of 2004. Partially offsetting this decrease are increases of $169,000 or 12.9 percent on service charges on deposit accounts and $272,000 or 13.9 percent on secondary market mortgage origination fees.

    Non-interest expense for the second quarter of 2005 was $14,680,000, an increase of $1,578,000, or 12.0 percent, from $13,102,000 for the same period in 2004. Salaries and employee benefits increased $1,710,000, or 24.7 percent, to $8,638,000 when comparing the second quarter of 2004 to the same period in 2005. Base salaries increased $516,000, or 9.7% percent. The remainder of the increase is attributable to higher mortgage loan originator commissions, higher levels of retail sales incentives, and accruals for performance-based programs. For the six months ended June 30, 2005, non-interest expense increased $2,235,000, or
8.7  percent,  to  $27,824,000  from  $25,589,000  in the  first  half of  2004.
Comparing the six-month periods, salaries and employee benefits increased $2,611,000, or 19.0 percent, to $16,370,000 in 2005. Net occupancy expense for the six months ended June 30, 2005 was $1,637,000, down $28,000, or 1.7 percent from 2004 and furniture and equipment expense was $2,035,000, down $162,000 or
7.4 percent in the same period comparisons. Other expense was $7,782,000 for the first six months of 2005, a decrease of $186,000, or 2.3 percent, from the same period in 2004.

    2004's elevated expenses were partly related to non-recurring expenses of $266,000 associated with several 2004 first quarter initiatives. These included expenses in connection with the formation of The Mortgage Banc, acquisition expenses of the Denmark, SC bank branch, costs incurred in the corporate name change process, fees associated with the new listing on the NASDAQ Stock Market, and consulting fees in connection with contract analyses for cost reduction opportunities.


NET INCOME

    Net income was $4,105,000 for the second quarter of 2005, an increase of $780,000, or 23.5 percent, from earnings of $3,325,000 in the second quarter of 2004. For the six months ended June 30, 2005, net income increased $1,485,000, or 22.2 percent, to $8,175,000, from $6,690,000 in the first half of 2004. Comparing the first half of 2005 with 2004, a $5,133,000, or 20.0 percent, increase in net interest income was a primary contributor to the higher earnings. The provision for loan losses, $595,000 lower than in 2004, also contributed to the earnings results. These favorable results were offset in part by a $962,000 decrease in non-interest income and a $2,235,000 increase in non-interest expense, both of which are discussed above.


CAPITAL RESOURCES AND LIQUIDITY

    The ongoing capital requirements of the Company are satisfied through a number of internal and capital markets means, but have primarily been met through retained earnings, less the payment of cash dividends. As of June 30, 2005, shareholders' equity was $124,489,000, an increase of $5,691,000, or 4.8 percent, from $118,798,000 at December 31, 2004.

    The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Company's Tier 1 capital to risk-weighted asset ratio at June 30, 2005 was 9.62 percent, compared to 9.85 percent at December 31, 2004. The total capital to risk-weighted assets ratio was 10.87 percent at the end of the second quarter of 2005, compared with
11.10 at the end of 2004.

    In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of June 30, 2005, the Company's leverage ratio was 7.81 percent, compared to 8.05 percent at December 31, 2004. The Company's capital ratios currently well exceed the minimum standards and continue to be within the "well-capitalized" regulatory classifications.

    As discussed in Part I, Item I, Note 8, "Trust Preferred Securities," the trust preferred securities that were issued in the second quarter are included in the Tier 1, and therefore total, capital amounts and ratios above. The Company is using this source of capital to help support its operational, and growth initiatives. The Company considers these instruments to be a cost-effective source of capital, especially in light of the tax deductibility of the interest expense on the securities and the mix of fixed-rate and variable-rate structures obtained.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the Company's quantitative and qualitative disclosures about market risk as of June 30, 2005 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

    There have been no significant changes in the Company's internal controls over financial reporting that occurred during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

        (a) and (b): Not applicable.

        (c) Issuer Purchases of Equity Securities:

     In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the second quarter of 2005:

     In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the second quarter of 2005:


                                                                                                    (d) Maximum
                                                                               (c) Total            Number ( or
                                                                               Number of            Approximate
                                                                               Shares (or          Dollar Value)
                                                                                 Units)            of Shares (or
                                                                              Purchased as          Units) that
                               (a) Total                                        Part of             May Yet Be
                               Number of             (b) Average                Publicly             Purchased
                              Shares (or            Price Paid per             Announced             Under the
                                Units)                Share (or                 Plans or             Plans or
       Period                  Purchased                Unit)                   Programs             Programs
--------------------------------------------------------------------------------------------------------------------
April 1 - April 30                 0                           0                   0                  147,872
May 1 - May 31                     0                           0                   0                  147,872
June 1 - June 30                   0                           0                   0                  147,872
                         ----------------------                         -------------------------
Total                              0                                               0                  147,872
                         ======================                         =========================


Item 3.  Defaults Upon Senior Securities:

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

     The 2005 Annual Meeting of Shareholders of the Company was held on April 26, 2005. At the meeting, shareholders of the Company elected all the individuals nominated by the Company to serve on the Board of Directors in the class of directors whose term expires at the 2008 Annual Meeting of
Shareholders. In addition, the shareholders of the Company ratified the appointment of J.W. Hunt and Company, LLP as independent accountants for the year ending December 31, 2005. Votes cast by the shareholders of the Company at the meeting were as follows:

 Nominees for Director      Shares Voted in Favor     Shares Withheld    Broker Non-Votes
 ---------------------      ---------------------     ---------------    ----------------

  Luther J. Battiste, III               6,219,097          138,036          -
  Robert R.Hill, Jr.                    6,298,986           58,147          -
  Ralph W. Norman                       6,275,951           81,182          -
  Susie H. VanHuss                      6,272,019           85,114          -
  A. Dewall Waters                      6,297,422           59,711          -



                   Ratification of J.W. Hunt and Company, LLP
                   ------------------------------------------
Shares Voted in Favor  Shares Voted Against  Shares Abstaining  Broker Non-Votes
---------------------  --------------------  -----------------  ----------------

    6,288,489               41,029               27,615                 -



     In addition, the following individuals continue to serve as directors of the Company until the Company's Annual Shareholders' Meeting in the year indicated:

                                                         Term Expiring In
                                                         ----------------

   Colden R. Battey, Jr.                                      2006
   Charles W. Clark                                           2006
   M. Oswald Fogle                                            2006
   Dwight Frierson                                            2006
   Thomas E. Suggs                                            2006
   Robert R. Horger                                           2007
   Harry M. Mims, Jr.                                         2007
   James W. Roquemore                                         2007
   John W. Williamson                                         2007
   Cathy Cox Yeadon                                           2007

Item 5.  Other Information:

     Not Applicable.

Item 6.  Exhibits:

The following is a list of exhibits to this report:

Exhibit No.         Description of Exhibit
-----------         ----------------------

3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.1 Indenture between SCBT Financial Corporation and Wilmington Trust Company, as Trustee, including the form of the Junior Subordinated Debenture, attached as Exhibit A, which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 13, 2005

10.2 Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005

10.3 Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, which is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005

10.4 Indenture between SCBT Financial Corporation and Wilmington Trust Company, as Trustee, including the form of the Junior Subordinated Debenture, attached as Exhibit A, which is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 13, 2005

10.5 Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005

10.6 Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, which is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005

31                  Rule 13a-14(a)/15d-14(a) Certifications

32                  Section 1350 Certifications

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SCBT FINANCIAL CORPORATION


Date:  August 9, 2005                               /s/ Robert R. Hill, Jr.
                                                    -----------------------
                                                    President and
                                                    Chief Executive Officer


Date:  August 9, 2005                               /s/ Richard C. Mathis
                                                    ---------------------
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  Exhibit Index


Exhibit No.           Description of Exhibit
-----------           ----------------------
31                    Rule 13a-14(a)/15d-14(a) Certifications.
32                    Section 1350 Certifications.