Form 10-Q
period 2005-09-30
SCBT FINANCIAL CORP
filed 2005-11-09
CIK 764038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                        Commission File Number: 001-12669

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ X ] No [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


    Indicate the number of shares outstanding of each of issuer's classes of common stock:

              Class                        Outstanding as of November 07, 2005
   Common Stock, $2.50 par value                         8,072,524

                           SCBT FINANCIAL CORPORATION


                                      INDEX


Part I:  Financial Information

         Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets -
              September 30, 2005 and December 31, 2004

             Condensed Consolidated Statements of Changes in Shareholders' Equity -
              Nine Months Ended
              September 30, 2005 and 2004

             Condensed Consolidated Statements of Income -
              Three and Nine Months Ended
              September 30, 2005 and 2004

             Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended
              September 30, 2005 and 2004

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

         Item 3 - Defaults Upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)

                                                                     9/30/2005   12/31/2004
                                                                    (Unaudited)   (Note 1)
                                                                  ---------------------------
                                    ASSETS
                                    ------
Cash and cash equivalents:
  Cash and due from banks                                          $    65,985   $    39,261
  Interest-bearing deposits with banks                                  11,872        14,876
  Federal funds sold and securities purchased under
   agreements to resell                                                 35,500         3,000
                                                                  ---------------------------
           Total cash and cash equivalents                             113,357        57,137
                                                                  ---------------------------
Investment securities:
  Securities held to maturity (fair value of $18,915
   at 9/30/05 and $25,406 at 12/31/04)                                  18,526        24,604
  Securities available for sale, at fair value                         151,300       135,058
  Other investments                                                      7,221         5,784
                                                                  ---------------------------
           Total investment securities                                 177,047       165,446
                                                                  ---------------------------
Investments in unconsolidated subsidiaries                               1,239             -
                                                                  ---------------------------
Loans held for sale                                                     25,104        13,837
                                                                  ---------------------------
Loans                                                                1,372,361     1,153,407
  Less unearned income                                                     (36)         (177)
  Less allowance for loan losses                                       (17,908)      (14,470)
                                                                  ---------------------------
           Loans, net                                                1,354,417     1,138,760
                                                                  ---------------------------
Premises and equipment, net                                             39,062        33,667
                                                                  ---------------------------
Other assets                                                            47,164        28,130
                                                                  ---------------------------
           Total assets                                            $ 1,757,390   $ 1,436,977
                                                                  ===========================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Deposits:
  Noninterest-bearing                                              $   246,895   $   224,027
  Interest-bearing                                                   1,118,325       947,286
                                                                  ---------------------------
           Total deposits                                            1,365,220     1,171,313
Federal funds purchased and securities sold under
 agreements to repurchase                                              159,922        89,208
Other borrowings                                                        97,294        51,928
Other liabilities                                                        7,671         5,730
                                                                  ---------------------------
           Total liabilities                                         1,630,107     1,318,179
                                                                  ---------------------------

Shareholders' equity:
  Common stock - $2.50 par value; authorized
   40,000,000 shares; issued and outstanding 8,072,524
   at 9/30/05 and 7,657,094 shares at 12/31/04                          20,181        19,143
  Stock dividend distributable                                               -           955
  Surplus                                                               72,801        72,079
  Retained earnings                                                     34,902        26,486
  Accumulated other comprehensive income (loss)                           (601)          135
                                                                  ---------------------------
           Total shareholders' equity                                  127,283       118,798
                                                                  ---------------------------
           Total liabilities and shareholders' equity              $ 1,757,390   $ 1,436,977
                                                                  ===========================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                                                                    Accumulated
                                        Common Stock           Stock                                   Other
                                        ------------          Dividend                  Retained   Comprehensive
                                     Shares       Amount   Distributable    Surplus     Earnings   Income (Loss)     Total
                                     ------       ------   -------------   ---------    --------   -------------   ---------
Balance, December 31, 2003         7,690,186   $  19,225   $           -   $  62,722   $  29,787   $         615   $ 112,349
                                                                                                                   ---------
Comprehensive income:
  Net income                               -           -               -           -      10,592               -      10,592
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                -           -               -           -           -            (155)       (155)
                                                                                                                   ---------
       Total comprehensive income                                                                                     10,437
                                                                                                                   ---------
Cash dividends declared at $.51
 per share                                 -           -               -           -      (3,927)              -      (3,927)
                                                                                                                   ---------
Stock options exercised               52,952         132               -         804           -               -         936
                                                                                                                   ---------
Employee stock purchases               8,075          21               -         181           -               -         202
                                                                                                                   ---------
Restricted stock awards                3,000           8               -          79           -               -          87
                                                                                                                   ---------
Common stock repurchased            (113,488)       (284)              -      (3,054)          -               -      (3,338)
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004        7,640,725   $  19,102   $           -   $  60,732   $  36,452   $         460   $ 116,746
============================================================================================================================
Balance, December 31, 2004         7,657,094   $  19,143   $         955   $  72,079   $  26,486   $         135   $ 118,798
                                                                                                                   ---------
Comprehensive income:
  Net income                              -            -               -           -      12,570               -      12,570
  Change in net unrealized loss on
   securities available for sale,
   net of tax effects                     -            -               -           -           -            (736)       (736)
                                                                                                                   ---------
       Total comprehensive income                                                                                     11,834
                                                                                                                   ---------
Cash dividends declared at $.51
 per share                                -            -               -           -      (4,154)              -      (4,154)
                                                                                                                   ---------
Stock options exercised              18,764           47               -         297           -               -         344
                                                                                                                   ---------
Employee stock purchases              8,966           22               -         209           -               -         231
                                                                                                                   ---------
Restricted stock awards              14,067           35               -         425           -               -         460
                                                                                                                   ---------
Common stock repurchased             (7,695)         (19)              -        (211)          -               -        (230)
                                                                                                                   ---------
Common stock dividend of 5%,
 record date, December 20, 2004     381,328          953            (955)          2           -               -           -
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005       8,072,524    $  20,181   $           -   $  72,801   $  34,902   $        (601)  $ 127,283
============================================================================================================================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                   (In thousands of dollars, except par value)

                                                 Three Months Ended         Nine Months Ended
                                              ------------------------  ------------------------
                                                9/30/05      9/30/04      9/30/05      9/30/04
                                                -------      -------      -------      -------
Interest income:
  Loans, including fees                        $  22,334    $  15,659    $  60,579    $  44,558
  Investment securities:
    Taxable                                        1,547        1,343        4,444        3,507
    Tax-exempt                                       279          360          914        1,117
  Federal funds sold and securities
   purchased under agreements to resell              306           42          662          116
  Money market funds                                   -            -            1           11
  Deposits with banks                                 66           38          315           74
                                              -----------  -----------  -----------  -----------
       Total interest income                      24,532       17,442       66,915       49,383
                                              -----------  -----------  -----------  -----------
Interest expense:
  Deposits                                         5,496        2,986       14,456        7,589
  Federal funds purchased and securities
   sold under agreements to repurchase               824          176        1,809          430
  Other borrowings                                 1,347          700        2,926        2,054
                                              -----------  -----------  -----------  -----------
       Total interest expense                      7,667        3,862       19,191       10,073
                                              -----------  -----------  -----------  -----------
Net interest income:
  Net interest income                             16,865       13,580       47,724       39,310
  Provision for loan losses                        1,674          787        3,461        3,169
                                              -----------  -----------  -----------  -----------
       Net interest income after provision for
        loan losses                               15,191       12,793       44,263       36,141
                                              -----------  -----------  -----------  -----------
Noninterest income:
  Service charges on deposit accounts              3,306        3,026        9,229        8,780
  Other service charges and fees                   3,243        2,077        8,381        6,671
  Gain on sale of assets                               -          105            8        1,783
                                              -----------  -----------  -----------  -----------
       Total noninterest income                    6,549        5,208       17,618       17,234
                                              -----------  -----------  -----------  -----------
Noninterest expense:
  Salaries and employee benefits                   8,668        6,885       25,038       20,644
  Net occupancy expense                              913          792        2,550        2,457
  Furniture and equipment expense                  1,124        1,097        3,159        3,294
  Other expense                                    4,790        3,504       12,572       11,471
                                              -----------  -----------  -----------  -----------
       Total noninterest expense                  15,495       12,278       43,319       37,866
                                              -----------  -----------  -----------  -----------
Earnings:
  Income before provision for income taxes         6,245        5,723       18,562       15,509
  Provision for income taxes                       1,850        1,821        5,992        4,917
                                              -----------  -----------  -----------  -----------
       Net income                              $   4,395    $   3,902    $  12,570    $  10,592
                                              ===========  ===========  ===========  ===========
       Comprehensive income                    $   4,113    $   5,224    $  11,834    $  10,437
                                              ===========  ===========  ===========  ===========
Earnings per share:
  Basic                                            $0.55        $0.49        $1.56        $1.31
                                              ===========  ===========  ===========  ===========
  Diluted                                          $0.54        $0.48        $1.54        $1.30
                                              ===========  ===========  ===========  ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                             Nine Months Ended
                                                                             -----------------
                                                                           9/30/2005    9/30/2004
                                                                           ---------    ---------
Cash flows from operating activities:
  Net income                                                              $   12,570   $   10,592
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                             2,014        1,873
     Provision for loan losses                                                 3,461        3,169
     Gain on sale of premises and equipment                                       (8)        (188)
     Net amortization of investment securities                                   181          439
  Net change in miscellaneous assets and liabilities                         (12,776)      (8,834)
                                                                         -------------------------
           Net cash provided by operating activities                           5,442        7,051
                                                                         -------------------------
Cash flows from investing activities:
  Proceeds from maturities of investment securities held to maturity           6,047        4,007
  Proceeds from maturities of investment securities available for sale        19,319       42,252
  Proceeds from maturities of other investment securities                        788            -
  Purchases of investment securities available for sale                      (22,030)     (66,556)
  Purchases of other investment securities                                    (2,225)        (173)
  Net increase in customer loans                                            (150,407)    (159,360)
  Recoveries of loans previously charged off                                     246          356
  Acquisition, net of cash acquired                                          (16,277)           -
  Equity investments in unconsolidated subsidiaries                           (1,239)           -
  Purchases of premises and equipment                                         (3,239)      (2,577)
  Proceeds from sale of premises and equipment                                   141          277
                                                                         -------------------------
           Net cash used by investing activities                            (168,876)    (181,774)
                                                                         -------------------------
Cash flows from financing activities:
  Net increase in demand deposits                                            113,524      198,376
  Net increase (decrease) in federal funds purchased
   and securities sold under agreements to repurchase                         70,714       (9,753)
  Proceeds from issuance of debt                                              38,850       39,975
  Repayment of debt                                                              (85)     (40,050)
  Common stock issuance                                                          691          289
  Common stock repurchase                                                       (230)      (3,338)
  Dividends paid                                                              (4,154)      (3,927)
  Stock options exercised                                                        344          936
                                                                         -------------------------
           Net cash provided by financing activities                         219,654      182,508
                                                                         -------------------------
Net increase in cash and cash equivalents                                 $   56,220   $    7,785
Cash and cash equivalents at beginning of period                              57,137       47,124
                                                                         -------------------------
Cash and cash equivalents at end of period                                $  113,357   $   54,909
                                                                         =========================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                   SCBT FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 addresses the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. Also, in April 2005, the SEC adopted a new rule that made SFAS 123R effective beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company will be required to adopt SFAS 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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

In March 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). EITF 03-01 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the FASB staff proposed two FASB Staff Positions (FSP). The first, proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also were not affected by the two proposed FSPs. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB staff was directed to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. In early November 2005 the FASB staff issued the final FSP (retitled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments). The provisions of FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company does not expect the adoption of FAS 115-1 to have a material effect on its results of operations or financial condition.

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

Note 3 - Retirement Plan

The components of net periodic pension cost recognized during the three and nine months ended September 30, 2005 are as follows:

(In thousands of dollars)

                                           Three Months Ended            Nine Months Ended
                                           ------------------            -----------------
                                         9/30/2005    9/30/2004        9/30/2005    9/30/2004
                                         ---------    ---------        ---------    ---------

   Service cost                          $     237    $     166        $     711    $     498
   Interest cost                               208          179              625          537
   Expected return on assets                  (239)        (198)            (718)        (594)
   Amortization of prior service cost          (10)         (10)             (29)         (30)
   Recognized net actuarial loss                90           47              269          141
                                         ----------------------        ----------------------
           Total                         $     286    $     184        $     858    $     552
                                         ======================        ======================

The Company contributed $192,000 and $575,000, respectively, to the Plan for the three and nine months ended September 30, 2005 and expects to contribute approximately $1,589,000 for the year ending December 31, 2005.

Note 4 - Earnings Per Share:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. The Company's diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                    Three Months Ended                     Nine Months Ended
                                    ------------------                     -----------------
                               09/30/2005        09/30/2004           09/30/2005        09/30/2004
                               ----------        ----------           ----------        ----------
   Basic                        8,068,953         8,040,816            8,061,824         8,074,435

   Diluted                      8,156,333         8,115,225            8,138,803         8,155,105


Shares outstanding for per share data calculations have been retroactively adjusted to give effect to a 5 percent common stock dividend paid to shareholders of record as of December 20, 2004.

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares. The table below shows the excluded shares for the stated periods.

                                    Three Months Ended                     Nine Months Ended
                                    ------------------                     -----------------
                               09/30/2005        09/30/2004           09/30/2005        09/30/2004
                               ----------        ----------           ----------        ----------
         Number of shares        32,593            84,740               32,593            13,233

 Range of exercise prices        $33.57        $28.48 to $29.49         $33.57            $29.49


Dividends per share are calculated using the current number of common shares issued and outstanding at the record date for any dividends paid during the reported periods.

Note 5 - Stock-Based Compensation:

During 1996, 1999, and 2004, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans become exercisable in 25 percent increments over four years. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000, and the plan has since terminated other than for any options still unexercised and outstanding. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

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

The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with APB Opinion No. 25. Under the intrinsic value method, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated:

                                                        Three Months Ended        Nine Months Ended
                                                        ------------------        -----------------
(In thousands of dollars, except per share data)      9/30/2005    9/30/2004    9/30/2005    9/30/2004
                                                      ---------    ---------    ---------    ---------

 Net income, as reported                              $   4,395    $   3,902    $  12,570    $  10,592
 Less, total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects             64           68          192          179
                                                      ----------------------    ----------------------

 Pro forma net income                                 $   4,331    $   3,834    $  12,378    $  10,413
                                                      ======================    ======================

 Earnings per share:
  Basic - as reported                                 $    0.55    $    0.49    $    1.56    $    1.31
                                                      ======================    ======================
  Basic - pro forma                                   $    0.54    $    0.48    $    1.54    $    1.29
                                                      ======================    ======================

  Diluted - as reported                               $    0.54    $    0.48    $    1.54    $    1.30
                                                      ======================    ======================
  Diluted - pro forma                                 $    0.53    $    0.47    $    1.52    $    1.28
                                                      ======================    ======================

The effect of applying SFAS 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         Nine Months Ended
                                                         -----------------
                                                     9/30/2005       9/30/2004
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

Note 6 - Commitments and Contingent Liabilities:

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit and standby letters of credit. At September 30, 2005, commitments to extend credit and standby letters of credit totaled $356,953,000. The Company does not anticipate any material losses as a result of these transactions.

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

The  following  table   summarizes  the  estimated  fair  value  of  assets  and
liabilities assumed from the acquisition on April 8, 2005.

       (in Thousands)

       ASSETS:
         Cash and cash equivalents                          $    4,017
         Investment securities available for sale               14,868
         Loans, net                                             68,955
         Premises and equipment, net                             4,103
         Goodwill                                               12,470
         Other intangible assets                                 1,613
         Other assets                                            1,766
                                                            ----------
               Total assets acquired                           107,792
                                                            ----------

       LIABILITIES:
         Deposits                                               80,382
         Other borrowings                                        6,601
         Other liabilities                                         703
                                                            ----------
               Total liabilities assumed                        87,686
                                                            ----------

               Net assets acquired                          $   20,106
                                                            ==========


The core deposit intangible of $1,613,000 is being amortized over a period of 10 years. Goodwill will not be amortized but will be subject to impairment testing at least annually.

The following table presents selected pro forma information of the Company as if the acquisition had occurred on January 1, 2004 and 2005.

                                                     Three Months Ended                  Nine Months Ended
                                               ------------------------------      ------------------------------
                                                 9/30/2005        9/30/2004          9/30/2005        9/30/2004
                                                 ---------        ---------          ---------        ---------


(in Thousands, except per share data)
Net interest income                             $   16,957       $   14,288         $   48,687       $   40,684
Net income (1)                                       2,769            3,961             11,012           10,675
Basic earnings per share                              0.34             0.49               1.37             1.32
Diluted earnings per share                            0.34             0.49               1.35             1.31


(1) Merger-related expenses:
     Salaries and other personnel               $      675                          $      678
     Occupancy and equipment                             2                                   4
     Data Processing                                   558                                 596
     Postage, supplies and printing                      -                                  19
     Other expense                                     367                                 495
                                                ----------                          ----------
           Total merger-related expenses        $    1,602                          $    1,792
                                                ----------                          ----------


Note 8 - Pending Merger with Sun Bancshares, Inc.

On July 21, 2005, the Company entered into an Agreement and Plan of Merger with Sun Bancshares, Inc. ("Sun"), the holding company for SunBank N.A. Pursuant to the agreement, Sun will be merged with and into SCBT Financial Corporation. SunBank, which operates two full service offices in Murrells Inlet and Georgetown and a loan production office in Myrtle Beach, will operate under SCBT as its third subsidiary bank for an anticipated period of two years and will currently retain its existing board of directors and senior management. Under terms of the agreement, SCBT will pay consideration of approximately $21.9 million, consisting of approximately $4.4 million cash and no more than 564,387 shares of SCBT common stock for Sun's issued and outstanding shares of common stock. In addition, SCBT will pay an aggregate of approximately $2.86 million to the holders of outstanding options and warrants for Sun stock.

Note 9 - Trust Preferred Securities:

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

In July 2005, the Company established a new Delaware trust subsidiary, SCBT Capital Trust III, which completed the sale of $20,000,000 of trust preferred securities on July 18, 2005. SCBT Capital Trust III issued the trust preferred securities at a rate fixed for the first 10 years at 5.92 percent, and thereafter at a rate equal to the three-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after September 15, 2012. The net proceeds from the offering will be used by SCBT Financial Corporation for general corporate purposes. The sole asset of the Trust is an aggregate $20,619,000 of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trusts' obligations with respect to the capital securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

The junior subordinated debt securities may be classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25 percent of total Tier 1 capital. Pursuant to FASB Interpretation No.46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the Trusts must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. During the last five years preceding maturity, the amount included as capital will decline 20 percent per year.

Note 10 - Subsequent Events:

On October 20, 2005, the shareholders of Sun Bancshares, Inc. held a special meeting to vote on the merger between SCBT Financial Corporation and Sun Bancshares, Inc. The shareholders overwhelmingly approved the merger. The merger also received approval from the South Carolina Board of Financial Institutions on November 2, 2005, and had previously received approval from the Federal Reserve. The anticipated effective date of the merger is the close of business on November 18, 2005.

On October 21, 2005, the board of directors of SCBT Financial Corporation approved a cash dividend payment of $0.17 per share to be paid on November 18, 2005 to shareholders of record on November 4, 2005.

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

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. SCBT Financial Corporation (the "Company") cautions readers that forward-looking statements are estimates reflecting the judgment of the Company based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) Interest risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity; (3) Liquidity risk affecting the bank's ability to meet its obligations when they come due; (4) Price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5)
Transaction risk arising from problems with service or product delivery; (6) Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) Strategic risk resulting from adverse business decisions or improper implementation of business decisions; (8) Reputation risk that adversely affects earnings or capital arising from negative public opinion; and
(9) Loss of consumer confidence and economic disruptions resulting from terrorist activities.

     The Company is a bank holding company that was incorporated under the laws of South Carolina in 1985. The Company owns 100 percent of South Carolina Bank and Trust, N. A., a national bank that opened for business in 1932, and 100 percent of South Carolina Bank and Trust of the Piedmont, N. A., a national bank that opened for business in 1996. The Company's activities are primarily conducted by these wholly-owned operating subsidiaries.

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

     Also in April 2005, the Company established two new Delaware trust subsidiaries, SCBT Capital Trust I and SCBT Capital Trust II, which completed the sale of an aggregate $20,000,000 of trust preferred securities on April 7, 2005. SCBT Capital Trust I issued $12,000,000 in trust preferred securities at a rate equal to the 3-month LIBOR rate plus a spread. The initial LIBOR rate, which adjusts quarterly, was 3.12313 percent per annum. SCBT Capital Trust II issued $8,000,000 in trust preferred securities at a rate fixed for the first five years at 6.37 percent, and thereafter at a rate equal to the 3-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.

     In May 2005, South Carolina Bank and Trust, N.A. purchased Devine Mortgage, a mortgage loan company located in Columbia, South Carolina. Pursuant to the agreement, South Carolina Bank and Trust paid $100,000, of which $80,000 was for the purchased assets and $20,000 for a non-compete agreement. The Devine Mortgage location has been converted to a loan production office for South Carolina Bank and Trust, N. A.

     In July 2005, the Company established a new Delaware trust subsidiary, SCBT Capital Trust III, which completed the sale of $20,000,000 of trust preferred securities on July 18, 2005. SCBT Capital Trust III issued the trust preferred securities at a rate fixed for the first 10 years at 5.92 percent, and thereafter at a rate equal to the three-month LIBOR rate plus a spread. The trust preferred securities mature in 30 years, and can be called by the issuer without penalty on or after September 15, 2012. The net proceeds from the offering will be used by the Company for general corporate purposes

     On July 21, 2005, the Company entered into an Agreement and Plan of Merger with Sun Bancshares, Inc. ("Sun"), the holding company for SunBank N.A. Pursuant to the agreement, Sun will be merged with and into SCBT Financial Corporation. SunBank, which operates two full service offices in Murrells Inlet and Georgetown and a loan production office in Myrtle Beach, will operate under the Company as its third subsidiary bank for an anticipated period of two years and will currently retain its existing board of directors and senior management. Under terms of the agreement, the Company will pay consideration of approximately $21.9 million, consisting of approximately $4.4 million cash and no more than 564,387 shares of SCBT common stock for Sun's issued and outstanding shares of common stock. In addition, the Company will pay an aggregate of approximately $2.86 million to the holders of outstanding options and warrants for Sun stock. Sun's shareholders overwhelmingly approved the merger on October 20, 2005, through proxy votes announced at a special shareholders' meeting. The companies are planning to close the merger on November 18, 2005 at the close of business that day. The transaction builds on the Company's coastal presence by adding two well-placed branches located in Murrells Inlet and Georgetown in fast-growing Georgetown County, and a loan production office in Myrtle Beach, Horry County.

     Some of the major services the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other deposits of various types, alternative investment products such as annuities and mutual funds, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, trust services, discount brokerage services, correspondent banking services, and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers. The Company considers that it has no significant portion of its loans concentrated within a single industry or group of related industries, although based on OCC regulatory criteria, it had credit concentrations in loans to lessors of nonresidential buildings, loans to religious organizations, and other activities related to real estate. Furthermore, the Company attempts to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of September 30, 2005, there were no aggregated credit concentrations of this type. There are no material seasonal factors that would have a material adverse effect on the Company. The Company does not have foreign loans or deposits.

RESULTS OF OPERATIONS

     For the third quarter of 2005, the Company had consolidated net income of $4,395,000, an increase of 12.6 percent from $3,902,000 earned in the third quarter of 2004. Diluted earnings per share were $0.54 for the three months ended September 30, 2005, approximately 12 percent higher than $0.48 per share earned in the third quarter of 2004. Net income for the first nine months of 2005 was $12,570,000, an increase of 18.7 percent from $10,592,000 for the same period of 2004. Diluted earnings per share were $1.54 for the nine months ended September 30, 2005, an approximate 18 percent increase from $1.30 per share earned in the first nine months of 2004.

NET INTEREST INCOME

     For the third quarter of 2005, non-taxable equivalent net interest income was $16,865,000, an increase of $3,285,000, or 24.2 percent, over $13,580,000 for the same period in 2004. For the first nine months of 2005, non-taxable equivalent net interest income was $47,724,000, an increase of $8,414,000, or
21.4 percent, as compared to $39,310,000 for the same period a year earlier. This increase was mostly the result of growth in earning assets, which has been beneficially supported through growth in low-rate and non-interest bearing deposits and other liabilities.

     The yield on a major portion of the Company's earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. Comparing average yields during the first nine months of 2005 with those in 2004, the yields on earning assets have increased comparably less than interest rates paid on interest-bearing liabilities. The Company's non-taxable equivalent yield on earning assets for the nine months ended September 30, 2005 was 5.96 percent, as compared with 5.45 percent during the same period in 2004, an improvement of 51 basis points. In similar nine-month comparisons, the cost of interest-bearing liabilities used to fund most of these assets increased approximately 67 basis points from 1.38 percent in 2004 to 2.05 percent in 2005. Consequently, the taxable equivalent net interest margin decreased 18 basis points from 4.48 percent for the first nine months of 2004 to 4.30 percent for the first nine months of 2005. However, as interest rates have increased during 2005, the Company's net interest margin has improved from its level at year-end 2004, reflecting the moderately asset sensitive position of the company. In linked-quarter comparisons, the first quarter of 2005 saw a 7 basis points improvement, the second quarter of 2005 benefited from a 1 basis point improvement, and the third quarter of 2005 experienced a 4 basis point decline. The primary contributor to the most recent linked-quarter decline was the issuance of $20,000,000 in trust preferred securities during the quarter.

     Loans comprise the largest category of earning assets. As of September 30, 2005, loans net of unearned income, excluding mortgage loans held for sale, were $1,372,325,000, compared with $1,153,230,000 at December 31, 2004. This increase of $219,095,000, or 19.0 percent, occurred mainly in the commercial real estate and consumer real estate loan categories. Mortgage loans held for sale increased by $11,267,000, or 81.4 percent, from December 31, 2004 to September 30, 2005. For the third quarter of 2005, fees on in-house loans, combined with interest on all loans including mortgage loans held for sale, amounted to $22,334,000, an increase of $6,675,000, or 42.6 percent compared with $15,659,000 for the comparable period in 2004. For the first nine months of the year, this amount was $60,579,000, compared with $44,558,000 for the same period in 2004, an increase of 36.0 percent. For the nine months ended September 30, 2005, loans net of unearned income, excluding mortgage loans held for sale, averaged $1,266,619,000 and increased in yield by 53 basis points to 6.31 percent on a non-tax equivalent basis, compared to $1,017,417,000 with a non-tax equivalent yield of 5.78 percent for the same period in 2004.

     Investment securities, the second largest category of earning assets, are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. At September 30, 2005, investment securities were $177,047,000, compared to $165,446,000 at December 31, 2004. The composition of the portfolio remained relatively consistent during the first nine months of 2005, as did the Company's modest bias toward relatively short-term and shorter average life securities in the current environment of rising interest rates.

     For the quarter ended September 30, 2005, interest earned on investment securities was $1,826,000, compared with $1,703,000 for the comparable period in 2004, an increase of $123,000, or 7.2 percent. For the nine months ended September 30, 2005, interest income was $5,358,000, compared with $4,624,000 for the same period in 2004. This increase of $734,000, or 15.9 percent, was the result of both higher yields and higher average outstanding balances year to year. For the first nine months of 2005, investment securities averaged $171,084,000 with a yield of 4.19 percent on a non-tax equivalent basis, compared to an average of $158,136,000 and non-tax equivalent yield of 3.91 percent for the same period in 2004.

     Although securities classified as available-for-sale may be sold from time to time to meet liquidity or other needs, it is not the normal activity of the Company to trade the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, the short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment options.

     Although the Company has from time to time invested on a short-term basis in U.S. government agency-backed money market funds, there were no such investments outstanding at either December 31, 2004 or September 30, 2005. For the first nine months of 2004, interest income of $11,000 was earned on average money market fund balances of $1,602,000, compared to interest income of $1,000 earned on average money market fund balances of $37,000 for the first nine months of 2005.

     During the first nine months of 2005, the average balance of interest-bearing liabilities was $1,251,688,000 with an average rate of 2.05 percent. This represents a 28.0 percent increase over the average of $978,149,000 for the same period of 2004, during which time the average rate was
1.38 percent.

     Non-interest-bearing deposits were $246,895,000 at September 30, 2005, an increase of $22,868,000, or 10.2 percent, from $224,027,000 at December 31, 2004. During the same nine-month period, interest-bearing deposits grew by $171,039,000, or 18.1 percent, from $947,286,000 to $1,118,325,000. During the first nine months of 2005, the Company paid interest of $14,456,000 on average interest-bearing deposits of $1,059,637,000, compared with $7,589,000 paid on an average balance of $823,571,000 in the comparable 2004 period. These expenses represent both the growth in deposits outstanding and the rate increases mentioned above.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended September 30, 2005 was $1,674,000, compared with $787,000 for the same period in 2004. For the nine months ended September 30, 2005, the provision was $3,461,000, compared to $3,169,000 for the same period in 2004. The provision reflects the Company's building of its allowance for loan and lease losses in correlation with its strong loan growth and its very favorable asset quality measures, including net charge-offs as a percentage of average loans of 0.19 percent annualized for the third quarter of 2005 and 0.10 percent annualized for the year to date. The allowance for loan losses was $17,908,000, or 1.30 percent of outstanding loans, at September 30, 2005 and $14,470,000, or 1.25 percent of outstanding loans, at December 31, 2004. The allowance at September 30, 2005 provided 4.4 times coverage of non-performing loans, which totaled $4,037,000, or 0.29 percent, of total period end loans. The allowance for loan losses also provides approximately 7 times coverage of third quarter annualized net charge-offs. In 2005, net charge-offs for the third quarter and year-to-date were $640,000 and $971,000, respectively. In the prior year, net charge offs were $316,000, or an annualized 0.12 percent, of average loans for the third quarter and $1,032,000, or an annualized 0.10 percent, of average loans for the first nine months.

     The pace of economic activity has been generally good, both nationally and in South Carolina. There has been some evidence of rising consumer price inflation, much of which is attributable to increased costs for gasoline and energy products. The Federal Reserve has continued its process of increasing short-term interest rates on a measured basis. In the current economic climate, management anticipates that loan charge-offs could be reasonably comparable to levels experienced in other recent periods and years. For all of 2004, the Company's net charge-offs amounted to 0.15 percent of loans. Management assesses the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews and regulatory agency examinations, all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on such analysis, the Company considers the current allowance to be adequate. Nevertheless, management's evaluation is inherently subjective as it requires estimates that are susceptible to significant change. The Company's losses will undoubtedly vary from these estimates, and there is a possibility that charge-offs in future periods could exceed the allowance for loan losses as estimated at any point in time.

     Other real estate owned includes real estate acquired as a result of foreclosure and property not intended for bank use. The balance in other real estate owned was $1,083,000 at September 30, 2005, compared with $1,712,000 at December 31, 2004 and $1,459,000 at September 30, 2004.

NON-INTEREST INCOME AND EXPENSE

     Non-interest income for the third quarter of 2005 was $6,549,000, compared with $5,208,000 for the same period in 2004, an increase of $1,341,000, or 25.8 percent. The increase from 2004 is primarily attributable to increases of $679,000 in secondary market origination fees, $280,000 in service charges on deposit accounts, and $238,000 in bankcard services income. For the first nine months of 2005, non-interest income was $17,618,000, compared with $17,234,000 for the same period in 2004, an increase of $384,000, or 2.2 percent. This increase primarily consists of increases in secondary market mortgage loan origination fees of $950,000, bankcard services fee income of $496,000, and service charges on deposit accounts of $449,000 partially offset by the $782,000 gain on the first quarter 2004 sale of the Cameron branch of South Carolina Bank and Trust, N.A. and the $953,000 gain on the sale of the two banks' credit card loan portfolios in the second quarter of 2004.

     Non-interest expense for the third quarter of 2005 was $15,495,000, an increase of $3,217,000, or 26.2 percent, from $12,278,000 for the same period in 2004. Salaries and employee benefits increased $1,783,000, or 25.9 percent, to $8,668,000 when comparing the third quarter of 2004 to the same period in 2005. Base salaries increased $541,000, or 10.6 percent. The remainder of the increase is attributable to higher levels of retail sales incentives, pension plan expense and accruals for performance-based programs. Salaries and employee benefits increased $30,000 from the prior linked-quarter ended June 30, 2005. Advertising expense for the third quarter increased $250,000 from the prior year's figure of $258,000, an increase of 96.8 percent. The increase from the prior linked quarter ended June 30, 2005 was $126,000, or 33.1 percent. The Company intends to advertise strongly during the remainder of 2005 and in early 2006 to help maintain revenue and income momentum. For the nine months ended September 30, 2005, non-interest expense increased $5,453,000, or 14.4 percent, to $43,319,000 from $37,866,000 in the first nine months of 2004. Comparing the nine-month periods, salaries and employee benefits increased $4,394,000, or 21.3 percent, to $25,038,000 in 2005. Net occupancy expense for the nine months ended September 30, 2005 was $2,550,000, up $93,000, or 3.8 percent from 2004 and furniture and equipment expense was $3,159,000, down $135,000, or 4.1 percent in the same period comparisons. Other expense was $12,572,000 for the first nine months of 2005, an increase of $1,101,000, or 9.6 percent, from the same period in 2004. The primary component of this increase was advertising expense. Advertising expense for the first nine months of 2005 was $1,223,000 as compared to $806,000 for the same period of 2004, an increase of 51.2 percent.

     The year to date 2004 figures include charges related to non-recurring expenses of $266,000 associated with several 2004 first quarter initiatives. These items consist of expenses in connection with the formation of The Mortgage Banc, acquisition expenses of the Denmark, South Carolina bank branch, costs incurred in the corporate name change process, fees associated with the new listing on the NASDAQ Stock Market, and consulting fees in connection with contract analyses for cost reduction opportunities.

     As described above under Recent Accounting Pronouncements, beginning with calendar year 2006, SFAS No. 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record this expense in its financial statements. Consequently, our non-interest expense in future reporting periods will include a compensation expense for the fair value of stock options the Company has granted. If the Company had been required to report this expense for the nine months ended September 30, 2005, it would have reported an additional compensation expense of $192,000 after taxes.

NET INCOME

     Net income was $4,395,000 for the third quarter of 2005, an increase of $493,000, or 12.6 percent, from earnings of $3,902,000 in the third quarter of 2004. For the nine months ended September 30, 2005, net income increased $1,978,000, or 18.7 percent, to $12,570,000, from $10,592,000 in the same period of 2004.  Comparing the first nine months of 2005 with 2004, an  $8,414,000,  or
21.4 percent, increase in net interest income was a primary contributor to the higher earnings. These favorable results were offset in part by a $5,453,000 increase in non-interest expense and a $292,000 increase in loan loss provision, both of which are discussed above.

CAPITAL RESOURCES AND LIQUIDITY

     The ongoing capital requirements of the Company are satisfied through a number of internal and capital markets means, but have primarily been met through retained earnings, less the payment of cash dividends. As of September 30, 2005, shareholders' equity was $127,283,000, an increase of $8,485,000, or
7.1 percent, from $118,798,000 at December 31, 2004.

     The Company and its subsidiaries are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. The Company's Tier 1 capital to risk-weighted asset ratio at September 30, 2005 was 10.29 percent, compared to 9.85 percent at December 31, 2004. The total capital to risk-weighted assets ratio was 12.11 percent at the end of the third quarter of 2005, compared with 11.10 percent at the end of 2004.

     In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution's composite rating as determined by its regulators. As of September 30, 2005, the Company's leverage ratio was 8.35 percent, compared to
8.05 percent at December 31, 2004. The Company's current capital ratios exceed the minimum standards and continue to be within the "well-capitalized" regulatory classifications.

     The previously discussed trust preferred securities that were issued in the second and third quarters are Tier 1 capital, and are included in the capital amounts and ratios above. The Company is using this source of capital to help support its operational and growth initiatives. The Company considers these instruments to be a cost-effective source of capital, especially in light of the tax deductibility of the interest expense on the securities and the mix of fixed-rate and variable-rate structures obtained.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the Company's quantitative and qualitative disclosures about market risk as of September 30, 2005 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

     There have been no significant changes in the Company's internal controls over financial reporting that occurred during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

         (a) and (b): Not applicable.

         (c) Issuer Purchases of Equity Securities:

In February 2004 SCBT Financial Corporation announced a program with no formal expiration date to repurchase up to 250,000 of its common shares. The following table reflects activity in this program during the third quarter of 2005:

                                                                                   (d) Maximum
                                                                   (c) Total        Number (or
                                                                   Number of        Approximate
                                                                   Shares (or      Dollar Value)
                                                                     Units)        of Shares (or
                                                                  Purchased as      Units) that
                                (a) Total                            Part of        May Yet Be
                                Number of        (b) Average        Publicly         Purchased
                                Shares (or      Price Paid per      Announced        Under the
                                  Units)          Share (or         Plans or         Plans or
       Period                   Purchased           Unit)           Programs         Programs
---------------------------------------------------------------------------------------------------
July 1 - July 31                    0                 0                 0             147,872

August 1 - August 31                0                 0                 0             147,872

September 1 - September 30          0                 0                 0             147,872
                             ---------------                     ---------------
Total                               0                                   0             147,872
                             ===============                     ===============




Item 3.  Defaults Upon Senior Securities:

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

Item 5.  Other Information:

         Not applicable.

Item 6.  Exhibits:

The following is a list of exhibits to this report:

Exhibit No.         Description of Exhibit
-----------         ----------------------

2.1                 Agreement  and  Plan  of  Merger   between  SCBT   Financial
                    Corporation and Sun  Bancshares,  Inc. which is incorporated by  reference  to Exhibit  2.1 to the  Registrant's  Current
                    Report on Form 8-K filed on July 22, 2005.
3.1                 Articles  of  Incorporation  of the  Registrant,  as amended
                    (incorporated  by reference to Exhibit 3.1 to the  Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2004)
3.2                 Bylaws  of  the  Registrant,  as  amended  (incorporated  by reference  to Exhibit  3.2 to the  Quarterly  Report on Form
                    10-Q for the quarter ended March 31, 2004).
10.1                Employment Agreement between SCBT Financial  Corporation and
                    Thomas  Bouchette,  which is  incorporated  by  reference to
                    Exhibit 2.1 to the  Registrant's  Current Report on Form 8-K
                    filed on July 22, 2005.
10.2                Noncompete Agreement between SCBT Financial  Corporation and
                    Thomas  Bouchette,  which is  incorporated  by  reference to
                    Exhibit 2.1 to the  Registrant's  Current Report on Form 8-K
                    filed on July 22, 2005.
10.3                Indenture  between SCBT Financial  Corporation  and JPMorgan
                    Chase Bank, National Association,  as Trustee, including the form  of the  Junior  Subordinated  Debenture,  attached  as
                    Exhibit A, which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July
                    22, 2005.
10.4                Guarantee  Agreement between SCBT Financial  Corporation and
                    JPMorgan  Chase  Bank,   National   Association,   which  is
                    incorporated by reference to Exhibit 2.1 to the Registrant's
                    Current Report on Form 8-K filed on July 22, 2005.
10.5                Amended  and  Restated   Declaration  of  Trust  among  SCBT
                    Financial  Corporation,  as  Sponsor,  JPMorgan  Chase Bank,
                    National Association,  as Institutional  Trustee, Chase Bank
                    USA,  National  Association,  as Delaware  Trustee,  and the
                    Administrators Named therein,  including exhibits containing the  related  forms of the SCBT  Capital  Trust III  Capital
                    Securities    Certificate   and   the   Common    Securities
                    Certificate,  which is  incorporated by reference to Exhibit
                    2.1 to the Registrant's  Current Report on Form 8-K filed on
                    July 22, 2005.
31                  Rule 13a-14(a) Certifications
32                  Section 1350 Certifications
99.1                Sun Bancshares,  Inc. Merger  Questions and Answers Document
                    which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 22,
                    2005.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SCBT FINANCIAL CORPORATION


Date: November 9, 2005                     /s/ Robert R. Hill, Jr.
                                           -----------------------
                                           President and
                                           Chief Executive Officer


Date: November 9, 2005                     /s/ Richard C. Mathis
                                           ---------------------
                                           Executive Vice President and
                                           Chief Financial Officer

                                  Exhibit Index


Exhibit No.         Description of Exhibit
-----------         ----------------------

2.1                 Agreement  and  Plan  of  Merger   between  SCBT   Financial
                    Corporation and Sun  Bancshares,  Inc. which is incorporated by  reference  to Exhibit  2.1 to the  Registrant's  Current
                    Report on Form 8-K filed on July 22, 2005.
3.1                 Articles  of  Incorporation  of the  Registrant,  as amended
                    (incorporated  by reference to Exhibit 3.1 to the  Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2004)
3.2                 Bylaws  of  the  Registrant,  as  amended  (incorporated  by reference  to Exhibit  3.2 to the  Quarterly  Report on Form
                    10-Q for the quarter ended March 31, 2004).
10.1                Employment Agreement between SCBT Financial  Corporation and
                    Thomas  Bouchette,  which is  incorporated  by  reference to
                    Exhibit 2.1 to the  Registrant's  Current Report on Form 8-K
                    filed on July 22, 2005.
10.2                Noncompete Agreement between SCBT Financial  Corporation and
                    Thomas  Bouchette,  which is  incorporated  by  reference to
                    Exhibit 2.1 to the  Registrant's  Current Report on Form 8-K
                    filed on July 22, 2005.
10.3                Indenture  between SCBT Financial  Corporation  and JPMorgan
                    Chase Bank, National Association,  as Trustee, including the form  of the  Junior  Subordinated  Debenture,  attached  as
                    Exhibit A, which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July
                    22, 2005.
10.4                Guarantee  Agreement between SCBT Financial  Corporation and
                    JPMorgan  Chase  Bank,   National   Association,   which  is
                    incorporated by reference to Exhibit 2.1 to the Registrant's
                    Current Report on Form 8-K filed on July 22, 2005.
10.5                Amended  and  Restated   Declaration  of  Trust  among  SCBT
                    Financial  Corporation,  as  Sponsor,  JPMorgan  Chase Bank,
                    National Association,  as Institutional  Trustee, Chase Bank
                    USA,  National  Association,  as Delaware  Trustee,  and the
                    Administrators Named therein,  including exhibits containing the  related  forms of the SCBT  Capital  Trust III  Capital
                    Securities    Certificate   and   the   Common    Securities
                    Certificate,  which is  incorporated by reference to Exhibit
                    2.1 to the Registrant's  Current Report on Form 8-K filed on
                    July 22, 2005.
31                  Rule 13a-14(a) Certifications
32                  Section 1350 Certifications
99.1                Sun Bancshares,  Inc. Merger  Questions and Answers Document
                    which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 22,
                    2005.