Form 10-K
period 2005-12-31
SCBT FINANCIAL CORP
filed 2006-03-16
CIK 764038

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

Commission file number 001-12669

SCBT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0799315 (IRS Employer Identification No.)

520 Gervais Street
Columbia, South Carolina 29201
(Address of principal executive offices, including zip code)

(800) 277-2175
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $2.50 par value per share	The NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting stock of the registrant held by non-affiliates was $251,503,000 based on the closing sale price of $31.17 per share on June 30, 2005. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 10, 2006 was 8,671,091.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

(1) All or portions of this item are incorporated by reference to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

Forward Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

PART I
Item 1. Business

SCBT Financial Corporation (the “Company”) is a South Carolina corporation headquartered in Columbia, South Carolina. Known as First National Corporation until February 2004, SCBT Financial Corporation was established in 1985 and is a bank holding company. The Company operates principally through three wholly owned subsidiaries: South Carolina Bank and Trust, N.A. (organized in 1934), South Carolina Bank and Trust of the Piedmont, N.A. (organized in 1996), and SunBank, N.A. (organized in 2000). The Mortgage Banc, Inc. (organized in 2004) is a wholly owned subsidiary of South Carolina Bank and Trust, N.A. The Company’s common stock is listed and traded on The NASDAQ National Market under the symbol “SCBT”.

SCBT Financial Corporation’s subsidiaries provide a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through forty-two financial centers in fifteen South Carolina counties, and have served South Carolinians for over seventy years. At December 31, 2005, SCBT Financial Corporation had $1.9 billion in assets, $1.5 billion in loans, $1.5 billion in deposits, $148.4 million in shareholders’ equity, and a market capitalization of $290 million.

SCBT Financial Corporation began its operations in 1934 in Orangeburg, South Carolina and has maintained its ability to provide superior local service while at the same time leveraging its size to offer many products more common to super-regional banks. SCBT Financial Corporation has pursued a strategy of growth that relies primarily upon organic growth, supplemented by the acquisition of select financial institutions or branches in some market areas.

In July 2003, South Carolina Bank and Trust of the Pee Dee, N.A., formerly a wholly-owned subsidiary of the Company, was merged with South Carolina Bank and Trust, N.A. in order to achieve operating efficiencies.

In February 2004, South Carolina Bank and Trust, N.A. purchased the Denmark, South Carolina branch of Security Federal Bank, including premises and equipment, performing loans and deposits. At the time of the transaction, South Carolina Bank and Trust, N.A. vacated its existing leased Denmark office, moving its operations to the newly acquired banking facility.

In March 2004, South Carolina Bank and Trust, N.A. sold its Cameron, South Carolina branch, including premises, equipment and certain deposits, to Farmers and Merchants Bank of South Carolina and recognized a pre-tax gain of $782,000.

In September 2004, South Carolina Bank and Trust, N.A. opened two loan production offices - a Summerville service facility, just north of Charleston, South Carolina, which was afterward granted a branch charter to provide full service banking to its customers, and an additional Fort Mill, South Carolina office serving the Tega Cay community near Charlotte, North Carolina.

In December 2004, South Carolina Bank and Trust, N.A. opened a facility in Hilton Head, South Carolina, converting a loan production office to full service branch status.

In April 2004, The Mortgage Banc, Inc. (“TMB”) was incorporated as a wholly owned subsidiary of South Carolina Bank and Trust, N.A. TMB focuses on providing mortgage products and services to other financial institutions and mortgage companies in South Carolina and some out-of-state markets. TMB’s offices and personnel are located in the Company’s headquarters facility in Columbia, South Carolina.

In April 2005, SCBT Financial Corporation continued its expansion in the western portion of the State with its acquisition of New Commerce BanCorp and its subsidiary, New Commerce Bank, into the Company’s lead subsidiary South Carolina Bank and Trust, N.A. The acquisition provided South Carolina Bank and Trust, N.A. with two new branches in Simpsonville and Greenville, South Carolina, both located in one of the fastest growing markets in the state.

In May 2005, South Carolina Bank and Trust, N.A. purchased Devine Mortgage, a small South Carolina mortgage originator.

In April 2005, the Company formed SCBT Capital Trust I and SCBT Capital Trust II for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities. In July 2005, the Company formed SCBT Capital Trust III for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities.

In November 2005, SCBT Financial Corporation expanded its footprint farther up the South Carolina coast with the acquisition of Sun Bancshares, Inc. and its subsidiary, SunBank, N.A. SunBank, N.A. will act as a third subsidiary of SCBT Financial Corporation until March 24, 2006, at which time it will be merged into the Company’s lead subsidiary, South Carolina Bank and Trust, N.A. The acquisition will provide South Carolina Bank and Trust, N.A. with two additional branches in Murrells Inlet and Georgetown. SunBank's third property, a loan production office, is located in Myrtle Beach.

In February 2006, South Carolina Bank and Trust, N.A. opened a loan production office in Charleston, South Carolina.

In April 2006, South Carolina Bank and Trust, N.A. is scheduled to open a second loan production office in Charleston.

The Company’s principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. The Company’s mailing address at this facility is PO Box 1030, Columbia, South Carolina 29202 and its telephone number is (800) 277-2175.

Available Information

SCBT Financial Corporation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, www.scbandt.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov. In addition, SCBT Financial Corporation makes available on www.scbandt.com (i) its Corporate Governance Guidelines, (ii) its Code of Conduct & Ethics, which applies to its directors and all employees, and (iii) the charters of the Audit, Management Resources & Compensation, and Corporate Governance & Nominating Committees of its Board of Directors. These materials also are available free of charge in print to shareholders who request them by writing to: Financial Management Division, SCBT Financial Corporation, 520 Gervais Street Columbia, South Carolina 29201. SCBT Financial Corporation also makes available through its website statements of beneficial ownership of SCBT Financial Corporation’s equity securities filed by its directors, officers and 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

At the end of 2005 South Carolina Bank & Trust, N.A. conducts its business from thirty-four financial centers in twelve South Carolina counties. South Carolina Bank and Trust of the Piedmont, N.A. conducts its business from six financial centers in two South Carolina Counties. SunBank N.A. conducts its business from three financial centers in two South Carolina counties. In certain of their markets, the three banks (the “Banks”) encounter strong competition from several major banks that have a preponderance of the deposit market share for the commercial banking industry in their service areas and in South Carolina generally.

Several competitors have substantially greater resources and higher lending limits than the Banks and they offer certain services for their customers that the Banks do not offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities. Many of these non-bank competitors are not subject to the same regulatory restrictions as the Company and many have substantially greater resources than the Company.

The banking and financial services industry is highly competitive, and the Company’s profitability depends principally upon its ability to compete in its market areas. In the Company’s market areas, it faces competition from national, super-regional, smaller community banks, and non-traditional internet based banks, as well as non-bank financial services companies. The Company encounters strong competition both in making loans and attracting deposits. Competition among financial institutions is based in part upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Customers may also take into account the fact that other banks offer different services. Many of the large national and super-regional banks against which the Company competes have significantly greater lending limits and may offer additional products; however, the Company’s management believes that SCBT Financial Corporation has been able to compete very effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide variety of services. Additionally, most of the Company’s non-bank competitors are not subject to the same extensive state and federal regulations that govern bank holding companies and federally insured banks. Competition within the financial services industry continues to increase as a result of consolidation among firms, thus allowing greater lending limits and expanded footprints. Competition may further intensify if additional financial services companies enter markets in which we conduct business or if we enter mature markets as part of our expansion plan.

As a banking holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and thereby maintains financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company’s operating revenues and net income are derived primarily from cash dividends received from its subsidiary.

Employees

As of December 31, 2005, the Company’s subsidiaries had 590 full-time equivalent employees compared to 513 as of the same date in 2004. The three acquisitions in 2005 provided 44 of the additional employees. The Company considers its relationship with its employees to be excellent. The employee benefit program that the Company provides includes: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive and deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired prior to or on December 31, 2005, and a 401(k) plan.

Regulation and Supervision

The following discussion sets forth some of the material elements of the regulatory framework applicable to financial holding companies and bank holding companies and their subsidiaries and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the Securities and Exchange Commission and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs. A number of banking institutions have recently been subject to enforcement actions as well as settlements involving, among other things, cease and desist orders, written agreements, deferred prosecutions and payments of monetary penalties.

The Company is a "bank holding company" registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Each Bank is organized as a national banking association and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, the Company and each Bank is subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies and the South Carolina State Board of Financial Institutions (the "State Board"). The following discussion summarizes certain aspects of banking and other laws and regulations that affect the Company and its subsidiaries.

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

In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Banks.

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

Capital Adequacy

The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 Capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to average total assets ratio constitutes the leverage standard for bank holding companies and national banks, and is used in conjunction with the risk based ratio in determining the overall capital adequacy of banking organizations.

The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 2005, the Company, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A. and SunBank, N.A. had leverage ratios of 8.58%, 7.88%, 8.16% and 12.96% respectively, and total risk adjusted capital of 11.45%, 10.90%, and 11.86% and 15.96%, respectively.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of a least 8% and a leverage ratio of at least 4% (or 3% in some cases). Under these guidelines, each Bank is considered well capitalized.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiaries, and the Company's funds for cash distributions to its shareholders are derived primarily from dividends received from the Banks. Each Bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of the Banks to pay dividends will indirectly restrict the ability of the Company to pay dividends.

The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts in excess of the bank's allowance for loan losses. Further, if in the opinion of the OCC a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Insurance of Deposits

As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in  15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings in 2006.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institution's operations. The Company has adopted policies and procedures to comply with the provisions of the IMLAFA.

Other Laws and Regulations

Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act which governs disclosures of credit terms to consumer borrowers, the Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve (which includes the investment of assets in loans to low- and moderate-income borrowers), the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Item 1A. Risk Factors

These are general risk factors affecting SCBT Financial Corporation. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect the business, financial condition or results of operation. In such cases, you may lose all or part of your investment.

Risks Affecting SCBT Financial Corporation

SCBT Financial Corporation is exposed to interest payments made on deposits and borrowings relative to interest earned on assets and other investments; net interest income may decrease.
The profitability of the Company is largely dependent on net interest income. This is determined by the differences in volume yields or interest rates on and difference in income earning products such as interest-earning assets and interest bearing liabilities. The Company is exposed to changes in general interest rate levels and other economic factors beyond its control. Conditions in which net interest income may be reduced can occur if more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

The Company is also exposed to the difference in short and long-term interest rates. If the difference between short-term and long-term interest rates shrink or disappear, the difference between rates paid on deposits and received on loans could narrow significantly, thus decreasing our net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing the Company’s net interest income. Also, certain adjustable rate loans reprice based on lagging interest rate indices. This lagging effect may also negatively affect our net interest income when general interest rates continue to rise periodically.

SCBT Financial Corporation is exposed to reduced profitability from increases in some loan prepayments and some prepayments of loans underlying mortgage backed securities.
Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Changes in prepayment rates are therefore difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. The Company recognizes premiums it pays on mortgage-backed securities as an adjustment from interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. The Company may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in period of declining interest rates.

SCBT Financial Corporation is exposed to changes in interest rates.
The Company is unable to predict changes in market interest rates, which are affected by many factors beyond its control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In the event rates increase, the Company’s interest costs on liabilities may increase more rapidly than its income on interest earning assets and a deterioration of net interest margins could ensue. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, including, without limitation, by decreasing the value of mortgage servicing rights. The initial and ongoing valuation and  amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance such items.

SCBT Financial Corporation is exposed to loss from adjustable rate loans and loans with optional payment characteristics.
The Company’s loan portfolio currently contains approximately one-third optional payment characteristics. These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due on the loan. Any unpaid monthly interest is added to the loan balance and results in negative amortization and as a corollary, an increased loan balance. Loans such as these provide the consumer with the ability to reduce their initial loan payment and limit the amount of annual increase in the required monthly payment. If a loan negatively amortizes in the initial years the consumer must make the payments up in the later years of the loan. A potential repayment risk ensues if the consumer is unable to meet the higher payment or repay the loan through refinancing or sale of the underlying property.

Periodically the Company may sell these loans in the secondary market. Secondary market illiquidity could have an adverse effect on our earnings. Currently, there are no regulatory limitations on this type of loan product. Any regulatory limitation may affect the mortgage and residential real estate markets. If this were to happen, the ability to grow our portfolio at historic rates may be impacted.

SCBT Financial Corporation is exposed to the possibility of having inadequate allowance for loan losses, which would reduce its earnings.

The Company is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on the Company’s operating results and its ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The Company’s loan portfolio composition, with loans primarily secured by real estate, reduces loss exposure. The Company evaluates the collectibility of its loan portfolio and provides an allowance for loan losses that is believed to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of the Company’s regulators, and geographic and industry loan concentrations. If the evaluation is incorrect and borrower defaults cause losses exceeding the allowance for loan losses, the Company’s earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent to our portfolio. The Company may experience losses in its loan portfolios or perceive adverse conditions and trends that may require the Company to significantly increase its allowance for loan losses in the future, a decision that would reduce earnings.

SCBT Financial Corporation is exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involve higher credit risks than that of single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether the Company’s initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. Such loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate and fluctuate in value based on the success of the business.

Commercial real estate, commercial business and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. The underwriting, review and monitoring performed by the Company’s employees, officers, and directors cannot eliminate all of the risks related to these loans.

SCBT Financial Corporation is exposed to the effect of negative events in certain geographic areas.

Negative conditions in the real estate markets where collateral for the Company’s mortgage loans are located could adversely affect the Company’s borrower’s ability to repay and the value of the collateral. SCBT Financial Corporation is fully exposed to the negative effects of real estate values, which are affected, by various factors, including but not limited to changes in general or regional economic conditions, governmental rules or policies and natural disasters such as hurricanes or floods.

SCBT Financial Corporation is exposed to competition with other financial institutions.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and firms are replacing many smaller and more local banks and firms. These larger firms hold a large accumulation of assets. These larger institutions have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these banks operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, the Company expects additional smaller institutions to try to exploit its markets.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to the Company’s target customers. If the company is unable to implement, maintain and use such technologies effectively, it may not be able to offer products or achieve cost-efficiencies necessary to compete in this industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

SCBT Financial Corporation is exposed to the failure of our technology.
The Company relies on its computer systems, and outside service providers and their technology, for much of its business, including recording the Company’s assets and liabilities. If computer systems or outside technology sources fail, are not reliable or there is a breach of security, the Company’s ability to maintain accurate financial records may be impaired, which could materially affect operations and financial condition.

SCBT Financial Corporation is exposed to the services of its management team and employees.
The Company is dependent upon the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry and the markets in which the Company offers services. It is possible that the loss of the services of one or more of the Company’s senior executives or key managers would have an adverse effect on operations. The Company’s success also depends on its ability to continue to attract, manage and retain other qualified middle management personnel as it grows. We cannot assure you that we will continue to attract or retain such personnel.

SCBT Financial Corporation is exposed to the fact that additional capital resources may be needed in the future and the fact that these capital resources may not be available when needed or at all.
The Company may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth. No assurance can be given that such financing will be available to the Company on acceptable terms or at all.

Risks Relating to Legal and Regulatory Matters

SCBT Financial Corporation is subject to extensive regulation that could restrict its activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Banks.
The Company is subject to regulation from the Federal Reserve Board. Our Banks are subject to extensive regulation, supervision and examination by the OCC which are their primary federal regulator, and by the FDIC, which insures their deposits. As a member of the FHLB, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Banks’ activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results.

SCBT Financial Corporation is exposed to changes in the regulation of financial services companies.
Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on the Company.

SCBT Financial Corporation is exposed to negative public opinion, which could damage our reputation and adversely affect earnings.
Reputational risk is the risk to the Company’s operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, including but not limited to the following: sales practices, practices in origination and servicing operations and retail banking operations, management of actual or potential conflicts of interest and ethical issues; and protection of confidential customer information. Negative public opinion can adversely affect the Company’s ability to keep and attract customers and can expose the Company to litigation.

SCBT Financial Corporation is exposed to changes in accounting standards that could impact reported earnings.
The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

SCBT Financial Corporation is exposed to declines in the value of qualified pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding, which could require the Company to provide significant amounts of funding for its qualified pension plan.
The Company does expect to make material cash contributions to its qualified defined benefit pension plan in the near and long term. A significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, the Company may be required to fund its qualified defined benefit pension plan with a greater amount of cash from operations, perhaps by an additional material amount. Also, recognition of an additional minimum liability caused by changes in pension plan assets or measurement of the accumulated benefit obligation could have a material impact on the Company’s consolidated balance sheet. As of December 31, 2005 the Company’s qualified pension plan assets exceed its accumulated benefit obligation by $109,000.

Other Risk Factors

SCBT Financial Corporation may make future acquisitions, which could dilute current shareholders’ ownership of the Company’s stock and may cause the Company to become more susceptible to adverse economic events.
On a regular and ongoing basis, the Company reviews and evaluates other business and opportunities for business combinations that would be strategically beneficial. As a result, we may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on the Company’s financial conditions including short and long term liquidity or results of short or long term operations.

Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interest. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

SCBT Financial Corporation is exposed to difficulties in combining the operations of acquired entities with the Company’s own operations, which may prevent the Company from achieving the expected benefits from its acquisitions.
The Company may not be able to achieve fully the strategic objectives and operating efficiencies in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition. The Company also may lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. The Company may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for the Company. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against the Company, its management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all.

SCBT Financial Corporation is exposed to a volatile stock price.
The Company’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, the Company’s announcements of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market declines or market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

SCBT Financial Corporation is exposed to conditions or assumptions different from the judgments, assumptions or estimates used in the Company’s critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they required judgments, assumptions and estimates that materially impact the Company’s consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on the Company’s consolidated financial statements and related disclosures.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In January 2003, the Company relocated its executive headquarters to a new four-story facility at 520 Gervais Street, Columbia, South Carolina. The lead branch in the Midlands region of South Carolina Bank and Trust, N.A. also moved into the 57,000 square foot building. The main offices of South Carolina Bank and Trust, N.A. are located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina in a four-story facility with 48,000 square feet of space for operating and administrative purposes. South Carolina Bank and Trust, N.A., which also owns twenty-five other properties and leases eleven properties, all of which are used, substantially, as branch locations or for housing other operational units.

South Carolina Bank and Trust of the Piedmont, N.A. owns a 12,000 square foot office building that serves as its main office located at 1127 Ebenezer Road, Rock Hill, South Carolina. The bank owns two additional properties and leases three others, which are used as branches and  loan production offices.

SunBank, N.A. operates from three properties. SunBank owns the 10,000 square foot main office building that is located on a land-lease lot at 4210 Highway 17 Bypass, Murrells Inlet, South Carolina. It also owns the Georgetown branch facility that is located on a land-lease lot, and it leases a loan production office in Myrtle Beach.

Although the properties owned and leased are generally considered adequate, there is a continuing program of modernization, expansion, and as needs materialize, occasional replacement of facilities.

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to its business as of December 31, 2005, and the date of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders in the fourth quarter of 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a. The table below describes historical information of the Company's Common Equity Securities.

Stock Performance & Statistics
	2005	2004	2003	2002	2001
Stock Performance
Dividends per share	$0.68	$0.65	$0.63	$0.54	$0.50
Dividend payout ratio	34.29%	36.66%	33.98%	33.71%	32.63%
Dividend yield (based on the average of
the high and low for the year)	2.14%	2.06%	2.45%	2.42%	3.32%
Price/earnings ratio (based on year-end stock
price and diluted earnings per share)	16.46x	19.52x	15.70x	13.45x	11.07x
Price/book ratio (end of year)	1.95x	2.27x	2.05x	1.78x	1.44x

Common Stock Statistics
Stock price ranges:
High	$34.89	$37.38	$30.67	$27.96	$18.83
Low	28.53	25.60	20.52	16.73	11.26
Close	33.42	33.57	28.58	22.86	16.71
Volume traded	2,202,700	1,711,500	1,436,000	2,049,200	837,900
As a percentage of average shares outstanding	27.09%	21.23%	17.81%	25.46%	10.35%
Earnings per share, basic	$2.05	$1.74	$1.83	$1.72	$1.51
Earnings per share, diluted	2.03	1.72	1.82	1.71	1.51
Book value per share	17.17	14.77	13.91	12.85	11.57

Quarterly Common Stock Price Ranges and Dividends
		2005			2004			2003
Quarter	High	Low	Dividend	High	Low	Dividend	High	Low	Dividend
1st	$33.250	$28.530	$0.170	$31.667	$28.762	$0.162	$26.667	$20.524	$0.152
2nd	$32.000	$28.810	$0.170	$31.143	$25.600	$0.162	$26.752	$23.486	$0.152
3rd	$34.890	$31.350	$0.170	$30.762	$25.810	$0.162	$27.971	$23.857	$0.162
4th	$34.340	$30.980	$0.170	$37.381	$28.086	$0.162	$30.667	$26.333	$0.162

Share data have been retroactively adjusted to give effect to a 10% common stock dividend paid to shareholders of record on November 22, 2002 and a 5%
common stock dividend paid to shareholders of record on December 20, 2004.

As of March 10, 2006, the Company had issued and outstanding 8,671,091 shares of Common Stock which were held of record by approximately 5,400 persons. The Company’s Common Stock is traded on The NASDAQ National Market under the symbol “SCBT”.

The Company pays cash dividends to its shareholders from its assets, which are provided primarily by dividends paid to the Company by its subsidiaries. Certain restrictions exist regarding the ability of the Company’s subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Banks’ respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2005, approximately $31,577,000 of the Banks’ retained earnings were available for distribution to the Company as dividends without prior regulatory approval. For the year ended December 31, 2005, the Banks paid dividends of approximately $5,531,000 to the Company. The Company anticipates that it will continue to pay comparable cash dividends in the future.

(b.) Not applicable.

(c.) The table below sets forth information regarding the Company’s purchases of its common stock during each of the twelve months in the years ended December 31, 2004 and 2005, respectively:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 2004 (2)	14,760	$31.7000	-	250,000
February 2004	-	-	-	250,000
March 2004	3,075	$31.6945	3,075	246,925
April 2004	-	-	-	246,925
May 2004	39,285	$29.2341	39,285	207,640
June 2004	18,300	$28.2246	18,300	189,340
July 2004	2,000	$28.0750	2,000	187,340
August 2004	27,854	$28.7748	27,854	159,486
September 2004	8,214	$29.9800	8,214	151,272
October 2004	3,400	$31.3154	3,400	147,872
November 2004 (2)	1,079	$33.9400	-	147,872
December 2004 (2)	2,941	$36.8797	-	147,872
January 2005	-	-	-	147,872
February 2005 (2)	7,695	$29.9500		147,872
March 2005	-	-	-	147,872
April 2005	-	-	-	147,872
May 2005 (2)	125	$33.5700	-	147,872
June 2005	-	-	-	147,872
July 2005	-	-	-	147,872
August 2005	-	-	-	147,872
September 2005	-	-	-	147,872
October 2005	-	-	-	147,872
November 2005	-	-	-	147,872
December 2005 (2)	647	$33.5800	-	147,872
Total	129,375	$29.6979	102,128	147,872

(1)
On February 19, 2004, the Board of Directors approved a share repurchase program under which the Company was authorized to acquire up to 250,000 shares of its outstanding common stock during 2004 and 2005. Shares displayed in these columns reflect shares pursuant to this program.

(2)
These shares were repurchased under arrangements, authorized by the Company’s stock-based compensation plans and the Board of Directors, whereby officers or directors may sell previously owned Company shares to the Company in order to pay for the exercises of stock options.

Item 6. Selected Financial Data

(Dollars in thousands, except per share)	December 31,
	2005	2004	2003	2002	2001
Financial Data
Assets	$1,925,856	$1,436,977	$1,197,692	$1,144,948	$1,025,682
Loans, net of unearned income*	1,535,901	1,153,230	938,760	863,422	748,080
Investment securities	182,744	165,446	152,009	164,951	189,933
Deposits	1,473,289	1,171,313	947,399	898,163	811,523
Nondeposit borrowings	294,420	141,136	133,017	138,116	116,117
Shareholders' equity	148,403	118,798	112,349	103,495	93,065
Number of locations	41	34	32	32	30
Full-time equivalent employees	590	513	514	480	442
Number of common shares outstanding	8,644,883	8,038,382	7,690,186	7,673,339	6,964,878

Selected Ratios
Return on average equity	13.19%	12.20%	13.72%	14.09%	13.64%
Return on average assets	1.00%	1.05%	1.23%	1.28%	1.21%
Average equity as a percentage of
average assets	7.56%	8.65%	9.00%	9.05%	8.91%

Asset Quality Ratios
Allowance for loan losses to period end loans	1.30%	1.25%	1.25%	1.28%	1.28%
Allowance for loan losses to period
end nonperforming loans	468.74	442.64	173.30	233.47	203.74
Nonperforming assets to period end
loans and OREO	0.30	0.43	0.87	0.67	0.74
Nonperforming assets to period end
total assets	0.24	0.35	0.88	0.51	0.47
Net charge-offs to average loans	0.11	0.15	0.19	0.25	0.19

	Years Ended December 31,
	2005	2004	2003	2002	2001
Summary of Operations
Interest income	$94,293	$67,913	$64,854	$67,324	$74,472
Interest expense	28,710	14,643	14,622	18,752	29,972
Net interest income	65,583	53,270	50,232	48,572	44,500
Provision for loan losses	4,907	4,332	2,345	3,227	2,304
Net interest income after loan loss provision	60,676	48,938	47,887	45,345	42,196
Noninterest income	23,855	22,650	22,915	17,848	13,680
Noninterest expense	60,053	51,135	48,715	42,567	37,133
Income before provision for income taxes	24,478	20,453	22,087	20,626	18,743
Provision for income taxes	7,823	6,437	7,301	6,792	6,486
Net income	$16,655	$14,016	$14,786	13,834	$12,257

Per Common Share
Net income, basic	$2.05	$1.74	$1.83	$1.72	$1.51
Net income, diluted	2.03	1.72	1.82	1.71	1.51
Book value	17.17	14.77	13.91	12.85	11.57
Cash dividends	0.68	0.65	0.63	0.54	0.50
Dividend payout ratio	34.29%	36.66%	33.98%	33.71%	32.63%

* Excludes loans held for sale.

Per share data have been retroactively adjusted to give effect to a 10% common stock dividend paid to shareholders of record on November 22, 2002 and a 5% common stock dividend paid to shareholders of record on
December 20, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of SCBT Financial Corporation and its operating subsidiaries, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., and SunBank, N.A. The five-year period 2001 through 2005 is discussed with particular emphasis on the years 2003 through 2005. This commentary should be reviewed in conjunction with the financial statements and related footnotes and the other statistical information related to SCBT Financial Corporation beginning on page F-1 of this document.

In 1996, the Company sponsored the organization of South Carolina Bank and Trust of the Piedmont, N.A. (formerly National Bank of York County) in Rock Hill, South Carolina, and sold shares of the Company’s common stock to capitalize the new bank and pay organizational and pre-opening expenses. South Carolina Bank and Trust of the Piedmont, N.A. began operations on July 11, 1996, as a wholly-owned subsidiary of the Company.

In 1998, the Company sponsored the organization of South Carolina Bank and Trust of the Pee Dee, N.A. (formerly Florence County National Bank) in Florence, South Carolina, and sold shares of the Company’s common stock to capitalize the new bank and pay organizational and pre-opening expenses. South Carolina Bank and Trust of the Pee Dee, N.A. began operations on April 1, 1998, as a wholly-owned subsidiary of the Company. This bank was merged with South Carolina Bank and Trust, N.A. in July 2003 in order to achieve certain operating efficiencies.

Also in 1998, the Company sponsored the organization of CreditSouth Financial Services Corporation (“CreditSouth”), a consumer finance company that began operations in Orangeburg, South Carolina, in November 1998. In December 2002, South Carolina Bank and Trust, N.A. acquired the majority of CreditSouth’s consumer loan portfolio and related assets, and CreditSouth ceased operations. In March 2004, the remaining loans and related assets of CreditSouth were donated to South Carolina Bank and Trust, N.A. and CreditSouth was dissolved.

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

In September 2004, South Carolina Bank and Trust, N.A. opened two loan production offices - a Summerville service facility, just north of Charleston, South Carolina, which was subsequently granted a charter to provide full service banking to its customers, and an additional Fort Mill, South Carolina office serving the Tega Cay community near Charlotte, North Carolina.

In December 2004, South Carolina Bank and Trust, N.A. opened a facility in Hilton Head, South Carolina, converting a loan production office to full service status.

In April 2004, The Mortgage Banc (“TMB”) was incorporated as a wholly owned subsidiary of South Carolina Bank and Trust, N.A. TMB focuses on providing mortgage products and services to other financial institutions and mortgage companies in South Carolina and some out-of-state markets. TMB’s offices and personnel are located in the Company’s headquarters facility in Columbia, South Carolina. Also in April 2004, the credit card loan portfolios of both of the Company’s banking subsidiaries were sold for a pre-tax gain of $953,000.

In April 2005, SCBT Financial Corporation continued its expansion in the western portion of the State of South Carolina with its acquisition of New Commerce BanCorp and its subsidiary, New Commerce Bank, into the Company’s lead subsidiary South Carolina Bank and Trust, N.A. The acquisition provided South Carolina Bank and Trust, N.A. with two new branches in Simpsonville and Greenville, South Carolina, both located in one of the fastest growing markets in the state.

In April 2005, the Company formed SCBT Capital Trust I and SCBT Capital Trust II for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities. In July 2005, the Company formed SCBT Capital Trust III for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities.

In November 2005, SCBT Financial Corporation expanded its footprint farther up the South Carolina coast with the acquisition of Sun Bancshares, Inc. and its subsidiary SunBank, N.A. SunBank, N.A. will act as a third subsidiary of SCBT Financial Corporation until March 24 of 2006 at which time it will be merged into the Company’s lead subsidiary, South Carolina Bank and Trust, N.A. The acquisition will provide South Carolina Bank and Trust, N.A. with two additional branches in Murrells Inlet and Georgetown. SunBank's third property, a loan production office, is located in Myrtle Beach, South Carolina.

In February 2006, South Carolina Bank and Trust, N.A. opened a loan production office in Charleston, South Carolina.

In April 2006, South Carolina Bank and Trust, N.A. is scheduled to open a second loan production office in Charleston.

Recent Accounting Pronouncements

See page F-10 of the Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Executive Summary

See page F-10 of the Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements. We completed a very successful year in 2005, which was impacted by several factors that are covered in more detail in later sections of this item.  In addition to a large increase in earnings, we experienced continued strong growth throughout the Company. Organically, we saw a 20% increas in total loans net of unearned income and an 11.5% increase in deposits.  In total, we increased our assets 34%, counting the acquisitions of New Commerce BanCorp, Sun Bancshares, Inc., and Devine Mortgage Company.

While the net interest margin for the full year decreased from 2004 to 2005, we experienced some margin expansion during 2005 from the levels in late 2004. The Company therefore benefited not only from increased net interest income attributable to higher loan balances, but also from this increasing interest rate margin. During the same time we went against the industry trend and increased our loan loss reserve ratio, an action that we felt was the sensible thing to do given our strong organic growth and the relatively unseasoned loan portfolios of our acquired banks. It should be noted that despite this increase in our reserve ratio, for the year our credit quality remained very sound as evidenced by net charge-offs at only .11% of average loans, past due loans at year end of .70% and OREO at a record low level of $379,000 at year end.

While we continued to grow and expand our fundamental business, we also experienced record earnings with an 18.8% increase in net income and diluted earnings per share increasing by 17.8%. Our non-interest income also increased for the year largely as a result of fees associated with growing numbers of deposit accounts and loans and debit card fees. We were extremely successful in opening approximately 16,000 new checking accounts in 2005. Our increases in non-interest expense in 2005 were mainly attributable to increases in employee compensation and advertising, both of which are by-products of the rapid growth we experienced. As we grow we are cognizant of expenses and continuously attempt to control their growth. Through a process improvement initiative last year, we were able to eliminate $1.3 million in overhead expenses.

We continue to maintain a well-capitalized position in the Company and its subsidiary banks. To supplement Tier 1 capital, we issued $40 million in trust preferred securities during the year to finance new and expanded operations, including the acquisitions.

The year 2005 was a record year for us on nearly every front, and we are pleased to deliver strong increases in earnings, growth of assets and funding, and sound credit and interest rate risk management to our shareholders. We will continue to work hard on these fronts and to provide unsurpassed service to all of our customers. We are very pleased that as of February 2, 2006, we now operate in every coastal county in South Carolina. This is illustrative of our commitment, through continued expansion and a focus on soundness, profitability and growth, to be South Carolina’s bank.

Summary of Operations

In the following analyses, all per share data have been retroactively adjusted to give effect to a 10% stock dividend paid to shareholders of record on November 22, 2002 and a 5% stock dividend paid to shareholders of record on December 20, 2004.

SCBT Financial Corporation reported net income of $16,655,000 in 2005 compared with $14,016,000 in 2004 and $14,786,000 in 2003. This represents an earnings increase of 18.8% in 2005 when compared to 2004, following a decrease of 5.2% in 2004 compared to 2003. Basic earnings per share increased to $2.05 in 2005 compared with $1.74 in 2004 and $1.83 in 2003. Similarly, diluted earnings per share were $2.03, $1.72, and $1.82 in 2005, 2004, and 2003, respectively.

The book value of the Company's common stock increased to $17.17 in 2005 compared to $14.77 in 2004, and $13.91 in 2003. The return on average assets was 1.00 percent in 2005, compared with 1.05 percent in 2004, and 1.23 percent in 2003. The return on average shareholders' equity was 13.19 percent in 2005, compared with 12.20 percent in 2004, and 13.72 percent in 2003.

Total earning assets (reflecting strong loan growth) and total deposits increased throughout 2005. At December 31, 2005, total earning assets were $1,774,947,000, an increase of 31.3 percent over $1,351,871,000 at year-end 2004, which was 21.3 percent more than $1,114,252,000 at year-end 2003. In 2005, average earning assets were $1,549,672,000 which was $309,304, or 24.9 percent, greater than $1,240,369,000 in 2004, which was $116,792,000, or 10.4 percent, greater than $1,123,037,000 in 2003.

At December 31, 2005, total deposits were $1,473,289,000, an increase of 25.7 percent from $1,171,313,000 at the end of 2004. The 2004 balance was 23.6 percent greater than the $947,399,000 at the end of 2003. Total deposits averaged $1,325,927,000 in 2005, an increase of 25.1 percent over $1,059,993,000 in 2004, which was an increase of 11.9 percent over $946,919,000 in 2003.

For the year ended December 31, 2005, total interest income was $94,293,000, an increase of 38.8 percent from $67,913,000 in 2004, which was an increase of 4.7 percent from $64,854,000 in 2003. This increase was mainly volume related, primarily the result of strong loan growth and an aggressive home loan market.

Total interest expense was $28,710,000 for the year 2005, an increase of $14,067,000, or 96.1 percent, over 2004. Interest expense was $14,643,000 for the year 2004, an increase of $21,000 over $14,622,000 in 2003. This increase resulted primarily from the rising interest rate environment and from intense deposit product competition.

In February 2004, the Company's Board of Directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares in 2005 and 2004. The Company did not repurchase any shares under this program during 2005. During the years ended December 31, 2004, 2003 and 2002, the Company repurchased, 120,908, 2,100 and 12,402 shares, respectively, at a cost of $3,590,000, $53,000 and $265,000, respectively. During 2005, the Company redeemed 8,467 of its shares from four officers at an average cost of $30.28 under an approved program designed to facilitate stock option exercises under the Company's stock option plans.

Net Interest Income

The largest component of the Company’s net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on interest-earning assets, rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and repricing characteristics of interest- earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Company’s net interest margin.

Net interest income was $65,583,000 in 2005, an increase of $12,313,000, or 23.1%, over 2004. This increase was all volume related, as total average earning assets grew by $309,304,000, or 24.9%. A significant offset to the strong earning assets growth was the continued historically low interest rate environment as the net interest spread decreased by 14 basis points, from 4.01 percent in 2004 to 3.87 percent in 2005. Net interest income in 2004 was $53,270,000, an increase of $3,038,000, or 6.0 percent, from the previous year. Similar to 2005, this increase was basically volume driven as total average earning assets grew $117,332,000, or 10.4 percent. A 16 basis point decrease in the net interest spread from 2003 partially offset the impact of strong earning asset growth, reflecting a greater decline in rates earned on earning assets as compared with rates paid on interest-bearing liabilities.

During 2005, the net interest margin (taxable equivalent) decreased 9 basis points to 4.28 percent compared with 2004. Contributing to this decline was an eight basis point increase in the impact of interest free funds. The taxable equivalent net interest margin was 4.37 percent in 2004, a decrease of 19 basis points from 2003. This was attributable to the continued low interest rate environment.

Table 1 Volume and Rate Variance Analysis	2005 Compared to 2004 Changes Due to Increase (Decrease) In			2004 Compared to 2003 Changes Due to Increase (Decrease) In
Interest income on:	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Loans (2)	$15,971	$8,352	$24,323	$7,116	$(4,132)	$2,984
Investments:
Taxable	739	562	1,291	(96)	270	123
Tax exempt (3)	(267)	13	(244)	(224)	(50)	(218)
Funds sold	833	(22)	811	207	(151)	56
Interest-earning deposits with banks	32	167	199	61	53	114
Total interest income	$17,308	$9,072	$26,380	$7,064	$(4,010)	$3,059

Interest expense on:
Deposits:
Interest-bearing transaction accounts	$86	$229	$315	$96	$(120)	$(24)
Savings	1,009	2,864	3,873	305	829	1,134
Certificates of deposit	2,080	3,635	5,715	(45)	(1,377)	(1,422)
Funds purchased	250	2,094	2,344	27	115	142
Notes payable	1,357	463	1,820	337	(146)	191
Total interest expense	$4,782	$9,285	$14,067	$720	$(699)	$21
Net interest income	$12,527	$(214)	$12,313	$6,344	$(3,311)	$3,038

(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2) Nonaccrual loans are included in the above analysis.
(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Table 2
Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities	2005
	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate
Assets
Interest earning assets
Loans, net of unearned income	$1,333,554	$85,590	6.42%
Investment securities
Taxable	147,071	6,162	4.19
Tax exempt	27,164	1,217	4.48
Funds sold	30,056	949	3.16
Interest-earning deposits with banks	12,568	374	2.98
Total earning assets	1,550,413	94,292	6.08
Cash and other assets	137,299
Less allowance for loan losses	(16,687)
Total assets	$1,671,025

Liabilities
Interest-bearing liabilities
Deposits
Interest-bearing transaction accounts	$257,538	$1,054	0.41%
Savings	338,759	5,993	1.77
Certificates of deposit	488,689	14,099	2.89
Funds purchased	123,352	3,031	2.46
Notes payable	87,959	4,533	5.15
Total interest-bearing liabilities	1,296,297	28,710	2.21
Demand deposits	240,941
Other liabilities	7,527
Shareholders' equity	126,260
Total liabilities and shareholders' equity	$1,671,025

Net interest spread			3.87
Impact of interest free funds			0.36
Net interest margin (non-taxable equivalent)			4.23%
Net interest income		$65,583

Table 2 (continued)
Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities	2004
	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate
Assets
Interest earning assets
Loans, net of unearned income	$1,057,813	$61,267	5.79%
Investment securities
Taxable	127,370	4,856	3.81
Tax exempt	33,417	1,471	4.40
Funds sold	11,156	138	1.24
Interest-earning deposits with banks	10,613	175	1.65
Total earning assets	1,240,369	67,907	5.47
Cash and other assets	102,103
Less allowance for loan losses	(13,026)
Total assets	$1,329,446

Liabilities
Interest-bearing liabilities
Deposits
Interest-bearing transaction accounts	$230,749	$739	0.32%
Savings	229,545	2,120	0.92
Certificates of deposit	391,542	8,384	2.14
Funds purchased	90,445	687	0.76
Notes payable	58,630	2,713	4.63
Total interest-bearing liabilities	1,000,911	14,643	1.46
Demand deposits	208,106
Other liabilities	5,549
Shareholders' equity	114,880
Total liabilities and shareholders' equity	$1,329,446

Net interest spread			4.01
Impact of interest free funds			0.28
Net interest margin (non-taxable equivalent)			4.29%
Net interest income		$53,265

Table 2 (continued)
Yields on Average Earning Assets and
Rates on Average Interest-bearing Liabilities	2003
	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate
Assets
Interest earning assets
Loans, net of unearned income	$942,717	$58,283	6.18%
Investment securities
Taxable	130,048	4,682	3.60
Tax exempt	38,339	1,679	4.55
Funds sold	6,605	82	1.24
Interest-earning deposits with banks	5,328	61	1.14
Total earning assets	1,123,037	64,787	5.77
Cash and other assets	86,455
Less allowance for loan losses	(11,214)
Total assets	$1,198,278

Liabilities
Interest-bearing liabilities
Deposits
Interest-bearing transaction accounts	$205,077	$763	0.37%
Savings	175,347	986	0.56
Certificates of deposit	393,365	9,806	2.49
Funds purchased	86,185	545	0.63
Notes payable	51,720	2,522	4.88
Total interest-bearing liabilities	911,694	14,622	1.60
Demand deposits	173,130
Other liabilities	5,688
Shareholders' equity	107,766
Total liabilities and shareholders' equity	$1,198,278

Net interest spread			4.17
Impact of interest free funds			0.30
Net interest margin (non-taxable equivalent)			4.47%
Net interest income		$50,232

Investment Securities

The second largest category of earning assets is investment securities, which are used to provide liquidity, employ excess funds, pledge as collateral for certain public funds deposits and purchased funds, and may be liquidated in some instances to provide cash to fund earning asset growth or replace deposits. At December 31, 2005, investment securities were $182,744,000, or 10.3 percent of earning assets, compared with $165,446,000, or 12.3 percent of earning assets, at the end of 2004. As securities are purchased, they are designated as held to maturity or available for sale based upon management’s intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. The Company does not currently hold, nor has it ever, any securities that are designated as held for trading.

Interest earned on the held to maturity portfolio, consisting mainly of tax exempt state and municipal securities, was $905,000 in 2005, a decrease of $270,000, or 23.0 percent, from the $1,175,000, earned in 2004. This decrease was slightly offset by a three basis point increase in the average yield from 2004 to 2005. In 2004, this portfolio segment earned $208,000, or 15.0 percent less than 2003 interest of $1,383,000. This decrease was due primarily to an average portfolio balance that was $4,475,000, or 14.6 percent less than the balance in 2003. Contributing to a lesser extent was a three basis point decrease in yield from year to year. The average maturity of the held to maturity portfolio was 1.8 years, 1.8 years and 2.4 years at December 31, 2005, 2004, and 2003, respectively.

Securities available for sale consist mainly of U.S. Government Agency and mortgage-backed securities. In 2005, interest earned on this portfolio was $6,474,000, compared with $5,158,000 in 2004. The overall increase of $1,316,000, or 25.5 percent, was the result of a 37 basis point increase in the average earning rate which is primarily attributed to a $19,599,000, or 14.6 percent average balance increase from year to year. Average earning rates on available-for-sale securities were 4.20 percent during 2005, as compared to 3.83 percent in 2004. Average outstanding balances were $154,111,000 in 2005. In 2004, earnings from this segment of the investment securities portfolio were $113,000, or 2.2 percent more than the $5,045,000 earned in 2003. This result was a combination of a slightly upward rate shift and an average balance decline from year to year. Average earning rates on available-for-sale securities were 3.83 percent during 2004, or 16 basis points increase from 2003. Average outstanding balances were $137,637,000 in 2004, a $37,032,000, or 21.2 percent decrease from the prior year, as funds were redeployed to meet higher yielding loan demand throughout the period.

At December 31, 2005, the fair value of the investment securities portfolio was $183,003,000, or 0.1 percent higher than the carrying value, including the effect of a $259,000 higher market value of held-to-maturity securities, compared to their amortized cost. The differences between fair and carrying values at December 31, 2004 and 2003 were also favorable at $802,000, or 0.5 percent and $1,465,000, or 1.0 percent, respectively. At December 31, 2005, investment securities with an amortized cost of $155,813,000 and fair value of $153,628,000 were classified as available for sale. The negative adjustment of $2,185,000 between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheets as accumulated other comprehensive loss. At December 31, 2005, investment securities (principally Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta stock, each with no readily determinable market value) with an amortized cost and fair value of $10,922,000 were classified as other investments. During 2005, the Company realized a net loss on the disposition of investment securities of $202,000, as the Company elected to strategically reposition a portion of its investment portfolio for the current interest rate environment. The Company realized a net loss of less than $4,000 in 2004, and no gains or losses in 2003.

Table 3
Book Value of Investment Securities

December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Held-to-Maturity
U.S. Treasury and other U.S.
Government agencies	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	51	247
State and municipal	18,194	24,604	29,487	33,160	34,767
Total Held-to-Maturity	18,194	24,604	29,487	33,211	35,014

Available-for-Sale
U.S. Treasury and U.S.
Government agencies	37,749	25,185	25,453	45,859	44,265
Mortgage-backed	99,595	94,664	78,560	74,694	101,728
Corporate bonds	11,361	10,300	6,500	-	-
Corporate stocks	4,923	4,909	6,734	6,414	4,360
Total Available-for-Sale	153,628	135,058	117,247	126,967	150,353
Total Other Investments	10,922	5,784	5,275	4,773	4,566
Total	$182,744	$165,446	$152,009	$164,951	$189,933

Table 4 Maturity Distribution and Yields of Investment Securities

(Dollars in thousands)	Due in 1 yr. or Less		Due after 1 Thru 5 Yrs.		Due after 5 Thru 10 Yrs.		Due after 10 Yrs.		Total
Held-to-Maturity	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Par Value	Fair Value
State and municipal	$6,430	6.55%	$9,586	6.42%	$2,178	7.88%	$-	0.00	$18,194	6.64%	$18,175	$18,453
Total Held-to-Maturity	6,430	6.55	9,586	6.42	2,178	7.88	-	0.00	18,194	6.64	18,175	18,453

Available-for-Sale
U.S. Treasury and U.S.
Government agencies	2,864	3.57	34,885	4.18	-	0.00	-	0.00	37,749	4.14	38,350	37,749
Mortgage-backed	29	4.67	89,966	4.23	9,600	5.03	-	0.00	99,595	4.31	101,713	99,595
Corporate bonds	1,007	5.28	-	0.00	10,354	5.62	-	0.00	11,361	5.59	10,300	11,361
Corporate stocks	4,000	5.74	-	0.00	-	0.00	923	0.44	4,923	4.66	5,898	4,923
Total Available-for-Sale	7,900	4.89	124,851	4.22	19,954	2.42	923	0.44	153,628	4.37	156,261	153,628
Total Other Investments	-	0.00	-	0.00	-	0.00	10,922	4.32	10,922	4.32	10,922	10,922
Total	$14,330	5.64%	$134,437	4.37%	$22,132	2.96%	$11,845	3.98%	$182,744	4.59%	$185,358	$183,004

Percent of Total		8%		74%		12%		6%
Cumulative % of Total		8%		81%		94%		100%

(1) Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in “Due after 10 years.”

Loan Portfolio

Loans held for investment, the largest category of earning assets, were $1,535,918,000 at December 31, 2005, an increase of $382,511,000, or 33.2 percent, compared to $1,153,407,000 at the end of 2004. Average loans outstanding during 2005 were $1,313,796,000, an increase of $270,325,000, or 25.9 percent, over the 2004 average of $1,043,471,000.

Real estate mortgage loans continue to comprise the largest segment of the loan portfolio. All commercial and residential loans secured by real estate, except real estate construction loans, are included in this category. At December 31, 2005, loans secured by real estate mortgages were $1,158,044,000, and comprised 75.4 percent of the total loan portfolio. This was an increase of $311,350,000, or 36.8 percent, over year-end 2004. Commercial, financial, agricultural and other loans were $192,090,000, representing 12.5 percent of all loans at December 31, 2005. This category increased $30,648,000, or 19.0 percent, compared to the balance at the end of 2004. Consumer installment loans, comprising $127,768,000, or 8.3 percent of the loan portfolio at December 31, 2005, increased 22.6 percent from the previous year.

Loan interest income, including fees, was $85,590,000 in 2005, an increase of $24,323,000, or 39.8 percent, over 2004 earnings of $61,267,000. The increase was the result of a substantial increase in the total average outstanding loan balance in 2005 compared with 2004, as well as an average loan portfolio yield in 2005 of 6.42 percent which was 63 basis points higher than the 5.79 percent loan yield in 2004. Interest and fee income for 2005 was 39.7 percent above the 2004 income of $61,267,000. The average loan yield in 2004 was 39 basis points below the 2003 yield of 6.18 percent. Table 6 shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2005. Loans that mature in one year or less were $353,483,000, or 23 percent of total loans.

The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans that are well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due and, therefore, do not reach nonaccrual status. Commercial and real estate loans that are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Closed end consumer loans are charged off or written down to the contractual value on or before becoming 120 days past due. Open end consumer loans are charged off or written down to the contractual value on or before becoming 180 days past due. All interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income, while interest accrued from previous years is charged against the allowance for loan losses. At December 31, 2005, nonaccrual loans were $2,760,000, compared with $2,429,000 at year-end 2004. At December 31, 2005, loans that were 90 days or more past due and still accruing were $1,512,000 compared to $840,000 at the end of 2004.

Interest income that was foregone was an immaterial amount for each of the three years ended December 31, 2005. The Company does not have any loans that have been restructured or any foreign loans.

The Company attempts to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities which could cause these aggregated loans to be similarly impacted by economic or other conditions. As of December 31, 2005, we believe that there were no such aggregated credit concentrations.

The level of risk elements in the loan portfolio for the past five years is shown in Table 7.

Table 5
Distribution of Net Loans
By Type

December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Commercial, financial
agricultural and other	$192,090	$161,442	$133,055	$149,385	$118,819
Real estate - construction	57,999	40,915	26,511	40,338	37,709
Real estate - mortgage	1,157,979	846,694	678,229	562,179	475,110
Consumer	127,850	104,356	100,965	111,520	116,442
Total	$1,535,918	$1,153,407	$938,760	$863,422	$748,080

Percent of Total

Commercial, financial
agricultural and other	12.5%	14.0%	14.2%	17.3%	15.9%
Real estate - construction	3.8%	3.5%	2.8%	4.7%	5.0%
Real estate - mortgage	75.4%	73.4%	72.2%	65.1%	63.5%
Consumer	8.3%	9.1%	10.8%	12.9%	15.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Table 6
Maturity Distribution of Loans
		Maturity
December 31, 2005		1 Year	1-5	Over 5
(Dollars in thousands)	Total	or Less	Years	Years

Commercial, financial
agricultural and other	$192,090	$77,207	$97,299	$17,584
Real estate - construction	57,999	11,856	7,462	38,681
Real estate - mortgage	1,157,979	250,538	625,194	282,247
Consumer	127,850	13,899	101,169	12,782
Total	$1,535,918	$353,483	$831,124	$351,294

Loans due after one year with:
Predetermined interest rates		$823,884
Floating or adjustable interest rates		$691,593
Asset Quality

Asset quality is maintained through the management of credit risk. Each individual earning asset, whether in the investment securities or loan portfolio, is reviewed by management for credit risk. To facilitate this review, SCBT Financial Corporation has established credit and investment policies that include credit limits, documentation, periodic examination and follow-up. In addition, these portfolios are examined for exposure to concentration in any one industry, government agency, or geographic location. At December 31, 2005 and 2004, the Company did not have more than ten percent of the loan portfolio in any one industry and had no foreign loans.

Each category of earning assets has a degree of credit risk. To measure credit risk, various techniques are used. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, 99.5 percent of the investments consist of U.S. Government Agency securities and tax-free securities having a rating of “A” or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. The Company maintains its loan portfolio in accordance with its established credit policies. Net loan charge-offs as a percentage of net average loans improved to 0.11 percent in 2005, compared with 0.15 percent in 2004 and 0.19 percent in 2003. See “Loan Portfolio” for a discussion of the Company’s charge-off and nonaccrual policies.

Table 7

Nonaccrual and Past Due Loans

December 31,
(Dollars in thousands)
	2005	2004	2003	2002	2001
Loans past due 90 days or more	$1,512	$840	$2,082	$1,729	$1,561
Loans on a nonaccruing basis	2,760	2,429	4,669	3,010	3,317
Total	$4,272	$3,269	$6,751	$4,739	$4,878

Table 8

Summary of Loan Loss Experience

December 31,
(Dollars in thousands)
	2005	2004	2003	2002	2001
Allowance for loan losses - January 1	$14,470	$11,700	$11,065	$9,818	$8,922
Total charge-offs	(1,850)	(2,008)	(2,410)	(2,236)	(1,808)
Total recoveries	383	446	700	256	400
Net charge-offs	(1,467)	(1,562)	(1,710)	(1,980)	(1,408)
Provision for loan losses	4,907	4,332	2,345	3,227	2,304
Reserve acquired in business combinations	2,115
Allowance for loan losses - December 31	$20,025	$14,470	$11,700	$11,065	$9,818
Average loans - net of unearned income	$1,313,796	$1,043,471	$899,421	$792,594	$732,587

Ratio of net charge-offs to average
loans net of unearned income	0.11%	0.15%	0.19%	0.25%	0.19%

Loan Loss Provision

The Company maintains an allowance for loan losses at a level that management believes is sufficient to provide for potential losses in the loan portfolio. Management periodically evaluates the adequacy of the allowance through its internal risk rating system, outside credit review and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes management’s analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

The provision for loan losses for the year ended December 31, 2005 was $4,907,000, compared with $4,332,000 in 2004 and $2,345,000 in 2003. The higher provision in 2005 reflects management’s close attention to asset quality and response to strong loan growth and loans acquired through bank acquisitions during the year. The allowance for loan losses was $20,025,000 at December 31, 2005, or 1.30 percent of total loans, net of unearned discount, compared with $14,470,000, or 1.25 percent of total net loans at the end of 2004. Total charge-offs were $1,850,000 in 2005, a decrease of $158,000, or 7.9 percent, from 2004. Recoveries of loans previously charged off were $383,000, a decrease of $63,000, or 14.1 percent from the previous year.

Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2005 and December 31, 2004, other real estate owned was $379,000 and $1,712,000, respectively.

The Federal Reserve continued to enact monetary policies that reflected and attempted to stimulate a growing national economy in 2005 through several one-quarter point increases in short-term interest rates. National economic growth and its fostering policy is likely to continue to remain positive during 2006. The Federal Reserve’s monetary policy may help to preserve the economic gains of the last three years. An increasing rate environment is likely to continue in 2006. South Carolina may feel some benefits from this national trend. However, the events of the past five years have caused South Carolina’s business environment to be more restrained than that of some other states and regions. Certain sectors of the South Carolina economy are still suffering from the effects of global job export. In this environment management expects loan charge off levels to remain similar to 2005 during the coming months. The Office of the Comptroller of the Currency recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In its ongoing consideration of such factors, management considers the Company’s allowance for loan losses to be adequate.

Liquidity

Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity primarily means the consistent ability to meet loan and investment demands and deposit withdrawals. The Company has employed its funds in a manner to provide liquidity in both assets and liabilities sufficient to meet its cash needs.

Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As noted in Table 4, eight percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists largely of U.S. Government Agency securities, municipal obligations, and agency preferred stock. Loans and other investments are generally held for longer terms and not used for day-to-day operating needs.

Increases in the Company’s liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

The Company regularly obtains borrowed funds in the form of cash management or “sweep” accounts that are accommodations to corporate and governmental customers pursuant to sale of securities sold under agreements to repurchase arrangements. During 2005, the Company maintained a prudent level of liquidity through growth in interest-bearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

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

Asset-Liability Management and Market Risk Sensitivity

The Company’s earnings or the value of its shareholders’ equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of its financial instruments. The Company uses a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The earnings simulation model and gap analysis take into account the Company’s contractual agreements with regard to investments, loans and deposits. Although the Company’s simulation model is subject to the accuracy of the assumptions that underlie the process, the Company believes that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income while managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a good indicator of the degree of earnings risk the Company has, or may incur in future periods, arising from interest rate changes or other market risk factors.

The Company’s policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. The Company’s policy guideline for the maximum negative impact on net interest income from a steady (“ramping”) change in interest rates of 200 basis points over 12 months is 8 percent. The Company traditionally has maintained a risk position within the policy guideline level. As of December 31, 2005, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 3.0 percent decrease in net interest income while a 200 basis point increase in rates over the same period would result in an approximate 1.6 percent increase in net interest income -- both as compared with a base case unchanged interest rate environment. These results indicate that the Company’s rate sensitivity is essentially moderately asset sensitive to the indicated change in interest rates over a one-year horizon. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors. The shape of the fixed-income yield curve can also influence interest rate risk sensitivity, with a “flat” yield curve having a dampening effect on the Company’s asset sensitivity, as is currently the case.

As mentioned above, another (though less useful) indicator of interest rate risk exposure is the interest rate sensitivity gap and cumulative gap. Interest rate sensitivity gap analysis is based on the concept of comparing financial assets that reprice with financial liabilities that reprice within a stated time period. The time period in which a financial instrument is considered to be rate sensitive is determined by that instrument’s first opportunity to reprice to a different interest rate. For variable rate products the period in which repricing occurs is contractually determined. For fixed rate products the repricing opportunity is deemed to occur at the instrument’s maturity or call date, if applicable. For non-interest-bearing funding products, the “maturity” is based solely on a scheduled decay, or runoff, rate. When more assets than liabilities reprice within a given time period, a positive interest rate gap (or “asset sensitive” position) exists. Asset sensitive institutions may benefit in generally rising rate environments as assets reprice more quickly than liabilities. Conversely, when more liabilities than assets reprice within a given time period, a negative interest rate gap (or “liability sensitive” position) exists. Liability sensitive institutions may benefit in generally falling rate environments as funding sources reprice more quickly than earning assets. However, another shortfall of static gap analysis based solely on the timing of repricing opportunities is its lack of attention to the degree of magnitude of rate repricings of the various financial instruments.

As shown in the gap analysis in Table 9 below, at December 31, 2005 the Company had a greater dollar value of financial assets that were subject to repricing within a 12 month time horizon than its financial liabilities that were subject to repricing. The next twelve-month period displays more financial liabilities than financial assets subject to repricing.  Thereafter, generally there are more financial assets subject to repricing as compared to financial liabilities.  Consequently, the Company has a cumulatively positive interest rate gap for the 5-year aggregate period through 2010. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not accounted for by a static gap analysis such as that presented in Table 9.

The Company does not currently use interest rate swaps or other derivatives to modify the interest rate risk of its financial instruments.

The following table provides information as of December 31, 2005 about the Company’s financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of Table 9, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by the Company to evaluate such deposits. For further information on the fair value of financial instruments, see Note 24 to the consolidated financial statements.

Table 9 Financial Instruments That are Sensitive to Changes in Interest Rates
(Dollars in thousands)	2006	2007	2008	2009	2010	There After	Total	Fair Value 12/31/2005
Financial Assets:
Loans, net of unearned income:
Fixed Rate:
Book Value	$231,730	$201,572	$160,204	$128,536	$85,539	$30,359	$837,940	$825,852
Average interest rate	6.07%	5.77%	5.89%	6.26%	6.32%	7.85%	6.08%
Variable Rate:
Book Value	$595,728	$29,491	$18,796	$25,484	$20,185	$1,213	$690,897	$691,344
Average interest rate	7.11%	5.01%	35.16%	5.67%	5.70%	5.99%	7.69%
Securites held to maturity:
Fixed Rate:
Book Value	$6,834	$3,664	$2,632	$2,477	$1,235	$1,352	$18,194	$18,453
Average interest rate	4.37%	4.33%	4.25%	4.54%	4.29%	0.00%	4.04%
Variable Rate:
Book Value	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Securites available for sale:
Fixed Rate:
Book Value	$35,164	$31,768	$39,176	$12,045	$17,008	$7,956	$143,117	$143,117
Average interest rate	4.37%	4.23%	4.16%	4.28%	4.48%	4.29%	4.28%
Variable Rate:
Book Value	$10,511	$-	$-	$-	$-	$-	$10,511	$10,511
Average interest rate	5.59%	0.00%	0.00%	0.00%	0.00%	0.00%	5.59%
Other investments:
Fixed Rate:
Book Value	$-	$-	$-	$-	$1,889	$-	$1,889	$1,889
Average interest rate	0.00%	0.00%	0.00%	0.00%	6.00%	0.00%	6.00%
Variable Rate:
Book Value	$9,033	$-	$-	$-	$-	$-	$9,033	$9,033
Average interest rate	4.56%	0.00%	0.00%	0.00%	0.00%	0.00%	4.56%
Federal funds sold	$41,440	$-	$-	$-	$-	$-	$41,440	$41,440
Average interest rate	4.46%	0.00%	0.00%	0.00%	0.00%	0.00%	4.46%
Total Financial Assets	$930,440	$266,495	$220,808	$168,542	$125,856	$40,880	$1,753,021	$1,741,639

Financial Liabilities:
Non-interest bearing deposits	$31,775	$31,775	$31,775	$31,775	$31,776	$95,223	$254,099	$214,213
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Interest-bearing
Savings and checking	$203,875	$203,875	$71,721	$71,721	$68,028	$-	$619,220	$590,797
Average interest rate	1.88%	1.88%	0.62%	0.62%	0.65%	0.00%	1.45%
Time deposits	$473,416	$115,746	$5,637	$2,120	$1,054	$1,997	$599,970	$597,990
Average interest rate	3.49%	3.99%	3.45%	3.78%	3.72%	4.44%	3.59%	-
Federal funds purchased
and securities sold under
agreements to repurchase	$150,163	$-	$-	$-	$-	$-	$150,163	$150,163
Average Interest Rate	3.47%	0.00%	0.00%	0.00%	0.00%	0.00%	3.47%
Notes payable	$67,745	$126	$3,209	$13,015	$132	$60,030	$144,257	$144,933
Average interest rate	4.81%	4.93%	5.45%	4.66%	4.92%	5.49%	5.09%	-
Total Financial Liabilities	$926,974	$351,522	$112,342	$118,631	$100,990	$157,250	$1,767,709	$1,698,096

Interest rate sensitivity gap	$3,466	($85,027)	$108,466	$49,911	$24,866	($116,369)	($14,687)

Culmulative interest rate
sensitivity gap	$3,466	($81,561)	$26,905	$76,816	$101,682	($14,687)

Culmulative interest rate
sensitivity gap as percent
of total financial assets	0.20%	-4.65%	1.53%	4.38%	5.80%	-0.84%

32

Deposits

Customer deposits provide the Company with its primary source of funds for the continued growth of its loan and investment securities portfolios. At December 31, 2005, total deposits were $1,473,289,000, an increase of $301,976,000, or 25.8 percent, from $1,171,313,000 at the end of 2004. The 2004 balance was $223,914,000, or 23.6 percent, greater than total deposits at year-end 2003. Noninterest-bearing accounts grew by $30,072,000, or 13.4 percent, for the year ended December 31, 2005. Interest-bearing deposits were $1,219,190,000 at end of 2005, an increase of $271,904,000, or 28.7 percent, from one year earlier. Contributing to these increases was a corporate-wide free checking deposit campaign to increase new account activity which resulted in 13,064 new personal accounts and 2,875 new business checking accounts. This represents a 20 percent increase in new checking account activity from 2004. In addition, $167,877,000 new deposits were acquired in merger transactions during the year.

Average total deposits during 2005 were $1,325,927,000, an increase of $265,940,000, or 25.1 percent, over 2004. Total average interest-bearing deposits grew by $233,150,000, or 27.4 percent, led by a $131,263,000, or 33.9 percent, increase in average interest-bearing transaction accounts. Average noninterest-bearing demand deposits increased $32,790,000, or 15.8 percent. In 2004, total deposits averaged $1,059,987,000, an increase of $113,068,000, or 10.7 percent, compared with 2003. This increase was also mainly due to growth in average interest-bearing transaction accounts of $78,047,000, or 10.1 percent.

At December 31, 2005, the ratio of interest-bearing deposits to total deposits was 82.8 percent, up slightly from 80.9 percent and 81.7 percent at the end of 2004 and 2003, respectively.
Table 10

Maturity Distribution of CD's of $100,000 or more

December 31,
(Dollars in thousands)	2005	2004

Within three months	$78,377	$35,032
After three through six months	58,567	21,342
After six through twelve months	81,533	49,774
After twelve months	49,735	50,830
Total	$268,212	$156,978

Short-Term Borrowed Funds

The distribution of SCBT Financial Corporation’s short-term borrowings at the end of the last three years, the average amounts outstanding during each such period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category are presented below. Federal funds purchased and securities sold under agreement to repurchase most typically have maturities within one to three days from the transaction date. Certain of the borrowings have no defined maturity date.

Table 11

December 31,	2005		2004		2003
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At period-end:
Federal funds purchased
and securities sold under
repurchase agreeements	$150,163	3.47%	$89,206	1.43%	$80,967	0.45%

Average for the year:
Federal funds purchased
and securities sold under
repurchase agreeements	$123,352	2.46%	$90,445	0.76%	$86,185	0.63%

Maximum month-end balance:
Federal funds purchased
and securities sold under
repurchase agreeements	$163,593		$111,889		$101,991

Capital and Dividends

A traditionally strong shareholders’ equity base has provided SCBT Financial Corporation with support for its banking operations and opportunities for growth, while ensuring sufficient resources to absorb the risks inherent in the business. As of December 31, 2005, shareholders’ equity was $148,403,000, or 7.7 percent of total assets. At year-end 2004 and 2003, shareholders’ equity was $118,798,000, or 8.8 percent of total assets, and $112,349,000, or 9.4 percent of total assets, respectively.

The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. The Company issued $40,000,000 of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. (See Note 1 on page F-11 of the Notes to Consolidated Financial Statements for a more detailed explanation of the Company’s trust preferred securities.)

The Company and its banking subsidiaries are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least fifty percent of total capital and total capital must be eight percent of risk-weighted assets. The Tier 1 capital ratio for SCBT Financial Corporation was 10.25 percent at December 31, 2005, 9.85 percent at December 31, 2004 and 11.81 percent at the end of 2003. The total capital ratio for the Company was 11.45 percent, 11.10 percent and 13.06 percent for the years ended December 31, 2005, 2004 and 2003, respectively.

As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution’s composite rating as determined by its regulators. The leverage ratio for SCBT Financial Corporation was 8.58 percent at December 31, 2005, 8.05 percent at December 31, 2004 and 9.13 percent at December 31, 2003. The Company well exceeded all minimum ratio standards established by the regulatory agencies.

SCBT Financial Corporation pays cash dividends to shareholders from funds provided mainly by dividends from its subsidiary banks. Such bank dividends are subject to certain regulatory restrictions and require the approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of the banks’ net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2004, approximately $31,577,000 of the Banks’ retained earnings was available for distribution to the Company as dividends without prior regulatory approval.

In 2005, the Company made shareholder dividend payments of $5,527,000 as compared with $5,228,000 in 2004 and $5,070,000 in 2003. The dividend payout ratios were 34.29 percent, 36.66 percent and 33.98 percent for 2005, 2004 and 2003, respectively. Earnings that are retained continue to be used as a basis for loan and investment portfolio growth and in support of acquisition or other business expansion opportunities.

Noninterest Income and Expense

Noninterest income provides additional revenues for the Company that are significant sources of income. This is especially important in periods such as the financial services industry has experienced in recent years in which prolonged historically low interest rates have resulted in compression of net interest margins. For the year ended December 31, 2005, noninterest income was $23,855,000, or 5.3 percent more than $22,650,000 in 2004. Noninterest income in 2004 was $265,000, or 1.2 percent less than $22,915,000 in 2003. In 2005, 2004 and 2003, noninterest income comprised 20.2 percent, 25.0 percent and 26.1 percent, respectively, of total interest and noninterest income.

Service charges on deposit accounts were $12,473,000 in 2005, or 52.2 percent of total noninterest income, and $619,000, or 5.2 percent, more than the total in 2004. This increase was mainly the result of strong deposit and deposit accounts growth during 2005. For the year ended December 31, 2004, service charges on deposit accounts were $11,854,000, or 52.3 percent of total noninterest income. This was a $317,000, or 2.8 percent, increase over 2003 and also resulted primarily from deposit growth.

During 2005, other service charges and fees increased by $2,345,000, or 26.0 percent, to $11,375,000, compared with 2004. For the year 2004, other service charges decreased $2,348,000, or 20.1 percent, to $9,030,000, compared to the previous year of 2003. The year 2003 stands out during this three-year period as fees earned on the origination of home mortgage loans sold into the secondary market reached peak levels. This was the result of the prolonged low interest rate environment and attendant surge in loan activities, especially in the area of mortgage refinancing. Like most lending institutions, the Company experienced a decrease in mortgage loan originations toward the end of 2003 and throughout 2004. However, during 2005 the company was able to grow the volume of its secondary market originations and in turn increase fee income related to these types of loans by $1,612,000, or 29.9 percent. During 2005, the Company produced $197,000,000 more in secondary market mortgages than the previous year. This growth in volume is related to the establishment in 2004 of the wholly owned subsidiary, The Mortgage Banc, and to the increase in mortgage originators and their production in the Company's bank subsidiaries. The performance of this affiliate has counter-balanced the effects of a slowing home loan market over the past few years by simply increasing the number of loans produced.

Noninterest income also includes gains on the sale of assets. During 2005, the Company realized $7,000 in gains while in 2004 the gains were $1,766,000. The Company initiated two nonrecurring-type transactions during 2004 that produced significant additions to noninterest income. During the first quarter, South Carolina Bank and Trust, N.A. recognized a $782,000 pretax gain on the sale of its Cameron, South Carolina branch to Farmers and Merchants Bank of South Carolina. In the second quarter of 2004, the Company’s banks sold their credit card loan portfolios to a third party service provider, recognizing a combined pretax gain of $953,000. There were no gains of this nature in 2003.

Noninterest expense was $60,053,000 in 2005, an increase of $8,918,000, or 17.4 percent, from 2004. In 2004, noninterest expense was $51,135,000, an increase of $2,420,000, or 5.0 percent, compared with 2003. Salaries and employee benefits were the largest component of noninterest expense, comprising 56.7 percent, 54.3 percent and 58.9 percent, respectively, of the category totals for 2005, 2004 and 2003. In 2005, salaries and employee benefits were $34,074,000, an increase of $6,312,000, or 22.7 percent, compared with 2004. This increase was primarily the result of an increase in full time equivalent employees gained in the acquisitions during 2005 and the related benefits and incentive costs associated with increased staffing levels. In 2004, salaries and employee benefits were $27,762,000, a decrease of $908,000, or 3.2 percent, from 2003. This decrease resulted from lower commissions paid on lower levels of mortgage loan originations and from efforts to control personnel-related expenses. No incentive bonuses were paid in 2004. At December 31, 2005, the Company employed 590 full-time equivalent employees, compared with 513 and 514 at the end of 2004 and 2003, respectively. Payments under cash incentive plans covering all employees and based on attainment of certain earnings thresholds were $1,583,302 in 2005, $0 in 2004, and $1,514,255 in 2003.

Net occupancy expense was $3,493,000, $3,309,000 and $2,887,000 in 2005, 2004 and 2003, respectively. The 5.5 percent increase in 2005 compared to 2004 and the 14.0 percent increase in 2004 compared to 2003 result from newly opened or acquired financial centers during these years and the increased lease expenses and operating costs associated with the new facilities. In 2003, an expense increase of 24.5 percent from the previous year was the result of branch openings and the new Columbia, South Carolina corporate headquarters facility completed and occupied in January 2003.

Furniture and equipment expense was $4,340,000, $4,447,000 and $4,397,000 in 2005, 2004 and 2003, respectively. These expenses were down 2.4 percent from 2004 to 2005 as service contract costs were largely offset by decreased expenses associated with data processing equipment leases. The 1.1 percent expense increase from 2003 to 2004 was mainly due to higher depreciation expense and costs of leasing data processing equipment and other equipment in connection with new facilities.

For the year 2005, other expense was $17,944,000, an increase of $2,331,000, or 14.9 percent, compared with 2004. This increase resulted from a $623,000 increase in information services expense as the Company expanded its footprint in two additional markets in South Carolina and an increase of $618,000 in advertising expenses, mainly associated with extended loan and deposit marketing campaigns and name recognition marketing efforts in newly entered geographical markets. Charitable contributions increased in 2005 by approximately $400,000, including a $100,000 contribution to establish a SCBT Foundation fund within the Central Carolina Community Foundation. The Company will be able to grow this foundation fund over time through contributions and investment returns, and it will be able to largely centralize its CRA and other donation activities through self-directed donations. The Company also incurred approximately $266,000 of merger related costs during 2005. In 2004, other expense was $15,613,000, an increase of $2,852,000, or 22.4 percent, compared with 2003. This increase resulted from a $629,000 increase in advertising expenses, mainly associated with extended loan and deposit marketing campaigns; foreclosed property maintenance and disposition expense increases of $408,000; chief executive officer severance expenses of $330,000; legal and accounting fee increases of $304,000, mainly due to internal control and governance initiatives associated with Sarbanes-Oxley Act compliance issues; increase in customer printed check charges of $100,000 due to free checking campaign; increase for moving the Company's stock listing from the American Stock Exchange to The NASDAQ National Market of $100,000; increase in merger and acquisition expense related to purchase of the Denmark branch and sale of the Cameron branch of $103,000; and a $258,000 increase in real property taxes due to additional facilities and higher tax levies.

The Company also elected to strategically reposition a portion of its investment portfolio during 2005 for the current interest rate environment generating a $202,000 loss on the sale of available-for-sale securities.

Table 12

Quarterly Results of Operations (unaudited)
(Dollars in thousands)

	2005 Quarters				2004 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$27,379	$24,532	$22,615	$19,767	$18,534	$17,442	$16,383	$15,554
Interest expense	9,519	7,667	6,415	5,109	4,570	3,862	3,104	3,107
Net interest income	17,860	16,865	16,200	14,658	13,964	13,580	13,279	12,447
Provision for loan losses	1,446	1,674	1,064	723	1,163	787	1,594	788
Noninterest income	6,238	6,549	5,788	5,280	5,411	5,208	6,310	5,721
Noninterest expense	16,735	15,495	14,680	13,143	13,269	12,278	13,102	12,486
Income before income taxes	5,917	6,245	6,244	6,073	4,943	5,723	4,893	4,894
Income taxes	1,832	1,850	2,139	2,003	1,520	1,821	1,568	1,528
Net income	$4,085	$4,395	$4,105	$4,070	$3,423	$3,902	$3,325	$3,366

Off-Balance Sheet Arrangements

Through the operations of our Banks, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At December 31, 2005, the Banks had issued commitments to extend credit of $396,614,000 through various types of lending arrangements, of which $341,109,000 was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third parties. Standby letters of credit totaled $7,499,000 at December 31, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Critical Accounting Policies
SCBT Financial Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements. Certain of these policies involve significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. Different assumptions in the application of these policies could result in material changes in the Company’s financial position and results of operations.

The allowance for loan losses reflects the estimated losses that will result from the inability of the Banks’ borrowers to make required loan payments. In determining an appropriate level for the allowance, management identifies portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “Loan Loss Provision” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Allowance for Loan Losses” in Note 1 to the consolidated financial statements for further detailed descriptions of the Company’s estimation process and methodology related to the allowance for loan losses.

Core deposit premium costs, included in other assets in the consolidated balance sheets, consist of costs that resulted from the acquisition of deposits from other commercial banks. Core deposit premium costs represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that management believes reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated annually for impairment.

Effect of Inflation and Changing Prices
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measure of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, the majority of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution’s performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects the Banks’ customers and may result in an indirect effect on the Banks’ business.

Contractual Obligations

The following table presents payment schedules for certain contractual obligations of the Company as of December 31, 2005. Long-term debt obligations totaling $101,017,000 include advance agreements (borrowings) with the Federal Home Loan Bank (FHLB) of Atlanta. These advances are collateralized by stock in the FHLB of Atlanta and qualifying first mortgage residential loans and commercial real estate loans under a blanket floating lien. Further information regarding these advances is contained in Table 11 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating lease obligations of $25,735,000 pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 19 to the consolidated financial statements.

(Dollars in thousands)
Payment Due by Period	Payment Due by Period
		Less Than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations (1)	$144,257	$55,373	$3,335	$13,148	$72,401
Operating lease obligations	18,186	2,869	5,137	3,219	6,961
Total	$162,443	$58,242	$8,472	$16,367	$79,362

(1) Represents principal maturities

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

See “Asset-Liability Management and Market Risk Sensitivity” on page 29 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

See Table 12 on page 35 for the Company's unaudited quarterly results of operations and page F-1 for the Company's audited consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9a. Controls and Disclosures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Based upon this evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding management's control objectives.

Changes in Internal Controls

There were no changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

The Company’s independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report titled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9b. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the information in the definitive proxy statement of the Company to be filed in connection with the Company’s 2006 Annual Meeting of Shareholders under the caption “Election of Directors”, in the fourth paragraph under the caption “The Board of Directors and Committees”, in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees”, in the second paragraph of the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the definitive proxy statement of the Company to be filed in connection with the Company’s 2006 Annual Meeting of Shareholders under the caption “Compensation of Directors”, in the sections titled “Summary Compensation Table,” “Employment Agreements,” “Stock Options,” “Aggregate Option Exercises During 2005 and Year End 2005 Option Values,” and “Option Grants in 2005” under the caption “Executive Compensation”, under the caption “Defined Benefit Pension Plan,” and under the caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2005, relating to securities authorized for issuance under the Company’s equity compensation plans:

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column “A” )
Equity compensation
plans approved by	304,018	$23.32	846,126
security holders

Equity compensation	None	—	—
plans not approved
by security holders

Included within the 846,126 number of securities available for future issuance in the table above are a total of 284,911 shares remaining from the authorized total of 315,000 under the Company’s Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to the 5% stock dividend paid on January 1, 2005 to shareholders of record as of December 20, 2004.

Other information required by this item is incorporated herein by reference to the information under the caption "Principal Shareholders" in the definitive proxy statement of the Company to be filed in connection with the Company’s 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company to be filed in connection with the Company’s 2006 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Audit and Other Fees” in the definitive proxy statement of the Company to be filed in connection with the Company’s 2006 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. The financial statements and independent auditors’ report referenced in “Item 8 - Financial Statements and Supplementary Data” are listed below:

SCBT Financial Corporation and Subsidiaries
Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements

2.	Financial Schedules Filed: None

3.	Exhibits

In most cases, documents incorporated by reference to exhibits that have been filed with the Company’s reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC’s web site at http://www.sec.gov. You may also read and copy any such document at the SEC’s pubic reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company’s SEC file number (001-12669).

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

4.1	Specimen SCBT Common Stock Certificate

4.2	Articles of Incorporation (included as Exhibit 3.1)

4.3	Bylaws (included as Exhibit 3.2)

10.1	First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

10.2*	First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant’s Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)

10.3*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, Registration No. 333-33092)

10.4*
Employment Agreement between the Registrant and Robert R. Hill, Jr., effective as of September 30, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.5*
Employment Agreement between the Registrant and Thomas S. Camp, effective as of November 10, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.6*
Employment Agreement Amendment between the Registrant and Thomas S. Camp, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.7*
Employment Agreement between the Registrant and John C. Pollok, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.8*
Employment Agreement between the Registrant and Richard C. Mathis, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.9*
Employment Agreement between the Registrant and Joe E. Burns, effective as of October 23, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.10*	First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-90014))

10.11*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Robert R. Hill, Jr., effective as of January 1, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.12*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Thomas S. Camp, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.13*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and John C. Pollok, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.14*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Richard C. Mathis, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.15*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, N.A. and Joseph E. Burns, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.16*
SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.17*	Executive Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 10-K filed on March 15, 2005)

10.18*	South Carolina Bank and Trust Deferred Income Plan dated January 1, 2004 (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 10-K filed on March 15, 2005)

10.19*	Compensation of Directors (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 10-K filed on March 15, 2005)

10.20
Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2005

10.21
Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, which is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2005

10.22
Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 13, 2005

10.23
Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, which is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 13, 2005.

10.24	Employment Agreement between SCBT Financial Corporation and Thomas Bouchette, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.25	Noncompete Agreement between SCBT Financial Corporation and Thomas Bouchette, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.26
Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.27
Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, which is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.28	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.29	Form of SCBT Financial Corporation Restricted Stock Agreement - Restricted Stock Awarded to Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.30	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.31	Form of SCBT Financial Corporation Stock Option Agreement - for Options Granted to Affiliates Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

14	SCBT Code of Ethics, which is incorporated by reference to Exhibit 14 to the Registrants Current Report on Form 10-K filed on March 12, 2004.

21.1	Subsidiaries of the Registrant

23	Consent of J. W. Hunt and Company, LLP

24	Power of Attorney (filed with the signature page hereof)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications

99.1	Supplemental Materials Distributed to Shareholders

* Denotes a management compensatory plan or arrangement.

(b) See 1a Exhibit Index following the Annual Report on Form 10-K for a listing of 1a exhibits filed herewith.

(c) Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 14th day of March, 2006.

SCBT Financial Corporation

By: /S/ Robert R. Hill, Jr.
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Hill, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 16, 2006.

/S/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

/S/ Richard C. Mathis
Richard C. Mathis
Executive Vice President and Chief Financial Officer

/S/ Karen L. Dey
Karen L. Dey
Senior Vice President and Controller

/S/ Robert R. Horger
Robert R. Horger
Chairman of the Board of Directors

/S/ Colden R. Battey, Jr.
Colden R. Battey, Jr. Director

/S/ Luther J. Battiste, III
Luther J. Battiste, III Director

/S/ M. Oswald Fogle
M. Oswald Fogle Director

/S/ Dalton B. Floyd, Jr.
Dalton B. Floyd, Jr.
Director

/S/ Dwight W. Frierson
Dwight W. Frierson Director

/S/ R. Caine Halter
R. Caine Halter
Director

/S/ Harry M. Mims, Jr.
Harry M. Mims, Jr.
Director

/S/ Ralph W. Norman
Ralph W. Norman
Director

/S/ James W. Roquemore
James W. Roquemore
Director

/S/ Thomas E. Suggs
Thomas E. Suggs
Director

/S/ Susie H. VanHuss
Susie H. VanHuss
Director

/S/ A. Dewall Waters
A. Dewall Waters
Director

/S/ John W. Williamson, III
John W. Williamson, III
Director

/S/ Cathy Cox Yeadon
Cathy Cox Yeadon
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	SCBT Financial Corporation Stock Certificate Specimen
10.28	Form of Agreement for Restricted Stock Awarded to Directors
10.29	Form of Agreement for Restricted Stock Awarded to Employees
10.30	Form of Agreement for Stock Options Granted to Directors
10.31	Form of Agreement for Stock Options Granted to Employees
21	Subsidiaries of the Registrant
23	Consent of J.W. Hunt and Company, LLP
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications
99.1	Supplemental Materials Distributed to Shareholders

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management of SCBT Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s external auditor, J.W. Hunt and Company, LLP, has issued an attestation report on management ’s assessment and the effectiveness of the Company’s internal control over financial reporting.

SCBT Financial Corporation
Columbia, South Carolina
March 16, 2006

J. W. HUNT AND COMPANY, LLP

JOHN C. CREECH, JR., CPA                                                                                 MIDDLEBURG OFFICE PARK
ANNE H. ROSS, CPA                                    CERTIFIED PUBLIC ACCOUNTANTS                                                                                                                                                  1607 ST. JULIAN PLACE
WILLIAM F. QUATTLEBAUM, CPA, CVA                                                                                                                                                                                                                              POST OFFICE BOX 265
WILLIAM T. POUNCEY, CPA                                      MEMBERS                                                                                                                                                                        COLUMBIA, SC 29202-0265
DAVID G. SHEFFIELD, CPA, CVA                                 AMERICAN INSTITUTE OF                                                                      803-254-8196
                                              CERTIFIED PUBLIC ACCOUNTANTS                                                 866-299-8196
                                            PRIVATE COMPANIES PRACTICE SECTION AND                                    FAX 803-256-1524
                                             CENTER FOR PUBLIC COMPANY AUDIT FIRMS                                    jwhunt.com

                                                 CPA ASSOCIATES INTERNATIONAL, INC.,
                                                  A WORLDWIDE NETWORK OF ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SCBT Financial Corporation

We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that SCBT Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCBT Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk  that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that SCBT Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our  opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Columbia, South Carolina
March 11, 2006

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
	December 31,
	2005	2004

ASSETS

Cash and cash equivalents:
Cash and due from banks	$58,554	$39,261
Interest-bearing deposits with banks	3,140	14,876
Federal funds sold and securities
purchased under agreements to resell	41,440	3,000
Total cash and cash equivalents	103,134	57,137
Investment securities:
Securities held to maturity (fair value of $18,453 in 2005 and $25,406 in 2004)	18,194	24,604
Securities available for sale, at fair value	153,628	135,058
Other investments	10,922	5,784
Total investment securities	182,744	165,446
Loans held for sale	12,961	13,837
Loans	1,535,918	1,153,407
Less unearned income	(17)	(177)
Less allowance for loan losses	(20,025)	(14,470)
Loans, net	1,515,876	1,138,760
Premises and equipment, net	43,664	33,667
Goodwill	32,220	3,717
Other assets	35,257	24,413
Total assets	$1,925,856	$1,436,977

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$254,099	$224,027
Interest-bearing	1,219,190	947,286
Total deposits	1,473,289	1,171,313
Federal funds purchased and securities
sold under agreements to repurchase	150,163	89,208
Other borrowings	144,257	51,928
Other liabilities	9,744	5,730
Total liabilities	1,777,453	1,318,179
Commitments and contingencies (Notes 20, 21 and 23)
Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares
8,644,883 and 7,657,094 shares issued and outstanding in 2005 and 2004, respectively	21,612	19,143
Stock dividend distributable	-	955
Surplus	90,481	72,079
Retained earnings	37,614	26,486
Accumulated other comprehensive income (loss)	(1,304)	135
Total shareholders' equity	148,403	118,798
Total liabilities and shareholders' equity	$1,925,856	$1,436,977

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Years Ended December 31,
	2005	2004	2003
Interest income:
Loans, including fees	$85,590	$61,267	$58,283
Investment securities:
Taxable	6,162	4,861	4,682
Tax-exempt	1,217	1,461	1,679
Federal funds sold and securities
purchased under agreements to resell	949	138	82
Money market funds	1	11	67
Deposits with banks	374	175	61
Total interest income	94,293	67,913	64,854
Interest expense:
Deposits	21,146	11,243	11,555
Federal funds purchased and securities
sold under agreements to repurchase	3,031	687	545
Other borrowings	4,533	2,713	2,522
Total interest expense	28,710	14,643	14,622
Net interest income:
Net interest income	65,583	53,270	50,232
Provision for loan losses	4,907	4,332	2,345
Net interest income after provision for loan losses	60,676	48,938	47,887
Noninterest income:
Service charges on deposit accounts	12,473	11,854	11,537
Other service charges and fees	11,375	9,030	11,378
Gain on sale of assets	7	1,766	-
Total noninterest income	23,855	22,650	22,915
Noninterest expense:
Salaries and employee benefits	34,074	27,762	28,670
Net occupancy expense	3,493	3,309	2,887
Furniture and equipment expense	4,340	4,447	4,397
Realized losses on securities available for sale	202	4	-
Other expense	17,944	15,613	12,761
Total noninterest expense	60,053	51,135	48,715
Earnings:
Income before provision for income taxes	24,478	20,453	22,087
Provision for income taxes	7,823	6,437	7,301
Net income	$16,655	$14,016	$14,786
Earnings per share:
Basic	$2.05	$1.74	$1.83
Diluted	$2.03	$1.72	$1.82

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

						Accumulated
			Stock			Other
	Common Stock		Dividend		Retained	Comprehensive
	Shares	Amount	Distibutable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2002	7,673,339	$19,183	-	$62,423	$20,071	$1,819	$103,496
Comprehensive income:
Net income	-	-	-	-	14,786	-	14,786
Change in net unrealized gain on securities
available for sale, net of tax effects	-	-	-	-	-	(1,204)	(1,204)
Total comprehensive income							13,582
Cash dividends declared at $.66 per share	-	-	-	-	(5,070)	-	(5,070)
Stock options exercised	5,723	14	-	86	-	-	100
Employee stock purchases	11,224	28	-	217	-	-	245
Restricted stock awards	2,000	5	-	44	-	-	49
Common stock repurchased	(2,100)	(5)	-	(48)	-	-	(53)
Balance, December 31, 2003	7,690,186	19,225	-	62,722	29,787	615	112,349
Comprehensive income:
Net income	-	-	-	-	14,016	-	14,016
Change in net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	(480)	(480)
Total comprehensive income							13,536
Cash dividends declared at $.68 per share	-	-	-	-	(5,228)	-	(5,228)
Stock options exercised	71,617	179	-	1,125	-	-	1,304
Employee stock purchases	11,199	28	-	253	-	-	281
Restricted stock awards	5,000	13	-	133	-	-	146
Common stock repurchased	(120,908)	(302)	-	(3,288)	-	-	(3,590)
Common stock dividend of 5%, record date,
December 20, 2004	-	-	955	11,134	(12,089)	-	-
Balance, December 31, 2004	7,657,094	19,143	955	72,079	26,486	135	118,798
Comprehensive income:
Net income	-	-	-	-	16,655	-	16,655
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	(1,439)	(1,439)
Total comprehensive income							15,216
Cash dividends declared at $.68 per share	-	-	-	-	(5,527)	-	(5,527)
Stock options exercised	21,191	53	-	342	-	-	395
Employee stock purchases	12,166	30	-	287	-	-	317
Restricted stock awards	17,067	43	-	516	-	-	559
Common stock repurchased	(8,342)	(21)	-	(231)	-	-	(252)
Common stock issued	564,379	1,411	-	17,486	-	-	18,897
Common stock dividend issued	381,328	953	(955)	2	-	-	-
Balance, December 31, 2005	8,644,883	$21,612	$-	$90,481	$37,614	$(1,304)	$148,403

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$16,655	$14,016	$14,786
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,057	2,698	2,498
Provision for loan losses	4,907	4,332	2,345
Deferred income taxes	(1,591)	(651)	186
Loss on sale of securities available for sale	202	4	-
Gain on sale of assets	(8)	(1,766)	(7)
Net amortization of investment securities	309	526	1,054
Net change in:
Loans held for sale	876	(1,491)	26,795
Accrued interest receivable	(2,316)	(1,120)	362
Prepaid assets	(614)	256	(1)
Miscellaneous other assets	1,620	(2,856)	(4,916)
Accrued interest payable	1,622	429	(739)
Accrued income taxes	517	36	(502)
Miscellaneous other liabilities	445	356	2,115
Net cash provided by operating activities	25,681	14,769	43,976
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	6,998	1,996	-
Proceeds from maturities of investment securities held to maturity	6,367	2,595	3,666
Proceeds from maturities of investment securities available for sale	25,262	56,594	118,467
Proceeds from sales of other investment securities	788	832	-
Purchases of investment securities available for sale	(34,698)	(75,415)	(111,662)
Purchases of other investment securities	(4,991)	(1,341)	(526)
Net increase in customer loans	(229,171)	(225,341)	(77,747)
Recoveries of loans previously charged off	383	446	700
Business combinations, net of cash acquired	(20,650)	-	-
Purchase of limited partnership interest	(840)	-	-
Purchases of premises and equipment	(5,300)	(3,337)	(6,022)
Proceeds from sale of premises and equipment	141	277	23
Proceeds from sale of credit card portfolio	-	9,814	-
Net cash used by investing activities	(255,711)	(232,880)	(73,101)
Cash flows from financing activities:
Net increase in demand deposits	133,975	236,753	48,116
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	60,956	8,240	(7,648)
Proceeds from issuance of debt	103,329	96,000	46,550
Repayment of debt	(17,602)	(96,122)	(44,000)
Payment in connection with sale of branch	-	(12,214)	-
Common stock issuance	876	427	294
Common stock repurchase	(252)	(3,590)	(53)
Dividends paid	(5,527)	(5,228)	(5,070)
Stock options exercised	395	1,304	100
Payments on noncompete agreements	(123)	-	-
Net cash provided by financing activities	276,027	225,570	38,289
Net increase in cash and cash equivalents	45,997	7,459	9,164
Cash and cash equivalents at beginning of year	57,137	49,678	40,514
Cash and cash equivalents at end of year	$103,134	$57,137	$49,678

	Years Ended December 31,
	2005	2004	2003
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$26,351	$14,231	$15,361
Income taxes	$8,887	$7,110	$7,761

Schedule of Noncash Investing Transactions:
Acquisition of SunBank, N.A.:
Fair value of tangible assets acquired	$97,497	$-	$-
Goodwill and other intangibles acquired	17,424	-	-
Liabilities assumed	(88,346)
Common stock issued	(18,897)
Real estate acquired in full or in partial settlement of loans	1,073	1,911	1,465
Total	$8,751	$1,911	$1,465

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
SCBT Financial Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., and Sunbank, N.A. (the “Banks”). The Banks provide general banking services within the State of South Carolina. The Mortgage Banc (“TMB”), a wholly owned subsidiary of South Carolina Bank and Trust, N.A., provides mortgage products and services to other financial institutions and mortgage companies in South Carolina and some out-of-state markets. TMB’s offices and personnel are located in the Company’s headquarters facility in Columbia, South Carolina. The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America.

In April 2005, South Carolina Bank and Trust, N.A. acquired and incorporated New Commerce BanCorp, and its subsidiary bank, New Commerce Bank, into its operations. Under the terms of the acquisition, New Commerce BanCorp shareholders received $18.00 in cash for each share of New Commerce BanCorp common stock that they held.

In April 2005, the Company formed SCBT Capital Trust I and SCBT Capital Trust II for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities. In July 2005, the Company formed SCBT Capital Trust III for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities.

In November 2005, the Company acquired Sun Bancshares, Inc. and its subsidiary bank SunBank, N.A. The Company paid $26,574,000 for the acquisition. The Company has received regulatory approval to merge SunBank, N.A. into its lead subsidiary, South Carolina Bank and Trust, N.A., during the first quarter of 2006.

BASIS OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Assets held by the Company in trust are not assets of the Company and are not included in the accompanying consolidated financial statements.

SEGMENTS:
The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Company’s decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to be more than one reportable operating segment.

USE OF ESTIMATES:
The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, and valuation of deferred tax assets. In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiaries’ allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

CONCENTRATIONS OF CREDIT RISK:
The Company’s subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors’ ability to honor their contracts is dependent upon economic conditions within South Carolina and the surrounding region.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $42,972,000 at December 31, 2005. Based on this criteria, the Company had five such credit concentrations at the end of 2005, including $133,174,000 of loans to borrowers engaged in other activities related to real estate, $120,571,000 of loans to lessors of nonresidential buildings, $60,295,000 of loans to religious organizations, $54,043,000 of loans to lessors of residential buildings, and $48,505,000 of loans to borrowers constructing new single family housing.

CASH AND CASH EQUIVALENTS:
For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, purchases of securities under agreements to resell, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may from time to time have longer terms.
The Company enters into purchases of securities under agreements to resell substantially identical securities. The securities purchased under agreements to resell at December 31, 2005 and 2004 consisted of U.S. Government agency and mortgage-backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered by appropriate entry into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2005, these agreements were considered to be short-term investments with maturities of three months or less.

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

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other investments include stock acquired for regulatory purposes and trust preferred securities. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Trust preferred securities represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, and SCBT Capital Trust III. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

LOANS HELD FOR SALE:
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LOANS:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are placed on nonaccrual status depending upon the type of loan, the past due status, and the collection activities in progress. Well-secured loans, in the process of collection, are allowed to remain on an accrual basis until they become 120 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Closed end consumer loans and open end consumer loans are charged off or written down to the contractual value on or before becoming 120 and 180 days past due, respectively. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. Interest accrued in the current year but unpaid at the date a loan is placed on nonaccrual status is deducted from interest income. Interest accrued from previous years is charged against the allowance for loan losses. Interest income is subsequently recognized only to the extent of interest payments received.

A loan is considered impaired when, in management’s judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage, overdraft protection, home equity line, and consumer installment loans for impairment disclosures.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses is established for estimated loan charge-offs through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

RATE LOCK COMMITMENTS:
The Company enters into rate lock commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding. Rate lock commitments on mortgage loans that are originated for resale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 10 to 60 days. For such rate lock commitments, the Company is protected from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates. Operational processes may create timing differences where the final delivery of a forward contract to purchase a loan may occur in the reporting period immediately following the period when the loan was originally closed. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded.

OTHER REAL ESTATE OWNED (“OREO”):
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

PREMISES AND EQUIPMENT:
Land is carried at cost. Office equipment, furnishings, and buildings are carried at cost less accumulated depreciation computed principally on the declining-balance and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases including lease renewals only when the Company is reasonably assured of the aggregate term of the lease. Additions to premises and equipment and major replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.

INTANGIBLE ASSETS:
Intangible assets consist primarily of goodwill and core deposit premium costs that result from the acquisition of other companies or branches from other banks. Core deposit premium costs represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed. Core deposit premium costs are being amortized over the estimated useful lives of the deposit accounts acquired on a method that reasonably approximates the anticipated benefit stream from the accounts. Goodwill is not amortized, and is reviewed annually for potential impairment. The impairment tests are performed at a reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To the extent that impairment exists, write-downs to realizable value are recorded.

ADVERTISING COSTS:
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a current year.

COMPREHENSIVE INCOME:
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (see NOTE 13).

EMPLOYEE BENEFIT PLANS:
A summary of the Company’s various employee benefit plans follows:

Pension Plan - The Company and its subsidiaries have a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. The Company’s funding policy is based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service’s funding standards.

Profit-Sharing Plan - The Company and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21 and completing one year of eligible service. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. In 2005 and prior years, the Company has matched 50% of these contributions up to a 6% employee contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute an additional 1% to 6% (or higher, in certain cases) of annual base compensation as a before tax contribution with no employer matching contribution. In 2006 the Company will continue its current matching policy for current employees aged 45 and higher with five or more years of service. The Company has changed some of the provisions in its defined benefit plan; and as a result of reduced benefits for certain employees will match 100 percent of contributions up to 6 percent of salary of current employees under forty-five or with less than five years of service. Additionally, any employee hired in 2006 or thereafter will not participate in the defined benefit pension plan, but they will receive the Company’s 100 percent matching of their 401(K) plan contribution, up to 6 percent of salary.

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2005, and the liability for future benefits has been recorded in the consolidated financial statements.

Employee Stock Purchase Plan - The Company has registered 315,000 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven-year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed one year of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 85% of the common stock’s fair value on either the first or last day of the quarter.

INCOME TAXES:
Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return with its subsidiaries.

STOCK COMPENSATION PLANS:
Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, allows all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. Please refer to “RECENT ACCOUNTING PRONOUNCEMENTS” below for more discussion of SFAS 123R.

The Company recognizes compensation cost related to restricted stock awards on a straight-line basis over the vesting period.

EARNINGS PER SHARE:
Basic earnings per share represents income available to shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock.

RECLASSIFICATION:
Certain amounts previously reported have been restated only for the purpose of conforming with the current year’s presentation. Such reclassifications had no effect on net income.

RECENT ACCOUNTING PRONOUNCEMENTS:
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment, which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. In the first quarter of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 107. SAB 107 addresses the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Also, in April 2005, the SEC adopted a new rule that made SFAS 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will be required to adopt SFAS 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. The Company estimates that the impact of the adoption of SFAS 123R on its results of operations for 2006 is approximately $423,000, net of tax effects.

In December 2004, The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of nonmonetary exchanges and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position or results of operations.

In March 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the FASB staff proposed two FASB Staff Positions (“FSP”). The first, proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also were not affected by the two proposed FSPs. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB staff was directed to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. In early November 2005 the FASB staff issued the final FSP (retitled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments). The provisions of FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company does not expect the adoption of FAS 115-1 to have a material effect on its results of operations or financial condition.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46R”). The Interpretation provides guidance with respect to the identification of variable interest entities and when a variable interest entity should be included in a company’s consolidated financial statements. FIN 46R requires consolidation of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated investments in variable interest entities and potential variable interest entities or transactions. Trust preferred securities constitute the Company’s primary FIN 46R exposure. Management has determined that the Company is not the primary beneficiary of the SCBT Capital Trust I, SCBT Capital Trust II, and SCBT Capital Trust III (collectively the “Trusts”) that issued trust preferred securities. Therefore, the Trusts were deconsolidated as of December 31, 2005. As a result of FIN 46R the Federal Reserve Board, on March 1, 2005, announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. During the last five years preceding maturity, the amount included as capital will decline 20% per year.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 had no material impact on the Company’s results of operations or financial condition.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2005 and 2004 was approximately $14,073,000 and $16,544,000 respectively.

At December 31, 2005, the Company and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $4,227,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

NOTE 3 - INVESTMENT SECURITIES

The following is the amortized cost and fair value of investment securities held to maturity at December 31:

(Dollars in thousands)		2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and municipal	$18,194	$264	$(5)	$18,453
Total	$18,194	$264	$(5)	$18,453

		2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and municipal	$24,604	$802	$-	$25,406
Total	$24,604	$802	$-	$25,406

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data, which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of investment securities available for sale at December 31:

(Dollars in thousands)		2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$38,228	$55	$(534)	$37,749
Mortgage-backed	101,754	201	(2,360)	99,595
Corporate bonds	11,309	54	(2)	11,361
Corporate stock	4,522	401	-	4,923
Total	$155,813	$711	$(2,896)	$153,628

(Dollars in thousands)		2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$25,365	$38	$(218)	$25,185
Mortgage-backed	94,664	776	(776)	94,664
Corporate bonds	10,300	-	-	10,300
Corporate stocks	4,513	396	-	4,909
Total	$134,842	$1,210	$(994)	$135,058

The following is the amortized cost and fair value of other investment securities at December 31:

		2005
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Reserve Stock	$1,888	$-	$-	$1,888
Federal Home Loan Bank Stock	7,795	-	-	7,795
Investment in
unconsolidated subsidiaries	1,239	-	-	1,239
Total	$10,922	$-	$-	$10,922

		2004
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Reserve Stock	$1,046	$-	$-	$1,046
Federal Home Loan Bank Stock	4,738	-	-	4,738
Total	$5,784	$-	$-	$5,784

The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$6,430	$6,444	$3,938	$3,900
Due after one year through
five years	9,586	9,707	127,322	124,851
Due after five years through
ten years	2,178	2,302	20,031	19,954
Total	$18,194	$18,453	$151,291	$148,705

There were no sales or transfers of held-to-maturity securities during 2005, 2004 or 2003. The following table summarizes information with respect to sale of available-for-sale securities:

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Sale proceeds	$6,998	$1,996	$-

Gross realized gains	$-	$-	$-
Gross realized losses	(202)	(4)	-
Net realized loss	$(202)	$(4)	$-

The Company had 85 securities with gross unrealized losses at December 31, 2005. Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Held to Maturity
State and municipal	$5	$785	$-	$-
Total Held-to-Maturity	$5	$785	$-	$-

Securities Available for Sale
U.S. Government agencies	$214	$24,185	$320	$11,175
Mortgage-backed	551	40,213	1,809	50,309
Other investments	2	506	-	-
Total Available-for-Sale	$767	$64,904	$2,129	$61,484

At December 31, 2005, debt securities with unrealized losses have depreciated only 2.2% from the Company's amortized cost basis. These unrealized losses relate principally to mortgage-backed securities whose prepayment speeds were higher than anticipated at the time of purchase. Consequently, any premiums paid (above par) have adjusted to revised market expectations. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

At December 31, 2005 and 2004, investment securities with a carrying value of $60,978,000 and $68,453,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2005 and 2004, the carrying amount of the securities pledged to secure repurchase agreements was $96,720,000 and $67,248,000, respectively.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by category at December 31:

(Dollars in thousands)	2005	2004

Commercial, financial and agricultural	$192,090	$161,442
Real estate - contruction	57,999	40,915
Real estate - mortgage	1,157,979	846,694
Consumer	127,850	104,356
Total loans	1,535,918	1,153,407
Less, unearned income	(17)	(177)
Less, allowance for loan losses	(20,025)	(14,470)

Loans, net	$1,515,876	$1,138,760

Changes in the allowance for loan losses for the three years ended December 31, were as follows:
(Dollars in thousands)	2005	2004	2003

Balance at beginning of year	$14,470	$11,700	$11,065
Loans charged-off	(1,850)	(2,008)	(2,410)
Recoveries of loans previously charged-off	383	446	700
Balance before provision for loan losses and acquired allowance	13,003	10,138	9,355
Provision for loan losses	4,907	4,332	2,345
Allowance acquired in business combinations	2,115	-	-

Balance at end of year	$20,025	$14,470	$11,700

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(Dollars in thousands)	2005	2004

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	750	693

Total impaired loans	$750	$693

Valuation allowance related to impaired loans	$230	$323
Average of impaired loans during the year	$1,016	$1,629

Total nonaccrual loans	$2,760	$2,429
Total loans past due ninety days or more and still accruing	$1,512	$840

Interest income which was foregone was an immaterial amount for each of the years in the three-year period ended December 31, 2005. There were no restructured loans at December 31, 2005 and 2004.

Included in the balance sheet under the caption "Other assets" are certain real properties that were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate owned totaled $379,000 and $1,712,000 at December 31, 2005 and 2004, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:
(Dollars in thousands)	Useful Life	2005	2004

Land		$10,216	$6,861
Building and leasehold improvements	15-40 years	35,833	28,890
Equipment and furnishings	5-10 years	18,039	15,535
Total		64,088	51,286
Less, accumulated depreciation		20,424	17,619

Premises and equipment, net		$43,664	$33,667

Depreciation expense charged to operations was $2,473,000, $2,210,000, and $2,012,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Computer software with an original cost of $2,923,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $261,000, $302,000, $285,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill, based on analysis through December 31, 2005. The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

(Dollars in thousands)

Balance, January 1, 2004	$2,363
Denmark branch acquisition	1,354
Balance, December 31, 2004	3,717
Devine Mortgage, New Commerce Bank, and SunBank acquisitions	28,503

Balance, December 31, 2005	$32,220

The Company’s other intangible assets, consisting primarily of core deposit premium costs, are included in “Other assets”. The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31:

(Dollars in thousands)	2005	2004

Gross carrying amount	$7,821	$4,536
Accumulated amortization	(3,973)	(3,668)

	$3,848	$868

Amortization expense totaled $305,000 and $186,000 for the years ended December 31, 2005 and 2004, respectively. Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

(Dollars in thousands)

Years ended December 31,
2006	$481
2007	463
2008	445
2009	427
2010	409

$2,225

NOTE 7 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $268,212,000 and $156,978,000, respectively.

At December 31, 2005, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)

2006	$473,582
2007	115,747
2008	5,637
2009	2,688
2010	486
Thereafter	1,829

$599,969

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis. All securities underlying these agreements include arrangements to resell securities from broker-dealers approved by the Company. Information concerning federal funds purchased and securities sold under agreements to repurchase is included in Table 11 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 9 - OTHER BORROWINGS

The Company’s other borrowings were as follows as of December 31:

(Dollars in thousands)	2005	2004

FHLB advance borrowings with various maturity dates (ranging from one to eighteen years), various contractual terms, and various repayment schedules with fixed rates of interest.	$101,018	$51,928

SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate (4.53% at December 31, 2005) plus a spread adjusted quarterly; guaranteed by the Company on a subordinated basis, matures in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.	12,372	--

SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% for five years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; guaranteed by the Company on a subordinated basis, matures in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.	8,248	--

SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% for ten years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; matures in 30 years, and can be called by the issuer without penalty on or after September 15, 2012.	20,619	--

Other	2,000	--

Total	$144,257	$51,928

FHLB ADVANCE BORROWINGS:

The Company has entered into advance borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

Advances outstanding of $29,500,000 at December 31, 2005 will convert to a floating interest rate indexed to LIBOR when the index equals or exceeds 7.50%. There were no advances at variable rates as of December 31, 2005. Net eligible loans of the Company pledged to the FHLB for advances and letters of credit at December 31, 2005, were approximately $189,328,000. With the haircut reduction, total borrowing capacity at FHLB was $128,673,000. After accounting for outstanding advances totaling $101,017,000 and unused letters of credit totaling $20,000,000, the Company had unused net credit available in the amount of $7,656,000 at December 31, 2005.

The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2005 and 2004 was $101,045,000 and $92,000,000, respectively. The average amount outstanding for the years ended December 31, 2005 and 2004 was $63,327,000 and $58,630,000, respectively. The weighted-average interest rate during the years ended December 31, 2005 and 2004 was 4.90% and 4.63%, respectively. The weighted-average interest rate at December 31, 2005 and 2004 was 4.72% and 5.03%, respectively.

JUNIOR SUBORDINATED DEBT:

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trusts’ obligations with respect to the capital securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

As of December 31, 2005, the sole asset of the Trusts is an aggregate of $41,239,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Principal maturities of other borrowings are summarized below:

(Dollars in thousands)
	FHLB	Junior
	Borrowings	Subordinated Debt	Other
Years Ended December 31,
2006	$53,372	$--	$2,000
2007	126	--	--
2008	3,208	--	--
2009	13,015	--	--
2010	133	--	--
Thereafter	31,164	41,239	--

	$101,018	$41,239	$2,000

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003

Current:
Federal	$8,634	$6,454	$6,506
State	780	634	609
Total current tax expense	9,414	7,088	7,115
Deferred:
Federal	(1,539)	(510)	141
State	(52)	(141)	45
Total deferred tax expense (benefit)	(1,591)	(651)	186

Provision for income taxes	$7,823	$6,437	$7,301

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax expense (benefit) as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003

Provision for loan losses	$(569)	$(1,049)	$(262)
Net operating loss carryforwards	(1,189)	-	-
Pension cost and post-retirement benefits	131	307	(6)
Intangible assets	429	136	103
Depreciation	(143)	221	393
Deferred compensation	(137)	(250)	-
Other	(113)	(16)	(42)

Total	$(1,591)	$(651)	$186

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003

Income taxes at federal statutory rate	$8,567	$7,159	$7,730
Increase (reduction) of taxes resulting from:
State income taxes, net of federal
tax benefit	500	430	415
Tax-exempt interest income	(489)	(558)	(585)
Income tax credits	(354)	(194)	(49)
Utilization of net operating loss carryforwards	(266)	-	-
Dividends received deduction	(116)	(158)	(40)
Other, net	(19)	(242)	(170)

Provision for income taxes	$7,823	$6,437	$7,301

The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2005	2004

Allowance for loan losses	$6,984	$5,278
Net operating loss carryforwards	1,443	145
Unrealized losses on investment securities available for sale	943	-
Post-retirement benefits	107	113
Intangible assets	-	152
Deferred compensation	387	250
Total deferred tax assets	9,864	5,938
Depreciation	1,559	1,703
Intangible assets	279	-
Pension plan	837	711
Unrealized gains on investment securities available for sale	-	83
Other	100	212
Total deferred tax liabilities	2,775	2,709
Net deferred tax asset before valuation allowance	7,089	3,229
Less valuation allowance	(257)	(150)

Net deferred tax asset	$6,832	$3,079

At December 31, 2005, the Company had operating loss carryforwards for federal and state income tax purposes of approximately $3,397,000 and $5,085,000, respectively, available to offset future taxable income. The carryforwards expire in varying amounts through 2020. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

NOTE 11 - OTHER EXPENSE

The following is a summary of the components of other noninterest expense:

(Dollars in thousands)	2005	2004	2003

Advertising	$2,519	$1,881	$1,286
Telephone and postage	1,559	1,462	1,480
Professional fees	1,501	1,987	1,399
Office supplies	1,443	1,077	1,021
Data and computer services	1,384	1,040	852
Property and sales tax	891	889	625
Regulatory fees	884	731	743
Business development and staff related	859	680	625
OREO, repossession, and other loan expenses	725	1,050	573
Amortization	576	488	486
Insurance	277	251	197
Other	5,326	4,077	3,474

Total	$17,944	$15,613	$12,761

NOTE 12 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2005	2004	2003

Numerator:
Net income - numerator for basic
and diluted earnings per share	$16,655	$14,016	$14,786
Denominator:
Denominator for basic earnings per share -
weighted-average shares outstanding	8,132	8,063	8,065
Effect of dilutive securities:
Employee stock options	79	80	81

Dilutive potential shares:
Denominator for diluted earnings per
share - adjusted weighted-average
shares and assumed conversions	8,211	8,143	8,146
Basic earnings per share	$2.05	$1.74	$1.83
Diluted earnings per share	$2.03	$1.72	$1.82

The earnings per share data above for 2004 and 2003 has been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of December 20, 2004.

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:
	2005	2004	2003

Number of shares	35,093	-	16,600
Range of exercise prices	$31.91 to $33.57	-	$28.15 to $30.96

NOTE 13 - OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and related tax effects are as follows:

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Unrealized holding losses on securities available for sale
arising during the year	$(2,603)	$(779)	$(1,942)
Less, reclassification adjustment for losses realized in net income	(202)	(4)	-
Net change in unrealized holding losses	(2,401)	(775)	(1,942)
Tax effect	962	295	738

Net-of-tax amount	$(1,439)	$(480)	$(1,204)

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The Company pays cash dividends to shareholders from its assets which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (“OCC”) is required to pay dividends in excess of the subsidiaries’ net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2005, approximately $31,577,000 of the Banks’ retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may lend to the Company. The maximum amount available for transfer from the Banks to the Company in the form of loans or advances was approximately $37,030,000 at December 31, 2005.

NOTE 15 - BUSINESS COMBINATIONS

On April 8, 2005, the Company and its lead banking subsidiary, South Carolina Bank and Trust, N.A., acquired in a merger 100% of the outstanding stock of New Commerce Bancorp, including its banking subsidiary, New Commerce Bank. The acquisition allows the Company to expand its presence in the Upstate region of South Carolina. New Commerce Bank had two branch offices in the Mauldin and Simpsonville communities of Greenville County and total assets of approximately $94,000,000 at the merger date, the close of business on April 8, 2005. New Commerce Bancorp was merged into South Carolina Bank and Trust, N.A. Pursuant to the agreement, South Carolina Bank and Trust, N.A. paid $18.00 in cash for each share of New Commerce Bancorp common stock for an aggregate purchase price of $20,411,000. The transaction resulted in goodwill of $12,671,000 and core deposit intangible of $1,613,000. None of the goodwill is deductible for tax purposes and will be subject to impairment testing at least annually. The core deposit intangible is being amortized over a period of ten years.

On November 18, 2005, the Company completed the acquisition of Sun Bancshares, Inc., the holding company for SunBank, N.A.  The acquisition allows the Company to expand its presence in the Coastal region of South Carolina. Sun Bancshares, Inc. was merged into SCBT Financial Corporation. Under terms of the agreement, the Company paid consideration of $26,574,000. The Company paid $4,374,000 in cash and issued 564,387 shares of SCBT common stock for 100% of Sun Bancshares, Inc.’s common stock issued and outstanding. Each share of Sun Bancshares, Inc.’s stock was exchanged for .464516 shares of the Company’s common stock. The common stock issued to effect the transaction was valued at $33.49 per share, which was the average closing price of the Company's stock for the five days before and after the date of the definitive agreement. In addition, the Company paid an aggregate of $2,873,000 to the holders of outstanding options and warrants for Sun Bancshares, Inc.’s stock. The transaction resulted in goodwill of $15,753,000 and core deposit intangible of $1,671,000. None of the goodwill will be deductible for tax purposes and will be subject to impairment at least annually. The core deposit intangible is being amortized over a period of ten years. SunBank, N.A., which operates two full service offices in Murrells Inlet and Georgetown and a loan production office in Myrtle Beach, operates as the Company’s third subsidiary bank. On March 7, 2006, the Company received regulatory approval to merge SunBank, N.A. into South Carolina Bank and Trust, N.A. The company anticipates this merger to occur before March 31, 2006.

The following table summarizes the estimated fair value of assets and liabilities assumed from the acquisitions of New Commerce Bancorp and Sun Bancshares Inc., respectively.

	New Commerce	Sun
	Bancorp	Bancshares, Inc.	Total
(Dollars in thousands)

ASSETS:
Cash and cash equivalents	$4,242	$3,250	$7,492
Investment securities	15,364	4,519	19,883
Loans, net	68,955	85,353	154,308
Premises and equipment, net	4,103	3,332	7,435
Goodwill	12,671	15,753	28,424
Other intangible assets	1,613	1,671	3,284
Other assets	1,149	1,043	2,192
Total assets acquired	108,097	114,921	223,018

LIABILITIES:
Deposits	80,382	87,619	168,001
Other borrowings	6,601	-	6,601
Other liabilities	703	728	1,431
Total liabilities assumed	87,686	88,347	176,033

Net assets acquired	$20,411	$26,574	$46,985

The results of operations of New Commerce Bank, which became part of South Carolina Bank and Trust, N.A., and SunBank, N.A., were included in the Company's Consolidated Statements of Income from the respective dates of acquisition.

The following table presents selected pro forma information of the Company as if the New Commerce Bancorp and Sun Bancshares Inc. acquisitions had occurred on January 1, 2003, 2004 and 2005.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003

Net interest income	$69,389	$59,057	$54,213
Net income	15,305	13,721	14,619

Basic earnings per share	1.77	1.59	1.69

Diluted earnings per share	1.75	1.57	1.67

NOTE 16 - RETIREMENT PLANS

The following sets forth the pension plan's funded status and amounts recognized in the Company’s accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$14,059	$11,511
Service cost	948	665
Interest cost	834	716
Plan amendment	-	(338)
Actuarial loss	153	1,785
Benefits paid	(336)	(280)
Benefit obligation at end of year	15,658	14,059

Change in plan assets:
Fair value of plan assets at beginning of year	11,279	9,253
Actual return on plan assets	530	548
Employer contribution	1,589	1,758
Benefits paid	(336)	(280)
Fair value of plan assets at end of year	13,062	11,279

Funded status	(2,596)	(2,780)
Unrecognized net actuarial loss	5,242	5,021
Unrecognized prior service benefit	(261)	(300)

Prepaid benefit cost	$2,385	$1,941

The components of net periodic pension cost are as follows:

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Service cost	$948	$665	$653
Interest cost	834	716	677
Expected return on plan assets	(957)	(792)	(714)
Amortization of prior service cost	(38)	(38)	1
Recognized net actuarial loss	359	186	176

Net periodic benefit cost	$1,146	$737	$793

	2005	2004
Information as of the measurement date:
Projected benefit obligation	$15,658	$14,059
Accumulated benefit obligation	12,953	11,176
Fair value of plan assets	13,062	11,279

Measurement date	October 31	October 31

Weighted-average assumptions used to determine benefit obligation at measurement date:
Discount rate	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%

For the years ended December 31, 2005, 2004, and 2003 the assumptions used to determine net periodic pension cost are as follows:

	2005	2004	2003

Discount rate	6.00%	6.50%	6.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company’s plan assets. Using this reference information, the Company developed forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The asset allocation of the Company’s pension plan is targeted at 45% in U.S. equities, 5% in international equities, and 50% in fixed income. In June 2004, the Pension Committee moved a portion of the Plan’s fixed income assets to two shorter-term investment vehicles in anticipation of a rising interest rate environment. This allocation to shorter-term securities is expected to be a short-term deviation from long-term policy asset allocation.

In developing the 8% long-term rate of return assumption for the pension plan, the Company utilized the following long-term rate of return and standard deviation assumptions:

Asset Class	Rate of Return Assumption	Standard Deviation Assumption
Fixed income	6.00%	6.50%
Domestic equity	10.00%	16.00%
Foreign equity	10.05%	20.00%
Inflation	3.00%	0.00%

The portfolio’s equity weighting is consistent with the long-term nature of the Plan’s benefit obligation, and the expected annual return on the portfolio of 8%.

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

Below is a summary of the Plan’s year-end asset allocation:

(Dollars in thousands)	2005		2004
Asset Class	Fair Value	Percentage	Fair Value	Percentage

Cash or cash equivalents	$529	4.00%	$282	2.50%
Guaranteed investment account	1,914	14.70%	1,868	16.60%
Short-term fixed income	2,049	15.70%	1,735	15.40%
Broad market fixed income	2,050	15.70%	1,737	15.40%
Domestic equity	5,840	44.70%	5,095	45.10%
Foreign equity	680	5.20%	562	5.00%

Totals	$13,062	100.00%	$11,279	100.00%

Domestic equity securities include the Company’s common stock in the amounts of $648,000 (19,382 shares representing 4.96% of plan assets) and $575,000 (17,469 shares representing 5.3% of plan assets) at year-end 2005 and 2004, respectively. During 2005, the plan made purchases totaling $32,000 or 1,040 shares of the Company’s common stock. Dividends on the Company’s common stock received by the plan totaled $13,000 for 2005.
Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)

2006	$361
2007	406
2008	480
2009	590
2010	624
2011-2015	4,266

$6,727

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Pension	$1,145	$737	$793
Profit-sharing	479	460	352

Total	$1,624	$1,197	$1,145

The Company expects to contribute approximately $650,000 to the pension plan in 2006, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Effective January 1, 2006, amendments were made to our pension plan and savings (401(K)) plan. On this date a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service. Concurrently, changes in our (401(K)) plan will be effective for new employees hired on or after this date or for employees under the age of 45 or who have attained at least five years of service.

NOTE 17 - POST-RETIREMENT BENEFITS

The following sets forth the plans funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2005	2004

Change in Benefit obligation:
Benefit obligation at beginning of year	$547	$582
Interest cost	31	36
Actuarial (gain) loss	23	(19)
Benefits paid	(53)	(52)
Benefit obligation at end of year	548	547

Change in plan assets:
Fair value of plan assets at beginning of year	--	--
Employer Contribution	53	52
Benefits paid	(53)	(52)
Fair value of plan assets at end of year	--	--

Funded status at end of year	(548)	(547)
Unrecognized net actuarial (gain) loss	12	(1)
Unrecognized transition obligation	221	252

Accrued benefit cost	$(315)	$(296)

	2005	2004

Measurement Date	October 31	October 31

Weighted-average assumption used to determine benefit
obligation as of measurement date:
Discount rate	5.75%	6.00%

Weighted-average assumptions used to determine net
periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.50%
Expected long-term return on plan assets	N/A	N/A

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A
Year that the rate reaches the ultimate trend rate	2005	2004

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003
Components of net periodic benefit cost:
Interest cost	$31	$36	$38
Amortization of transition obligation	31	31	31
Net periodic benefit cost	$62	$67	$69

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2005:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$2,850	$(2,524)
Effect on post-retirement benefit obligation	47,392	(42,072)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2006	$50
2007	50
2008	50
2009	49
2010	48
2011-2015	227

$474

The Company expects to contribute approximately $50,000 to the post-retirement medical plan in 2006.

NOTE 18 - STOCK-BASED COMPENSATION PLANS

During 1996, 1999, and 2004, the Company adopted stock option plans under which incentive and nonqualified stock options may be granted periodically to key employees and non-employee directors. Options granted to key employees under the current plan may not be exercised in whole or in part within one year following the date of the grant, and thereafter become exercisable in 25% increments, per year, over the next four years. Options granted to non-employee directors become exercisable in 25% increments, per quarter, over the next four quarters. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1996 plan after December 18, 2000. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	298,748	$ 21.66	316,247	$ 19.12	236,526	$ 16.91
Granted	45,568	32.47	73,080	28.57	101,063	24.08
Exercised	(21,191)	18.66	(75,030)	17.36	(6,009)	16.74
Expired/Forfeited	(19,107)	24.37	(15,549)	23.16	(15,333)	18.72

Outstanding at December 31	304,018	23.32	298,748	21.66	316,247	19.12

Exercisable at December 31	171,809	20.14	117,457	18.97	138,296	18.63

Weighted-average fair value of options
granted during the year	$9.53		$8.76		$8.01

Information pertaining to options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$11.96 - $16.71	84,583	5.7 years	$15.36	73,618	$15.16
$18.97 - $23.24	92,999	6.1 years	$21.66	61,750	$21.10
$24.68 - $29.50	91,343	8.1 years	$28.48	36,441	$28.57
$31.91 - $33.57	35,093	9.1 years	$33.45	-	N/A

	304,018	6.9 years		171,809

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	2.19%	2.47%	2.49%
Expected life	10 years	10 years	10 years
Expected volatility	24.00%	25.00%	29.00%
Risk-free interest rate	4.24%	4.37%	3.99%

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)	Years Ended December 31,
	2005	2004	2003

Net income, as reported	$16,655	$14,016	$14,786
Less, total stock-based employee compensation expense determined
under the fair value based method, net of related tax effects	280	237	280

Pro forma net income	$16,375	$13,779	$14,506

Earnings per share:
Basic - as reported	$2.05	$1.74	$1.83
Basic - pro forma	2.01	1.71	1.80
Diluted - as reported	2.03	1.72	1.82
Diluted - pro forma	1.99	1.69	1.78

The Company has entered into Restricted Stock Agreements with several of its senior officers and Directors. All agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the officers will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the officer. The Company granted 17,592, 5,000, and 2,000 shares in 2005, 2004, and 2003, respectively. The weighted-average-grant-date fair value of restricted shares granted in 2005, 2004, and 2003 was $32.70, $29.00, and $24.40, respectively. Compensation expense of $275,000, $81,000, and $72,000 was recorded in 2005, 2004, and 2003, respectively.

As of December 31, 2005, non-vested shares associated with restricted stock agreements totaled 35,217. The vesting schedule of these shares is as follows:

Year	Shares
2006	6,067
2007	8,967
2008	4,467
2009	13,216
2010	1,000
2011	1,500

35,217

NOTE 19 - STOCK REPURCHASE PROGRAM

In February 2004, the Company’s Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. No shares were repurchased under this program in 2005. During the years ended December 31, 2004 and 2003, the Company repurchased 102,128 and 2,100 shares at a cost of $2,977,000 and $53,000, respectively. Under other arrangements where directors or officers sold or surrendered currently owned shares to the Company to acquire proceeds for exercising stock options, the Company repurchased 8,467 shares at a cost of $256,000 in 2005.

NOTE 20 - LEASE COMMITMENTS

The Company’s subsidiaries were obligated at December 31, 2005, under certain noncancelable operating leases extending to the year 2030 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)

Years Ended December 31,
2006	$2,869
2007	2,614
2008	2,523
2009	2,392
2010	827
Thereafter	6,961

$18,186

Total lease expense for the years ended December 31, 2005, 2004, and 2003 was $2,695,000, $3,003,000, and $3,002,000, respectively.

NOTE 21 - CONTINGENT LIABILITIES

The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 22 - RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company’s banking subsidiaries had loan and deposit relationships with certain related parties principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $34,701,000 and $28,153,000 at December 31, 2005 and 2004 respectively. During 2005, $17,438,000 of new loans were made to this group while repayments of $11,686,000 were received during the year. Other changes resulted in an increase of $796,000. Related party deposits totaled approximately $31,571,000 and $15,285,000 at December 31, 2005 and 2004, respectively.

NOTE 23 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company’s subsidiaries are parties to credit related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the subsidiaries have in particular classes of financial instruments.

The subsidiaries’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	2005	2004

Commitments to extend credit	$389,114	$277,996

Standby letters of credit and financial guarantees	7,499	2,668

	$396,613	$280,664

COMMITMENTS TO EXTEND CREDIT:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Banks evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiaries are committed.

STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES:

Standby letters of credit and financial guarantees are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those letters of credit and guarantees are primarily issued to support public and private borrowing arrangements. Essentially, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEPOSIT LIABILITIES:

The fair values disclosed for demand deposits (e.g., interest and non-interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The fair value of federal funds purchased and securities sold under agreements to repurchase is estimated based on the current rates offered for borrowings of the same remaining maturities.

NOTES PAYABLE:

The carrying amount of short-term borrowings is a reasonable estimate of fair value. The fair value of long-term borrowings is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

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

		2005			2004
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$103,134		$103,134	$57,137		$57,137
Investment securities	182,744		183,003	165,446		166,248
Loans:
Loans and loans held for sale	1,548,862		1,537,221	1,167,017		1,159,145
Less, allowance for loan losses	(20,025)		(20,025)	(14,470)		(14,470)
Net loans	1,528,837		1,517,196	1,152,547		1,144,675
Financial liabilities:
Deposits	1,473,289		1,403,000	1,171,313		1,135,801
Federal funds purchased
and securities sold under
agreements to repurchase	150,163		150,163	89,208		89,208
Notes payable	144,257		144,933	51,928		55,952
Unrecognized financial instruments:
Commitments to extend credit	389,114		386,189	277,996		276,101
Standby letters of credit	7,499		7,499	2,668		2,668

NOTE 25 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2005 and 2004, that the Company and its subsidiaries met all capital adequacy requirements  which they are subject to.

As of their most recent regulatory examinations, the Company and its subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the institutions’ category.

Actual capital amounts and ratios are also presented in the table.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
(Dollars in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005:
Total risk-based capital (to risk-weighted assets):
Consolidated	$171,888	11.45%	$120,120	8.00%	$150,150	10.00%
South Carolina Bank and Trust, N.A.	137,304	10.90%	100,806	8.00%	126,008	10.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	19,189	11.86%	12,938	8.00%	16,173	10.00%
SunBank, NA	12,764	15.96%	6,399	8.00%	7,999	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	153,874	10.25%	60,060	4.00%	90,090	6.00%
South Carolina Bank and Trust, N.A.	121,696	9.66%	50,403	4.00%	75,605	6.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	17,165	10.61%	6,469	4.00%	9,704	6.00%
SunBank, NA	11,762	14.70%	3,199	4.00%	4,799	6.00%
Tier 1 capital (to average assets):
Consolidated	153,874	8.58%	71,745	4.00%	89,681	5.00%
South Carolina Bank and Trust, N.A.	121,696	7.88%	61,779	4.00%	77,224	5.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	17,165	8.16%	8,412	4.00%	10,515	5.00%
SunBank, NA	11,762	12.96%	3,629	4.00%	4,536	5.00%

At December 31, 2004:
Total risk-based capital (to risk-weighted assets):
Consolidated	$128,547	11.10%	$92,613	8.00%	$115,767	10.00%
South Carolina Bank and Trust, N.A.	111,608	10.95%	81,551	8.00%	101,938	10.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	13,913	10.12%	10,995	8.00%	13,744	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	114,077	9.85%	46,307	4.00%	69,460	6.00%
South Carolina Bank and Trust, N.A.	98,966	9.71%	40,775	4.00%	61,163	6.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	12,194	8.87%	5,497	4.00%	8,246	6.00%
Tier 1 capital (to average assets):
Consolidated	114,077	8.05%	56,664	4.00%	70,830	5.00%
South Carolina Bank and Trust, N.A.	98,966	7.96%	49,740	4.00%	62,175	5.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	12,194	7.87%	6,198	4.00%	7,747	5.00%

NOTE 26 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to SCBT Financial Corporation is as follows:

(Dollars in thousands)
	Years Ended December 31,
	2005	2004

Assets:
Cash	$971	$603
Investment securities available for sale	888	773
Investment in subsidiaries	186,391	115,746
Less allowance for loan losses	(29)	(30)
Premises and equipment	5	701
Other assets	1,626	1,137

Total assets	$189,852	$118,930

Liabilities	$41,449	$132
Shareholders' equity	148,403	118,798

Total liabilities and shareholders' equity	$189,852	$118,930

Statements of Income
(Dollars in thousands)
	Years Ended December 31,
	2005	2004	2003

Income:
Dividends from subsidiaries	$5,531	$5,728	$5,069
Operating income	18	14	7
Total income	5,549	5,742	5,076
Operating expenses	1,908	572	310
Income before income tax benefit and equity
in undistributed earnings of subsidiaries	3,641	5,170	4,766
Applicable income tax benefit	629	191	103
Equity in undistributed earnings of subsidiaries	12,385	8,655	9,917

Net income	$16,655	$14,016	$14,786

Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$16,655	$14,016	$14,786
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10	11	12
Gain on sale of premises and equipment	-	-	(2)
Decrease (increase) in other assets	(136)	110	17
Decrease in other liabilities	(277)	(7)	(161)
Undistributed earnings of subsidiaries	(12,385)	(8,655)	(9,917)
Net cash provided by operating activities	3,867	5,475	4,735

Cash flows from investing activities:
Purchases of investment securities available for sale	-	(110)	-
Payments for investments in subsidiaries	(40,916)	-	-
Repayment of loan to subsidiary	-	-	299
Recoveries on loans previously charged off	-	16	-
Purchases of premises and equipment	-	(685)	(15)
Proceeds from sale of premises and equipment	-	-	18
Other, net	685	-	-
Net cash provided by (used in) investing activities	(40,231)	(779)	302

Cash flows from financing activities:
Proceeds from issuance of long-term debt	41,239	-	-
Cash dividends paid	(5,527)	(5,228)	(5,070)
Common stock issuance	877	427	294
Common stock redeemed	(252)	(3,590)	(53)
Stock options exercised	395	1,304	100
Net cash provided by (used in) financing activities	36,732	(7,087)	(4,729)
Net increase (decrease) in cash and cash equivalents	368	(2,391)	308
Cash and cash equivalents, beginning of year	603	2,994	2,686

Cash and cash equivalents, end of year	$971	$603	$2,994