Form 10-Q
period 2006-03-31
SCBT FINANCIAL CORP
filed 2006-05-10
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20529

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12669

SCBT FINANCIAL CORPORATION
(exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0799315 (IRS Employer Identification No.)

520 GERVAIS STREET COLUMBIA, SOUTH CAROLINA (Address of principal executive offices)	29201 (Zip Code)

(800) 277-2175
(Registrant’s telephone number, including area code)

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
(See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.)
Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $2.50 par value	Outstanding as of April 30, 2006 8,677,359

SCBT Financial Corporation and Subsidiaries
March 31, 2006 Form 10-Q

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2006 and 2005	2

	Condensed Consolidated Statements of Changes
	in Shareholders’ Equity -
	Three Months Ended March 31, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements	5-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of dollars, except par value)
	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$78,139	$58,554
Interest-bearing deposits with banks	3,187	3,140
Federal funds sold and securities
purchased under agreements to resell	35,060	41,440
Total cash and cash equivalents	116,386	103,134
Investment securities:
Securities held to maturity (fair value of $14,046 in 2006 and $18,453 in 2005)	13,879	18,194
Securities available for sale, at fair value	175,622	153,628
Other investments	10,959	10,922
Total investment securities	200,460	182,744
Loans held for sale	24,193	12,961
Loans	1,601,727	1,535,918
Less unearned income	(9)	(17)
Less allowance for loan losses	(20,797)	(20,025)
Loans, net	1,580,921	1,515,876
Premises and equipment, net	44,518	43,664
Goodwill	32,220	32,220
Other assets	35,495	35,257
Total assets	$2,034,193	$1,925,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$267,834	$254,099
Interest-bearing	1,327,606	1,219,190
Total deposits	1,595,440	1,473,289
Federal funds purchased and securities
sold under agreements to repurchase	139,347	150,163
Other borrowings	135,240	144,257
Other liabilities	12,401	9,744
Total liabilities	1,882,428	1,777,453

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares
8,672,570 and 8,644,883 shares issued and outstanding	21,681	21,612
Surplus	90,851	90,481
Retained earnings	40,927	37,614
Accumulated other comprehensive loss	(1,694)	(1,304)
Total shareholders' equity	151,765	148,403
Total liabilities and shareholders' equity	$2,034,193	$1,925,856

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands of dollars, except per share data-unaudited)
	Three Months Ended
	March 31,
	2006	2005
Interest income:
Loans, including fees	$27,174	$17,814
Investment securities:
Taxable	1,848	1,363
Tax-exempt	294	330
Federal funds sold and securities
purchased under agreements to resell	496	120
Money market funds	--	1
Deposits with banks	38	139
Total interest income	29,850	19,767
Interest expense:
Deposits	8,165	4,090
Federal funds purchased and securities
sold under agreements to repurchase	1,483	375
Other borrowings	1,819	644
Total interest expense	11,467	5,109
Net interest income:
Net interest income	18,383	14,658
Provision for loan losses	1,146	723
Net interest income after provision for loan losses	17,237	13,935
Noninterest income:
Service charges on deposit accounts	3,137	2,870
Other service charges and fees	2,889	2,407
Gain on sale of assets	9	3
Total noninterest income	6,035	5,280
Noninterest expense:
Salaries and employee benefits	9,816	7,732
Net occupancy expense	1,016	797
Furniture and equipment expense	1,154	948
Other expense	4,383	3,666
Total noninterest expense	16,369	13,143
Earnings:
Income before provision for income taxes	6,903	6,072
Provision for income taxes	2,117	2,002
Net income	$4,786	$4,070
Earnings per share:
Basic	$0.55	$0.51
Diluted	$0.55	$0.50

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2006 and 2005
(In thousands of dollars, except per share data-unaudited)
						Accumulated
						Other
	Common Stock		Stock Dividend		Retained	Comprehensive
	Shares	Amount	Distributable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2004	7,657,094	$19,143	$955	$72,079	$26,486	$135	$118,798
Comprehensive income:
Net income	--	--	--	--	4,070	--	4,070
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	--	(1,158)	(1,158)
Total comprehensive income							2,912
Cash dividends declared at $.17 per share	--	--	--	--	(1,369)	--	(1,369)
Stock options exercised	12,702	31	--	213	--	--	244
Employee stock purchases	3,173	8	--	73	--	--	81
Restricted stock awards	11,592	29	--	360	--	--	389
Common stock repurchased	(7,695)	(19)	--	(211)	--	--	(230)
Common stock dividend of 5%, record date, December 20, 2004	381,328	953	(955)	2	--	--	--
Balance, March 31, 2005	8,058,194	$20,145	$--	$72,516	$29,187	$(1,023)	$120,825

Balance, December 31, 2005	8,644,883	$21,612	$--	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	--	4,786	--	4,786
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	--	(390)	(390)
Total comprehensive income							4,396
Cash dividends declared at $.17 per share	--	--	--	--	(1,473)	--	(1,473)
Stock options exercised	5,868	15	--	88	--	--	103
Restricted stock awards	24,173	60	--	190	--	--	250
Common stock repurchased	(2,354)	(6)	--	(75)	--	--	(81)
Share based compensation expense	--	--	--	167	--	--	167
Balance, March 31, 2006	8,672,570	$21,681	$--	$90,851	$40,927	$(1,694)	$151,765

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars-unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$4,786	$4,070
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	750	633
Provision for loan losses	1,146	723
Share based compensation expense	167	--
Gain on sale of premises and equipment	(9)	(3)
Net amortization of investment securities	8	71
Net loans held for sale	(11,232)	(3,867)
Net change in miscellaneous assets and liabilities	2,858	831
Net cash provided (used) by operating activities	(1,526)	2,458
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	4,307	3,244
Proceeds from maturities of investment securities available for sale	6,208	4,683
Proceeds from sales of other investment securities	269	--
Purchases of investment securities available for sale	(28,831)	(5,852)
Purchases of other investment securities	(306)	(481)
Net increase in customer loans	(66,313)	(42,174)
Recoveries of loans previously charged off	123	77
Purchases of premises and equipment	(1,808)	(771)
Proceeds from sale of premises and equipment	270	133
Net cash used by investing activities	(86,081)	(41,141)
Cash flows from financing activities:
Net increase in deposits	122,151	74,607
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	(10,816)	7,014
Repayment of other borrowings	(9,025)	(25)
Common stock repurchase	(81)	(230)
Dividends paid	(1,473)	(1,369)
Stock options exercised	103	244
Net cash provided by financing activities	100,859	80,241
Net increase in cash and cash equivalents	13,252	41,558
Cash and cash equivalents at beginning of period	103,134	57,137
Cash and cash equivalents at end of period	$116,386	$98,695

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets. Statement No. 156, which is an amendment to Statement No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date Statement No. 154 was issued. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of Statement No. 154. The Company does not anticipate this revision will have a material effect on its financial statements.

Note 3 - Retirement Plan

Effective January 1, 2006, amendments were made to our pension plan and 401(k) savings plan. On this date a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service. Concurrently, changes in our  401(k) plan will be effective for new employees hired on or after this date or for employees under the age of 45 or who have attained at least five years of service.

The components of net periodic pension expense recognized during the three months ended March 31 are as follows (in thousands):

	2006	2005

Service cost	$155	$237
Interest cost	206	208
Expected return on assets	(276)	(239)
Amortization of prior service cost	(43)	(10)
Recognized net actuarial cost	93	90

Net periodic pension expense	$135	$286

The Company contributed $195,000 to the pension plan during the first quarter of 2006 and anticipates making similar additional contributions during the year.

On March 31, 2006, the FASB issued an exposure draft entitled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R, which will revise the reporting of assets and liabilities for pensions and other post-retirement benefits. The current standards require recognizing the accumulated excess or shortfall of contributions over expense as a prepaid asset or an accrued liability, respectively. For pensions, the balance sheet may be further adjusted if the accumulated benefit obligation (which is based only on current pay) is greater than plan assets. The exposure draft proposes that the balance sheet entry will be directly equal to the excess or shortfall of a plan’s assets over the plan’s benefit liability. The measure of benefit liability under the proposed rules would be the projected benefit obligation (which reflects anticipated future pay growth) in pension programs or the accumulated post-retirement benefit obligation in retiree welfare programs.

The changes would apply for fiscal years ending after December 15, 2006 and could affect the Company’s pension and postretirement plan as early as December 31, 2006. The current proposal should not have an effect on the income statement but could have an effect on the balance sheet and adjustments to accumulated other comprehensive income. The Company is in the process of determining the effect of this exposure draft.

Note 4 - Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three months ended March 31 are as follows:

	2006	2005

Basic	8,669,974	8,053,089

Diluted	8,765,764	8,127,230

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares. The number of shares in this category was 32,968 with an exercise price of $33.57 at March 31, 2005. There were no options in this category at March 31, 2006.

Dividends per share are calculated using the current number of common shares issued and outstanding at the record date for any dividends paid during the reported periods.

Note 5 - Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant as these incentive stock options become exercisable in 25% increments ratably over the four year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively “SFAS 123”). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As of December 31, 2005, 304,018 stock options were not fully vested.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	2.17%	2.19%
Expected life	10 years	10 years
Expected volatility	19.00%	24.00%
Risk-free interest rate	4.55%	4.22%

The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005:
(in thousands of dollars, except per share data)

Net income, as reported	$4,070
Less, total stock-based employee
compensation expense determined under fair
value based method, net of related tax effects	66

Pro forma net income	$4,004

Earnings per share:
Basic - as reported	$0.51
Basic - pro forma	0.50
Diluted - as reported	$0.50
Diluted - pro forma	0.49

As a result of adopting SFAS 123R on January 1, 2006, the Company’s earnings before income taxes for the three months ended March 31, 2006, were approximately $167,000 lower than if share-based compensation had continued to be accounted for under Opinion 25.

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically vest over a 48-month period, while grants to non-employee directors typically vest within a 12-month period.

Note 6 - Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2006, commitments to extend credit and standby letters of credit totaled $394,005,000. The Company does not anticipate any material losses as a result of these transactions.

Note 7 - Subsequent Events

On March 1, 2006, the Company’s stock transfer agent, SunTrust Banks, Inc. (“SunTrust”) sold its stock transfer business to Computershare Limited (“Computershare”), a financial services and technology provider for the global securities industry, providing services and solutions to listed companies, investors, employees, exchanges and other financial institutions. The Company anticipates that its contractual agreement with SunTrust will continue with Computershare.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this quarterly report beginning on page 1. For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

SCBT Financial Corporation (“we, us, or our”), headquartered in Columbia, South Carolina, is a bank holding company incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiaries: South Carolina Bank and Trust, N.A. (“SCBT”) and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1932 and 1996, respectively. We engage in no significant operations other than the ownership of these banking subsidiaries.

At March 31, 2006, we had $2 billion in assets and approximately 604 full-time equivalent employees. Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Recent Events

In the fourth quarter of 2005, we acquired Sun Bancshares, Inc. and its wholly-owned subsidiary, SunBank, N.A. Pursuant to the agreement, the Sun Bancshares legal entity was dissolved at the time of the purchase and SunBank remained in existence to operate as a third subsidiary of the holding company until nearly the end of the first quarter 2006. On March 24, 2006, the SunBank legal entity was merged into SCBT providing our lead bank subsidiary with a loan production office in Myrtle Beach, South Carolina, a full-service bank branch in Murrells Inlet, South Carolina, and a full-service bank branch in Georgetown, South Carolina.

On March 9, 2006, we announced the promotion and appointment of John F. Windley to President of SCBT. As President, Windley's primary responsibility will be to manage the continued growth and success of our lead bank subsidiary.

Results of Operations

For the first quarter of 2006, we had consolidated net income of $4,786,000, an increase of 18 percent from $4,070,000 earned in the first quarter of 2005. Diluted earnings per share were $0.55 for the first quarter of 2006, compared with $0.50 for the same period in 2005. Annualized returns on average assets and average shareholders’ equity for the three months ended March 31, 2006 were 0.99 percent and 13.0 percent, respectively, compared to 1.10 percent and 13.8 percent, respectively, for the first quarter of 2005. Annualized return on average tangible equity for the first quarter was 17.06 percent, as compared to 14.31 percent for the comparable period in the prior year. Our cash earnings per share, which omits the effect of amortization expense related to intangibles that are deducted from regulatory capital, was $0.56 and $0.51 for the first quarters of 2006 and 2005, respectively.

Net Interest Income

For the first quarter of 2006, net interest income was $18,383,000, an increase of $3,725,000, or 25 percent, over $14,658,000 for the same period in 2005. This increase was largely the result of growth in earning assets. We continue to actively gather deposits and borrow as needed to support this growth.

The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates. Comparing the first three months of 2006 and 2005, yields on earning assets had increased less than interest rates paid on interest-bearing liabilities. Competition for deposits and other factors have caused rates on interest-bearing liabilities to increase generally more than asset yields. For the three months ended March 31, 2006, the non-tax equivalent yield on earning assets was 6.67 percent, compared with 5.73 percent during the same period in 2005, an increase of 94 basis points. For the same comparative periods, the cost of interest-bearing liabilities used to support these assets increased 117 basis points from 1.82 percent in 2005 to 2.99 percent in 2006. Increases in rates paid on certificates of deposit, money market deposits, and federal funds purchased primarily drove the increase in the cost of interest bearing liabilities. Consequently, the taxable equivalent net interest margin decreased 16 basis points from 4.31 percent in the first quarter of 2005 to 4.15 percent for the first quarter of 2006. The tax equivalent net interest margin at December 31, 2005 was 4.23 percent.

Loans are our largest category of earning assets. As of March 31, 2006, loans outstanding, net of unearned income, excluding loans held for sale, were $1,601,718,000, compared with $1,535,901,000 at December 31, 2005. This represents an increase of $65,817,000, or 4 percent, with significant growth in commercial real estate and consumer real estate loan categories. For the three months ended March 31, 2006, loans net of unearned income, excluding mortgage loans held for sale, averaged $1,569,016,000 and increased in yield by 91 basis points to 6.98 percent on a non-tax equivalent basis, compared to $1,177,059,000 with a non-tax equivalent yield of 6.07 percent for the same period in 2005.

Investment securities, the second largest category of earning assets, are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. At March 31, 2006, investment securities were $200,460,000, compared to $182,744,000 at December 31, 2005 and $161,913,000 for the comparative period in 2005. The composition of the portfolio remained relatively consistent during the first three months of 2006, with a bias toward slightly lengthening the average life of the portfolio as interest rates increase and with the possibility of the Federal Reserve's tightening cycle ending this year.

For the quarter ended March 31, 2006, interest earned on investment securities was $2,142,000, compared with $1,693,000 for the comparable period in 2005. This increase of $449,000, or 27 percent, resulted from higher average outstanding balances and yields in 2006 versus 2005. For the first three months of 2006, investment securities averaged $189,157,000 with a yield of 4.59 percent on a non-taxable equivalent basis, compared to an average of $164,933,000 and yield of 4.17 percent for the first quarter of 2005.

There was no net realized gain or loss on investments during the first quarter of 2006 and 2005. As of March 31, 2006, we had a net unrealized pre-tax loss of $629,000 in the available-for-sale securities portfolio segment.

Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While management has the ability and generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

During the first three months of 2006, the average balance of interest-bearing liabilities was $1,554,206,000 with an average rate of 2.99 percent. This represents a 117 basis points increase over the average balance of $1,140,165,000 for the same period of 2005, during which time the average rate was 1.82 percent. At March 31, 2006, approximately 41 percent of interest-bearing liabilities had fixed rates for a specified term. These are expected to renew at prevailing market rates as they mature.

Non-interest bearing deposits were $267,834,000 at March 31, 2006, an increase of $13,735,000, or 5 percent, from $254,099,000 at December 31, 2005. During the same three-month period, interest-bearing deposits grew by $108,416,000, or 9 percent, from $1,219,190,000 to $1,327,606,000. Comparing first quarter ending balances, interest-bearing deposits grew over the past twelve months by $308,597,000, or 30 percent, from $1,019,009,000 in 2005. We paid interest of $8,165,000 in the first quarter of 2006 on average interest-bearing deposits of $1,256,057,000, compared with $4,090,000 paid on an average of $987,653,000 in the comparable 2005 period.

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on such analysis, management and the board of directors consider the current allowance to be adequate. Nevertheless, management’s evaluation is inherently subjective as it requires estimates that are susceptible to significant change. The Company’s losses will undoubtedly vary from these estimates, and there is a possibility that charge-offs in future periods could exceed the allowance for loan losses as estimated at any point in time. Management expects loan charge off levels to remain similar to those experienced in recent periods during the current year. Net charge-offs as a percentage of average annualized loans was 0.10% during the first three months of 2006.

The provision for loan losses for the three months ended March 31, 2006 was $1,146,000 compared with $723,000 for the first quarter of 2005, an increase of 59 percent. The provision reflects building of our allowance for loan losses in correlation with our strong loan growth. The current period’s provision also includes $161,000 charged off through the allowance for loan losses for principal balances of overdrafts. The allowance for loan losses was $20,797,000, or 1.30 percent of loans net of unearned income at March 31, 2006 and $20,025,000, or 1.30 percent of outstanding loans at December 31, 2005. The current allowance provides 5.04 times coverage of period end non-performing loans, which totaled $4,123,000, and 1.30 percent of period end loans. The allowance for loan losses also provides approximately 13.71 times coverage of first quarter annualized net charge-offs. Net charge-offs for the first quarter were $374,000, or an annualized 0.10 percent of average loans net of unearned income. For the same period in 2005, net charge offs were $108,000, or an annualized 0.04 percent, of first quarter average loans.

Other real estate owned includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of March 31, 2006, other real estate owned was $321,000, compared with $379,000 at December 31, 2005 and $1,351,000 at the end of the first quarter of 2005.

Noninterest Income and Expense

Noninterest income for the first quarter of 2006 was $6,035,000, compared with $5,280,000 for the same period in 2005, an increase of $755,000, or 14.30 percent. The increase from 2005 is primarily attributable to a $267,000, or 9.3 percent, increase in service charges on deposit accounts, a $222,000, or 39.9 percent, increase in bankcard services income, a $89,000, or 8.9 percent, increase in secondary mortgage origination fees, and an $88,000, or 38.5 percent, increase in mutual fund fees. In the quarterly comparisons, fees from trust and fiduciary services increased 13.77 percent, from $138,000 to $157,000.

Noninterest expense for the first quarter of 2006 was $16,369,000, an increase of $3,226,000, or 24.5 percent, from $13,143,000 for the same period in the previous year. Salaries and commissions expense increased $2,084,000, or 27.0 percent, to $9,816,000 from the first quarter of 2005 to the first quarter of 2006. This increase resulted primarily from an increase in full time equivalent employees gained in the Sun Bancshares acquisition completed in late 2005 and from increased incentive expenses driven by increased sales volumes of certain banking products. Information services expense increased $262,000 from the comparable first quarter of 2005 as the Company continues to expand its footprint in South Carolina. Largely for the same reason, advertising and public relations expense was up $219,000, or 46.1 percent, from last year’s first quarter. Similarly, net occupancy expense increased $219,000, or 27.5 percent, from the first quarter of 2005, and equipment service contracts expense increased $108,000 during the first quarter of 2006 compared to the same period in 2005.

As described under Recent Accounting Pronouncements in our Annual Report on Form 10-K for the year ended December 31, 2005, we are required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment, to measure all employee stock-based compensation using the fair value method and record stock-based compensation expense in our statement of income. We have elected to use the “modified prospective method” which requires us to recognize a fair-value expense for all awards granted, modified or settled beginning in the year of adoption. Under Statement No. 123R we have begun to recognize share-based compensation cost in non-interest expense for stock options and the employee stock purchase plan in the amounts of $116,000 and $16,000, respectively. The Company has always expensed the fair-value of restricted stock grants over the vesting period of each grant.

Capital Resources and Liquidity

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2006, shareholders’ equity was $151,765,000, an increase of $3,362,000, or 2.3 percent, from $148,403,000 at December 31, 2005.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 capital must be at least 4 percent of risk-weighted assets, while total capital must be at least 8 percent of risk-weighted assets. Our Tier 1 capital to risk-weighted assets ratio at March 31, 2006 was 10.14 percent, compared to 10.25 percent at December 31, 2005. The total capital to risk-weighted assets ratio was 11.35 percent at the end of the first quarter of 2006, compared with 11.45 at the end of 2005. These ratios have declined slightly primarily because of the continuing strong loan growth and the corresponding impact on risk-weighted assets.

In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum leverage ratio required for banks is between 3 and 5 percent, depending on the institution’s composite rating as determined by its regulators. Our leverage ratio was 8.15 percent as of March 31, 2006 and 8.58 percent as of December 31, 2005. Our capital ratios currently well exceed the minimum standards and continue to be in the “well capitalized” regulatory classifications.

Liquidity is the ability for us to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Additional liquidity can be secured from lines of credit extended to us from our correspondent banks and the Federal Home Loan Bank. Management believes that its liquidity position is adequate.

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of March 31, 2006, there were no aggregated loan concentrations of this type. There are no material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, the Company had five such credit concentrations at the end of the quarter March 31, 2006, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to lessors of residential buildings, and loans to borrowers constructing new single family housing.

Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties, include, among others, the following possibilities: (1) credit risk associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed; (2) interest rate risk involving the effect of a change in interest rates on both the bank’s earnings and the market value of the portfolio equity; (3) liquidity risk affecting the bank’s ability to meet its obligations when they come due; (4) price risk focusing on changes in market factors that may affect the value of traded instruments in mark-to-market portfolios; (5) transaction risk arising from problems with service or product delivery; (6) compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards; (7) strategic risk resulting from adverse business decisions or improper implementation of business decisions; (8) reputation risk that adversely affects earnings or capital arising from negative public opinion; and (9) terrorist activities risk that results in loss of consumer confidence and economic disruptions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2006 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Neither SCBT Financial Corporation nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings, other than in the ordinary routine proceedings incident to our business.

Item 1A. RISK FACTORS

An investment in our common shares involves certain risks, including those identified and described in Item 1A. of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005 (“Form 10-K”), as well as cautionary statements contained in this form 10-Q under the caption “Forward-Looking Statements” set forth in Part I, Item 2 of this form 10-Q. There has been no material change in the risk factors previously disclosed in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the first quarter of 2006:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	928	*	$34.43	--	147,872
February 1 - February 28	--		--	--	147,872
March 1 - March 31	1,426	*	34.59	--	147,872

Total	2,354			--	147,872

* These shares were repurchased under arrangements, authorized by the Company’s stock-based compensation plans and the Board of Directors, whereby officers or directors may sell previously owned Company shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to purchase 250,000 shares announced in February 2004.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of the Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of the Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION (Registrant)

Date: May 10, 2006	/s/ Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 10, 2006	/s/ Richard C. Mathis
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer

32.2	Section 1350 Certification of the Principal Financial Officer