Form 10-Q
period 2006-06-30
SCBT FINANCIAL CORP
filed 2006-08-09
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20529

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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
(See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.)
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $2.50 par value	Outstanding as of July 31, 2006 8,693,757

SCBT Financial Corporation and Subsidiaries
June 30, 2006 Form 10-Q

INDEX
PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2006 and 2005	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements	5-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$72,916	$58,554
Interest-bearing deposits with banks	6,877	3,140
Federal funds sold and securities purchased under agreements to resell	9,500	41,440
Total cash and cash equivalents	89,293	103,134
Investment securities:
Securities held to maturity (fair value of $13,926 in 2006 and $18,453 in 2005)	13,820	18,194
Securities available for sale, at fair value	184,744	153,628
Other investments	12,475	10,922
Total investment securities	211,039	182,744
Loans held for sale	29,602	12,961
Loans	1,646,174	1,535,918
Less unearned income	--	(17)
Less allowance for loan losses	(21,214)	(20,025)
Loans, net	1,624,960	1,515,876
Premises and equipment, net	47,057	43,664
Goodwill	32,313	32,220
Other assets	36,663	35,257
Total assets	$2,070,927	$1,925,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$275,179	$254,099
Interest-bearing	1,348,059	1,219,190
Total deposits	1,623,238	1,473,289

Federal funds purchased and securities sold under agreements to repurchase	140,283	150,163
Other borrowings	141,723	144,257
Other liabilities	11,165	9,744
Total liabilities	1,916,409	1,777,453

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares
8,685,774 and 8,644,883 shares issued and outstanding	21,714	21,612
Surplus	91,233	90,481
Retained earnings	44,452	37,614
Accumulated other comprehensive loss	(2,881)	(1,304)
Total shareholders' equity	154,518	148,403
Total liabilities and shareholders' equity	$2,070,927	$1,925,856

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$29,771	$20,432	$56,944	$38,245
Investment securities:
Taxable	2,141	1,532	3,991	2,897
Tax-exempt	269	306	562	635
Federal funds sold and securities
purchased under agreements to resell	161	236	657	356
Money market funds	--	--	--	1
Deposits with banks	47	109	84	249
Total interest income	32,389	22,615	62,238	42,383
Interest expense:
Deposits	9,474	4,870	17,640	8,960
Federal funds purchased and securities
sold under agreements to repurchase	1,500	610	2,983	985
Other borrowings	1,855	935	3,674	1,579
Total interest expense	12,829	6,415	24,297	11,524
Net interest income:
Net interest income	19,560	16,200	37,941	30,859
Provision for loan losses	1,522	1,064	2,668	1,787
Net interest income after provision for loan losses	18,038	15,136	35,273	29,072
Noninterest income:
Service charges on deposit accounts	3,339	3,053	6,476	5,923
Other service charges and fees	3,323	2,731	6,221	5,138
Gain on sale of assets	--	4	--	8
Total noninterest income	6,662	5,788	12,697	11,069
Noninterest expense:
Salaries and employee benefits	10,012	8,638	19,827	16,370
Net occupancy expense	1,044	840	2,060	1,637
Furniture and equipment expense	1,170	1,087	2,324	2,035
Other expense	4,527	4,115	8,909	7,782
Total noninterest expense	16,753	14,680	33,120	27,824
Earnings:
Income before provision for income taxes	7,947	6,244	14,850	12,317
Provision for income taxes	2,946	2,139	5,063	4,142
Net income	$5,001	$4,105	$9,787	$8,175
Earnings per share:
Basic	$0.58	$0.51	$1.13	$1.01
Diluted	$0.57	$0.51	$1.12	$1.01

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)
	Common Stock		Stock Dividend		Retained	Accumulated Other Comprehensive
	Shares	Amount	Distributable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2004	7,657,094	$19,143	$955	$72,079	$26,486	$135	$118,798
Comprehensive income:
Net income	--	--	--	--	8,175	--	8,175
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	--	(454)	(454)
Total comprehensive income							7,721
Cash dividends declared at $.34 per share	--	--	--	--	(2,740)	--	(2,740)
Stock options exercised	18,108	45	--	283	--	--	328
Employee stock purchases	5,827	15	--	133	--	--	148
Restricted stock awards	14,067	35	--	429	--	--	464
Common stock repurchased	(7,695)	(19)	--	(211)	--	--	(230)
Common stock dividend of 5%, record date, December 20, 2004	381,328	953	(955)	2	--	--	--
Balance, June 30, 2005	8,068,729	$20,172	$--	$72,715	$31,921	$(319)	$124,489

Balance, December 31, 2005	8,644,883	$21,612	$--	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	--	9,787	--	9,787
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	--	(1,577)	(1,577)
Total comprehensive income							8,210
Cash dividends declared at $.34 per share	--	--	--	--	(2,949)	--	(2,949)
Stock options exercised	12,910	32	--	194	--	--	226
Employee stock purchases	3,549	9	--	92	--	--	101
Restricted stock awards	27,035	68	--	269	--	--	337
Common stock repurchased	(2,603)	(7)	--	(74)	--	--	(81)
Share based compensation expense	--	--	--	271	--	--	271
Balance, June 30, 2006	8,685,774	$21,714	$--	$91,233	$44,452	$(2,881)	$154,518

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$9,787	$8,175
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,492	1,324
Provision for loan losses	2,668	1,787
Gain on sale of securities	--	(3)
Stock based compensation expense	271	--
Gain on sale of premises and equipment	(5)	(8)
Net amortization of investment securities	(19)	137
Net change in loans held for sale	(16,640)	(8,936)
Net change in miscellaneous assets and liabilities	853	(859)
Net cash provided by (used in) operating activities	(1,593)	1,617
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	5,572	4,744
Proceeds from maturities of investment securities available for sale	12,381	11,425
Proceeds from sales of other investment securities	317	122
Purchases of investment securities held to maturity	(1,213)	--
Purchases of investment securities available for sale	(45,926)	(11,517)
Purchases of other investment securities	(1,870)	(1,774)
Net increase in customer loans	(112,092)	(97,192)
Recoveries of loans previously charged off	340	151
Acquisition, net of cash acquired	--	(16,277)
Purchase of trust preferred securities	--	(620)
Purchases of premises and equipment	(5,291)	(1,781)
Proceeds from sale of premises and equipment	381	141
Net cash used in investing activities	(147,401)	(112,578)
Cash flows from financing activities:
Net increase in deposits	149,950	72,565
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	(9,881)	51,303
Proceeds from issuance of debt	6,500	35,721
Repayment of debt	(9,050)	(60)
Common stock issuance	438	612
Common stock repurchase	(81)	(230)
Dividends paid	(2,949)	(2,740)
Stock options exercised	226	328
Net cash provided by financing activities	135,153	157,499
Net increase in cash and cash equivalents	(13,841)	46,538
Cash and cash equivalents at beginning of period	103,134	57,137
Cash and cash equivalents at end of period	$89,293	$103,675

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in January of 2007. The Company does not anticipate that this Interpretation will have a material effect on its financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets. Statement No. 156, which is an amendment to Statement No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date Statement No. 154 was issued. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of Statement No. 154. The Company does not anticipate that this revision will have a material effect on its financial statements.

Note 3 - Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Commercial real estate:
Construction land development	$407,223	$353,753
Commercial non-owner occupied	213,906	202,055
Owner occupied real estate:
Consumer	388,259	376,797
Commercial	204,072	178,314
Non real estate:
Commercial	179,024	183,334
Consumer	126,824	128,649
Other	126,866	113,016
Total loans	1,646,174	1,535,918
Less, unearned income	--	(17)
Less, allowance for loan losses	(21,214)	(20,025)
Loans, net	$1,624,960	$1,515,876

An analysis of the changes in the allowance for loan losses is as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Balance at beginning of period	$20,025	$14,470
Loans charged-off	(1,819)	(1,850)
Recoveries of loans previously charged-off	340	383
Balance before provision for loan losses	18,546	13,003
Provision for loan losses	2,668	4,907
Allowance acquired in business combinations	--	2,115
Balance at end of period	$21,214	$20,025

Note 4 - Deposits

The Company's interest-bearing deposits are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Certificates of deposit	$681,156	$599,673
Transaction accounts	306,842	278,090
Money market accounts	280,643	264,521
Savings accounts	78,202	76,609
Other	1,216	297
	$1,348,059	$1,219,190

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2006 and December 31, 2005 was $298,829,000 and $268,212,000, respectively.

Note 5 - Retirement Plan

Effective January 1, 2006, amendments were made to our pension plan and 401(k) savings plan. On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service. Concurrently, changes in our 401(k) plan will be effective for new employees hired on or after this date or for employees under the age of 45 or who have attained at least five years of service.

The components of net periodic pension expense recognized during the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$156	$237	$312	$474
Interest cost	205	208	411	417
Expected return on assets	(276)	(239)	(553)	(479)
Amortization of prior service cost	(43)	(10)	(86)	(19)
Recognized net actuarial cost	93	90	186	180
Net periodic pension expense	$135	$286	$270	$573

The Company contributed $195,000 and $390,000, respectively, to the pension plan for the three and six months ended June 30, 2006 and anticipates making similar additional contributions during the year.

On March 31, 2006, the FASB issued an exposure draft entitled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R, which will, if adopted, revise the reporting of assets and liabilities for pensions and other post-retirement benefits. The current standards require recognizing the accumulated excess or shortfall of contributions over expense as a prepaid asset or an accrued liability, respectively. For pensions, the balance sheet may be further adjusted if the accumulated benefit obligation (which is based only on current pay) is greater than plan assets. The exposure draft proposes that the balance sheet entry will be directly equal to the excess or shortfall of a plan’s assets over the plan’s benefit liability. The measure of benefit liability under the proposed rules would be the projected benefit obligation (which reflects anticipated future pay growth) in pension programs or the accumulated post-retirement benefit obligation in retiree welfare programs.

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

Note 6 - Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

Basic	8,680,965	8,063,256	8,675,474	8,058,200
Diluted	8,770,018	8,135,856	8,766,363	8,130,053

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

Number of shares	7,000	32,968	7,000	32,968
Range of exercise prices	$34.46	$33.57	$34.46	$33.57

Dividends per share are calculated using the current number of common shares issued and outstanding at the record date for any dividends paid during the reported periods.

Note 7 - Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, as these incentive stock options become exercisable in 25% increments ratably over the four year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued.

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure) (collectively “Statement No. 123”). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R. As of December 31, 2005, 304,018 stock options were not fully vested.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2006	2005

Dividend yield	2.16%	2.19%
Expected life	10 years	10 years
Expected volatility	19.00%	24.00%
Risk-free interest rate	4.69%	4.22%

The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005:

	Three Months	Six Months
(Dollars in thousands, except per share data)	Ended	Ended

Net income, as reported	$4,105	$8,175
Less, total stock-based employee
compensation expense determined under fair
value based method, net of related tax effects	62	128
Pro forma net income	$4,043	$8,047

Earnings per share:
Basic - as reported	$0.51	$1.01
Basic - pro forma	0.50	1.00
Diluted - as reported	$0.51	$1.01
Diluted - pro forma	0.50	0.99

As a result of adopting Statement No. 123R on January 1, 2006, the Company’s earnings before income taxes for the three and six months ended June 30, 2006, were approximately $104,000 and $271,000, respectively, lower than if share-based compensation had continued to be accounted for under Opinion 25.

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

Note 8 - Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2006, commitments to extend credit and standby letters of credit totaled $413,918,000. The Company does not anticipate any material losses as a result of these transactions.

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

Overview

SCBT Financial Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiaries: South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1932 and 1996, respectively. We engage in no significant operations other than the ownership of these banking subsidiaries.

At June 30, 2006, we had $2.07 billion in assets and approximately 627 full-time equivalent employees. Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Recent Events

On May 18, 2006, our Board of Directors approved the addition of Jimmy Addison as a member of the Board of Directors and he will initially serve on the audit committee. Mr. Addison, chief financial officer of SCANA Corporation, brings added financial expertise at a publicly traded company to the board during our continued growth in South Carolina.

Results of Operations

We measure our progress based on the results of soundness, profitability, and growth. We achieved record results for the second quarter of 2006, exceeding $5 million in earnings for the first time in our history. The following key operating highlights for the second quarter are outlined below:

•	Consolidated net income increased 22 percent to $5,001,000 from $4,105,000 in the second quarter 2005.

•	Diluted earnings per share increased 12 percent to $0.57 from $0.51 for the same period last year.

•
Diluted cash earnings per share increased 13 percent to $0.59 from $0.52 for the second quarter of 2005. The calculation of diluted cash earnings per share omits the effect of amortization expense related to intangibles that are deducted from regulatory capital.

Operating highlights for the six months ended June 30, 2006:

•	Consolidated net income increased 20 percent to $9,787,000 from $8,175,000 for the six months ended June 30, 2005.

•	Diluted earnings per share increased 11 percent to $1.12 from $1.01 per share earned in the same period in 2005.

•	Diluted cash earnings per share increased 13 percent to $1.15 from $1.02 for the six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Figures and Ratios	2006	2005	2006	2005

Return on average assets (annualized)	0.99%	1.00%	0.99%	1.05%
Return on average equity (annualized)	13.07%	13.46%	13.01%	13.61%
Return on average tangible equity (annualized)	17.08%	15.66%	17.07%	14.96%
Average shareholders' equity	$153,416	$122,323	$151,670	$121,110

Our consolidated earnings growth reflected the strong profitability of our bank subsidiaries during the second quarter of 2006. South Carolina Bank and Trust had net income of $4,819,000 and South Carolina Bank and Trust of the Piedmont had net income of $668,000 during this period.

Net Interest Income and Margin

Summary

Overall growth in earning assets contributed to higher non-taxable equivalent (“TE”) net interest income. The primary basis for the increase in net interest income, along with the growth, was the continued increases in the prime rate, which affects variable rate loans. Our yields on earning assets increased less than interest rates paid on interest-bearing liabilities for the first six months of 2006 compared to the same period in 2005. Competition for deposits and other factors have caused rates on interest-bearing liabilities to increase generally more than asset yields.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Non-TE net interest income	$19,560	$16,200	$37,941	$30,858
Non-TE yield on interest-earning assets	6.91%	5.95%	6.79%	5.85%
Non-TE rate on interest-bearing liabilities	3.22%	2.01%	3.11%	1.92%
Non-TE net interest margin	4.17%	4.26%	4.14%	4.26%
TE net interest margin	4.21%	4.32%	4.18%	4.32%

Non-taxable equivalent net interest income increased 21 percent in the second quarter of 2006 compared to the same period in 2005. For the first six months of 2006, non-taxable equivalent net interest income increased 23 percent from the same period in 2005. Some key highlights are outlined below:

•
Non-taxable equivalent yield on interest-earning assets for the first half of 2006 increased 94 basis points from the comparative period in 2005. The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•
The average cost of interest-bearing liabilities for the first half of 2006 increased 119 basis points from the same period in 2005. This is a reflection on the impact of rising rates on the banks’ sources of funding and increased competitive deposit pricing in selected products and markets. Increases in rates paid on certificates of deposit, money market deposits, and federal funds purchased primarily drove the increase in the cost of interest-bearing liabilities.

•
Taxable equivalent net interest margin decreased 14 basis points for the first half of 2006. The tax equivalent net interest margin at December 31, 2005 was 4.28%, or 10 basis points higher than the margin level at June 30, 2006. In linked-quarter comparison, the second quarter of 2006 experienced a 6 basis point increase from the first quarter of 2006.

Loans

Growth in commercial real estate drove total loans 25 percent higher from the amount at June 30, 2005. Loans are our largest category of earning assets, and commercial real estate loans represent 46 percent of our total loans. At June 30, 2006, loans outstanding, excluding loans held for sale, were $1,646,174,000, compared to $1,535,901,000 at December 31, 2005 and $1,319,844,000 at June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Average total loans	$1,634,556	$1,284,640	$1,601,966	$1,231,147
Interest income on total loans	29,472	20,193	56,461	37,800
Non-TE yield	7.23%	6.30%	7.11%	6.19%

Interest earned on loans increased 46 percent in the second quarter of 2006 compared to the same period in 2005. Some key highlights are outlined below:

•	Average total loans increased 27 percent leading to an increase in our interest income.

•	Our non-taxable equivalent yield increased by 93 basis points compared to the amount for the second quarter of 2005.

For the first six months of 2006, interest earned on loans increased 49 percent from the same period in 2005. In the six-month comparisons, we noted the following:

•	Average total loans increased 30 percent, leading to an increase in our interest income.

•
Commercial real estate loans increased 33 percent to $825,201,000 from the amount at June 30, 2005. We have hired two new commercial real estate lenders in the past year, leading to much of the growth in this category.

•	Consumer real estate loans increased 7 percent to $388,259,000 from the amount at June 30, 2005.

•	Our non-taxable equivalent yield increased by 92 basis points compared to the amount for the six months ended June 30, 2005.

•	Overall growth in loans was also a result of our acquisition of Sun Bancshares and its subsidiary, SunBank, N.A., completed in late 2005.

Investment Securities

We use investment securities, the second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the portfolio remained relatively consistent with a bias towards increasing purchases of US government agency bonds rather than mortgage-backed securities. We continued our approach of slightly lengthening the average life of the portfolio as interest rates increased and with an anticipated end to the Federal Reserve's tightening cycle. At June 30, 2006, investment securities were $211,039,000, compared to $182,744,000 at December 31, 2005 and $176,562,000 at June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Average investment securities	$205,348	$174,511	$197,297	$169,748
Interest income on investment securities	2,410	1,838	4,553	3,532
Non-TE yield	4.71%	4.22%	4.65%	4.20%

Interest earned on investment securities increased 31 percent in the second quarter of 2006 compared to the same period in 2005. For the first six months of 2006, interest earned increased 29 percent from the same period in 2005. Some key highlights are outlined below:

•	The increases resulted both from higher average outstanding balances and yields compared to the prior periods.

•
There was no net realized gain or loss on investments during the first six months of 2006 and 2005. For the six months ended June 30, 2006, we had a net unrealized pre-tax loss of $2,462,000 in the available for sale securities portfolio segment.

Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

Interest-Bearing Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Average interest-bearing liabilities	$1,599,127	$1,282,635	$1,576,790	$1,211,793
Interest expense	12,829	6,415	24,297	11,524
Rate	3.22%	2.01%	3.11%	1.92%

Interest expense on interest-bearing liabilities nearly doubled in the second quarter of 2006 compared to the same period in 2005, driven largely by an increase in interest-bearing liabilities and a 121 basis point increase in the rate. For the six months ended June 30, 2006, rates increased 119 basis points from the comparative period in 2005. Some key highlights are outlined below:

•	Average interest-bearing deposits grew over the past twelve months by 24 percent.

•	Interest-bearing deposits grew 23 percent to $1,348,059,000 from the period end balance at June 30, 2005.

•
For the six months, average federal funds purchased and securities sold under agreements to repurchase increased 38 percent, up $42,403,000 from the average balance for the same period in 2005. The Federal Reserve raised the federal funds rate 200 basis points from the rate at June 30, 2005.

Noninterest-Bearing Deposits

Deposit growth continued through the second quarter as a result of our strong focus on increasing local market deposits in 2006. We continued to see exceptional growth in the number of transaction accounts and savings accounts. Our customers opened 10,535 new demand deposit checking accounts during the first half of 2006, a 20 percent increase from openings in the number of accounts at June 30, 2005. Noninterest-bearing deposits increased 8 percent to $275,179,000 from the amount at December 31, 2005.

Provision for Loan Losses and Nonperforming Assets

We assess the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on this analysis, management and the board of directors consider the current allowance to be adequate. Nevertheless, our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses may vary from our estimates, and there is a possibility that charge-offs in future periods could exceed the allowance for loan losses as estimated at any point in time. We expect loan charge-off levels to increase slightly during the current year as compared to 2005.

The provision for loan losses for the second quarter ended June 30, 2006 was $1,522,000 compared to $1,064,000 in the comparable period last year and $1,146,000 in the immediately preceding quarter. The provision reflects an increase in our allowance for loan losses in correlation with our strong loan growth. Some key highlights regarding the second quarter asset quality are outlined below:

•	Nonperforming loans totaled $4,208,000 or 0.26% of period-end loans.

•	The current period’s provision also includes $319,000 charged off through the allowance for loan losses for principal balances of overdrafts.

•	The allowance for loan losses was $21,214,000, or 1.29% of total loans at June 30, 2006 and $20,025,000, or 1.30% of outstanding loans, at December 31, 2005.

•	The current allowance for loan losses provides 5.04 times coverage of period-end nonperforming loans.

•	The allowance provides approximately 4.79 times coverage of second quarter annualized net charge-offs.

•	Net charge-offs during the quarter ended June 30, 2006 were $1,105,000, compared to $223,000 in the second quarter of 2005.

•
Net charge-offs as a percentage of average annualized loans was 0.27% during the second quarter of 2006. Compared to recent quarters, we have experienced higher charge-offs driven primarily by charge-offs against a single customer relationship in May 2006.

Other Real Estate Owned (“OREO”)

OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of June 30, 2006, other real estate owned was $249,000, compared with $379,000 at December 31, 2005 and $1,319,000 at the end of the second quarter of 2005.

Noninterest Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Service charges on deposit accounts	$3,339	$3,053	$6,476	$5,923
Secondary market mortgage fees	1,429	1,216	2,531	2,229
Trust fees	209	144	369	302
Bankcard services income	859	648	1,637	1,204
Other service charges, commissions, fees	826	727	1,684	1,411
Total noninterest income	$6,662	$5,788	$12,697	$11,069

Noninterest income growth of 15 percent in the second quarter of 2006 compared to the same period in 2005 came as a result of the following:

•	Secondary market mortgage fees increased 18 percent, driven by an increase in the origination volume for mortgages held for sale.

•
Trust asset management income increased 45 percent, driven by an increase in new recurring fee business as a result of managed agency accounts, estate settlement fees earned, a repricing initiative, and an increase in tax service fees.

•	Bankcard services income increased 33 percent correlated to organic growth in deposit accounts.

•
Investment services income, included in “Other service charges, commissions, fees,” increased 18 percent, driven by improving branch and line of business referral activity, expansion of existing business, and increased productivity of existing investment consultants. We also added a new investment consultant who has had an immediate impact on earnings compared to the prior period.

For the first six months of 2006, noninterest income increased 15 percent from the same period in 2005. In the six-month comparisons, the increase is mainly attributable to the following:

•	Secondary market mortgage fees increased 14 percent, driven by higher origination volume.

•
Trust asset management income increased 22 percent, driven by growth in recurring fee business and new customer relationships. In 2005, we invested in trust asset management by adding key personnel, expanding back-office trust accounting support, and enhancing asset management capabilities. As a result, we experienced increased productivity, efficiency, and operating leverage.

•	Bankcard services income increased 36 percent, driven largely by the number of new accounts opened.

•
Investment services income increased 27 percent, driven by increased productivity of our existing investment consultants and the addition of an investment consultant. Also, we believe high staff retention contributed to improving our income. We plan to hire additional investment consultants for targeted high growth markets during the second half of 2006.

Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Salaries and employee benefits	$10,012	$8,638	$19,827	$16,370
Net furniture and equipment expense	1,170	1,087	2,324	2,035
Net occupancy expense	1,044	840	2,060	1,637
Amortization	199	151	398	260
Bankcard services expense	245	174	452	317
Advertising and public relations	741	512	1,435	988
Information services expense	537	440	1,113	754
Other	2,805	2,838	5,511	5,463
Total noninterest expense	$16,753	$14,680	$33,120	$27,824

Noninterest expense increased 14 percent in the second quarter of 2006 compared to the same period in 2005, primarily as a result of the following:

•
Salaries and commissions expense increased 16 percent, driven by sales volume incentives paid to employees on certain banking products and an increase in employees as a result of organic growth. The increase was also partially attributable to an increase in full time equivalent employees gained in the SunBank acquisition. We expect that salaries and commissions expense will be driven largely by sales volume incentives and organic growth through the end of the year.

•	Net occupancy expense increased 24 percent, driven by growth in the number of financial centers compared to the number at June 30, 2005.

•	Bankcard services expense increased 41 percent in correlation with an increase in bankcard services income.

•	Advertising and public relations expense increased 45 percent as we implemented the “How can we make your day?” advertising campaign to build branding value for the banks.

•	Information services expense increased 22 percent, driven by growth in financial centers leading to higher cost of computer services, software maintenance, data communications, and computer equipment.

For the six months ended June 30, 2006, noninterest expense increased 19 percent from the same period in 2005. This increase is mainly attributable to the following:

•	Salaries and commissions expense increased 21 percent, driven by sales volume incentives paid to employees and our organic growth.

•	Amortization expense increased 53 percent, driven primarily by intangible assets related to the November 2005 acquisition of SunBank.

•	Net occupancy expense increased 26 percent, driven by growth in the number of financial centers.

•	Bankcard services expense increased 42 percent in correlation with an increase in bankcard services income.

•	Advertising and public relations expense increased 45 percent, driven by an expanded advertising campaign related to branding and deposit generation.

•
Information services expense increased 48 percent, driven by growth in financial centers—specifically the acquisition of three financial centers in the SunBank acquisition and two loan production offices opened in the Charleston, SC market in the first quarter of 2006.

Noninterest Expense Includes Share-Based Compensation

As described under Recent Accounting Pronouncements in our Annual Report on Form 10-K for the year ended December 31, 2005, we are required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment, to measure all employee share-based compensation using the fair value method and record share-based compensation expense in our statement of income. We have elected to use the modified-prospective method which requires us to recognize a fair value expense for all awards granted, modified or settled beginning in the year of adoption. Under Statement No. 123R, we recognized share-based compensation cost in noninterest expense for stock options and the employee stock purchase plan in the amounts of $237,000 and $34,000, respectively, for the six months ended June 30, 2006. We have always expensed the fair-value of restricted stock grants over the vesting period of each grant.

Capital Resources and Liquidity

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2006, shareholders’ equity was $154,518,000, an increase of $6,115,000, or 4 percent, from $148,403,000 at December 31, 2005.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The values of both balance sheet and off balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 risk-based capital must be at least 4 percent of risk-weighted assets, while total risk-based capital must be at least 8 percent of risk-weighted assets.

In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum Tier 1 leverage ratio required for banks is between 3 and 5 percent, depending on the institution’s composite rating as determined by its regulators.

Capital Adequacy Ratios	June 30,	December 31,
	2006	2005

Tier 1 risk-based capital	10.20	10.25
Total risk-based capital	11.41	11.45
Tier 1 leverage	8.08	8.58

Compared to December 31, 2005, our Tier 1 risk-based capital and total risk-based capital ratios have declined primarily because of the continuing strong loan growth and the corresponding impact on risk-weighted assets. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classifications.

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

Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Additional liquidity can be secured from lines of credit extended to us from our correspondent banks and the Federal Home Loan Bank. We believe that our liquidity position is adequate.

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of June 30, 2006, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had five such credit concentrations for the six month period ended June 30, 2006, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to lessors of residential buildings, and loans to borrowers constructing new single family housing.

Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934. We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties include, among others, the following possibilities:

•	Credit risk associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed;

•	Interest rate risk involving the effect of a change in interest rates on both the bank’s earnings and the market value of the portfolio equity;

•	Liquidity risk affecting the bank’s ability to meet its obligations when they come due;

•	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;

•	Transaction risk arising from problems with service or product delivery;

•	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

•	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

•	Reputation risk that adversely affects earnings or capital arising from negative public opinion; and

•	Terrorist activities risk that results in loss of consumer confidence and economic disruptions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2006 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management necessarily applied its judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business.

Item 1A. RISK FACTORS

Investing in SCBT Financial Corporation’s common shares involves certain risks, including those identified and described in Item 1A. of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005 (“Form 10-K”), as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q. There has been no material change in the risk factors previously disclosed in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the second quarter of 2006:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	--	$--	--	147,872
May 1 - May 31	--	--	--	147,872
June 1 - June 30	--	--	--	147,872

Total	-		--	147,872

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of SCBT Financial Corporation on April 25, 2006, the following proposals were submitted to a vote of the holders of SCBT Financial Corporation’s common stock voting as indicated:

1) Approval of a proposal to elect the following individuals as directors of SCBT Financial Corporation:

Nominees for Director	Votes For	Votes Withheld	Votes Against

Colden R. Battey, Jr.	5,952,320	949,182	22
Dalton B. Floyd, Jr.	5,953,014	948,488	19
M. Oswald Fogle	6,846,476	55,026	23
Dwight W. Frierson	6,053,558	847,944	21
R. Caine Halter	6,851,941	49,561	22
Thomas E. Suggs	5,987,470	914,032	26

2) Approval to ratify the appointment of J.W. Hunt and Company, LLP as SCBT Financial Corporation’s auditors for 2006:
	Votes	% of Shares Outstanding

Voting For	6,846,324	78.96%
Voting Against	27,213	0.31%
Abstain From Voting	27,965	0.32%
Total	6,901,502	79.59%

The following individuals continue to serve as directors until our Annual Shareholders’ Meeting in the year indicated:

Directors Whose Terms Will Expire in 2009
Colden R. Battey, Jr.
Dalton B. Floyd, Jr.
M. Oswald Fogle
Dwight W. Frierson
R. Caine Halter
Thomas E. Suggs

Directors Whose Terms Will Expire in 2008
Luther J. Battiste, III
Robert R. Hill, Jr.
Ralph W. Norman
Susie H. VanHuss
A. Dewall Waters

Directors Whose Terms Will Expire in 2007
Robert R. Horger
Harry M. Mims, Jr.
James W. Roquemore
John W. Williamson, III
Cathy Cox Yeadon

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS
Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION (Registrant)

Date: August 9, 2006	By:	/s/ Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Richard C. Mathis
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer