Form 10-Q
period 2006-09-30
SCBT FINANCIAL CORP
filed 2006-11-09
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20529

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $2.50 par value	Outstanding as of October 31, 2006 8,713,728

SCBT Financial Corporation and Subsidiaries
September 30, 2006 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$60,900	$58,554
Interest-bearing deposits with banks	12,931	3,140
Federal funds sold and securities purchased under agreements to resell	32,700	41,440
Total cash and cash equivalents	106,531	103,134
Investment securities:
Securities held to maturity (fair value of $14,506 in 2006 and $18,453 in 2005)	14,330	18,194
Securities available for sale, at fair value	185,801	153,628
Other investments	12,475	10,922
Total investment securities	212,606	182,744
Loans held for sale	22,624	12,961
Loans	1,682,257	1,536,000
Less unearned income	(40)	(99)
Less allowance for loan losses	(21,675)	(20,025)
Loans, net	1,660,542	1,515,876
Premises and equipment, net	47,969	43,664
Goodwill	32,313	32,220
Other assets	36,465	35,257
Total assets	$2,119,050	$1,925,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$273,329	$254,099
Interest-bearing	1,384,087	1,219,190
Total deposits	1,657,416	1,473,289

Federal funds purchased and securities sold under agreements to repurchase	147,955	150,163
Other borrowings	140,457	144,257
Other liabilities	12,891	9,744
Total liabilities	1,958,719	1,777,453

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares
8,705,416 and 8,644,883 shares issued and outstanding	21,764	21,612
Surplus	91,559	90,481
Retained earnings	48,233	37,614
Accumulated other comprehensive loss	(1,225)	(1,304)
Total shareholders' equity	160,331	148,403
Total liabilities and shareholders' equity	$2,119,050	$1,925,856

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$31,267	$22,334	$88,211	$60,579
Investment securities:
Taxable	2,273	1,571	6,264	4,468
Tax-exempt	303	279	865	914
Federal funds sold and securities
purchased under agreements to resell	168	306	825	662
Money market funds	--	--	--	1
Deposits with banks	74	66	158	315
Total interest income	34,085	24,556	96,323	66,939
Interest expense:
Deposits	10,757	5,496	28,397	14,456
Federal funds purchased and securities sold under agreements to repurchase	1,566	824	4,549	1,809
Other borrowings	1,984	1,347	5,658	2,926
Total interest expense	14,307	7,667	38,604	19,191
Net interest income:
Net interest income	19,778	16,889	57,719	47,748
Provision for loan losses	1,048	1,674	3,716	3,461
Net interest income after provision for loan losses	18,730	15,215	54,003	44,287
Noninterest income:
Service charges on deposit accounts	3,512	3,306	9,988	9,229
Other service charges and fees	3,456	3,219	9,689	8,357
Gain on sale of assets	--	--	--	8
Total noninterest income	6,968	6,525	19,677	17,594
Noninterest expense:
Salaries and employee benefits	10,226	8,668	30,053	25,038
Net occupancy expense	1,088	913	3,148	2,550
Furniture and equipment expense	1,181	1,124	3,505	3,159
Loss on disposal of equipment	141	--	153	--
Other expense	5,116	4,790	14,025	12,572
Total noninterest expense	17,752	15,495	50,884	43,319
Earnings:
Income before provision for income taxes	7,946	6,245	22,796	18,562
Provision for income taxes	2,686	1,850	7,749	5,992
Net income	$5,260	$4,395	$15,047	$12,570
Earnings per share:
Basic	$0.61	$0.55	$1.73	$1.56
Diluted	$0.60	$0.54	$1.72	$1.54

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)

	Common Stock					Accumulated Other
	Shares	Amount	Dividend Distributable	Surplus	Retained Earnings	Comprehensive Income (Loss)	Total

Balance, December 31, 2004	7,657,094	$19,143	$955	$72,079	$26,486	$135	$118,798
Comprehensive income:
Net income	--	--	--	--	12,570	--	12,570
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	--	(736)	(736)
Total comprehensive income							11,834
Cash dividends declared at $.51 per share	--	--	--	--	(4,154)	--	(4,154)
Stock options exercised	18,764	47	--	297	--	--	344
Employee stock purchases	8,966	22	--	209	--	--	231
Restricted stock awards	14,067	35	--	425	--	--	460
Common stock repurchased	(7,695)	(19)	--	(211)	--	--	(230)
Common stock dividend of 5%, record date, December 20, 2004	381,328	953	(955)	2	--	--	--
Balance, September 30, 2005	8,072,524	$20,181	$--	$72,801	$34,902	$(601)	$127,283

Balance, December 31, 2005	8,644,883	$21,612	$--	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	--	15,047	--	15,047
Change in net unrealized gain on securities
available for sale, net of tax effects	--	--	--	--	--	79	79
Total comprehensive income							15,126
Cash dividends declared at $.51 per share	--	--	--	--	(4,428)	--	(4,428)
Stock options exercised	36,437	91	--	570	--	--	661
Employee stock purchases	6,422	16	--	170	--	--	186
Restricted stock awards	27,835	70	--	342	--	--	412
Common stock repurchased	(10,161)	(25)	--	(341)	--	--	(366)
Share based compensation expense	--	--	--	337	--	--	337
Balance, September 30, 2006	8,705,416	$21,764	$--	$91,559	$48,233	$(1,225)	$160,331

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$15,047	$12,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,387	2,014
Provision for loan losses	3,716	3,461
Stock based compensation expense	337	--
Loss (gain) on disposal of premises and equipment	153	(8)
Net amortization (accretion) of investment securities	(61)	181
Net change in loans held for sale	(9,663)	(11,267)
Net change in miscellaneous assets and liabilities	1,630	(1,509)
Net cash provided by operating activities	13,546	5,442
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	6,152	6,047
Proceeds from maturities of investment securities available for sale	18,636	19,319
Proceeds from sales of other investment securities	2,331	788
Purchases of investment securities held to maturity	(2,309)	--
Purchases of investment securities available for sale	(50,518)	(22,030)
Purchases of other investment securities	(3,884)	(2,225)
Net increase in customer loans	(148,923)	(150,407)
Recoveries of loans previously charged off	542	246
Acquisition, net of cash acquired	--	(16,277)
Purchase of trust preferred securities	--	(1,239)
Purchases of premises and equipment	(7,131)	(3,239)
Proceeds from sale of premises and equipment	399	141
Net cash used in investing activities	(184,705)	(168,876)
Cash flows from financing activities:
Net increase in deposits	184,127	113,524
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(2,208)	70,714
Proceeds from issuance of debt	41,500	38,850
Repayment of debt	(45,328)	(85)
Common stock issuance	598	691
Common stock repurchased	(366)	(230)
Dividends paid	(4,428)	(4,154)
Stock options exercised	661	344
Net cash provided by financing activities	174,556	219,654
Net increase in cash and cash equivalents	3,397	56,220
Cash and cash equivalents at beginning of period	103,134	57,137
Cash and cash equivalents at end of period	$106,531	$113,357

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which revises the reporting of assets and liabilities for pensions and other post-retirement benefits. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Statement 158 will apply to the Company for the year ending December 31, 2006 and requires retrospective application. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Before adoption, the Company recognizes a prepaid pension cost in other assets for its pension retirement plan and an accrued pension cost for its post-retirement benefits plan. After adoption, the Company expects to recognize an accrued pension cost in other liabilities for its pension retirement plan and an increase in the accrued pension cost for its post-retirement benefits plan. The accrued pension cost will be the equivalent of the underfunded status on a projected benefit obligation ("PBO") basis for its retirement plan and post-retirement benefit plan as of the plans’ measurement date of October 31, 2006.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. The statement will be effective January 1, 2008. The Company is in the process of determining the effects, if any, on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which expressed the staff’s views regarding the process of quantifying financial statement misstatements due to the diversity in practice. The staff is requiring that a company accumulate and quantify misstatements using both the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year or years of origination. The SEC requires application for the year ending December 31, 2006. The Company is in the process of determining the effects, if any, on its financial statements.

Note 2 - Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in January of 2007. The Company does not anticipate that this Interpretation will have a material effect on its financial statements.

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

Note 3 - Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Real estate:
Commercial	$782,680	$641,275
Consumer	425,811	421,860
Commercial	177,218	178,039
Firstline	143,496	145,404
Consumer	128,109	127,817
Other loans	24,943	21,605
Total loans	1,682,257	1,536,000
Less, unearned income	(40)	(99)
Less, allowance for loan losses	(21,675)	(20,025)
Loans, net	$1,660,542	$1,515,876

An analysis of the changes in the allowance for loan losses is as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Balance at beginning of period	$20,025	$14,470
Loans charged-off	(2,608)	(1,850)
Recoveries of loans previously charged-off	542	383
Balance before provision for loan losses	17,959	13,003
Provision for loan losses	3,716	4,907
Allowance acquired in business combinations	--	2,115
Balance at end of period	$21,675	$20,025

Note 4 - Deposits

The Company's interest-bearing deposits are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Certificates of deposit	$720,878	$599,673
Transaction accounts	292,875	278,090
Money market accounts	291,062	264,521
Savings accounts	77,292	76,609
Other	1,980	297
	$1,384,087	$1,219,190

The aggregate amount of time deposits in denominations of $100,000 or more at September 30, 2006 and December 31, 2005 was $325,739,000 and $268,212,000, respectively.

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

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$156	$237	$468	$711
Interest cost	205	208	617	625
Expected return on assets	(276)	(239)	(829)	(718)
Amortization of prior service cost	(43)	(10)	(130)	(29)
Recognized net actuarial cost	93	90	279	269
Net periodic pension expense	$135	$286	$405	$858

The Company contributed $195,000 and $585,000, respectively, to the pension plan for the three and nine months ended September 30, 2006 and anticipates making similar additional contributions during the year.

Note 6 - Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Basic	8,699,120	8,068,953	8,683,443	8,061,824
Diluted	8,795,411	8,157,526	8,769,209	8,139,592

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Number of shares	--	32,968	2,000	32,968
Range of exercise prices	$--	$33.57	$36.38	$33.57

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

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure) (collectively “Statement No. 123”). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R. As of December 31, 2005, the Company had 304,018 stock options not fully vested.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Nine Months Ended
	September 30,
	2006	2005

Dividend yield	2.15%	2.19%
Expected life	10 years	10 years
Expected volatility	19.00%	24.00%
Risk-free interest rate	4.71%	4.22%

Note 7 - Share-Based Compensation (continued)

The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands, except per share data)	2005	2005

Net income, as reported	$4,395	$12,570
Less, total stock-based employee
compensation expense determined under the fair
value based method, net of related tax effects	64	192
Pro forma net income	$4,331	$12,378

Earnings per share:
Basic - as reported	$0.55	$1.56
Basic - pro forma	0.54	1.54
Diluted - as reported	$0.54	$1.54
Diluted - pro forma	0.53	1.52

As a result of adopting Statement No. 123R on January 1, 2006, earnings before income taxes for the three and nine months ended September 30, 2006 were lower than if share-based compensation had continued to be accounted for under Opinion 25 in the amount of $66,000 and $337,000, respectively.

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

Note 8 - Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2006, commitments to extend credit and standby letters of credit totaled $421,556,000. The Company does not anticipate any material losses as a result of these transactions.

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

At September 30, 2006, we had $2.1 billion in assets and approximately 633 full-time equivalent employees. Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 as well as results for the nine months ended September 30, 2006 and 2005, and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following section also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations

We measure our progress based on the results of soundness, profitability, and growth. We continued to achieve outstanding results during the third quarter of 2006 despite the slowing growth in the market. The following key operating highlights for the third quarter are outlined below:

•	Consolidated net income increased 20 percent to $5,260,000 from $4,395,000 in the third quarter of 2005.
•	Diluted earnings per share increased 11 percent to $0.60 from $0.54 for the same period last year.

Operating highlights for the nine months ended September 30, 2006:

•	Consolidated net income increased 20 percent to $15,047,000 from $12,570,000 for the nine months ended September 30, 2005.
•	Diluted earnings per share increased 12 percent to $1.72 from $1.54 per share earned in the same period in 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected Figures and Ratios	2006	2005	2006	2005

Return on average assets (annualized)	1.01%	1.02%	0.99%	1.05%
Return on average equity (annualized)	13.28%	13.94%	13.11%	13.61%
Return on average tangible equity (annualized)	17.22%	16.35%	17.12%	14.96%
Average shareholders' equity (in thousands)	$157,117	$125,050	$153,506	$122,438

Our consolidated earnings growth reflected the continued strong profitability of our bank subsidiaries during the third quarter of 2006. South Carolina Bank and Trust had net income of $5,147,000 and South Carolina Bank and Trust of the Piedmont had net income of $595,000 during this period.

Net Interest Income and Margin

Summary

For the third quarter 2006, overall growth in earning assets contributed to higher non-taxable equivalent (“Non-TE”) net interest income. We have been able to increase net interest income and maintain very adequate margins in a flat yield curve environment, despite competition for deposits and other factors that have caused rates on interest-bearing liabilities to increase generally more than asset yields. Our level of our earning assets and the management of our net interest margin determines our level of net interest income. The continued growth of our loan portfolio is the primary driver of the increase in net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Non-TE net interest income	$19,778	$16,889	$57,719	$47,748
Non-TE yield on interest-earning assets	7.07%	6.16%	6.89%	5.96%
Non-TE rate on interest-bearing liabilities	3.54%	2.29%	3.24%	2.05%
Non-TE net interest margin	4.10%	4.24%	4.13%	4.25%
Taxable equivalent ("TE") net interest margin	4.14%	4.28%	4.17%	4.30%

Non-taxable equivalent net interest income increased 17 percent in the third quarter of 2006 compared to the same period in 2005. For the first nine months of 2006, non-taxable equivalent net interest income increased 21 percent from the same period in 2005. Some key highlights are outlined below:

•
Average earning assets increased 21 percent to $1,913,849,000 in the third quarter compared to the same period last year. For the first nine months of 2006, average earning assets increased 24 percent to $1,869,947,000 compared to the first nine months in 2005. Our acquisition of Sun Bancshares, Inc. and its subsidiary, SunBank, in November 2005 partially attributed to the increase in earning assets.

•
Non-taxable equivalent yield on interest-earning assets for the first nine months of 2006 increased 93 basis points from the comparable period in 2005. The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•
The average cost of interest-bearing liabilities for the first nine months of 2006 increased 119 basis points from the same period in 2005. This is a reflection of the impact of rising rates on the banks’ sources of funding and increased competitive deposit pricing in selected products and markets. Increases in rates paid on certificates of deposit, money market deposits, and federal funds purchased primarily drove the increase in the cost of interest-bearing liabilities.

•
Taxable equivalent net interest margin decreased 13 basis points for the first nine months of 2006. The tax equivalent net interest margin at December 31, 2005 was 4.28%, or 11 basis points higher than the margin level at September 30, 2006. In the linked-quarter comparison, the third quarter of 2006 experienced a 1 basis point decrease from the second quarter of 2006.

Loans

Growth in commercial real estate and the Sun Bancshares acquisition drove the increase in total loans from the comparable period in 2005. Total loans grew 23 percent from the balance at September 30, 2005 and 10 percent from the balance at December 31, 2005. Loans are our largest category of earning assets, and commercial real estate loans represent 47 percent of our total loans. At September 30, 2006, loans outstanding, excluding loans held for sale, were $1,682,217,000, compared to $1,535,901,000 at December 31, 2005 and $1,372,325,000 at September 30, 2005. Loans outstanding include unearned income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Average total loans	$1,661,679	$1,336,406	$1,622,090	$1,266,619
Interest income on total loans	31,018	21,968	87,480	59,769
Non-TE yield	7.41%	6.52%	7.21%	6.31%

Interest earned on loans increased 41 percent in the third quarter of 2006 compared to the same period in 2005. Some key highlights are outlined below:

•
Average total loans increased 24 percent leading to an increase in our interest income. Following overall national market trends, our loan growth slowed compared to the previous linked quarter in 2006. However, we believe that the local South Carolina market will perform better than national trends would suggest. We have continued to experience strong loan growth in most of our local markets—particularly in the Upstate and Midlands regions. We have experienced slowing growth most noticeably in the coastal regions of the bank.

•	Our non-taxable equivalent yield increased by 89 basis points compared to the yield for the third quarter of 2005.
•	Overall growth in loans was also a result of our acquisition of Sun Bancshares.

For the first nine months of 2006, interest earned on loans increased 46 percent from the same period in 2005. In the nine-month comparisons, we noted the following:

•	Average total loans increased 28 percent, leading to an increase in our interest income.
•
Commercial real estate loans increased 41 percent to $782,680,000 from the amount at September 30, 2005. A primary reason for the increase in this category compared to the third quarter in 2005 is attributable to an increase in our commercial real estate lending team.

•	Consumer real estate loans increased 14 percent to $425,811,000 from the amount at September 30, 2005.
•	Our non-taxable equivalent yield increased by 90 basis points compared to the amount for the nine months ended September 30, 2005.
•	Overall growth in loans was also a result of our acquisition of Sun Bancshares.

Investment Securities

We use investment securities, the second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the portfolio remained relatively consistent with a bias towards increasing purchases of US government agency bonds rather than mortgage-backed securities. We continued our approach of slightly lengthening the average life of the portfolio as interest rates increased and with an anticipated end to the Federal Reserve's tightening cycle. At September 30, 2006, investment securities were $212,606,000, compared to $182,744,000 at December 31, 2005 and $178,286,000 at September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Average investment securities	$212,367	$174,841	$202,375	$171,656
Interest income on investment securities	2,576	1,850	7,129	5,382
Non-TE yield	4.81%	4.20%	4.71%	4.19%

Interest earned on investment securities increased 39 percent in the third quarter of 2006 compared to the same period in 2005. For the first nine months of 2006, interest earned increased 32 percent from the same period in 2005. Some key highlights are outlined below:

•	The increases resulted both from higher average outstanding balances and yields compared to the prior periods.
•	For the nine months ended September 30, 2006, we had a net unrealized pre-tax gain of $210,000 in the available for sale securities portfolio segment.

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

Interest-Bearing Liabilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Average interest-bearing liabilities	$1,622,970	$1,330,177	$1,592,352	$1,251,687
Interest expense	14,307	7,667	38,604	19,191
Rate	3.54%	2.29%	3.24%	2.05%

Interest expense on interest-bearing liabilities increased 87 percent in the third quarter of 2006 compared to the same period in 2005, driven largely by an increase in interest-bearing liabilities, a 125 basis point increase in the rate, and the Sun Bancshares acquisition. For the nine months ended September 30, 2006, rates increased 119 basis points from the comparable period in 2005. Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended September 30, 2006 grew 22 percent as compared to the same period in 2005.
•	Interest-bearing deposits grew 24 percent to $1,384,087,000 at September 30, 2006 from the period end balance at September 30, 2005 and grew 14 percent from the balance at December 31, 2005.
•
Average federal funds purchased and securities sold under agreements to repurchase increased 14 percent, up $17,214,000 from the average balance for the same period in 2005. For the nine months, ended September 30, 2006, the average balance increased 29 percent, up $33,914,000 from the average balance for the same period in 2005. The Federal Reserve raised the federal funds rate 150 basis points from the rate at September 30, 2005.

Noninterest-Bearing Deposits

Deposit growth continued to remain strong through the third quarter. We continued to see strong growth in the number of transaction accounts and savings accounts. Our customers opened 14,194 new demand deposit checking accounts during the first nine months of 2006, an 18 percent increase from openings in the number of accounts during the first nine months of 2005. While the amount of noninterest-bearing deposits decreased slightly from the linked quarter in 2006, the balance increased 8 percent, to $273,329,000, from the amount at December 31, 2005.

Provision for Loan Losses and Nonperforming Assets

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. We assess the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on this analysis, management and the board of directors consider the current allowance to be adequate. Nevertheless, our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses may vary from our estimates, and there is a possibility that charge-offs in future periods could exceed the allowance for loan losses as estimated at any point in time. We expect loan charge-off levels to increase slightly during the current year as compared to 2005.

The provision for loan losses for the third quarter ended September 30, 2006 was $1,048,000 compared to $1,674,000 in the comparable period last year and $1,522,000 in the immediately preceding quarter. The provision reflects a decrease in our allowance for loan losses due to lower third quarter 2006 net charge-offs and less new loan growth compared to the third quarter of 2005. Some key highlights regarding the third quarter asset quality are outlined below:

•	Nonperforming loans totaled $4,115,000, or 0.24% of period-end loans.
•	The current period’s provision also includes $295,000 charged off through the allowance for loan losses for principal balances of overdrafts.
•	The allowance for loan losses was $21,675,000, or 1.29% of total loans at September 30, 2006 and $20,025,000, or 1.30% of outstanding loans, at December 31, 2005.
•	The current allowance for loan losses provides 5.27 times coverage of period-end nonperforming loans.
•	The allowance provides approximately 9.32 times coverage of third quarter annualized net charge-offs.
•	Net charge-offs during the quarter ended September 30, 2006 were $587,000, compared to $641,000 in the third quarter of 2005.
•	Net charge-offs as a percentage of average annualized loans was 0.14% during the third quarter of 2006, a decrease from 0.19% in the comparable quarter of 2005.

Other Real Estate Owned (“OREO”)

OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of September 30, 2006, other real estate owned was $363,000, compared with $379,000 at December 31, 2005 and $1,083,000 at the end of the third quarter of 2005.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Service charges on deposit accounts	$3,512	$3,306	$9,988	$9,229
Secondary market mortgage fees	1,509	1,552	4,040	3,781
Bankcard services income	881	715	2,518	1,919
Trust fees	173	142	541	443
Other service charges, commissions, fees	893	810	2,590	2,222
Total noninterest income	$6,968	$6,525	$19,677	$17,594

Noninterest income growth of 7 percent in the third quarter of 2006 compared to the same period in 2005 came as a result of the following:

•	Service charges on deposit accounts increased 6 percent, driven by growth in total deposits during the quarter.
•
Bankcard services income increased 23 percent correlated to organic growth in deposit accounts. Growth in this revenue stream grew slower than the linked quarter comparison as a result of slower growth in deposits during the third quarter of 2006.

•
Investment services income, included in “other service charges, commissions, fees,” increased 32 percent, driven by improving branch and line of business referral activity, expansion of existing business, and increased productivity of existing investment consultants.

•
Trust asset management income, included in “Other service charges, commissions, fees,” increased 22 percent, driven by continued growth in recurring fee business and new customer relationships. In 2005, we invested in trust asset management by adding key personnel, expanding back-office trust accounting support, and enhancing asset management capabilities. As a result, we experienced increased productivity, efficiency, and operating leverage.

As noninterest income increased during the third quarter, secondary market mortgage fees decreased nearly 3 percent, reflecting a slow-down in the market. The origination volume for mortgage loans held for sale decreased slightly from the linked quarter in 2006.

For the first nine months of 2006, noninterest income increased 12 percent from the same period in 2005. In the nine-month comparisons, the increase is mainly attributable to the following:

•	Service charges on deposit accounts increased 8 percent, driven by growth in total deposits during the period.
•	Secondary market mortgage fees increased 7 percent, driven by higher origination volume overall for the nine months.
•	Bankcard services income increased 31 percent, driven largely by the number of new accounts opened.
•
Investment services income increased 29 percent, driven by increased productivity of our existing investment consultants and the addition of an investment consultant. We continue to retain an experienced staff that we believe contributed to an increase in income. We plan to hire additional investment consultants for targeted high growth markets during the fourth quarter of 2006 and first half of next year.

•	Trust asset management income increased 29 percent, driven by growth in recurring fee business and new customer relationships.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Salaries and employee benefits	$10,226	$8,668	$30,053	$25,038
Net furniture and equipment expense	1,181	1,124	3,505	3,159
Net occupancy expense	1,088	913	3,148	2,550
Advertising and public relations	748	647	2,182	1,635
Information services expense	572	550	1,684	1,304
Bankcard services expense	319	182	771	500
Amortization	203	150	602	408
Other	3,415	3,261	8,939	8,725
Total noninterest expense	$17,752	$15,495	$50,884	$43,319

Noninterest expense increased 15 percent in the third quarter of 2006 compared to the same period in 2005, primarily as a result of the following:

•
Salaries and commissions expense increased 18 percent, driven by sales volume incentives paid to employees on certain banking products and an increase in employees as a result of organic growth. The increase was also partially attributable to an increase in full time equivalent employees gained in the Sun Bancshares acquisition. We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives and organic growth in the fourth quarter of 2006.

•	Net occupancy expense increased 19 percent, driven by growth in the number of financial centers compared to the number in the comparable quarter of 2005.
•	The increase in Bankcard services expense during the period resulting from a reclassification of certain expenses.
•	Advertising and public relations expense increased 16 percent as we continue to build branding value for our banks as we expand our statewide presence in South Carolina.

Other noninterest expense includes a $216,000 increase in miscellaneous charge-offs, an increase resulting partially from an isolated check fraud occurrence perpetrated from outside our lead bank subsidiary. We have implemented corrective actions to help prevent a possible occurrence in the future. However, overall charge-offs were offset by a $173,000 decrease in overdraft charge-offs during the quarter. Other noninterest expense also includes a $141,000 write-down on the disposal of certain bank equipment during the third quarter 2006.

For the nine months ended September 30, 2006, noninterest expense increased 17 percent from the same period in 2005. This increase is mainly attributable to the following:

•	Salaries and commissions expense increased 20 percent, driven by sales volume incentives paid to employees and our organic growth.
•	Amortization expense increased 48 percent, driven primarily by intangible assets related to the November 2005 acquisition of SunBank.
•	Net occupancy expense increased 23 percent, driven by growth in the number of financial centers.
•	Bankcard services expense increased 54 percent, in correlation with an increase in bankcard services income and a reclassification of certain expenses in the third quarter of 2006.
•	Advertising and public relations expense increased 33 percent, driven by an expanded advertising campaign related to branding and deposit generation.
•
Information services expense increased 29 percent, driven by growth in financial centers—specifically the acquisition of three financial centers in the SunBank acquisition and two loan production offices opened in the Charleston, SC market in the first quarter of 2006.

Noninterest Expense Includes Share-Based Compensation

As described under Recent Accounting Pronouncements in our Annual Report on Form 10-K for the year ended December 31, 2005, we are required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment, to measure all employee share-based compensation using the fair value method and record share-based compensation expense in our statement of income. We have elected to use the modified-prospective method which requires us to recognize a fair value expense for all awards granted, modified or settled beginning in the year of adoption. Under Statement No. 123R, we recognized share-based compensation cost in noninterest expense for stock options and the employee stock purchase plan in the amounts of $303,000 and $34,000, respectively, for the nine months ended September 30, 2006. We have always expensed the fair-value of restricted stock grants over the vesting period of each grant.

Capital Resources and Liquidity

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2006, shareholders’ equity was $160,331,000, an increase of $11,928,000, or 8 percent, from $148,403,000 at December 31, 2005.

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

Capital Adequacy Ratios	September 30,	December 31,
	2006	2005

Tier 1 risk-based capital	10.19	10.25
Total risk-based capital	11.44	11.45
Tier 1 leverage	8.18	8.58

Compared to December 31, 2005, our capital ratios have slightly declined primarily because of the continuing growth in assets. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classifications.

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

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of September 30, 2006, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had five such credit concentrations for the nine month period ended September 30, 2006, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to lessors of residential buildings, and loans to borrowers constructing new single family housing.

Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results. Such risks and uncertainties include, among others, the following possibilities:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2006 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the third quarter of 2006:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	$6,703	*	$37.69	--	147,872
August 1 - August 31	--		--	--	147,872
September 1 - September 30	--		--	--	147,872

Total	$6,703			--	147,872

* These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to purchase 250,000 shares announced in February 2004.

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2006           /s/ Robert R. Hill, Jr.
President and Chief Executive Officer

Date: November 9, 2006           /s/ Richard C. Mathis
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No. Description

Exhibit 31.1  Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2  Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1  Section 1350 Certification of Principal Executive Officer

Exhibit 32.2 Section 1350 Certification of Principal Financial Officer