Form 10-K
period 2006-12-31
SCBT FINANCIAL CORP
filed 2007-03-16
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006

Commission file number 001-12669

SCBT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation)	57-0799315 (IRS Employer Identification No.)

520 Gervais Street Columbia, South Carolina (Address of principal executive offices)	29201 (Zip Code)

(800) 277-2175
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $2.50 par value per share	The NASDAQ Global Select MarketSM

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of the voting stock of the registrant held by non-affiliates was $291,781,000 based on the closing sale price of $35.65 per share on June 30, 2006. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 6, 2007 was 8,741,929.

Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

SCBT Financial Corporation

(1) All or portions of this item are incorporated by reference to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Forward-Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors about which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

PART I

Item 1. Business

SCBT Financial Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We were formerly named First National Corporation until February 2004. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiaries: South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1932 and 1996, respectively. The Mortgage Banc, Inc., organized in 2004, is a wholly-owned subsidiary of South Carolina Bank and Trust. Our common stock trades on The NASDAQ Global Select MarketSM under the ticker symbol “SCBT.”

SCBT Financial Corporation is a legal entity separate and distinct from our subsidiaries. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. SCBT Financial Corporation’s operating revenues and net income are derived primarily from cash dividends received from our bank subsidiaries.

Our subsidiaries provide a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 45 financial centers in 16 South Carolina counties, and have served South Carolinians for seventy-three years. At December 31, 2006, the Corporation had $2.2 billion in assets, $1.8 billion in loans, $1.7 billion in deposits, $161.9 million in shareholders’ equity, and a market capitalization of $363.8 million.

We began operating in 1934 in Orangeburg, South Carolina and have maintained our ability to provide superior local service while also leveraging our size to offer many products more common to super-regional banks. We have pursued a growth strategy that relies primarily on organic growth, supplemented by the acquisition of select financial institutions or branches in certain market areas.

We have continued to expand our business in South Carolina. We have outlined highlights below:

•
November 2006—purchased a banking location from Beach First National Bank in Myrtle Beach. We have plans to open the site as a full-service South Carolina Bank and Trust branch in the second quarter of 2007.

•	October 2006—opened a limited-service branch in Irmo, South Carolina.

•
June 2006—opened our Indian Land full-service branch in Fort Mill, South Carolina as part of South Carolina Bank and Trust of the Piedmont. The branch was converted from a loan production office. We also opened a limited-service branch in Lexington, South Carolina. To replace the location, we are building a full-service branch scheduled to open in 2007.

•
April 2006—opened a loan production office in Daniel Island, South Carolina. Also in April, we converted our Devine Mortgage location to a full-service branch on Forest Drive in Columbia, South Carolina.

•	March 2006—merged SunBank, N.A. into our lead bank subsidiary, South Carolina Bank and Trust.

•
February 2006—opened a loan production office in Charleston, South Carolina as part of South Carolina Bank and Trust and converted the location to a limited-service branch in 2006. We have plans to move the branch to a full-service location in early 2007. We moved the South Carolina Bank and Trust of the Piedmont loan production office in Fort Mill, South Carolina to a full-service branch location.

•
November 2005—expanded our footprint farther up the South Carolina coast with the acquisition of Sun Bancshares, Inc. and its subsidiary, SunBank. The acquisition provided us with two additional branches in Murrells Inlet and Georgetown, South Carolina. SunBank’s third property is a loan production office located in Myrtle Beach, South Carolina.

•	May 2005—purchased Devine Mortgage, a small South Carolina mortgage originator.

•	July 2005—formed SCBT Capital Trust III for the purpose of issuing an aggregate of $20 million of trust preferred securities.

•	April 2005—formed SCBT Capital Trust I and SCBT Capital Trust II for the purpose of issuing an aggregate of $20 million of trust preferred securities.

•
April 2005—continued to expand in the western portion of South Carolina with our acquisition of New Commerce BanCorp and we merged its subsidiary, New Commerce Bank, into our lead subsidiary bank. The acquisition provided us with two new branches in Simpsonville and Greenville, South Carolina. Both branches are located in one of the fastest growing markets in the State.

•	December 2004—opened a loan production office in Hilton Head, South Carolina, and moved to a full-service branch.

•
September 2004—opened two loan production offices, a Summerville service facility, just north of Charleston, South Carolina, which was later granted a branch charter to provide full service banking to its customers, and an additional Fort Mill, South Carolina office serving the Tega Cay community near Charlotte, North Carolina.

•
April 2004—incorporated The Mortgage Banc, Inc. (“TMB”) as a wholly-owned subsidiary of South Carolina Bank and Trust. TMB focuses on providing mortgage products and services to other financial institutions and mortgage companies in South Carolina and some out-of-state markets. TMB’s offices and personnel are located at our headquarters in Columbia, South Carolina.

•
February 2004—purchased the Denmark, South Carolina branch of Security Federal Bank, including premises and equipment, performing loans, and deposits. At the time of the transaction, we vacated the existing leased Denmark office and relocated its operations to a newly acquired banking facility.

Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this facility is Post Office Box 1030, Columbia, South Carolina 29202 and telephone number is (800) 277-2175.

Available Information

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website at www.scbtonline.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available on our website the following: (i) Corporate Governance Guidelines, (ii) Code of Conduct & Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Management Resources & Compensation, and Corporate Governance & Nominating Committees of our Board of Directors. These materials are available in a printed format free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, SCBT Financial Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934 are also available through our website. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

We serve customers through our subsidiary banks located in the state of South Carolina. Through our lead bank, South Carolina Bank and Trust, we conduct our business from thirty-nine financial centers in fourteen South Carolina counties. We conduct our Piedmont business from six financial centers in two South Carolina counties.

We compete in a highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase as a result of consolidation among banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non-bank competitors in certain markets. Broadly speaking, we compete with super-regional, smaller community banks, and non-traditional internet based banks. We compete for deposits and loans with commercial banks, savings institutions, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities. Many of these non-bank competitors are not subject to the same regulatory oversight, which provides a competitive advantage in some instances. In many cases, our competitors have substantially greater resources, can provide higher lending limits, and offer certain services that we are unable to provide to our customers.

We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers the highest interest rates on deposit accounts, the lowest interest rates charged on loans and other credit, and reasonable service charges. Our customers also consider the quality and scope of the services provided, the convenience of banking facilities, and relative lending limits in the case of loans to commercial borrowers. Our customers may also take into account the fact that other banks offer different services other than those that we provide. The large national and super-regional banks may have significantly greater lending limits and may offer additional products. However, we believe that SCBT has been able to compete successfully with our competitors, regardless of their size. We do this by emphasizing customer service and by providing a wide variety of services.

Employees

As of December 31, 2006, our subsidiaries had 634 full-time equivalent employees compared to 590 as of the same date in 2005. We consider our relationship with our employees instrumental to the success of our business. We provide our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005, and a 401(k) plan with company match.

Regulation and Supervision

As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. Below, we have provided some specific information relevant to SCBT. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the Securities and Exchange Commission, and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs.

We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our banks are organized as national banking associations. They are subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, SCBT and our banks are subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies, and the South Carolina State Board of Financial Institutions (the "State Board"). The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and its subsidiaries.

Under the Bank Holding Company Act (the "BHC Act"), our activities and those of our subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for our subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, under South Carolina law, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

The Graham-Leach-Bailey Act amended a number of federal banking laws affecting SCBT and our banks. In particular, the Graham-Leach-Bailey Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bailey Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.

Interstate Banking

National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. In July 1994, South Carolina enacted legislation which effectively provided that, after June 30, 1996, out-of-state bank holding companies may acquire other banks or bank holding companies in South Carolina, subject to certain conditions. Further, pursuant to the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state, beginning in September 1995, without regard to the permissibility of such acquisition under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state, prior to the July 1, 1997 effective date, determined to "opt out" of coverage under this provision. In addition, the Interstate Banking and Branching Efficiency Act authorized a bank to open new branches in a state in which it does not already have banking operations if such state enacted a law permitting such "de novo" branching. Effective July 1, 1996, South Carolina law was amended to permit interstate branching through acquisitions but not de novo branching by an out-of-state bank. We believe that the foregoing legislation has increased takeover activity of South Carolina financial institutions by out-of-state financial institutions.

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

In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

The Federal Reserve Board and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to SCBT. As of December 31, 2006 and 2005, our subsidiary banks had the following leverage ratios and total risk-based capital:

	December 31,
(In percent)	2006	2005
Tier 1 Leverage Ratios
SCBT Financial Corporation	8.11	8.58
South Carolina Bank and Trust	8.02	7.88
South Carolina Bank and Trust of the Piedmont	7.56	8.16
SunBank	n/a	12.96

Total Risk-Based Capital
SCBT Financial Corporation	11.36	11.45
South Carolina Bank and Trust	11.18	10.90
South Carolina Bank and Trust of the Piedmont	11.12	11.86
SunBank	n/a	15.96

The FDICIA, among other items, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The FDICIA also imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan (see "Obligations of Holding Company to its Subsidiary Banks," above). In addition, the FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation. The FDICIA permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, a Tier 1 leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total risk-based capital ratio of a least 8%, and a Tier 1 leverage ratio of at least 4% (or 3% in some cases). Under these guidelines, each Bank is considered well capitalized.

Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentration of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position), and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, if we were to engage in significant trading activity (as defined in the amendment) we must incorporate a measure for market risk in our respective regulatory capital calculations effective for reporting periods after January 1, 1998.

Payment of Dividends

SCBT is a legal entity separate and distinct from its subsidiaries. Funds for cash distributions to our shareholders are derived primarily from dividends received from our bank subsidiaries. Each of our banks is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our banks to pay dividends will indirectly restrict the ability of SCBT to pay dividends.

The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts in excess of the bank's allowance for loan losses. Further, if in the opinion of the OCC a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

In addition to the foregoing, the ability of SCBT and its banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of SCBT, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of SCBT’s subsidiaries.

Certain Transactions by SCBT and its Affiliates

Various legal limitations place restrictions on the ability of the Banks to lend or otherwise supply funds to SCBT and its affiliates. The Federal Reserve Act limits a bank's "covered transactions," which include extensions of credit, with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Also, the Federal Reserve Act requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. In addition, the Federal Reserve Act limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

Insurance of Deposits

Deposits at the bank are insured by the Deposit Insurance Fund as administered by the FDIC, up to the applicable limits established by law - generally $100,000 per accountholder and $250,000 for certain retirement accountholders. As FDIC-insured institutions, our banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of our banks, we do not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the earnings of our banks in 2007.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering. Further, the Act grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institution's operations. We have adopted policies and procedures to comply with the provisions of the IMLAFA.

Other Laws and Regulations

Interest and certain other charges collected or contracted for by our banks are subject to state usury laws and certain federal laws concerning interest rates. Our banks’ operations are also subject to certain federal laws applicable to credit transactions, such as the following:
•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers,
•
Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve (which includes the investment of assets in loans to low- and moderate-income borrowers),

•
Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves,

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit,
•	Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies,
•	Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of our banks are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

From time to time, bills are pending before the United States Congress and in the South Carolina state legislature which in certain cases contain wide-ranging proposals for altering the structure, regulation, and competitive relationships of financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected.

Fiscal and Monetary Policy

Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest we pay on our deposits and other borrowings, and the interest we receive on our loans and securities holdings, constitutes the major portion of our banks’ earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. We cannot predict the nature and timing of any changes in such policies and their impact on our business.

Item 1A. Risk Factors

Our business operations may be adversely affected by certain risk factors outside of our control. We believe the risk factors listed could materially and adversely affect our business, financial condition or results of operations. We may also be adversely affected by additional risks and uncertainties or those that we believe are currently immaterial to our business operations. In such cases, you could lose part or all of your investment.

General Business Risks

Our net interest income may decline based on the interest rate environment.

We depend on our net interest income to drive profitability. Differences in volume yields or interest rates and differences in income earning products such as interest-earning assets and interest-bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Net interest income may decline if:

•	In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
•	In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrink or disappear, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively affect our net interest income when general interest rates continue to rise periodically.

We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.

Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general United States economic conditions, and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, thus a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, for example a decrease in value of mortgage servicing rights. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience, and the credit performance of such items.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (i) depreciate over time, (ii) difficult to appraise and liquidate, and (iii) fluctuate in value based on the success of the business.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 81.7% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our business is predominately focused in one state, South Carolina, and adverse economic conditions in South Carolina could negatively impact results from operations and financial condition.

Because of our concentration of business in the same geographical region, adverse economic conditions in that particular region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified.

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and firms are replacing many smaller and more local banks and firms. These larger firms hold a large accumulation of assets. These larger institutions have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these banks operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than SCBT. In addition, competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

We are exposed to a possible loss of our employees and critical management team.

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our operations. Also, as we continue to grow operations, our success depends on our ability to continue to attract, manage, and retain other qualified middle management personnel. We cannot guarantee that we will continue to attract or retain such personnel.

We are exposed to a need for additional capital resources for the future and the fact that these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments. We cannot provide assurance that such financing will be available to us on acceptable terms or at all.

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank subsidiaries.

We are subject to Federal Reserve Board regulation. Our Banks are subject to extensive regulation, supervision, and examination by their primary federal regulator, the Office of the Comptroller of the Currency (“OCC”), and by the Federal Deposit Insurance Corporation (“FDIC”), the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank (“FHLB”), our Banks must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Banks’ activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our subsidiaries under these laws could have a material adverse effect on our results of operations.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. For example, regulation of government-sponsored entities has been receiving a great deal of attention recently. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

We are exposed to declines in the value of qualified pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding, which could require us to provide significant amounts of funding for our qualified pension plan.

We expect to make material cash contributions to our qualified defined benefit pension plan in the near and long term. A significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our qualified defined benefit pension plan with a greater amount of cash from operations, perhaps by an additional material amount.

Other Risk Factors

We may decide to make future acquisitions, which could dilute current shareholders’ stock ownership and we may become more susceptible to adverse economic events.

In accordance with our strategic plan, we continually evaluate opportunities to acquire other banks and/or branch locations to grow SCBT. As a result, we may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

Our acquisition activities could be material to SCBT. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest in SCBT. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In those events, we could become more susceptible to economic downturns and competitive pressures.

We may be exposed to difficulties in combining the operations of acquired entities into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which SCBT and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to SCBT not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Our stock price may be volatile.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future could adversely affect the price of SCBT’s common stock, and the current market price may not be indicative of future market prices.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The Midlands region lead branch of South Carolina Bank and Trust is also located in this 57,000 square-foot building. The main offices of South Carolina Bank and Trust are in a four-story facility with approximately 48,000 square feet of space for operating and administrative purposes, located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. South Carolina Bank and Trust also owns twenty-seven other properties and leases twenty properties, all of which are used, substantially, as branch locations or for housing other operational units.

South Carolina Bank and Trust of the Piedmont owns a 12,000 square foot office building that serves as its main office, located at 1127 Ebenezer Road, Rock Hill, South Carolina. The bank owns three additional properties and leases three others, which are used as branches and loan production offices.

Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3. Legal Proceedings

We are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business as of December 31, 2006 and the date of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders in the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The table below describes historical information regarding our common equity securities:

	2006	2005	2004	2003	2002
Stock Performance
Dividends per share	$0.68	$0.68	$0.65	$0.63	$0.54
Dividend payout ratio	30.88%	34.29%	36.66%	33.98%	33.71%
Dividend yield (based on the average
of the high and low for the year)	1.81%	2.14%	2.06%	2.47%	2.42%
Price/earnings ratio (based on year-end
stock price and diluted earnings per share)	18.46x	16.46x	19.52x	15.70x	13.45x
Price/book ratio (end of year)	2.25x	1.95x	2.27x	2.05x	1.78x

Common Stock Statistics
Stock price ranges:
High	$42.93	$34.94	$37.61	$30.71	$27.96
Low	32.38	28.50	25.57	20.38	16.73
Close	41.73	33.42	33.57	28.58	22.86
Volume traded on exchanges	2,510,900	2,202,700	1,711,500	1,436,000	2,049,200
As a percentage of average shares outstanding	28.89%	27.09%	21.23%	17.81%	25.46%
Earnings per share, basic	$2.17	$1.95	$1.66	$1.74	$1.64
Earnings per share, diluted	2.15	1.93	1.64	1.73	1.63
Book value per share	18.57	17.17	14.77	13.91	12.85

In reference to the table above, per share data have been retroactively adjusted to give effect to a 10% common stock dividend paid to shareholders of record on November 22, 2002, a 5% common stock dividend paid to shareholders of record on December 20, 2004, and a 5% common stock dividend paid to shareholders of record on March 9, 2007.

Quarterly Common Stock Price Ranges and Dividends

	2006			2005
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$ 36.08	$ 33.00	$ 0.17	$ 33.70	$ 28.53	$ 0.17
2nd	35.70	32.38	0.17	32.01	28.50	0.17
3rd	39.94	32.50	0.17	34.94	30.75	0.17
4th	42.93	36.20	0.17	34.93	30.81	0.17

As of March 6, 2007, we had issued and outstanding 8,741,929 shares of Common Stock which were held by approximately 5,400 shareholders of record. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol “SCBT.”

We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our bank subsidiaries. Certain restrictions exist regarding the ability of our subsidiaries to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of our Banks’ respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2006, approximately $37.3 million of our Banks’ retained earnings were available for distribution to SCBT as dividends without prior regulatory approval. For the year ended December 31, 2006, our Banks paid dividends of approximately $5.9 million to SCBT. We anticipate that we will continue to pay comparable cash dividends in the future.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2006:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	2,988	*	$38.22	--	147,872
November 1 - November 30	--		--	--	147,872
December 1 - December 31	--		--	--	147,872

Total	2,988			--	147,872

* These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the plan to repurchase 250,000 shares announced in February 2004.

Item 6. Selected Financial Data

The following table presents selected financial data for the five years at December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002
Financial Data
Assets	$2,178,413	$1,925,856	$1,436,977	$1,197,692	$1,144,948
Loans, net of unearned income *	1,760,830	1,535,901	1,153,230	938,760	863,422
Investment securities	210,391	182,744	165,446	152,009	164,951
Deposits	1,706,715	1,473,289	1,171,313	947,399	898,163
Nondeposit borrowings	293,521	294,420	141,136	133,017	138,116
Shareholders' equity	161,888	148,403	118,798	112,349	103,495
Number of locations	45	41	34	32	32
Full-time equivalent employees	634	590	513	514	480
Number of common shares outstanding	8,719,146	8,644,883	7,657,094	7,690,186	7,673,339

Selected Ratios
Return on average equity	12.72%	13.19%	12.20%	13.72%	14.09%
Return on average assets	0.97	1.00	1.05	1.23	1.28
Average equity as a percentage of average assets	7.59	7.56	8.65	9.00	9.05

Asset Quality Ratios
Allowance for loan losses to period end loans	1.29%	1.30%	1.25%	1.25%	1.28%
Allowance for loan losses to period end
nonperforming loans	492.14	468.74	442.64	173.30	233.47
Nonperforming assets to period end
loans and OREO	0.30	0.32	0.43	0.87	0.67
Nonperforming assets to period end total assets	0.24	0.24	0.35	0.88	0.51
Net charge-offs to average loans	0.16	0.11	0.15	0.19	0.25

* - Excludes loans held for sale.

The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2006	2005	2004	2003	2002
Summary of Operations
Interest income	$131,647	$94,293	$67,913	$64,854	$67,324
Interest expense	54,281	28,710	14,643	14,622	18,752
Net interest income	77,366	65,583	53,270	50,232	48,572
Provision for loan losses	5,268	4,907	4,332	2,345	3,227
Net interest income after provision for loan losses	72,098	60,676	48,938	47,887	45,345
Noninterest income	26,709	23,855	22,650	22,915	17,848
Noninterest expense	68,718	60,053	51,135	48,715	42,567
Income before provision for income taxes	30,089	24,478	20,453	22,087	20,626
Provision for income taxes	10,284	7,823	6,437	7,301	6,792
Net income	$19,805	$16,655	$14,016	$14,786	$13,834

Per Common Share
Net income, basic	$2.17	$1.95	$1.66	$1.74	$1.64
Net income, diluted	2.15	1.93	1.64	1.73	1.63
Book value	18.57	17.17	14.77	13.91	12.85
Cash dividends	0.68	0.68	0.65	0.63	0.54
Dividend payout ratio	30.88%	34.29%	36.66%	33.98%	33.71%

In reference to the table above, net income per share data have been retroactively adjusted to give effect to a 10% common stock dividend paid to shareholders of record on November 22, 2002, a 5% common stock dividend paid to shareholders of record on December 20, 2004, and a 5% common stock dividend paid to shareholders of record on March 9, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes SCBT Financial Corporation and its subsidiaries’ results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

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

Overview

We continued to achieve outstanding results during 2006 despite a more difficult banking climate. We grew consolidated net income to $19.8 million and continued to have strong asset growth throughout our bank subsidiaries. Diluted earnings per share grew 11.4% during 2006. Our balance sheet growth in 2006 reflected purely organic growth, as we paused in acquisitions during the year. We experienced a 14.6% increase in total loans net of unearned income and a 15.8% increase in total deposits. We increased total assets by 13.1% during 2006.

As net interest margins continued to fall during 2006, growth in loan balances compensated for the decline and we ended the year with $77.4 million in net interest income, an 18.0% increase from the comparable year in 2005. The increase in our provision for loan losses to $5.3 million from $4.9 million in the comparable year ended December 31, 2005, reflects strong loan growth during the year and inclusion of automated overdraft protection (“AOP”) net charge-offs. We experienced our strongest loan growth during the year in the fourth quarter of 2006. Our credit quality remained very sound despite a change to include AOP net charge-offs in our allowance for loan losses. For the year ended December 31, 2006, the ratio of net charge-offs to average loans was 0.16% (including 0.04% resulting from AOP), a slight increase from 0.11% in the comparable year of 2005. Net charge-offs for AOP was not included in the ratio for the comparable year of 2005. Other real estate owned, or OREO, increased slightly but remained low at $597,000.

Our noninterest income increased during 2006, resulting from higher service charges, secondary market mortgage fees, bankcard fees, and investment services. We were extremely successful in opening 19,312 new checking accounts in 2006. Higher salaries and employee benefits contributed to higher noninterest expense during 2006, a by-product of our expanded footprint in South Carolina. Even with the investment to expand into the Charleston market, we were able to decrease our efficiency ratio to 65.22% from the comparable year of 2005. This reflects the continued success of our existing offices and support staff to adequately control costs. We are focused to continue lowering our efficiency ratio.

Our banks, South Carolina Bank and Trust and South Carolina Bank and Trust of the Piedmont, continue to be well capitalized.

At December 31, 2006, we had $2.2 billion in assets and approximately 634 full-time equivalent employees. Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Significant accounting policies are described in Note 1 to the audited consolidated financial statements. These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities. Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

The allowance for loan losses reflects the estimated losses that will result from the inability of our subsidiary banks’ borrowers to make required loan payments. In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses. See “Loan Loss Provision” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Core deposit premium costs, included in other assets in the consolidated balance sheets, consist of costs that resulted from the acquisition of deposits from other commercial banks. Core deposit premium costs represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated annually for impairment.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited Consolidated Financial Statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

We grew consolidated net income by $3.2 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Below are key highlights of our results of operations during 2006:

•	Consolidated net income increased 18.9% to $19.8 million in 2006 compared with $16.7 million in 2005 and $14.0 million in 2004, which reflects an increase of 18.8% in 2005 compared to 2004.
•	Basic earnings per share increased 11.3% to $2.17 in 2006 compared with $1.95 in 2005 and $1.66 in 2004.
•	Diluted earnings per share increased 11.4% to $2.15 in 2006 compared with $1.93 in 2005 and $1.64 in 2004.
•	Book value per common share of $18.57 at the end of 2006, an increase from $17.17 at the end of 2005 and $14.77 at the end of 2004.
•
Return on average assets decreased slightly to 0.97% in 2006, compared with 1.00% in 2005 and 1.05% in 2004. Our return on average assets was affected by a large increase in total assets and rate increases on our interest-bearing liabilities for the year ended December 31, 2006.

•	Return on average shareholders' equity decreased somewhat to 12.72% in 2006, compared with 13.19% in 2005 and 12.20% in 2004.

Per share data above have been retroactively adjusted to give effect to a 5% stock dividend paid to shareholders of record on March 9, 2007 and December 20, 2004.

Growth in interest-earning assets drove total interest income to increase by $37.3 million, or 39.6%, during 2006. For the year ended December 31, 2006, total interest income was $131.6 million compared to $94.3 million in 2005, which reflects an increase of 38.8% in 2005 from $67.9 million in 2004. The increase was volume driven related to strong loan growth, mainly in commercial real estate loans.

Higher volume and rates on interest-bearing liabilities drove total interest expense higher by $25.6 million, or 89.1%, during 2006. For the year ended December 31, 2006, total interest expense was $54.3 million compared to $28.7 million in 2005 and $14.6 million in 2004. The increase resulted primarily from the rising interest rate environment and growth in certificate of deposit products.

In February 2004, SCBT’s Board of Directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2006 and 2005. During the year ended December 31, 2004, we repurchased 120,908 shares at a cost of $3.6 million. During 2006 and 2005, we redeemed 13,149 and 8,467 of SCBT shares from officers at an average cost of $37.23 and $30.28, respectively, under an approved program designed to facilitate stock option exercises under SCBT's stock option plans.

In the table below, we have reported our results of operations by quarter for the years ended December 31, 2006 and 2005.

Table 1 - Quarterly Results of Operations (unaudited)

	2006 Quarters				2005 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$35,323	$34,085	$32,389	$29,850	$27,379	$24,532	$22,615	$19,767
Interest expense	15,678	14,307	12,829	11,467	9,519	7,667	6,415	5,109
Net interest income	19,645	19,778	19,560	18,383	17,860	16,865	16,200	14,658
Provision for loan losses	1,552	1,048	1,522	1,146	1,446	1,674	1,064	723
Noninterest income	7,044	6,968	6,662	6,035	6,238	6,549	5,788	5,280
Noninterest expense	17,844	17,752	16,753	16,369	16,735	15,495	14,680	13,143
Income before income taxes	7,293	7,946	7,947	6,903	5,917	6,245	6,244	6,072
Income taxes	2,535	2,686	2,946	2,117	1,832	1,850	2,139	2,002
Net income	$4,758	$5,260	$5,001	$4,786	$4,085	$4,395	$4,105	$4,070

Net Interest Income

Net interest income is the largest component of our net income. Net interest income is the difference between our income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on interest-earning assets, rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin.

The Federal Reserve raised short-term interest rates 100 basis points during 2006 and maintained a 5.25% targeted Fed funds rate as of December 31, 2006. Increases in short-term rates have caused an inversion on the front end of the yield curve. We, like many other financial institutions, have relied more heavily on higher cost certificates of deposit balances for funding during 2006. The decrease in our net interest margin reflects these factors as interest rates on our average interest-bearing liabilities have adjusted higher more quickly than yields on interest-earning assets. However, we have continued to grow interest-earnings assets to sustain net interest income in spite of the margin compression.

Net interest income highlighted for the year ended December 31, 2006:

•	Net interest income increased by $11.8 million, or 18.0%, to $77.4 million during 2006.
•	Higher 2006 net interest income was volume related as total average interest-earning assets increased by $347.9 million, or 22.4%, during 2006.
•	An increase in loans was the largest contributor to volume increase.
•	Decrease of 29 basis points in net interest spread significantly offset our strong interest-earning asset growth during 2006.
•	Non-TE (non-taxable equivalent) net interest margin decreased 15 basis points to 4.08%.
•	Net interest margin (taxable equivalent) decreased 16 basis points to 4.12%.
•	Interest-free funds favorably impacted net interest margin by 50 basis points.

Net interest income highlighted for the year ended December 31, 2005:

•	Net interest income increased by $12.3 million, or 23.1%, to $65.6 million during 2005.
•	Higher 2005 net interest income was volume related as total average interest-earning assets increased by $310.0 million, or 25.0%, during 2005.
•	Decrease of 14 basis points in net interest spread significantly offset the impact of strong interest-earning asset growth.
•	Non-TE net interest margin decreased 6 basis points to 4.23%.
•	Net interest margin decreased 9 basis points to 4.28%.
•	Interest-free funds favorably impacted net interest margin by 36 basis points.

Net interest income highlighted for the year ended December 31, 2004:

•	Net interest income increased by $3.0 million, or 6.0%, to $53.3 million during 2004.
•	Higher 2004 net interest income was related to volume and the decrease in rates on average interest-earning assets.
•	Total average interest-earning assets increased $117.3 million, or 10.4%, during 2004.

•
Decrease of 16 basis points in net interest spread partially offset the impact of strong earning asset growth, reflecting a greater decline in rates earned on interest-earning assets as compared with rates paid on interest-bearing liabilities.

•	Non-TE net interest margin decreased 18 basis points to 4.29%.
•	Net interest margin decreased 19 basis points to 4.37%, resulting from a continued low interest rate environment.
•	Interest-free funds favorably impacted net interest margin by 28 basis points.

Table 2 - Volume and Rate Variance Analysis

	2006 Compared to 2005			2005 Compared to 2004
	Changes Due to			Changes Due to
	Increase (Decrease) In			Increase (Decrease) In
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total

Interest income on:
Loans (2)	$21,421	$13,659	$35,080	$15,971	$8,352	$24,323
Investments:
Taxable	1,439	949	2,388	739	552	1,291
Tax exempt (3)	(140)	88	(52)	(267)	23	(244)
Funds sold	(377)	486	109	833	(22)	811
Interest-earning deposits
with banks	(258)	87	(171)	32	167	199
Total interest income	22,085	15,269	37,354	17,308	9,072	26,380

Interest expense on:
Deposits
Interest-bearing
transaction accounts	76	769	845	86	229	315
Savings	406	2,829	3,235	1,009	2,864	3,873
Certificates of deposit	5,950	9,654	15,604	2,080	3,635	5,715
Funds purchased	632	2,413	3,045	250	2,094	2,344
Notes payable	2,413	429	2,842	1,357	463	1,820
Total interest expense	9,477	16,094	25,571	4,782	9,285	14,067
Net interest income	$12,608	$(825)	$11,783	$12,526	$(213)	$12,313

(1) The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2) Nonaccrual loans are included in the above analysis.
(3) Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Table 3 - Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	2006			2005			2004
Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate

Assets
Interest-earning assets
Loans, net of unearned income	$1,667,312	$120,670	7.24%	$1,333,554	$85,590	6.42%	$1,057,813	$61,267	5.79%
Investment securities
Taxable	181,426	8,551	4.71%	147,071	6,162	4.19%	127,370	4,861	3.82%
Tax exempt	24,031	1,165	4.85%	27,164	1,217	4.48%	33,417	1,461	4.37%
Funds sold	21,647	1,058	4.89%	30,056	949	3.16%	11,156	138	1.24%
Interest-earning deposits with banks	3,899	203	5.21%	12,568	375	2.98%	10,613	186	1.75%
Total interest-earning assets	1,898,315	131,647	6.93%	1,550,413	94,293	6.08%	1,240,369	67,913	5.48%
Cash and other assets	174,438			137,299			102,103
Less, allowance for loan losses	(21,135)			(16,687)			(13,026)
Total assets	$2,051,618			$1,671,025			$1,329,446

Liabilities
Interest-bearing liabilities
Deposits
Interest-bearing transaction accounts	$276,101	$1,899	0.69%	$257,538	$1,054	0.41%	$230,749	$739	0.32%
Savings	361,718	9,228	2.55%	338,759	5,993	1.77%	229,545	2,120	0.92%
Certificates of deposit	694,932	29,703	4.27%	488,689	14,099	2.89%	391,542	8,384	2.14%
Funds purchased	149,081	6,076	4.08%	123,352	3,031	2.46%	90,445	687	0.76%
Notes payable	134,775	7,375	5.47%	87,959	4,533	5.15%	58,630	2,713	4.63%
Total interest-bearing liabilities	1,616,607	54,281	3.36%	1,296,297	28,710	2.21%	1,000,911	14,643	1.46%
Demand deposits	266,400			240,941			208,106
Other liabilities	12,896			7,527			5,549
Shareholders' equity	155,715			126,260			114,880
Total liabilities and shareholders' equity	$2,051,618			$1,671,025			$1,329,446

Net interest spread			3.58%			3.87%			4.01%
Impact on interest free funds			0.50%			0.36%			0.28%
Net interest margin (non-taxable equivalent)			4.08%			4.23%			4.29%
Net interest margin		$77,366			$65,583			$53,270

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. These sources provide stability when our banks experience net interest margin compression as in 2006 and in recent years. In 2006, 2005, and 2004, noninterest income comprised 25.7%, 26.7%, and 29.8%, respectively, of total net interest and noninterest income. The decrease from 2005 resulted from an increase in our net interest income, driven by total interest-earning asset growth and interest rate increases for the year ended December 31, 2006.

Table 4 - Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Service charges on deposit accounts	$13,377	$12,473	$11,854
Secondary market mortgage fees	5,613	5,054	3,892
Bankcard services income	3,422	2,647	1,690
Investment services income	1,418	1,118	866
Trust fees	730	577	556
Other service charges, commissions, and fees	2,149	1,986	3,792
Total noninterest income	$26,709	$23,855	$22,650

Noninterest income growth of 12.0% for the year ended December 31, 2006 compared to 2005 came as a result of the following:

•	Service charges on deposit accounts increased 7.2%, driven by strong deposit growth in 2006.
•
Secondary market mortgage fees increased 11.1%, driven by an increase in service release premiums for the year ended December 31, 2006. During 2006, production in secondary market mortgages remained consistent with the previous year.

•	Bankcard services income increased 29.3%, driven largely by the number of new accounts opened in 2006 and the introduction of the SCBT Rewards for debit cards.
•
Investment services income increased 26.8%, driven by increased productivity of our existing investment consultants and the addition of two investment consultants in the last two quarters of 2006. We continue to retain an experienced staff that we believe contributed to an increase in income for the year ended December 31, 2006. We plan to hire additional investment consultants for targeted high growth South Carolina markets during the first half of 2007.

•
Other service charges, commissions, and fees grew 8.2% during 2006, driven by a $108,000, or 49.6%, increase in cash surrender value of Bank Owned Life Insurance, a $99,000, or 36.4%, increase in cashier check fees, and a $48,000, or 19.4%, increase in wire, exchange, and other fees.

Noninterest income growth of 5.3% for the year ended December 31, 2005 compared to 2004 came as a result of the following:

•	Service charges on deposit accounts increased 5.2%, driven by the strong deposit account growth during 2005.
•
Secondary market mortgage fees increased 29.9%. During 2005, we produced $197.0 million more in secondary market mortgages than the previous year. This growth in volume is related to the increase in mortgage originators and their production in our bank subsidiaries and the establishment of The Mortgage Banc in 2004.

•	Bankcard services income increased 56.6%, driven by an increase in new accounts opened in 2005.
•	Investment services income increased 29.1%, driven by strong productivity from new and existing investment consultants.
•	Other service charges, commissions, and fees decreased 47.6% during 2005.

Noninterest expense represents the largest expense category for our company. During 2006, we emphasized carefully controlling our noninterest expense.

Table 5 - Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Salaries and employee benefits	$40,394	$34,074	$27,762
Net furniture and equipment expense	4,690	4,340	4,447
Net occupancy expense	4,227	3,493	3,309
Advertising and public relations	3,186	2,519	1,881
Information services expense	2,306	1,872	1,249
Bankcard services expense	1,026	738	598
Amortization	825	576	488
Loss on sale of securities	330	202	4
Other	11,734	12,239	11,397
Total noninterest expense	$68,718	$60,053	$51,135

Noninterest expense increased 14.4% for the year ended December 31, 2006 compared to 2005 primarily as a result of the following:

•
Salaries and employee benefits expense increased 18.5%, driven by sales volume incentives paid to employees on certain banking products and an increase in the number of employees as a result of organic growth. We expect that salaries and employee benefits expense will be driven largely by sales volume incentives and organic growth in 2007. This expense was the largest component of noninterest expense comprising 58.8% of the category totals for 2006. At December 31, 2006, we employed 634 full-time equivalent employees compared to 590 at the end of 2005.

•
Net occupancy expense increased 21.0%, driven by newly opened financial centers during 2006 and the increased lease expense and operating costs associated with the new facilities. In 2006, we increased our total number of financial centers to 45 by opening locations in Charleston, Fort Mill, Lexington, and Irmo, South Carolina.

•	Net furniture and equipment expense increased by 8.1% as a result of purchases for new facilities.
•
Advertising and public relations expense increased 26.5% from the prior year. While the increase was lower than the increase in 2005, the increase reflects the expanded “How Can We Make Your Day?” advertising initiative in 2006 to build SCBT brand recognition in South Carolina. The increase also reflects advertising to generate customer deposits.

•	Information services expense increased 23.2%, driven by adding new financial centers.
•
Recognized loss on the sale of $10.4 million of available-for-sale securities for the year ended December 31, 2006. We expect that the reinvestment of the proceeds from the sale will increase the overall yield of our investment portfolio going forward.

•
Other noninterest expense decreased 4.1% resulting from our focus on cost reduction during 2006. The decrease was driven by lower property tax accruals, smaller community donations, and a reclassification of overdraft charge-offs to the allowance for loan losses.

Noninterest expense increased 17.4% for the year ended December 31, 2005 compared to 2004 primarily as a result of the following:

•
Salaries and employee benefits expense increased 22.7% percent, driven primarily by the result of an increase in full-time equivalent employees gained in acquisitions made during 2005 and the related benefits and incentive costs associated with increased staffing levels. At December 31, 2005, we employed 590 full-time equivalent employees compared to 513 at the end of 2004.

•	Net occupancy expense increased 5.6%, driven by newly opened or acquired financial centers during 2005 and the increased lease expense and operating costs associated with the new facilities.
•	Net furniture and equipment expense decreased 2.4% as service contract costs were largely offset by decreased expenses associated with equipment data processing leases.
•	Advertising and public relations expense increased 33.9%, driven mainly by continued loan and deposit marketing campaigns and marketing the SCBT brand in newly entered geographical markets.
•	Information services expense increased 49.9%, driven by our expanded footprint in two additional markets in South Carolina.
•	Strategically repositioned a portion of our investment portfolio during 2005 for the current interest rate environment generating a loss on the sale of available-for-sale securities.
•
Other noninterest expense increased 7.4% resulting from an increase in charitable contributions and merger related costs. Charitable contributions increased by $400,000, which included a $100,000 contribution to establish a SCBT Foundation fund within the Central Carolina Community Foundation. We will be able to grow this foundation fund over time through contributions and investment returns, and we will be able to largely centralize our donation activities through self-directed donations. We incurred approximately $266,000 of merger related costs during 2005.

Investment Securities

We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the portfolio remained relatively consistent with a bias towards increasing purchases of U.S. government agency bonds rather than mortgage-backed securities. We continued our approach of slightly lengthening the average life of the portfolio as interest rates increased in anticipation of the end of the Federal Reserve’s tightening cycle. At December 31, 2006, investment securities were $210.4 million, or 10.5% of earning assets, compared with $182.7 million, or 10.3% of earning assets, at December 31, 2005. See Note 1 “Summary of Significant Accounting Policies” in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the book value of investment securities for the five years as of December 31, 2006:

Table 6 - Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Held-to-maturity (amortized cost):
Mortgage-backed	$--	$--	$--	$--	$51
State and municipal	18,112	18,194	24,604	29,487	33,160
Total held-to-maturity	18,112	18,194	24,604	29,487	33,211

Available-for-sale (fair value):
Government-sponsored enterprises	67,448	37,749	25,185	25,453	45,859
Mortgage-backed	93,238	99,595	94,664	78,560	74,694
Corporate bonds	14,358	11,361	10,300	6,500	-
Corporate stocks	7,069	4,923	4,909	6,734	6,414
Total available-for-sale	182,113	153,628	135,058	117,247	126,967
Total other investments	10,166	10,922	5,784	5,275	4,773

Total investment securities	$210,391	$182,744	$165,446	$152,009	$164,951

During 2006, total investment securities increased $27.6 million, or 15.1%, from the comparable year of 2005. The balance as of December 31, 2005 increased $17.3 million, or 10.5%, from the comparable year of 2004. At December 31, 2006, the fair value of the total investment securities portfolio was $1.7 million, or 0.8%, lower than its book value. Comparable valuations at December 31, 2005 reflected a total investment portfolio fair value that was $1.9 million, or 1.0%, lower than book value.

Held-to-maturity

Securities held to maturity consist mainly of tax-exempt state and municipal securities. The following are highlights:

•	Total securities held to maturity decreased $82,000 from the balance at December 31, 2005.
•	The balance of securities held to maturity represented 0.8% of total assets at December 31, 2006 and 0.9% of the total assets at December 31, 2005.
•
Interest earned amounted to $641,000, a decrease of $264,000, or 29.2%, from $905,000 in the comparable year of 2005. Less interest earned reflected a 143 basis point decrease in the yield on securities held to maturity.

The average maturity of the held to maturity portfolio was 4.3 years and 1.7 years at December 31, 2006 and 2005, respectively.

Available-for-sale

Securities available for sale consist mainly of Government-sponsored enterprises and mortgage-backed securities. At December 31, 2006, investment securities with an amortized cost of $183.9 million and fair value of $182.1 million were classified as available for sale. The negative adjustment of $1.8 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheets as accumulated other comprehensive loss. The following are highlights:

•	Total securities available for sale increased $28.5 million, or 18.5%, from the balance at December 31, 2005.

•	The balance of securities available for sale represented 8.4% of total assets at December 31, 2006 and 8.0% at December 31, 2005.
•
Interest earned amounted to $9.0 million, an increase of $2.6 million, or 40.6%, from $6.4 million in the comparable year of 2005. Higher interest earned reflected a 55 basis point increase in the yield on available for sale securities and an increase in the average balance for the year ended December 31, 2006.

While securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While we generally hold these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

Other Investments

Other investment securities included principally Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value. The amortized cost and fair value of the securities both equal the same amount. The following are highlights:

•
Total other investment securities decreased $756,000, or 6.9%, from the balance at December 31, 2005. The balance increased $5.1 million, or 88.8% from the comparable year in 2004. The lower balance between 2006 and 2005 reflected a $1.8 million decrease in FHLB stock during 2006. Our banks are required to maintain a certain level of FHLB stock based on total assets, advances, and letters of credit. The decrease was offset by a $1.0 million increase in Federal Reserve stock. This increase resulted from Sunbank being dissolved and merged into our lead bank subsidiary.

•	The balance of other investment securities represented 0.5% and 0.6% of total assets at December 31, 2006 and 2005, respectively.

During 2006, we realized a pretax loss on the disposition of investment securities of $330,000, as we elected to strategically reposition a portion of our investment portfolio for the current interest rate environment. We realized a pretax loss of $202,000 in 2005 and $4,000 in 2004.

Table 7 - Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total		Par	Fair
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value	Value
Held-to-maturity
State and municipal	$3,841	6.50%	$7,434	6.70%	$3,148	6.22%	$3,689	6.12%	$18,112	5.21%	$18,105	$18,271
Total held-to-maturity	3,841	6.50%	7,434	6.70%	3,148	6.22%	3,689	6.12%	18,112	5.21%	18,105	18,271

Available-for-sale
Government-sponsored enterprises	7,112	4.03%	56,224	5.03%	4,112	0.00%	--	0.00%	67,448	4.96%	67,998	67,448
Mortgage-backed	255	5.69%	87,863	4.51%	5,120	5.01%	--	0.00%	93,238	5.54%	95,498	93,238
Corporate bonds	--	0.00%	--	0.00%	--	0.00%	14,358	0.00%	14,358	6.04%	14,300	14,358
Corporate stocks	--	0.00%	2,120	0.00%	3,958	0.00%	991	1.27%	7,069	7.25%	6,991	7,069
Total available-for-sale	7,367	4.09%	146,207	4.65%	13,190	1.94%	15,349	0.08%	182,113	4.92%	184,787	182,113
Total other investments (1)	--	0.00%	--	0.00%	--	0.00%	10,166	5.92%	10,166	5.92%	10,166	10,166
Total investment securities	$11,208	4.92%	$153,641	4.75%	$16,338	2.77%	$29,204	2.11%	$210,391	5.00%	$213,058	$210,550

Percent of total	5%		73%		8%		14%
Cumulative percent of total	5%		78%		86%		100%

(1) Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in “Due after 10 Years.”

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. A 30.3% increase in loans secured by commercial real estate including owner occupied real estate drove overall growth in total loans for the year ended December 31, 2006. At December 31, 2006, total loans, net of unearned income, grew to $1.8 billion, an increase of $224.9 million, or 14.6%, compared to $1.5 billion at the end of 2005. Average loans outstanding during 2006 were $1.7 billion, an increase of $333.1 million, or 25.4%, over the 2005 average of $1.3 billion. The following table presents a summary of the loan portfolio by category:

Table 8 - Distribution of Net Loans by Type

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Real estate:
Commercial	$835,892	$641,275	$430,244	$362,897	$322,664
Consumer	434,957	421,860	334,578	244,425	230,945
Commercial	190,635	178,039	138,228	108,665	108,717
Firstline	144,910	145,404	128,429	101,101	81,545
Consumer	130,596	127,817	104,553	98,180	110,732
Other loans	23,870	21,605	17,375	24,270	10,211
Total loans	$1,760,860	$1,536,000	$1,153,407	$939,538	$864,814

Percent of Total
Real estate:
Commercial	47.5%	41.7%	37.3%	38.6%	37.3%
Consumer	24.7%	27.5%	29.0%	26.0%	26.7%
Commercial	10.8%	11.6%	12.0%	11.6%	12.6%
Firstline	8.2%	9.5%	11.1%	10.8%	9.4%
Consumer	7.4%	8.3%	9.1%	10.4%	12.8%
Other loans	1.4%	1.4%	1.5%	2.6%	1.2%
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Regarding the table above, the loan category commercial and consumer real estate includes owner occupied real estate. Firstline loans are home equity lines of credit.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2006 compared to December 31, 2005:

•	Loans secured by real estate mortgages were $1.4 billion, and comprised 80.4% of the total loan portfolio. This was an increase of $207.2 million, or 17.1%, over year-end 2005.
•	Loans secured by commercial real estate grew by $194.6 million, or 30.3%.
•	Loans secured by consumer real estate grew by $13.1 million, or 3.1%.
•	Commercial non real estate loans grew $12.6 million, or 7.1%, from the comparable year of 2005. The balance represented 10.8% of total loans.

Loan interest income, including fees, was $120.7 million in 2006, an increase of $35.1 million, or 41.0% percent, over 2005 income of $85.6 million. The increase was the result of a substantial increase in the total average outstanding loan balance in 2006 compared with 2005, as well as an average loan portfolio yield in 2006 of 7.24% which was 82 basis points higher than the 6.42% loan yield in 2005. Interest and fee income for 2005 was 39.6% above the 2004 income of $61.3 million. The average loan yield in 2005 was 63 basis points higher than the 2004 yield of 5.79%. The table below shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2006.

Table 9 - Maturity Distribution of Loans

December 31, 2006		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial	$835,892	$253,262	$499,674	$82,956
Consumer	434,957	103,662	175,123	156,172
Commercial	190,635	71,423	102,864	16,348
Firstline	144,910	3,165	16,267	125,478
Consumer	130,596	13,458	102,805	14,333
Other loans	23,870	18,118	5,651	101
Total loans	$1,760,860	$463,088	$902,384	$395,388

Nonaccrual Loans

The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Loans well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due and, therefore, do not reach nonaccrual status. Commercial and real estate loans that are partially secured are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Closed end consumer loans are charged off or written down to the contractual value on or before becoming 120 days past due. Open end consumer loans are charged off or written down to the contractual value on or before becoming 180 days past due.

The level of risk elements in the loan portfolio for the past five years is shown below:

Table 10 - Nonaccrual and Past Due Loans

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Loans past due 90 days or more	$1,039	$1,512	$840	$2,082	$1,729
Loans on a nonaccruing basis	3,567	2,760	2,429	4,669	3,010
	$4,606	$4,272	$3,269	$6,751	$4,739

Loan Loss Provision

On December 13, 2006, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

The allowance for loan losses is an estimate made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We periodically evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at the appropriate level.

The Office of the Comptroller of the Currency recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In our ongoing consideration of such factors, we consider our allowance for loan losses to be adequate. The following table presents changes in the allowance for loan losses for the five years at December 31, 2006:

Table 11 - Summary of Loan Loss Experience

(Dollars in thousands)	2006	2005	2004	2003	2002

Allowance for loan losses at January 1	$20,025	$14,470	$11,700	$11,065	$9,818
Total charge-offs	(3,438)	(1,850)	(2,008)	(2,410)	(2,236)
Total recoveries	813	383	446	700	256
Net charge-offs	(2,625)	(1,467)	(1,562)	(1,710)	(1,980)
Provision for loan losses	5,268	4,907	4,332	2,345	3,227
Reserve acquired in business combination	--	2,115	--	--	--
Allowance for loan losses at December 31	$22,668	$20,025	$14,470	$11,700	$11,065

Average loans, net of unearned income *	$1,646,906	$1,313,796	$1,043,471	$899,421	$792,594
Ratio of net charge-offs to average
loans, net of unearned income **	0.16%	0.11%	0.15%	0.19%	0.25%

* - Average loans, net of unearned income does not include loans held for sale.
** - The increase in the ratio in 2006 is partially attributable to a 0.04% increase resulting from adding AOP net charge-offs to the allowance for loan losses.

The higher provision in 2006 reflects our close attention to asset quality and response to strong loan growth during the year. The following provides highlights for the years ended December 31, 2006 and 2005:

•	Allowance for loan losses as a percentage of total loans, net of unearned income, was 1.29% compared to 1.30% for the comparable year in 2005.
•
Total charge-offs increased $1.6 million, or 85.9% for the year ended December 31, 2006 compared to a $158,000, or 7.9%, decrease for the comparable year in 2005. The increase reflects strong organic loan growth in our loan portfolio during 2006 and adding AOP net charge-offs to the allowance.

Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2006 and December 31, 2005, other real estate owned was $597,000 and $379,000, respectively.

Liquidity

Liquidity may be defined as the ability of an entity to generate cash to meet its financial obligations. For a bank, liquidity primarily means the consistent ability to meet loan and investment demands and deposit withdrawals. We have employed our funds in a manner to provide liquidity in both assets and liabilities sufficient to meet our cash needs.

Asset liquidity is maintained by the maturity structure of loans, investment securities, and other short-term investments. We have policies and procedures governing the length of time to maturity on loans and investments. As reported in table 7, five percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists largely of Government-sponsored enterprises securities, municipal obligations, and agency preferred stock. Loans and other investments are generally held for longer terms and not used for day-to-day operating needs.

Increases in our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs may be met from deposit growth or from the use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

We regularly obtain borrowed funds in the form of cash management or “sweep” accounts that are accommodations to corporate and governmental customers pursuant to the sale of securities sold under agreements to repurchase arrangements. During 2006, we maintained a prudent level of liquidity through growth in interest-bearing and non-interest-bearing deposits, cash management accounts, federal funds purchased, and advances from the Federal Home Loan Bank of Atlanta.

Derivatives and Securities Held for Trading

The Securities and Exchange Commission has adopted rules that require comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). We do not currently employ financial derivatives, nor do we maintain a trading portfolio.

Asset-Liability Management and Market Risk Sensitivity

Our earnings and the economic value of our shareholders’ equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The earnings simulation model and gap analysis take into account our contractual agreements with regard to investments, loans and deposits. Although our simulation model is subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income while managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a good indicator of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

Our policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline for the maximum negative impact on net interest income from a steady (“ramping”) change in interest rates of 200 basis points over 12 months is 8 percent. We traditionally have maintained a risk position within the policy guideline level. As of December 31, 2006, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 1.0 percent increase in net interest income while a 200 basis point increase in rates over the same period would basically leave net interest income essentially unchanged -- both as compared with a base case unchanged interest rate environment. These results indicate that our rate sensitivity is basically neutral to very slightly liability sensitive to the indicated change in interest rates over a one-year horizon. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors. The shape of the fixed-income yield curve can also influence interest rate risk sensitivity, with a “flat” to “slightly inverted” yield curve having a dampening effect on our slight liability sensitivity, as is currently the case.

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

As shown in the gap analysis below at December 31, 2006, we had a greater dollar value of financial liabilities that were subject to repricing within a 12-month time horizon than financial assets that were subject to repricing. The next twelve-month period displays about an equal amount of financial liabilities and financial assets subject to repricing. Thereafter, generally there are more financial assets subject to repricing as compared to financial liabilities. We have a cumulatively small negative interest rate gap for the 5-year aggregate period through 2011. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not accounted for by a static gap analysis such as that presented in the table below.

We do not currently use interest rate swaps or other derivatives to modify the interest rate risk of our financial instruments.

The following table provides information as of December 31, 2006 about our financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of the table below, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by us to evaluate such deposits. For further information on the fair value of financial instruments, see Note 24 to the consolidated financial statements.

Table 12 - Financial Instruments that are Sensitive to Changes in Interest Rates

(Dollars in thousands)	2007	2008	2009	2010	2011	There- after	Total	Fair Value 12/31/2006

Financial Assets:
Loans, net of unearned income:
Fixed Rate:
Book Value	$319,743	$227,218	$169,576	$132,159	$109,176	$61,530	$1,019,402	$993,455
Average interest rate	6.31%	6.35%	6.50%	6.63%	0.00%	7.46%	5.79%
Variable Rate:
Book Value	649,997	32,875	30,336	24,713	9,360	700	747,981	751,032
Average interest rate	8.02%	6.06%	5.89%	5.95%	0.00%	6.40%	7.68%
Securites held to maturity:
Fixed Rate:
Book Value	6,078	3,542	1,004	1,140	1,840	4,528	18,132	18,271
Average interest rate	7.19%	4.23%	4.34%	5.14%	0.00%	4.03%	4.81%
Variable Rate:
Book Value	--	--	--	--	--	--	--	--
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Securites available for sale:
Fixed Rate:
Book Value	53,435	35,064	30,927	27,178	15,756	6,327	168,687	168,687
Average interest rate	5.25%	4.42%	4.19%	4.87%	0.00%	4.61%	4.31%
Variable Rate:
Book Value	14,479	--	--	--	--	--	14,479	14,479
Average interest rate	6.03%	0.00%	0.00%	0.00%	0.00%	0.00%	6.03%
Other investments:
Fixed Rate:
Book Value	--	--	--	--	--	2,912	2,912	2,912
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.00%	6.00%
Variable Rate:
Book Value	6,016	--	--	--	--	--	6,016	6,016
Average interest rate	4.56%	0.00%	0.00%	0.00%	0.00%	0.00%	4.56%
Federal funds sold	32,696	250	--	--	--	--	32,946	32,946
Average interest rate	5.20%	0.00%	0.00%	0.00%	0.00%	0.00%	5.16%
Total Financial Assets	$1,082,444	$298,949	$231,843	$185,190	$136,132	$75,997	$2,010,555	$1,987,798

Financial Liabilities:
Non-interest bearing deposits	$50,471	$51,561	$51,561	$51,561	$51,561	$--	$256,716	$225,652
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Interest-bearing
savings and checking	230,972	222,721	67,710	67,710	67,034	--	656,147	614,431
Average interest rate	1.76%	2.55%	0.89%	0.89%	0.00%	0.00%	1.67%
Time deposits	767,243	20,591	3,480	483	1,015	815	793,627	793,400
Average interest rate	4.89%	4.00%	3.86%	4.05%	0.00%	5.21%	4.85%	--
Federal funds purchased
and securities sold under
agreements to repurchase	203,105	--	--	--	--	--	203,105	203,105
Average Interest Rate	4.69%	0.00%	0.00%	0.00%	0.00%	0.00%	4.69%
Notes payable	13,997	3,211	13,137	8,392	29,651	22,112	90,500	90,928
Average interest rate	7.06%	5.45%	4.65%	6.34%	0.00%	5.86%	3.98%	--
Total Financial Liabilities	$1,265,788	$298,084	$135,888	$128,146	$149,261	$22,927	$2,000,095	$1,927,516

Interest rate sensitivity gap	($183,344)	$865	$95,955	$57,044	($13,130)	$53,070	$18,460

Cumulative interest rate	($183,344)	($182,479)	($86,524)	($29,480)	($42,610)	$10,460
sensitivity gap

Cumulative interest rate
sensitivity gap as percent
of total financial assets	-9.12%	-9.08%	-4.30%	-1.47%	-2.12%	0.52%

Deposits

We rely on deposits by our customers as a primary source of funds for the continued growth of our loan and investment security portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide SCBT with “interest-free” sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts. The following table presents total deposits for the five years at December 31, 2006:

Table 13 - Total Deposits

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Demand deposits	$256,717	$250,899	$226,423	$170,313	$146,116

Savings deposits	76,734	76,609	73,702	67,480	59,954
Interest-bearing deposits	579,398	545,811	457,801	339,336	293,161
Total savings and interest-bearing	656,132	622,420	531,503	406,816	353,115

Certificates of deposit	793,540	599,673	415,513	370,028	398,722
Other time deposits	326	297	270	242	223
Total time deposits	793,866	599,970	415,783	370,270	398,945
Total deposits	$1,706,715	$1,473,289	$1,173,709	$947,399	$898,176

Growth in total deposits at December 31, 2006 compared to 2005 resulted largely from an increase in certificates of deposit balances during 2006. The following are key highlights regarding overall growth in total deposits:

•
Total deposits increased $233.4 million, or 15.8%, for the year ended December 31, 2006, driven largely by the $193.9 million increase in certificates of deposit. We introduced competitive certificate of deposit products in certain South Carolina markets during 2006, which led to an increase in certificate of deposit balances. For the year ended December 31, 2005, total deposits increased $299.6 million, or 25.5%.

•	Total savings and interest bearing account balances increased $33.7 million for the year ended December 31, 2006, driven by a $45.7 million, or 17.3%, increase in our Market Rate checking product.
•	Noninterest-bearing deposits or demand deposits grew by $5.8 million for the year ended December 31, 2006.
•	Interest-bearing deposits increased by $227.6 million, or 18.6%, for the year ended December 31, 2006.
•	At December 31, 2006, the ratio of savings, interest-bearing, and time deposits to total deposits was 85.0%, up slightly from 83.0% at the end of 2005.
•
Contributing to these increases was a corporate-wide free checking deposit campaign to increase new account activity which resulted in 15,922 new personal accounts and 3,390 new business checking accounts. This represents a 21.2% increase in new checking accounts from 2005.

•
Whereas $167.9 million in new deposits were acquired in merger transactions in the prior year 2005, we had purely organic deposit growth for the year ended December 31, 2006. We expect to continue to maintain organic deposit growth and grow deposits through future acquisitions.

The following are key highlights regarding overall growth in total average deposits:

•
Total deposits averaged $1.6 billion in 2006, an increase of 20.6% from 2005. This increase was attributed to higher certificates of deposit balances during 2006. Total deposits averaged $1.3 billion in 2005, an increase of 25.1% from 2004.

•	Average interest-bearing transaction account deposits grew by $18.6 million, or 7.2%, in 2006 compared to 2005.
•	Average noninterest-bearing demand deposits increased by $25.5 million, or 10.6%, in 2006 compared to 2005.
•	In 2005, average total deposits were $1.3 billion, an increase of $266.0 million, or 25.1%, from 2004.

The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 14 - Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2006	2005	% Change

Within three months	$134,609	$78,377	71.7%
After three through six months	100,363	58,567	71.4%
After six through twelve months	126,547	81,533	55.2%
After twelve months	9,998	49,735	-79.9%
	$371,517	$268,212	38.5%

Short-Term Borrowed Funds

Our short-term borrowed funds consist of Federal funds purchased and securities sold under repurchase agreements. Note 8, “Federal Funds Purchased and Securities Sold Under Agreements to Repurchase,” in our audited financial statements provides a profile of these funds for the last three years at the year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date.

Capital and Dividends

Traditionally, our strong shareholders’ equity base has provided support for our banking operations and growth opportunities, while ensuring sufficient resources to absorb the risks inherent in our business. As of December 31, 2006, we had $161.9 million in total shareholders’ equity, or 7.4% of total assets. This compares to $148.4 million in total shareholders’ equity, or 7.7% of total assets, at the end of 2005.

The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40,000,000 of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. We did not issue trust preferred securities for the year ended December 31, 2006. (See Note 1 on page F-10 of the Notes to Consolidated Financial Statements for a more detailed explanation of our trust preferred securities.)

We are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the Office of the Comptroller of the Currency, Tier 1 capital must be at least fifty percent of total capital and total capital must be eight percent of risk-weighted assets.

As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution’s composite rating as determined by its regulators.

Table 15 - Capital Adequacy Ratios

	December 31,
(In percent)	2006	2005	2004

Tier 1 risk-based capital	10.11	10.25	9.85
Total risk-based capital	11.36	11.45	11.10
Tier 1 leverage	8.11	8.58	8.05

Compared to December 31, 2005 our capital ratios have slightly declined because of the continuing growth in assets. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classifications.

We pay cash dividends to shareholders from funds provided mainly by dividends received from our subsidiary banks. Dividends paid by our bank subsidiaries are subject to certain regulatory restrictions. We must gain approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of our banks’ net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2006, approximately $37.3 million of the Banks’ retained earnings was available for distribution to the SCBT as dividends without prior regulatory approval. The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 16 - Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Shareholder dividend payments	$5,911	$5,527	$5,228
Dividend payout ratios	30.88%	34.29%	36.66%

We retain earnings to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities.

Asset Quality

Asset quality is maintained through our management of certain concentrations of credit risk. We review each individual earning asset including investment securities and loans for credit risk. To facilitate this review, we have established credit and investment policies that include credit limits, documentation, periodic examination, and follow-up. In addition, we examine these portfolios for exposure to concentration in any one industry, government agency, or geographic location.

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. At December 31, 2006 and 2005, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, 99.5% of the investments consist of U.S. Government Agency securities and tax-free securities having a rating of “A” or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established.

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had six such credit concentrations at December 31, 2006, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to borrowers constructing new single family housing, loans to lessors of residential buildings, and loans to physicians for office buildings.

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

At December 31, 2006, the Banks had issued commitments to extend credit and standby letters of credit and financial guarantees of $393.9 million through various types of lending arrangements, of which $336.4 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $10.7 million at December 31, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Effect of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measure of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, the majority of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution’s performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects our Banks’ customers and may result in an indirect effect on our Banks’ business.

Contractual Obligations

The following table presents payment schedules for certain contractual obligations of the Company as of December 31, 2006. Long-term debt obligations totaling $90.4 million include advance agreements (borrowings) with the Federal Home Loan Bank (FHLB) of Atlanta and junior subordinated debt. These advances are collateralized by stock in the FHLB of Atlanta and qualifying first mortgage residential loans and commercial real estate loans under a blanket-floating lien. Operating lease obligations of $23.0 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 19 to the audited consolidated financial statements.

Table 17 - Obligations

		Less Than	1 to 3	4 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations*	$90,416	$1,627	$16,338	$29,768	$42,683
Operating lease obligations	23,006	3,295	10,388	1,665	7,658
Total	$113,422	$4,922	$26,726	$31,433	$50,341

* - Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

See “Asset-Liability Management and Market Risk Sensitivity” on page 28 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

See Table 1 on page 17 for our unaudited quarterly results of operations and the pages beginning with F-1 for the Company’s audited consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Disclosures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of SCBT’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that SCBT's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding our control objectives.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of SCBT’s internal control over financial reporting as of December 31, 2006 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report titled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the information in SCBT’s definitive proxy statement to be filed in connection with the our 2007 Annual Meeting of Shareholders under the caption “Election of Directors,” in the fourth paragraph under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in SCBT’s definitive proxy statement to be filed in connection with the our 2007 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2006, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")

Equity compensation plans approved by security holders	293,684	$25.47	802,939

Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 802,939 number of securities available for future issuance in the table above are a total of 261,271 shares remaining from the authorized total of 315,000 under SCBT’s Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to the 5% stock dividend paid on January 1, 2005 to shareholders of record as of December 20, 2004.

Other information required by this item is incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Audit and Other Fees” in the definitive proxy statement of SCBT to be filed in connection with our 2007 Annual Meeting of Shareholders.

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
Notes to Consolidated Financial Statements

2. Financial Schedules Filed: None

3. Exhibits

In most cases, documents incorporated by reference to exhibits that have been filed with SCBT’s reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC’s web site at http://www.sec.gov. You may also read and copy any such document at the SEC’s pubic reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company’s SEC file number (001-12669).

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

4.1	Specimen SCBT Common Stock Certificate

4.2	Articles of Incorporation (included as Exhibit 3.1)

4.3	Bylaws (included as Exhibit 3.2)

10.1	First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

10.2*	First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant’s Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)

10.3*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, Registration No. 333-33092)

10.4*	First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-90014)

10.5*
SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.6*	Executive Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 10-K filed on March 15, 2005)

10.7*	Compensation of Directors (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 10-K filed on March 15, 2005)

10.8
Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2005

10.9
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

10.10
Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 13, 2005

10.11
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

10.12	Employment Agreement between SCBT Financial Corporation and Thomas Bouchette, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.13	Noncompete Agreement between SCBT Financial Corporation and Thomas Bouchette, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.14
Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005.

10.15
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

10.16	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.17	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.18	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.19	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Affiliates Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004.

10.20*
Amended and Restated Employment Agreement between the Registrant and Robert R. Hill, Jr., effective as of May 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 7, 2006)

10.21*
Amended and Restated Employment Agreement between the Registrant and Thomas S. Camp, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 7, 2006)

10.22*
Amended and Restated Employment Agreement between the Registrant and John C. Pollok, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 7, 2006)

10.23*
Amended and Restated Employment Agreement between the Registrant and Richard C. Mathis, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 7, 2006)

10.24*
Amended and Restated Employment Agreement between the Registrant and Joe E. Burns, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on November 7, 2006)

10.25*	Employment Agreement between the Registrant and John F. Windley, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on November 7, 2006)

10.26*	Employment Agreement between the Registrant and Dane H. Murray, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on November 7, 2006)

10.27*
Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Robert R. Hill, Jr., effective as of July 1, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on November 7, 2006)

10.28*
Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Thomas S. Camp, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on November 7, 2006)

10.29*
Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and John C. Pollok, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on November 7, 2006)

10.30*
Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Richard C. Mathis, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on November 7, 2006)

10.31*
Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Joseph E. Burns, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed on November 7, 2006)

10.32*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and John F. Windley, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed on November 7, 2006)

10.33*
Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Dane H. Murray, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed on November 7, 2006)

10.34*	2006 Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed on November 7, 2006)

10.35*
Amended and Restated South Carolina Bank and Trust Deferred Income Plan executed on November 16, 2006 to be effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 22, 2006)

10.36
Amended and Restated South Carolina Bank and Trust Non-Employee Directors Deferred Income Plan executed on November 16, 2006 to be effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 22, 2006)

10.37	Form of Agreement for Restricted Stock Issued Pursuant to the Long-Term Retention and Incentive Plan

14	SCBT Code of Ethics, which is incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 10-K filed on March 12, 2004.

21	Subsidiaries of the Registrant

23	Consent of J. W. Hunt and Company, LLP

24	Power of Attorney (filed with the signature page hereof)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

99.1	Supplemental Materials Distributed to Shareholders

___________________________________________________________________________________
* Denotes a management compensatory plan or arrangement.

(b) See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 15th day of March, 2007.

SCBT FINANCIAL CORPORATION
(Registrant)

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Robert R. Hill, Jr.	President and Chief Executive Officer	March 15, 2007
Robert R. Hill, Jr.

/s/ John C. Pollok	Senior Executive Vice President,	March 15, 2007
John C. Pollok	Chief Operating Officer and Chief Financial Officer

/s/ Richard C. Mathis	Executive Vice President and Chief Risk Officer	March 15, 2007
Richard C. Mathis

/s/ Karen L. Dey	Senior Vice President and Controller	March 15, 2007
Karen L. Dey

/s/ Robert R. Horger	Chairman of the Board of Directors	March 15, 2007
Robert R. Horger

/s/ Jimmy E. Addison	Director	March 15, 2007
Jimmy E. Addison

/s/ Colden R. Battey, Jr.	Director	March 15, 2007
Colden R. Battey, Jr.

/s/ Luther J. Battiste, III	Director	March 15, 2007
Luther J. Battiste, III

/s/ M. Oswald Fogle	Director	March 15, 2007
M. Oswald Fogle

SIGNATURES (CONT.)

Signature	Title	Date

/s/ Dalton B. Floyd, Jr.	Director	March 15, 2007
Dalton B. Floyd, Jr.

/s/ Dwight W. Frierson	Director	March 15, 2007
Dwight W. Frierson

/s/ R. Caine Halter	Director	March 15, 2007
R. Caine Halter

/s/ Harry M. Mims, Jr.	Director	March 15, 2007
Harry M. Mims, Jr.

/s/ Ralph W. Norman	Director	March 15, 2007
Ralph W. Norman

/s/ James W. Roquemore	Director	March 15, 2007
James W. Roquemore

/s/ Thomas E. Suggs	Director	March 15, 2007
Thomas E. Suggs

/s/ Susie H. VanHuss	Director	March 15, 2007
Susie H. VanHuss

/s/ A. Dewall Waters	Director	March 15, 2007
A. Dewall Waters

/s/John W. Williamson, III	Director	March 15, 2007
John W. Williamson, III

/s/ Cathy Cox Yeadon	Director	March 15, 2007
Cathy Cox Yeadon

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	SCBT Financial Corporation Stock Certificate Specimen
10.37	Form of Agreement for Restricted Stock Issued Pursuant to the Long-Term Retention and Incentive Plan
21	Subsidiaries of the Registrant
23	Consent of J.W. Hunt and Company, LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
99.1	Supplemental Materials Distributed to Shareholders

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

Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s external auditor, J.W. Hunt and Company, LLP, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

SCBT Financial Corporation
Columbia, South Carolina
March 15, 2007

www.SCBTonline.com
(803) 771-2265 | P.O. Box 1030 | Columbia, South Carolina | 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SCBT Financial Corporation

We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that SCBT Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCBT Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that SCBT Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Columbia, South Carolina
March 15, 2007

SCBT Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except par value)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,460	$58,554
Interest-bearing deposits with banks	2,946	3,140
Federal funds sold and securities purchased under agreements to resell	30,000	41,440
Total cash and cash equivalents	78,406	103,134
Investment securities:
Securities held to maturity (fair value of $18,271 in 2006 and $18,453 in 2005)	18,112	18,194
Securities available for sale, at fair value	182,113	153,628
Other investments	10,166	10,922
Total investment securities	210,391	182,744
Loans held for sale	23,236	12,961
Loans:	1,760,860	1,536,000
Less unearned income	(30)	(99)
Less allowance for loan losses	(22,668)	(20,025)
Loans, net	1,738,162	1,515,876
Premises and equipment, net	48,904	43,664
Goodwill	32,313	32,220
Other assets	47,001	35,257
Total assets	$2,178,413	$1,925,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$256,717	$250,899
Interest-bearing	1,449,998	1,222,390
Total deposits	1,706,715	1,473,289

Federal funds purchased and securities sold under agreements to repurchase	203,105	150,163
Other borrowings	90,416	144,257
Other liabilities	16,289	9,744
Total liabilities	2,016,525	1,777,453

Commitments and contingencies (Notes 20, 21 and 23)

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares
8,719,146 and 8,644,883 shares issued and outstanding	21,798	21,612
Surplus	92,099	90,481
Retained earnings	51,508	37,614
Accumulated other comprehensive loss	(3,517)	(1,304)
Total shareholders' equity	161,888	148,403
Total liabilities and shareholders' equity	$2,178,413	$1,925,856

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Interest income:
Loans, including fees	$120,670	$85,590	$61,267
Investment securities:
Taxable	8,551	6,162	4,861
Tax-exempt	1,165	1,217	1,461
Federal funds sold and securities
purchased under agreements to resell	1,058	949	138
Money market funds	--	1	11
Deposits with banks	203	374	175
Total interest income	131,647	94,293	67,913
Interest expense:
Deposits	40,830	21,146	11,243
Federal funds purchased and securities
sold under agreements to repurchase	6,076	3,031	687
Other borrowings	7,375	4,533	2,713
Total interest expense	54,281	28,710	14,643
Net interest income:
Net interest income	77,366	65,583	53,270
Provision for loan losses	5,268	4,907	4,332
Net interest income after provision for loan losses	72,098	60,676	48,938
Noninterest income:
Service charges on deposit accounts	13,377	12,473	11,854
Other service charges and fees	13,332	11,375	9,030
Gain on sale of assets	--	7	1,766
Total noninterest income	26,709	23,855	22,650
Noninterest expense:
Salaries and employee benefits	40,394	34,074	27,762
Net occupancy expense	4,227	3,493	3,309
Furniture and equipment expense	4,690	4,340	4,447
Realized losses on securities available for sale	330	202	4
Other expense	19,077	17,944	15,613
Total noninterest expense	68,718	60,053	51,135
Earnings:
Income before provision for income taxes	30,089	24,478	20,453
Provision for income taxes	10,284	7,823	6,437
Net income	$19,805	$16,655	$14,016
Earnings per share:
Basic	$2.17	$1.95	$1.66
Diluted	$2.15	$1.93	$1.64

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

						Accumulated
						Other
	Common Stock		Stock Dividend		Retained	Comprehensive
	Shares	Amount	Distributable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2003	7,690,186	$19,225	$-	$62,722	$29,787	$615	$112,349
Comprehensive income:
Net income	--	--	--	--	14,016	--	14,016
Change in net unrealized gain on securities available for sale,
net of reclassification adjustment and tax effects	--	--	--	--	--	(480)	(480)
Total comprehensive income							13,536
Cash dividends declared at $.68 per share	--	--	--	--	(5,228)	--	(5,228)
Stock options exercised	71,617	179	--	1,125	--	--	1,304
Employee stock purchases	11,199	28	--	253	--	--	281
Restricted stock awards	5,000	13	--	133	--	--	146
Common stock repurchased	(120,908)	(302)	--	(3,288)	--	--	(3,590)
Common stock dividend of 5%, record date, December 20, 2004	-	-	955	11,134	(12,089)	--	--
Balance, December 31, 2004	7,657,094	19,143	955	72,079	26,486	135	118,798
Comprehensive income:
Net income	--	--	--	--	16,655	--	16,655
Change in net unrealized loss on securities available for sale,
net of reclassification adjustment and tax effects	--	--	--	--	--	(1,439)	(1,439)
Total comprehensive income							15,216
Cash dividends declared at $.68 per share	--	--	--	--	(5,527)	--	(5,527)
Stock options exercised	21,191	53	--	342	--	--	395
Employee stock purchases	12,166	30	--	287	--	--	317
Restricted stock awards	17,067	43	--	516	--	--	559
Common stock repurchased	(8,342)	(21)	--	(231)	--	--	(252)
Common stock issued	564,379	1,411	--	17,486	--	--	18,897
Common stock dividend issued	381,328	953	(955)	2	--	--	--
Balance, December 31, 2005	8,644,883	$21,612	$--	$90,481	$37,614	$(1,304)	148,403

SCBT Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (continued)
(Dollars in thousands, except per share data)

						Accumulated
						Other
	Common Stock		Stock Dividend		Retained	Comprehensive
	Shares	Amount	Distributable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2005	8,644,883	$21,612	$--	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	--	19,805	--	19,805
Change in net unrealized loss on securities available for sale,
net of reclassification adjustment and tax effects	--	--	--	--	--	402	402
Total comprehensive income							20,207
Cash dividends declared at $.68 per share	--	--	--	--	(5,911)	--	(5,911)
Stock options exercised	45,523	114	--	727	--	--	841
Employee stock purchases	14,054	35	--	388	--	--	423
Restricted stock awards	26,441	66	--	(66)	--	--	--
Common stock repurchased	(11,755)	(29)	--	(414)	--	--	(443)
Share-based compensation expense	--	--	--	983	--	--	983
Adjustment to initially apply FASB Statement No. 158, net of tax	--	--	--	--	--	(2,615)	(2,615)
Balance, December 31, 2006	8,719,146	$21,798	$--	$92,099	$51,508	$(3,517)	$161,888

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$19,805	$16,655	$14,016
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,267	3,057	2,698
Provision for loan losses	5,268	4,907	4,332
Deferred income taxes	(714)	(1,591)	(651)
Loss on sale of securities available for sale	330	202	4
Share-based compensation expense	983	--	--
Gain on sale of assets	--	(7)	(1,766)
Net amortization (accretion) of investment securities	(96)	309	526
Net change in:
Loans held for sale	(10,275)	876	(1,491)
Accrued interest receivable	(2,648)	(2,317)	(1,120)
Prepaid assets	244	(614)	256
Cash surrender value of life insurance	(10,000)	--	--
Miscellaneous other assets	(87)	1,620	(2,856)
Accrued interest payable	4,674	1,622	429
Accrued income taxes	4	517	36
Miscellaneous other liabilities	120	445	356
Net cash provided by operating activities	10,875	25,681	14,769
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	10,371	6,998	1,996
Proceeds from maturities and calls of
investment securities held to maturity	6,437	6,367	2,595
Proceeds from maturities of investment securities available for sale	23,935	25,262	56,594
Proceeds from sales of other investment securities	4,639	788	832
Purchases of investment securities available for sale	(62,264)	(34,698)	(75,415)
Purchases of investment securities held to maturity	(6,384)	--	--
Purchases of other investment securities	(3,884)	(4,991)	(1,341)
Net increase in customer loans	(228,368)	(229,171)	(225,341)
Recoveries of loans previously charged off	813	383	446
Acquisition, net of cash acquired	--	(20,650)	--
Purchase of trust preferred securities	--	(840)	--
Purchases of premises and equipment	(8,700)	(5,300)	(3,337)
Proceeds from sale of premises and equipment	399	141	277
Proceeds from sale of credit card portfolio	--	--	9,814
Net cash used in investing activities	(263,006)	(255,711)	(232,880)
Cash flows from financing activities:
Net increase in deposits	233,426	133,975	236,753
Net increase in federal funds purchased and securities sold
under agreements to repurchase	52,942	60,956	8,240
Proceeds from issuance of debt	41,500	103,329	96,000
Repayment of debt	(95,375)	(17,602)	(96,122)
Payment in connection with sale of branch	--	--	(12,214)
Common stock issuance	423	876	427
Common stock repurchased	(443)	(252)	(3,590)
Dividends paid	(5,911)	(5,527)	(5,228)
Stock options exercised	841	395	1,304
Payments on noncompete agreements	--	(123)	--
Net cash provided by financing activities	227,403	276,027	225,570
Net increase (decrease) in cash and cash equivalents	(24,728)	45,997	7,459
Cash and cash equivalents at beginning of period	103,134	57,137	49,678
Cash and cash equivalents at end of period	$78,406	$103,134	$57,137

SCBT Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$49,607	$26,351	$14,231
Income taxes	$11,141	$8,887	$7,110

Schedule of Noncash Investing Transactions:
Acquisition of SunBank, N.A.:
Fair value of tangible assets acquired	$--	$97,497	$--
Goodwill and other intangible assets acquired	--	17,424	--
Liabilities assumed	--	(88,346)	--
Common stock issued	--	(18,897)	--
Real estate acquired in full or in partial settlement of loans	703	1,073	1,911
	$703	$8,751	$1,911

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1 - Summary of Significant Accounting Policies

Nature of Operations
SCBT Financial Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A. The Banks provide general banking services within the State of South Carolina. The Mortgage Banc, Inc. (“TMB”), a wholly-owned subsidiary of South Carolina Bank and Trust, N.A., provides mortgage products and services to other financial institutions and mortgage companies in South Carolina and some out-of-state markets. TMB’s offices and personnel are located in the Company’s headquarters facility in Columbia, South Carolina. The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America. SCBT Capital Trust I and SCBT Capital Trust II are unconsolidated subsidiaries of the Company established for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities. SCBT Capital Trust III is an unconsolidated subsidiary of the Company established for the purpose of issuing an aggregate of $20,000,000 of trust preferred securities.

In March 2006, the Company merged SunBank, N.A. into its lead bank subsidiary, South Carolina Bank and Trust, N.A.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Assets held by the Company in trust are not assets of the Company and are not included in the accompanying consolidated financial statements.

Segments
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

Use of Estimates
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

Concentrations of Credit Risk
The Company’s subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors’ ability to honor their contracts is dependent upon economic conditions within South Carolina and the surrounding region.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $47,755,000 at December 31, 2006. Based on this criteria, the Company had six such credit concentrations at the end of 2006, including $122,941,000 of loans to borrowers engaged in other activities related to real estate, $87,430,000 of loans to lessors of nonresidential buildings, $66,761,000 of loans to religious organizations, $61,087,000 of loans to borrowers constructing new single family housing, $60,406,000 of loans to lessors of residential buildings, and $44,879,000 loans to physicians for office buildings.

Cash and Cash Equivalents
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

The Company enters into purchases of securities under agreements to resell substantially identical securities for the purpose of collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2006 and 2005 consisted of U.S. Government agency and mortgage-backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered by appropriate entry into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2006, these agreements were considered to be short-term investments with maturities of three months or less.

Investment Securities
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

Other investments include stock acquired for regulatory purposes and trust preferred securities. Stock acquired for regulatory purposes includes Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Trust preferred securities represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, and SCBT Capital Trust III. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and the allowance for loan losses. Unearned income on installment loans are recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are placed on nonaccrual status depending upon the type of loan, the past due status, and the collection activities in progress. Well-secured loans, in the process of collection, are allowed to remain on an accrual basis until they become 120 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Closed end consumer loans and open end consumer loans are charged off or written down to the fair value of collateral on or before becoming 120 and 180 days past due, respectively. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal.

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

Allowance for Loan Losses
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

Rate Lock Commitments
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

Other Real Estate Owned (“OREO”)
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

Transfers of Financial Assets
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

Premises and Equipment
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

Intangible Assets
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

Advertising Costs
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a current year.

Comprehensive Income
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

Employee Benefit Plans
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

Profit-Sharing Plan - The Company and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21 and completing one year of eligible service. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. In 2005 and prior years, the Company has matched 50% of these contributions up to a 6% employee conribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute an additional 1% to 6% (or higher, in certain cases) of annual base compensation as a before tax contribution with no employer matching contribution. In 2006, the Company continued its previous matching policy for employees hired before 2006 and who were age 45 and higher with five or more years of service. The Company has changed some of the provisions in its defined benefit plan and as a result of reduced benefits for certain employees, will match 100% of contributions up to 6% of salary of current employees under age 45 or with less than five years of service. Additionally, any employee hired in 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company’s 100% matching of their 401(k) plan contribution, up to 6% of salary.

Retiree Medical Plan - Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2006, and the liability for future benefits has been recorded in the consolidated financial statements.

Employee Stock Purchase Plan - The Company has registered 315,000 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven-year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed six months of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 85% of the common stock’s fair value on either the first or last day of the quarter.

Income Taxes
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

Share-Based Compensation Plans
The Company accounts for its share-based compensation awards including stock options, restricted stock awards, and the employee stock purchase plan using the fair value method in accordance with Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (see “Recent Accounting Pronouncements” below and Note 17).

Earnings Per Share
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

Reclassification
Certain amounts previously reported have been restated only for the purpose of conforming with the current year’s presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which revises the reporting of assets and liabilities for pensions and other post-retirement benefits. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Statement 158 applies to the Company for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Before adoption, the Company recognized a prepaid pension cost in other assets for its pension retirement plan and an accrued pension cost for its post-retirement benefits plan. After adoption, the Company recognizes an accrued pension cost in other liabilities for its pension retirement plan and an increase in the accrued pension cost for its post-retirement benefits plan. The accrued pension cost is the equivalent of the underfunded status on a projected benefit obligation (“PBO”) basis for its retirement plan and post-retirement benefit plan as of the plans’ measurement date of October 31, 2006.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”)  No. 108 which expressed the staff’s views regarding the process of quantifying financial statement misstatements due to the diversity in practice. The staff is requiring that a company accumulate and quantify misstatements using both the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year or years of origination. The SEC requires application for the year ending December 31, 2006. The adoption of the Bulletin did not have an impact on the Company’s financial position, results of operations, and cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin, No. 85-4. EITF 06-4 requires that policyholders recognize a liability for the postretirement benefits provided through endorsement split-dollar life insurance. The liability to recognize is dependent upon whether the Company is deemed to have promised a death benefit to the participant or to maintain the split-dollar arrangement for the participant’s benefit. EITF 06-5 provides guidance for calculating policy amounts that could be realized and recognized as assets on the policyholder’s balance sheet. Both EITF 06-4 and 06-5 will be effective for fiscal years beginning after December 15, 2007. The Company does not anticipate that these Issues will have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that this Interpretation will have a material effect on its financial statements.

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

In November 2005, the FASB issued Statement 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The provisions of Statement No. 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. Adoption of this Statement did not have a material effect on the Company's results of operations or financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-based Payment, which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. Statement No. 123R also amends Statement No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. In the first quarter of 2005, the SEC issued SAB 107, which addresses the interaction between Statement No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Also, in April 2005, the SEC adopted a new rule that made Statement No. 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company adopted Statement No. 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of nonmonetary exchanges and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement No. 153 did not have a material impact on its financial position or results of operations.

Note 2 - Restriction on Cash and Due from Banks

The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2006 and 2005 was approximately $2,500,000 and $14,073,000, respectively. In accordance with regulatory guidelines, the Banks were able to maintain a smaller reserve of funds with the Federal Reserve as a result of a system change to reclassify demand deposit accounts from transactional to non-transactional.

At December 31, 2006, the Company and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $2,767,000. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

Note 3 - Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2006:
State and municipal	$18,112	$165	$(6)	$18,271

December 31, 2005:
State and municipal	$18,194	$264	$(5)	$18,453

The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data, which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2006:
Government-sponsored enterprises*	$67,791	$52	$(395)	$67,448
Mortgage-backed	94,894	197	(1,853)	93,238
Corporate bonds	14,260	107	(9)	14,358
Corporate stocks	6,991	120	(42)	7,069
	$183,936	$476	$(2,299)	$182,113

December 31, 2005:
Government-sponsored enterprises*	$38,228	$55	$(534)	$37,749
Mortgage-backed	101,754	201	(2,360)	99,595
Corporate bonds	11,309	54	(2)	11,361
Corporate stocks	4,522	401	--	4,923
	$155,813	$711	$(2,896)	$153,628

* - Government-sponsored enterprises are comprised of securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2006:
Federal Reserve Bank stock	$2,911	$--	$--	$2,911
Federal Home Loan Bank stock	6,016	--	--	6,016
Investment in unconsolidated subsidiaries	1,239	--	--	1,239
	$10,166	$--	$--	$10,166
December 31, 2005:
Federal Reserve Bank stock	$1,888	$--	$--	$1,888
Federal Home Loan Bank stock	7,795	--	--	7,795
Investment in unconsolidated subsidiaries	1,239	--	--	1,239
	$10,922	$--	$--	$10,922

The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$3,841	$3,848	$7,444	$7,367
Due after one year through five years	7,434	7,531	145,871	144,086
Due after five years through ten years	3,148	3,177	9,370	9,233
Due after ten years	3,689	3,715	14,260	14,358
	$18,112	$18,271	$176,945	$175,044

There were no sales or transfers of held-to-maturity securities during 2006, 2005 or 2004. The following table summarizes information with respect to sale of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Sale proceeds	$10,371	$6,998	$1,996

Gross realized gains	$--	$--	$--
Gross realized losses	(330)	(202)	(4)
Net realized loss	$(330)	$(202)	$(4)

The Company had 91 securities with gross unrealized losses at December 31, 2006. Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2006:
Securities Held to Maturity
State and municipal	$--	$--	$6	$559
	$--	$--	$6	$559

Securities Available for Sale
Government-sponsored enterprises	$54	$22,868	$341	$26,625
Mortgage-backed	114	10,442	1,739	62,701
Corporate bonds	9	3,951	--
Corporate stocks	42	3,958	--	--
	$219	$41,219	$2,080	$89,326
December 31, 2005:
Securities Held to Maturity
State and municipal	$5	$785	$--	$--
	$5	$785	$--	$--

Securities Available for Sale
Government-sponsored enterprises	$214	$24,185	$320	$11,175
Mortgage-backed	551	40,213	1,809	50,309
Corporate bonds	2	506	--	--
	$767	$64,904	$2,129	$61,484

At December 31, 2006 and 2005, debt securities with unrealized losses have depreciated only 1.7% and 2.2%, respectively, from their amortized cost basis. These unrealized losses relate principally to mortgage-backed securities whose prepayment speeds were different than anticipated at the time of purchase. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the anticipated outlook for changes in the general level of interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2006 and 2005, investment securities with a carrying value of $76,860,000 and $74,424,000, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required and permitted by law. At December 31, 2006 and 2005, the carrying amount of the securities pledged to secure repurchase agreements was $95,967,000 and $62,564,000, respectively.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of loans by category at December 31:

(Dollars in thousands)	2006	2005

Real estate:
Commercial	$835,892	$641,275
Consumer	434,957	421,860
Commercial	190,635	178,039
Firstline	144,910	145,404
Consumer	130,596	127,817
Other loans	23,870	21,605
Total loans	1,760,860	1,536,000
Less, unearned income	(30)	(99)
Less, allowance for loan losses	(22,668)	(20,025)
Loans, net	$1,738,162	$1,515,876

Changes in the allowance for loan losses for the three years ended December 31, were as follows:

(Dollars in thousands)	2006	2005	2004

Balance at beginning of period	$20,025	$14,470	$11,700
Loans charged-off	(3,438)	(1,850)	(2,008)
Recoveries of loans previously charged-off	813	383	446
Balance before provision for loan losses	17,400	13,003	10,138
Provision for loan losses	5,268	4,907	4,332
Allowance acquired in business combinations	--	2,115	--
Balance at end of period	$22,668	$20,025	$14,470

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(Dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$3,499	$3,160
Impaired loans with a valuation allowance	303	621
	$3,802	$3,781

Valuation allowance related to impaired loans	$83	$220
Average of impaired loans during the year	$3,791	$3,355

Total nonaccrual loans	$3,567	$2,760
Total loans past due ninety days or more and
still accruing	$1,039	$1,512

Included in the balance sheet under the caption "Other assets" are certain real properties that were acquired as a result of completed foreclosure proceedings. Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate owned totaled $597,000 and $379,000 at December 31, 2006 and 2005, respectively.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

		Years Ended December 31,
(Dollars in thousands)	Useful Life	2006	2005

Land		$12,163	$10,216
Buildings and leasehold improvements	15-40 years	36,803	33,108
Equipment and furnishings	3-10 years	19,042	18,039
Construction in process		1,545	2,725
Total		69,553	64,088
Less, accumulated depreciation		20,649	20,424
		$48,904	$43,664

Depreciation expense charged to operations was $2,956,000, $2,473,000, and $2,210,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Computer software with an original cost of $2,304,000 is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $299,000, $261,000, and $302,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 6 - Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill, based on analysis through December 31, 2006. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

Balance, January 1, 2005	$3,717
Devine Mortgage, New Commerce BanCorp,
and Sun Bancshares acquisitions	28,503
Balance, December 31, 2005	32,220
SunBank acquisition	93
Balance, December 31, 2006	$32,313

The Company’s other intangible assets, consisting primarily of core deposit premium costs, are included in “Other assets”. The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31:

(Dollars in thousands)	2006	2005

Gross carrying amount	$7,821	$7,821
Accumulated amortization	(4,455)	(3,973)
	$3,366	$3,848

Amortization expense totaled $482,000, $305,000, and $186,000 for the years ended December 31, 2006,  2005, and 2004, respectively. Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:
(Dollars in thousands)

Years ending December 31:
2007	$463
2008	445
2009	427
2010	409
2011	391
$2,135

Note 7 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $371,517,000 and $268,212,000, respectively.

At December 31, 2006, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)

Years ending December 31:
2007	$767,097
2008	20,591
2009	3,540
2010	483
2011	1,015
Thereafter	814
$793,540

Note 8 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis. Some securities underlying these agreements include arrangements to resell securities from broker-dealers approved by the Company. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At period-end:
Federal funds purchased
and securities sold under
repurchase agreeements	$203,105	4.46%	$150,163	3.47%	$89,206	1.43%

Average for the year:
Federal funds purchased
and securities sold under
repurchase agreeements	$149,081	4.08%	$123,352	2.46%	$90,445	0.76%

Maximum month-end balance:
Federal funds purchased
and securities sold under
repurchase agreeements	$203,105		$163,593		$111,889

Note 9 - Other Borrowings

The Company’s other borrowings were as follows as of December 31:
(Dollars in thousands)	2006	2005

FHLB advances with various maturity dates (ranging from less than one to eighteen years), various contractual terms, and various repayment schedules with fixed rates of interest (net of discount of $84 and $117 in 2006 and 2005, respectively).	$47,677	$101,018

SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate (5.36% at December 31, 2006) plus a spread adjusted quarterly; guaranteed by the Company on a subordinated basis, matures in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.	12,372	12,372

SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% for five years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; guaranteed by the Company on a subordinated basis, matures in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.	8,248	8,248

SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% for ten years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; matures in 30 years, and can be called by the issuer without penalty on or after September 15, 2012.	20,619	20,619

Other	1,500	2,000
	$90,416	$144,257

FHLB Advances

The Company has entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

Advances outstanding of $26,500,000 and $3,000,000 at December 31, 2006 will convert to a floating interest rate indexed to LIBOR when the index equals or exceeds 7.50% and 7.00%, respectively. There were no advances at variable rates as of December 31, 2006. Net eligible loans of the Company pledged to the FHLB for advances and letters of credit at December 31, 2006, were approximately $230,085,000. With the haircut reduction, total borrowing capacity at FHLB was $149,405,000. After accounting for outstanding advances totaling $47,761,000 and letters of credit totaling $26,000,000, the Company had unused net credit available in the amount of $75,644,000 at December 31, 2006.

The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2006 and 2005 was $101,012,000 and $104,045,000, respectively. The average amount outstanding for the years ended December 31, 2006 and 2005 was $93,536,000 and $63,327,000, respectively. The weighted-average interest rate during the years ended December 31, 2006 and 2005 was 5.10% and 4.90%, respectively. The weighted-average interest rate at December 31, 2006 and 2005 was 5.05% and 4.72%, respectively.

Junior Subordinated Debt

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

As of December 31, 2006, the sole asset of the Trusts is an aggregate of $41,239,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Principal maturities of other borrowings are summarized below:

		Junior
	FHLB	Subordinated
(Dollars in thousands)	Borrowings	Debt	Other

Years Ended December 31,
2007	$127	$--	$1,500
2008	3,208	--	--
2009	13,130	--	--
2010	133	--	--
2011	29,635	--	--
Thereafter	1,444	41,239	--
	$47,677	$41,239	$1,500

 Note 10 - Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Current:
Federal	$10,078	$8,634	$6,454
State	920	780	634
Total current tax expense	10,998	9,414	7,088

Deferred:
Federal	(714)	(1,539)	(510)
State	--	(52)	(141)
Total deferred tax benefit	(714)	(1,591)	(651)
Provision for income taxes	$10,284	$7,823	$6,437

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax expense (benefit) as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Provision for loan losses	$(951)	$(569)	$(1,049)
Net operating loss carryforwards	568	(1,189)	--
Pension cost and post-retirement benefits	79	131	307
Intangible assets	(139)	429	136
Depreciation	(146)	(143)	221
Share-based compensation	(180)	--	--
Deferred compensation	(4)	(137)	(250)
Other	59	(113)	(16)
	$(714)	$(1,591)	$(651)

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Income taxes at federal statutory rate	$10,531	$8,567	$7,159
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	608	500	430
Tax-exempt interest	(432)	(489)	(558)
Income tax credits	(324)	(354)	(194)
Utilization of net operating loss carryforwards	--	(266)	--
Dividends received deduction	(183)	(116)	(158)
Other, net	84	(19)	(242)
	$10,284	$7,823	$6,437

The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2006	2005

Allowance for loan losses	$7,935	$6,984
Net operating loss carryforwards	1,037	1,443
Pension plan	681	--
Unrealized losses on investment
securities available for sale	615	943
Deferred compensation	391	387
Share-based compensation	180	--
Post-retirement benefits	114	107
Other real estate owned	5	--
Total deferred tax assets	10,958	9,864
Depreciation	1,414	1,559
Intangible assets	139	279
Pension plan	--	837
Other	164	100
Total deferred tax liabilities	1,717	2,775
Net deferred tax asset before
valuation allowance	9,241	7,089
Less, valuation allowance	(418)	(257)
Net deferred tax asset	$8,823	$6,832

At December 31, 2006, the Company had operating loss carryforwards for federal and state income tax purposes of approximately $1,775,000 and $8,311,000, respectively, available to offset future taxable income. The carryforwards expire in varying amounts through 2020. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

Note 11 - Other Expense

The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Advertising	$3,186	$2,519	$1,881
Data and computer services	1,805	1,384	1,040
Telephone and postage	1,738	1,559	1,462
Business development and staff related	1,717	1,519	1,315
Professional fees	1,605	1,501	1,987
Office supplies	1,464	1,443	1,077
Bankcard services	1,026	738	598
Regulatory fees	1,021	884	731
Other loan expense	1,014	1,352	1,367
Amortization	825	576	488
Retail products	594	450	483
Directors fees	507	443	438
Property and sales tax	483	891	889
Donations	375	582	282
Insurance	327	277	251
Other	1,390	1,826	1,324
	$19,077	$17,944	$15,613

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Numerator:
Net income - numerator for basic
and diluted earnings per share	$19,805	$16,655	$14,016

Denominator:
Denominator for basic earnings per share -
weighted-average shares outstanding	9,126	8,539	8,466

Effect of dilutive securities:
Employee stock options	92	83	84

Dilutive potential shares:
Denominator for diluted earnings per
share - adjusted weighted-average
shares and assumed conversions	9,218	8,622	8,550
Basic earnings per share	$2.17	$1.95	$1.66
Diluted earnings per share	$2.15	$1.93	$1.64

The earnings per share data above has been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of March 9, 2007 and December 20, 2004.

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Number of shares	--	36,848	--
Range of exercise prices	--	$30.39 to $31.97	--

Note 13 - Other Comprehensive Loss

The components of other comprehensive loss and related tax effects related to unrealized holding gains (losses) on securities available for sale are as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Unrealized holding gains (losses) on securities
available for sale arising during the year	$319	$(2,603)	$(779)
Less, reclassification adjustment for losses
realized in net income	330	202	4
Net change in unrealized holding losses	649	(2,401)	(775)
Tax effect	(247)	962	295
Net-of-tax amount	$402	$(1,439)	$(480)

For the year ended December 31, 2006, the Company recognized the following amounts in other comprehensive loss related to the adjustment to initially apply FASB Statement No. 158:

(Dollars in thousands)

Retirement plan:
Net loss	$(5,280)
Prior service credit	1,243
(4,037)
Post-retirement benefits:
Net gain	10
Transition obligation	(190)
(180)
Net change in unrecognized amounts	(4,217)
Tax effect	1,602
Net-of-tax amount	$(2,615)

Note 14 - Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (“OCC”) is required to pay dividends in excess of the subsidiaries’ net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2006, approximately $37,317,000 of the Banks’ retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may lend to the Company. The maximum amount available for transfer from the Banks to the Company in the form of loans or advances was approximately $39,747,000 at December 31, 2006.

Note 15 - Retirement Plans

The following sets forth the pension plan's funded status and amounts recognized in the Company’s accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$15,658	$14,059
Service cost	624	948
Interest cost	822	834
Plan amendment	(1,154)	--
Actuarial loss	659	153
Benefits paid	(345)	(336)
Benefit obligation at end of year	16,264	15,658

Change in plan assets:
Fair value of plan assets at beginning of year	13,062	11,279
Actual return on plan assets	1,356	530
Employer contribution	780	1,589
Benefits paid	(345)	(336)
Fair value of plan assets at end of year	14,853	13,062
Funded status	(1,411)	(2,596)
Unrecognized net actuarial loss	--	5,242
Unrecognized prior service benefit	--	(261)
Prepaid benefit cost (accrued pension liability)	$(1,411)	$2,385

The incremental effect of applying Statement No. 158, including the Company’s post-retirement plan in Note 16, on individual line items in the statement of financial position follows:

	Before		After
(Dollars in thousands)	Application	Adjustments	Application

Prepaid benefit cost	$2,625	$(2,625)	$--
Liability for pension benefits and
post-retirement benefits	324	1,593	1,917
Deferred income taxes	7,218	1,603	8,821
Total liabilities	2,014,932	1,593	2,016,525
Accumulated other comprehensive loss	(902)	(2,615)	(3,517)
Total stockholders' equity	164,503	(2,615)	161,888

The components of net periodic pension cost are as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Service cost	$624	$948	$665
Interest cost	822	834	716
Expected return on plan assets	(1,106)	(957)	(792)
Amortization of prior service cost	(173)	(38)	(38)
Recognized net actuarial loss	372	359	186
	$539	$1,146	$737

The other changes in plan assets and benefit obligations recognized in other comprehensive loss as of December 31, 2006 are as follows:
(Dollars in thousands)

Net loss	$5,280
Prior service credit	(1,243)
Amortization of prior service cost	--
Total amount recognized	$4,037

Amortization of prior service cost will be a component of the annual change in 2007. As a result of implementing Statement No. 158, the change to other comprehensive loss is the full existing unrecognized amount.

The following is information as of the measurement date:
(Dollars in thousands)	2006	2005

Information as of the measurement date:
Projected benefit obligation	$16,264	$15,658
Accumulated benefit obligation	14,516	12,953
Fair value of plan assets at October 31	14,853	13,062

The Company used a 5.75% discount rate and a 5.00% rate of compensation increase in its weighted-average assumptions used to determine benefit obligation at the October 31 measurement date. The assumptions used to determine net periodic pension cost for the years ended December 31, 2006, 2005, and 2004 are as follows:
	Years Ended December 31,
	2006	2005	2004

Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company’s plan assets. Using this reference information, the Company developed forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The asset allocation of the Company’s pension plan is targeted at 55% in U.S. equities, 10% in international equities, 30% in fixed income, and 5% in cash equivalents.

In developing the 8% long-term rate of return assumption for the pension plan, the Company utilized the following long-term rate of return and standard deviation assumptions:
	Rate of	Standard
	Return	Deviation
Asset Class	Assumption	Assumption

High Grade Fixed Income	6.93%	7.27%
High Yield Fixed Income	9.26%	7.74%
International Fixed Income	9.91%	8.56%
Large Cap Equity	12.21%	16.42%
Small Cap Equity	13.20%	19.68%
Foreign Equity	11.06%	18.81%
Inflation	3.00%	n/a

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

Below is a summary of the Plan’s year-end asset allocation:
	2006		2005
(Dollars in thousands)	Fair Value	Percentage	Fair Value	Percentage

Cash or cash equivalents	$3,455	23.26%	$529	4.00%
Guaranteed investment account	--	0.00%	1,914	14.70%
Short-term fixed income	2,136	14.38%	2,049	15.70%
Broad market fixed income	2,145	14.44%	2,050	15.70%
Domestic equity	6,255	42.11%	5,840	44.70%
Foreign equity	862	5.81%	680	5.20%
	$14,853	100.00%	$13,062	100.00%

As of December 31, 2006, the Plan’s domestic equity securities did not include any of the Company’s common stock. The Plan sold $793,000 or 19,554 shares of the Company’s common stock during the year ended December 31, 2006. As of December 31, 2005, the Plan’s domestic equity securities included $648,000 (19,382 shares representing 4.96% of plan assets) of the Company’s common stock. The plan made purchases totaling $6,000 or 172 shares and $32,000 or 1,040 shares of the Company’s common stock for the years ended December 31, 2006 and 2005, respectively. Dividends on the Company’s common stock received by the plan totaled $10,000 and $13,000 for 2006 and 2005, respectively.

Estimated future benefit payments (including expected future service as appropriate):
(Dollars in thousands)

2007	$403
2008	490
2009	593
2010	623
2011	679
2012-2016	4,706
$7,494

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Pension	$539	$1,146	$737
Profit-sharing	900	479	460
	$1,439	$1,625	$1,197

The Company expects to contribute approximately $650,000 to the pension plan in 2007, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

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

Note 16 - Post-Retirement Benefits

The following sets forth the plan’s funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:
(Dollars in thousands)	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$548	$547
Interest cost	30	31
Actuarial (gain) / loss	(22)	23
Benefits paid	(50)	(53)
Benefit obligation at end of year	506	548

Change in plan assets:
Fair value of plan assets at beginning of year	--	--
Employer contribution	50	53
Benefits paid	(50)	(53)
Fair value of plan assets at end of year	--	--
Funded status	(506)	(548)
Unrecognized net actuarial loss	--	12
Unrecognized transition obligation	--	221
Accrued benefit cost	$(506)	$(315)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost using an October 31 measurement date are as follows:
	2006	2005

Weighted-average assumptions used to
determine benefit obligation
as of measurment date:
Discount rate	5.75%	5.75%

Weighted-average assumptions used to
determine net periodic benefit cost for years
ended December 31:
Discount rate	5.75%	6.00%

Assumed health care cost trend rates
at December 31:
Health care cost trend rate assumed
for next year	5.00%	5.00%
Year that the rate reaches the
ultimate trend rate	2006	2005

Components of net periodic benefit cost are as follows:
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Interest cost	$30	$31	$36
Amortization of transition obligation	32	31	31
Net periodic benefit cost	$62	$62	$67

The other changes in plan assets and benefit obligations recognized in other comprehensive loss as of December 31, 2006 are as follows:
(Dollars in thousands)

Net (gain) loss	$(10)
Transition obligation	190
Amortization of transition obligation	--
Total amount recognized	$180

Amortization of transition obligation will be a component of the annual change in 2007. As a result of implementing Statement No. 158, the change to other comprehensive loss is the full existing unrecognized amount.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2006:
	One-Percentage Point
(Dollars in thousands)	Increase	Decrease

Effect on total of service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	41	(37)

Estimated future benefit payments (including expected future service as appropriate):
(Dollars in thousands)

2007	$48
2008	48
2009	48
2010	47
2011	46
2012-2016	217
$454

The Company expects to contribute approximately $48,000 to the post-retirement medical plan in 2007.

Note 17 - Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, as these incentive stock options become exercisable in 25% increments ratably over the four year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 600,000 shares registered under the 2004 plan.

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure) (collectively “Statement No. 123”). No share-based employee compensation cost related to stock options was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	304,018	$23.32	298,748	$21.66	316,247	$19.12
Granted	41,714	33.85	45,568	32.47	73,080	28.57
Exercised	(45,525)	18.47	(21,191)	18.66	(75,030)	17.36
Expired/Forfeited	(6,523)	27.73	(19,107)	24.37	(15,549)	23.16
Outstanding at December 31	293,684	25.47	304,018	23.32	298,748	21.66

Exercisable at December 31	189,215	22.46	171,809	20.14	117,457	18.97

Weighted-average fair value of
options granted during the year	$7.75		$9.53		$8.76

Information pertaining to options outstanding at December 31, 2006, is as follows:
	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	Outstanding	Life	Exercise Price	Outstanding	Exercise Price

$11.96 - $16.71	56,063	4.8 years	$15.53	56,063	$15.53
$19.05 - $23.24	80,188	5.1 years	21.67	67,607	21.42
$24.68 - $29.50	83,376	7.1 years	28.50	53,959	28.52
$31.91 - $33.57	60,057	8.5 years	33.45	8,086	33.47
$33.86 - $36.38	14,000	9.2 years	34.71	3,500	34.46
	293,684	6.5 years		189,215

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:
	2006	2005	2004

Dividend yield	2.15%	2.19%	2.47%
Expected life	7 years	10 years	10 years
Expected volatility	19%	24%	25%
Risk-free interest rate	4.49%	4.24%	4.67%

The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for years ended December 31, 2005 and 2004:
	Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004

Net income, as reported	$16,655	$14,016
Less, total share-based employee
compensation expense determined under the fair
value based method, net of related tax effects	280	237
Pro forma net income	$16,375	$13,779

Earnings per share:
Basic - as reported	$1.95	$1.66
Basic - pro forma	1.91	1.63
Diluted - as reported	$1.93	$1.64
Diluted - pro forma	1.90	1.61

As a result of adopting Statement No. 123R on January 1, 2006, earnings before income taxes for the year ended December 31, 2006 were $536,000 lower than if share-based compensation had continued to be accounted for under Opinion 25. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $204,000 for the year ended December 31, 2006.

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically vest over a 48-month period, while grants to non-employee directors typically vest within a 12-month period.

All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non-employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the officer. The Company granted 27,435, 17,592, and 5,000 shares in 2006, 2005, and 2004, respectively. The weighted-average-grant-date fair value of restricted shares granted in 2006, 2005, and 2004 was $33.56, $32.70, and $29.00, respectively. Compensation expense of $447,000, $275,000, and $81,000 was recorded in 2006, 2005, and 2004, respectively.

Nonvested restricted stock for the year ended December 31, 2006 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1	34,656	$30.29
Granted	27,435	33.56
Vested	15,066	32.91
Nonvested at December 31	47,025	31.30

The vesting schedule of non-vested shares at December 31, 2006, is as follows:
Shares

2007	14,663
2008	8,464
2009	17,214
2010	5,184
2011	1,500
47,025

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a 15% discounted price. For the year ended December 31, 2006, employees participating in the plan purchased 14,054 shares. As a result of adopting Statement No. 123R, the Company recognized $75,000 in share-based compensation expense for the year ended December 31, 2006 related to employee stock purchases under this plan.

As of December 31, 2006, there was $1,982,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.16 years. The total fair value of shares vested during the years ended December 31, 2006 was $951,000.

Note 18 - Stock Repurchase Program

In February 2004, the Company’s Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously  announced programs that may have had remaining available shares for repurchase. No shares were repurchased under this program in 2006 and 2005. During the year ended December 31, 2004, the Company repurchased 120,908 shares at a cost of $3,590,000. Under other arrangements where directors or officers sold or surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 13,149, 8,467, and 18,780 shares at a cost of $443,000, $256,000, and $613,000 in 2006, 2005, and 2004, respectively.

Note 19 - Lease Commitments

The Company’s subsidiaries were obligated at December 31, 2006, under certain noncancelable operating leases extending to the year 2030 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:
(Dollars in thousands)

Years Ending December 31,
2007	$3,295
2008	3,450
2009	3,451
2010	3,487
2011	1,665
Thereafter	7,658
$23,006

Total lease expense for the years ended December 31, 2006, 2005, and 2004 was $2,924,000, $2,695,000, and $3,003,000, respectively.

Note 20 - Contingent Liabilities

The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 21 - Related Party Transactions

During 2006 and 2005, the Company’s banking subsidiaries had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $35,785,000 and $34,701,000 at December 31, 2006 and 2005 respectively. During 2006, $15,864,000 of new loans were made to this group while repayments of $14,661,000 were received during the year. Other changes resulted in an decrease of $119,000. Related party deposits totaled approximately $25,338,000 and $31,571,000 at December 31, 2006 and 2005, respectively.

Note 22 - Financial Instruments with Off-Balance Sheet Risk

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

The subsidiaries’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:
	2006	2005

Commitments to extend credit	$383,233	$389,114
Standby letters of credit and financial guarantees	10,697	7,499
	$393,930	$396,613

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The subsidiary banks evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiaries are committed.

Standby Letters of Credit and Financial Guarantees

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

Note 23 - Fair Value of Financial Instruments

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

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Investment Securities

Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions. The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.

Mortgage Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

The fair value of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

Other Borrowings

The fair value of other borrowings is estimated using discounted cash flow analysis on the Company’s current incremental borrowing rates for similar types of instruments.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:
	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$78,406	$78,406	$103,134	$103,134
Investment securities	210,391	210,550	182,744	183,003
Loans, net and loans held for sale	1,761,398	1,744,486	1,528,837	1,517,196
Accrued interest receivable	11,760	11,760	9,112	9,112
Financial liabilities:
Deposits	1,706,715	1,633,483	1,473,289	1,403,000
Federal funds purchased and securities
sold under agreements to repurchase	203,105	203,105	150,163	150,163
Other borrowings	90,416	90,928	144,257	144,933
Accrued interest payable	8,918	8,918	4,244	4,244
Unrecognized financial instruments:
Commitments to extend credit	383,233	374,622	389,114	386,189
Standby letters of credit and financial guarantees	10,697	10,697	7,499	7,499

Note 24 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2006 and 2005, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

As of their most recent regulatory examinations, the Company and its subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events subsequent to the most recent examinations that management believes have changed the institutions’ category.

Actual capital amounts and ratios are also presented in the table below:
					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
(Dollars in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total risk-based capital
(to risk-weighted assets):
Consolidated	$191,018	11.36%	$134,486	8.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	166,528	11.18%	119,201	8.00%	149,001	10.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	21,348	11.12%	15,360	8.00%	19,200	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	169,949	10.11%	67,243	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	147,850	9.92%	59,601	4.00%	89,401	6.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	18,947	9.87%	7,680	4.00%	11,520	6.00%
Tier 1 capital (to average assets):
Consolidated	169,949	8.11%	83,844	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	147,850	8.02%	73,762	4.00%	92,202	5.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	18,947	7.56%	10,021	4.00%	12,527	5.00%

December 31, 2005:
Total risk-based capital
(to risk-weighted assets):
Consolidated	$171,888	11.45%	$120,120	8.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	137,304	10.90%	100,806	8.00%	126,008	10.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	19,189	11.86%	12,938	8.00%	16,173	10.00%
SunBank, N.A.	12,764	15.96%	6,399	8.00%	7,999	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	153,874	10.25%	60,060	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	121,696	9.66%	50,403	4.00%	75,605	6.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	17,165	10.61%	6,469	4.00%	9,704	6.00%
SunBank, N.A.	11,762	14.70%	3,199	4.00%	4,799	6.00%
Tier 1 capital (to average assets):
Consolidated	153,874	8.58%	71,745	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	121,696	7.88%	61,779	4.00%	77,224	5.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	17,165	8.16%	8,412	4.00%	10,515	5.00%
SunBank, N.A.	11,762	12.96%	3,629	4.00%	4,536	5.00%

Note 25 - Condensed Financial Statements of Parent Company

Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheets
(Dollars in thousands)
	December 31,
	2006	2005
ASSETS
Cash	$1,004	$971
Investment securities available for sale	956	888
Investment in subsidiaries	199,976	186,391
Less allowance for loan losses	(34)	(29)
Premise and equipment	--	5
Other assets	1,342	1,626
Total assets	$203,244	$189,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	$41,356	$41,449
Shareholders' equity	161,888	148,403
Total liabilities and shareholders' equity	$203,244	$189,852

Condensed Statements of Income
(Dollars in thousands)
	Years Ended December 31,
	2006	2005	2004
Income:
Dividends from subsidiaries	$5,981	$5,531	$5,728
Operating income	7	18	14
Total income	5,988	5,549	5,742
Operating expenses	2,977	1,908	572
Income before income tax benefit and equity in
undistributed earnings of subsidiaries	3,011	3,641	5,170
Applicable income tax benefit	1,016	629	191
Equity in undistributed earnings of subsidiaries	15,778	12,385	8,655
Net income	$19,805	$16,655	$14,016

Condensed Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$19,805	$16,655	$14,016
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39	10	11
Provision for loan losses	6	48	--
Share-based compensation	983	--	--
Decrease (increase) in other assets	110	(136)	110
(Decrease) increase in other liabilities	59	(277)	(7)
Undistributed earnings of subsidiaries	(15,778)	(12,385)	(8,655)
Net cash provided by operating activities	5,224	3,915	5,475
Cash flows from investing activities:
Purchases of investment securities available for sale	(100)	--	(110)
Payments for investments in subsidiaries	--	(40,916)	--
Recoveries on loans previously charged off	17	15	16
Purchases of premises and equipment	--	--	(685)
Other, net	(18)	623	--
Net cash used in investing activities	(101)	(40,278)	(779)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	41,239	--
Cash dividends paid	(5,911)	(5,527)	(5,228)
Common stock issuance	423	876	427
Common stock redeemed	(443)	(252)	(3,590)
Stock options exercised	841	395	1,304
Net cash provided by (used in) financing activities	(5,090)	36,731	(7,087)
Net increase (decrease) in cash and cash equivalents	33	368	(2,391)
Cash and cash equivalents at beginning of period	971	603	2,994
Cash and cash equivalents at end of period	$1,004	$971	$603

Note 26 - Subsequent Event

On January 18, 2007, the Board of Directors declared a 5% stock dividend payable on March 23, 2007 to stockholders of record on March 9, 2007. Per-share amounts in the accompanying financial statements have been restated for the stock dividend.