Form 10-Q
period 2007-03-31
SCBT FINANCIAL CORP
filed 2007-05-09
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $2.50 par value	Outstanding as of April 30, 2007 9,187,357

SCBT Financial Corporation and Subsidiaries
March 31, 2007 Form 10-Q

INDEX
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2007 and 2006	2

	Condensed Consolidated Statements of Changes
	in Shareholders’ Equity -
	Three Months Ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$52,930	$45,460
Interest-bearing deposits with banks	2,992	2,946
Federal funds sold and securities purchased under agreements to resell	44,000	30,000
Total cash and cash equivalents	99,922	78,406
Investment securities:
Securities held to maturity (fair value of $16,743 in 2007 and $18,271 in 2006)	16,579	18,112
Securities available for sale, at fair value	190,719	182,113
Other investments	12,487	10,166
Total investment securities	219,785	210,391
Loans held for sale	33,868	23,236
Loans	1,783,357	1,760,860
Less unearned income	(20)	(30)
Less allowance for loan losses	(22,955)	(22,668)
Loans, net	1,760,382	1,738,162
Premises and equipment, net	49,718	48,904
Goodwill	32,313	32,313
Other assets	46,512	47,001
Total assets	$2,242,500	$2,178,413

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$273,054	$256,717
Interest-bearing	1,443,345	1,449,998
Total deposits	1,716,399	1,706,715

Federal funds purchased and securities sold under agreements to repurchase	201,407	203,105
Other borrowings	140,399	90,416
Other liabilities	17,695	16,289
Total liabilities	2,075,900	2,016,525

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares
9,182,181 and 8,719,146 shares issued and outstanding	22,955	21,798
Surplus	107,694	92,099
Retained earnings	38,838	51,508
Accumulated other comprehensive loss	(2,887)	(3,517)
Total shareholders' equity	166,600	161,888
Total liabilities and shareholders' equity	$2,242,500	$2,178,413

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$32,981	$27,174
Investment securities:
Taxable	2,317	1,848
Tax-exempt	329	294
Federal funds sold and securities purchased under agreements to resell	579	496
Deposits with banks	40	38
Total interest income	36,246	29,850
Interest expense:
Deposits	12,492	8,165
Federal funds purchased and securities sold under agreements to repurchase	2,305	1,483
Other borrowings	1,769	1,819
Total interest expense	16,566	11,467
Net interest income:
Net interest income	19,680	18,383
Provision for loan losses	782	1,146
Net interest income after provision for loan losses	18,898	17,237
Noninterest income:
Service charges on deposit accounts	3,404	3,137
Other service charges and fees	3,889	2,889
Gain on sale of assets	--	9
Total noninterest income	7,293	6,035
Noninterest expense:
Salaries and employee benefits	10,922	9,816
Net occupancy expense	1,101	1,016
Furniture and equipment expense	1,294	1,154
Other expense	5,260	4,383
Total noninterest expense	18,577	16,369
Earnings:
Income before provision for income taxes	7,614	6,903
Provision for income taxes	2,404	2,117
Net income	$5,210	$4,786
Earnings per share:
Basic	$0.57	$0.53
Diluted	$0.56	$0.52

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Three Months Ended March 31, 2007 and 2006
(Dollars in thousands, except per share data)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2005	8,644,883	$21,612	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	4,786	--	4,786
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	(390)	(390)
Total comprehensive income						4,396
Cash dividends declared at $.17 per share	--	--	--	(1,473)	--	(1,473)
Stock options exercised	5,868	15	88	--	--	103
Restricted stock awards	24,173	60	(60)	--	--	--
Common stock repurchased	(2,354)	(6)	(75)	--	--	(81)
Share-based compensation expense	--	--	417	--	--	417
Balance, March 31, 2006	8,672,570	$21,681	$90,851	$40,927	$(1,694)	$151,765

Balance, December 31, 2006	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	--	--	--	5,210	--	5,210
Change in net unrealized gain on securities
available for sale, net of tax effects	--	--	--	--	630	630
Total comprehensive income						5,840
Cash dividends declared at $.17 per share	--	--	--	(1,533)	--	(1,533)
Stock options exercised	4,789	12	79	--	--	91
Restricted stock awards	24,956	62	(62)	--	--	--
Common stock repurchased	(2,474)	(6)	(86)	--	--	(92)
Share-based compensation expense	--	--	406	--	--	406
Common stock dividend of 5%, record date, March 9, 2007	435,764	1,089	15,258	(16,347)	--	--
Balance, March 31, 2007	9,182,181	$22,955	$107,694	$38,838	$(2,887)	$166,600

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$5,210	$4,786
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	880	750
Provision for loan losses	782	1,146
Share-based compensation expense	406	417
Gain on disposal of premises and equipment	--	(9)
Net amortization (accretion) of investment securities	(72)	8
Net change in loans held for sale	(10,632)	(11,232)
Net change in miscellaneous assets and liabilities	1,428	2,608
Net cash used in operating activities	(1,998)	(1,526)
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	2,280	4,307
Proceeds from maturities and calls of investment securities available for sale	9,233	6,208
Proceeds from sales of other investment securities	1,350	269
Purchases of investment securities held to maturity	(752)	--
Purchases of investment securities available for sale	(16,746)	(28,831)
Purchases of other investment securities	(3,671)	(306)
Net increase in customer loans	(23,237)	(66,313)
Recoveries of loans previously charged off	234	123
Purchases of premises and equipment	(1,614)	(1,808)
Proceeds from sale of premises and equipment	10	270
Net cash used in investing activities	(32,913)	(86,081)
Cash flows from financing activities:
Net increase in deposits	9,684	122,151
Net decrease in federal funds purchased
and securities sold under agreements to repurchase	(1,698)	(10,816)
Proceeds from issuance of debt	80,000	--
Repayment of debt	(30,025)	(9,025)
Common stock repurchased	(92)	(81)
Dividends paid	(1,533)	(1,473)
Stock options exercised	91	103
Net cash provided by financing activities	56,427	100,859
Net increase in cash and cash equivalents	21,516	13,252
Cash and cash equivalents at beginning of period	78,406	103,134
Cash and cash equivalents at end of period	$99,922	$116,386

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 - Recent Accounting Pronouncements

In February 2007, Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value option may be elected for an individual item without electing it for other identical items. Unrealized gains and losses on eligible items measured at fair value must be reported in current earnings. Upfront costs and fees related to such items must also be recognized in current earnings as incurred. Early adoption is permitted subject to certain conditions. The Company has decided not to early adopt and does not anticipate that the statement will have a material effect on its financial statements when the statement becomes effective. The statement will be effective as of the start of the first fiscal year beginning after November 15, 2007 and may not be applied retrospectively to prior fiscal years.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which revises the reporting of assets and liabilities for pensions and other post-retirement benefits. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted Statement 158 for the year ended December 31, 2006, except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position which will be effective for fiscal years ending after December 15, 2008. Before adoption, the Company recognized a prepaid pension cost in other assets for its pension retirement plan and an accrued pension cost for its post-retirement benefits plan. After adoption, the Company recognizes an accrued pension cost in other liabilities for its pension retirement plan and an increase in the accrued pension cost for its post-retirement benefits plan. The accrued pension cost is the equivalent of the underfunded status on a projected benefit obligation (“PBO”) basis for its retirement plan and post-retirement benefit plan as of the plans’ measurement date of October 31, 2006.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of FIN 48 effective January 2007 did not have an impact on its financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets. Statement No. 156, which is an amendment to Statement No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

Note 3 - Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following:
	March 31,	December 31,
(Dollars in thousands)	2007	2006

Real estate:
Commercial	$853,899	$835,892
Consumer residential mortgage	232,922	238,672
Consumer construction and development	195,860	196,285
Commercial	197,077	190,635
Firstline	141,788	144,910
Consumer	129,890	130,596
Other loans	31,921	23,870
Total loans	1,783,357	1,760,860
Less, unearned income	(20)	(30)
Less, allowance for loan losses	(22,955)	(22,668)
Loans, net	$1,760,382	$1,738,162

An analysis of the changes in the allowance for loan losses is as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Balance at beginning of period	$22,668	$20,025
Loans charged-off	(729)	(3,438)
Recoveries of loans previously charged-off	234	813
Balance before provision for loan losses	22,173	17,400
Provision for loan losses	782	5,268
Balance at end of period	$22,955	$22,668

Note 4 - Deposits

The Company's total deposits are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Certificates of deposit	$762,173	$793,540
Money market accounts	586,250	579,398
Transaction accounts	273,054	256,717
Savings accounts	94,091	76,734
Other	831	326
	$1,716,399	$1,706,715

The aggregate amount of time deposits in denominations of $100,000 or more at March 31, 2007 and December 31, 2006 was $366,742,000 and $371,517,000, respectively.

Note 5 - Retirement Plans

The Company and its subsidiaries have a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. Effective January 1, 2006, amendments were made to the Company’s pension plan. On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

The components of net periodic pension expense recognized during the three months ended March 31 are as follows:

(Dollars in thousands)	2007	2006

Service cost	$167	$155
Interest cost	231	206
Expected return on assets	(301)	(276)
Amortization of prior service cost	(43)	(43)
Recognized net actuarial cost	104	93
Net periodic pension expense	$158	$135

The Company contributed $189,000 to the pension plan for the three months ended March 31, 2007 and anticipates making similar additional contributions during the year.

The Company and its subsidiaries have a profit-sharing plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 and who were age 45 and higher with five or more years of service. The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service. Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company’s 100% matching of their 401(k) plan contribution, up to 6% of salary.

Effective April 1, 2007, amendments were made to the Company’s 401(k) savings plan. Employees are no longer required to complete six months of service and can enter the plan on or after the first day of each month. If an employee does not elect to defer at least 2% of his or her salary by the election date, the Company will automatically enroll the employee and defer 2% of his or her salary within the savings plan. If the employee does not elect an investment allocation, the plan administrator will select a retirement-based portfolio according to the employee’s number of years until normal retirement age. The plan’s investment valuations are now generally provided on a daily basis.

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

	Three Months Ended
	2007	2006

Basic	9,177,481	9,103,473
Diluted	9,276,896	9,204,052

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares. The number of shares in this category was 30,043 with an exercise price of $39.74 at March 31, 2007. There were no options in this category at March 31, 2006.

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

With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, as these incentive stock options become exercisable in 25% increments ratably over the four year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years. No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding. The 2004 plan is the only plan from which new stock-based compensation grants may be issued. It is the Company’s policy to grant options out of the 661,500 shares registered under the 2004 plan.

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure) (collectively “Statement No. 123”). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R. As of December 31, 2006, the Company had 308,368 stock options not fully vested.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2007	2006

Dividend yield	1.87%	2.17%
Expected life	7 years	10 years
Expected volatility	17%	19%
Risk-free interest rate	4.68%	4.55%

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees have typically vested either ratably over or, in some cases, all at once at the end of a 48-month period, while grants to non-employee directors typically vest within a 12-month period.

Note 8 - Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2007, commitments to extend credit and standby letters of credit totaled $412,143,000. The Company does not anticipate any material losses as a result of these transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this quarterly report beginning on page 1. For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

At March 31, 2007, we had $2.2 billion in assets and approximately 653 full-time equivalent employees. Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

In March 2007, we moved a Myrtle Beach loan production office into a full-service South Carolina Bank and Trust branch.

Results of Operations

We measure our progress based on the results of soundness, profitability, and growth. Our banks produced strong performance during the first quarter of 2007. These results were achieved as we experience ongoing challenges in a difficult interest rate environment, a slowing economy, and a rise in credit costs at some institutions. We are very proud of the results our team produced despite these challenges. Our company achieved an increase in consolidated net income compared to the first quarter of 2006, maintained exceptional credit quality, and continued to make growth investments for the future. The following key operating highlights for the first quarter are outlined below:

•	Consolidated net income increased 8.9% to $5.2 million from $4.8 million in the first quarter of 2006.

•	Diluted earnings per share increased 7.7% to $0.56 from $0.52 for the same period last year.

•	A 20.8% increase in noninterest income and increases in earning assets led to higher consolidated net income for the first quarter.

•	We experienced a slight drop in return on average assets and return on average tangible equity in the quarter-to-quarter comparison; however, we increased these ratios from the linked-quarter.

	Three Months Ended
	March 31,
Selected Figures and Ratios	2007	2006

Return on average assets (annualized)	0.96%	0.99%
Return on average equity (annualized)	12.87%	12.95%
Return on average tangible equity (annualized)	16.45%	17.06%
Average shareholders' equity (in thousands)	$164,147	$149,905

Our consolidated earnings growth reflected the continued strong profitability of our bank subsidiaries during the first quarter of 2007. South Carolina Bank and Trust had net income of $5.0 million and South Carolina Bank and Trust of the Piedmont had net income of $705,000 during this period.

Net Interest Income and Margin

Summary

We have been able to increase non-taxable equivalent (“non-TE”) net interest income despite the flat to slightly inverted yield curve, which has caused net interest margin compression. While rates on interest-bearing liabilities increased generally more than asset yields, growth in interest-earning assets contributed to higher net interest income for the quarter. Taxable equivalent (“TE”) net interest margin decreased 21 basis points from the first quarter of 2006 and decreased 3 basis points compared to the linked-quarter. We believe that we are experiencing a slowing in the secular trend in net interest margin compression.
	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Non-TE net interest income	$19,680	$18,383
Non-TE yield on interest-earning assets	7.17%	6.67%
Non-TE rate on interest-bearing liabilities	3.82%	2.99%
Non-TE net interest margin	3.89%	4.11%
TE net interest margin	3.94%	4.15%

Non-taxable equivalent net interest income increased 7.1% in the first quarter of 2007 compared to the same period in 2006. Some key highlights are outlined below:

•	Average earning assets increased 13.0% to $2.1 billion in the first quarter compared to the same period last year. The increase reflected continued commercial real estate loan growth.

•
Non-taxable equivalent yield on interest-earning assets for the first three months of 2007 increased 50 basis points from the comparable period in 2006. The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•
The average cost of interest-bearing liabilities for the first three months of 2007 increased 83 basis points from the same period in 2006. This is a reflection of the impact of rising rates on the banks’ sources of funding and increased competitive deposit pricing in selected products and markets. Increases in rates paid on certificates of deposit, money market deposits, and federal funds purchased primarily drove the increase in the cost of interest-bearing liabilities.

•	Tax equivalent net interest margin at December 31, 2006 was 3.97%, or 3 basis points higher than the margin level at March 31, 2007.

Loans

Growth in commercial real estate and commercial non-real estate drove the increase in total loans from the comparable period in 2006. Total loans grew 11.3% from the balance at March 31, 2006 and 1.3% from the balance at December 31, 2006. Loans are our largest category of earning assets and commercial real estate loans represent 40.0% of our total loans. Commercial real estate in the footnotes to the consolidated financial statements also includes owner occupied commercial real estate not reflected in the percentage above. Consumer construction and development loans represent 11.0% of our total loan portfolio. Consumer construction and development loans are comprised of $137.1 million in lot loans and $58.8 in construction loans which represent 7.7% and 3.3%, respectively, of our total loan portfolio. Loans outstanding (excluding loans held for sale) at March 31, 2007 and December 31, 2006, were $1.8 billion compared to $1.6 billion at March 31, 2006. Loans outstanding include unearned income.
	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Average total loans	$1,766,128	$1,569,016
Interest income on total loans	32,641	26,990
Non-TE yield	7.50%	6.98%

Interest earned on loans increased 20.9% in the first quarter of 2007 compared to the same period in 2006. Some key highlights are outlined below:

•
Average total loans increased 12.6% leading to a mostly volume-driven increase in interest income. We experienced more fixed rate loan production sold through the secondary market. As a result, our secondary market mortgage fees increased while our total loans grew more slowly than in prior quarters.

•	Commercial real estate loans increased 21.3% to $853.9 million from the amount at March 31, 2006.

•	Commercial non-real estate loans increased 11.0% to $197.1 million from the amount at March 31, 2006.

•	Our non-taxable equivalent yield increased by 52 basis points compared to the yield for the first quarter of 2006.

Investment Securities

We use investment securities, the second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the portfolio remained relatively consistent with a bias towards increasing purchases of US government agency bonds rather than mortgage-backed securities. We continued our approach of slightly lengthening the average life of the portfolio as interest rates increased and with an anticipated end to the Federal Reserve's tightening cycle. At March 31, 2007, investment securities were $219.8 million, compared to $210.4 million at December 31, 2006 and $200.5 million at March 31, 2006.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Average investment securities	$214,229	$189,157
Interest income on investment securities	2,646	2,142
Non-TE yield	5.01%	4.59%

Interest earned on investment securities increased 23.5% in the first quarter of 2007 compared to the same period in 2006. The increases resulted both from higher average outstanding balances and slightly higher yields.

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

Interest-Bearing Liabilities

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Average interest-bearing liabilities	$1,758,392	$1,554,206
Interest expense	16,566	11,467
Average rate	3.82%	2.99%

Interest expense on interest-bearing liabilities increased 44.5% in the first quarter of 2007 compared to the same period in 2006, driven largely by an increase in interest-bearing liabilities and an 83 basis point increase in the average rate. Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended March 31, 2007 grew 13.1% as compared to the same period in 2006.
•	Interest-bearing deposits grew 8.7% to $1.4 billion at March 31, 2007 from the period end balance at March 31, 2006 and decreased less than one percent from the balance at December 31, 2006.
•
Average federal funds purchased and securities sold under agreements to repurchase increased 30.6%, up $48.4 million from the average balance for the same period in 2006. The Federal Reserve has maintained the federal funds rate at 5.25%.

•	Average certificates of deposits increased $139.2 million causing interest expense to increase by $3.4 million.
•
In the linked-quarter comparison, the interest expense increased $888,000 driven substantially by a $64.2 million higher average balance of federal funds purchased and securities sold under agreements to repurchase and other borrowings.

Noninterest-Bearing Deposits

Deposit growth continued to remain strong in the quarter-to-quarter and the linked-quarter comparison. We continued to see steady growth in the number of transaction accounts and savings accounts. Our customers opened approximately 5,000 new demand deposit checking accounts during the first quarter of 2007, a 4.8% decrease from openings in the number of accounts during the first quarter of 2006. Noninterest-bearing deposits grew $5.2 million, or 1.9%, in the first quarter of 2007 compared to the same period in 2006. In the linked-quarter comparison, noninterest-bearing deposits grew $16.3 million, or 6.4%, to $273.1 million at March 31, 2007.

Provision for Loan Losses and Nonperforming Assets

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. We assess the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans. Based on this analysis, management and the board of directors consider the current allowance to be adequate. Nevertheless, our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses may vary from our estimates, and there is a possibility that charge-offs in future periods could exceed the allowance for loan losses as estimated at any point in time. We expect loan charge-off levels in 2007 to be in line with prior years.

The provision for loan losses for the quarter ended March 31, 2007 was $782,000 compared to $1.1 million in the comparable period last year and $1.6 million in the immediately preceding quarter. The provision reflects a decrease in our allowance for loan losses due to less new loan growth compared to the first quarter of 2006. Some key highlights regarding the first quarter asset quality are outlined below:

•	Nonperforming loans totaled $3.9 million, or 0.22% of period-end loans.
•	The allowance for loan losses was $23.0 million, or 1.29% of total loans at March 31, 2007 and $22.7 million, or 1.29% of outstanding loans, at December 31, 2006.
•	The current allowance for loan losses provides 5.81 times coverage of period-end nonperforming loans.
•	The allowance provides approximately 11.41 times coverage of first quarter annualized net charge-offs.

•
Net charge-offs during the quarter ended March 31, 2007 were $495,000, compared to $559,000 in the linked-quarter of 2006, and $374,000 in the first quarter of 2006. Net charge-offs includes automated overdraft protection (“AOP”) principal charge-offs of $106,000 during the quarter ended March 31, 2007, $199,000 in the linked-quarter of 2006, and $162,000 in the first quarter of 2006.

•
Net charge-offs as a percentage of average annualized loans was 0.11% during the first quarter of 2007, a slight increase from 0.10% in the comparable quarter of 2006. However, net charge-offs as a percentage of average annualized loans decreased 2 basis points from the average during the linked-quarter in 2006.

The sub-prime mortgage industry continues to experience credit problems. We have virtually no participation in this product line and our credit quality remains very strong.

Other Real Estate Owned (“OREO”)

OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of March 31, 2007, other real estate owned was $525,000, compared with $597,000 at December 31, 2006 and $321,000 at the end of the first quarter of 2006.

Noninterest Income
	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Service charges on deposit accounts	$3,404	$3,137
Secondary market mortgage fees	1,625	1,102
Bankcard services income	977	779
Investment services income	385	317
Trust fees	238	160
Other service charges, commissions, fees	664	540
Total noninterest income	$7,293	$6,035

Noninterest income increased 20.8% in the first quarter of 2007 compared to the same period in 2006 as a result of the following:

•	Service charges on deposit accounts increased 8.5%, driven by growth in total deposits during the quarter.
•	Secondary market mortgage fees increased 47.5%, driven by a $57.0 million, or 82.4%, increase in the volume of mortgages held for sale to $126.0 million for the three months ended March 31, 2007.
•
Bankcard services income increased 25.4%, driven by organic growth in deposit accounts and more customers using SCBT debit cards. We experienced a 31.8% increase in debit card income, a 41.9% increase in foreign ATM fees, and a 39.2% increase in credit card transaction fees.

•
Investment services income increased 21.5%, driven by improving branch and line of business referral activity, expansion of existing business, and increased productivity of existing investment consultants.

•
Trust asset management fees increased 48.8%, driven by continued growth in recurring fee business and new customer relationships. We have continued to leverage the investments we have made to add personnel, expand back-office support, and enhance asset management capabilities for our customers.

•	Other service charges, commissions, and fees increased 23.0%, which largely reflected a $129,000 increase in the cash surrender value of bank owned life insurance.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Salaries and employee benefits	$10,922	$9,816
Furniture and equipment expense	1,294	1,154
Net occupancy expense	1,101	1,016
Information services expense	605	576
Business development and staff related	586	437
Advertising and public relations	486	694
Professional fees	379	381
Regulatory fees	323	252
Other loan expense	282	219
Bankcard services	250	206
Property and sales tax	220	126
Amortization expense	213	199
Retail products	190	146
Insurance	77	85
Donations	67	69
Other	1,582	993
Total noninterest expense	$18,577	$16,369

Noninterest expense increased 13.5% in the first quarter of 2007 compared to the same period in 2006, primarily as a result of the following:

•
Salaries and commissions expense increased 11.3%, driven by sales volume incentives paid to employees on certain banking products and an increase in employees as a result of organic growth. We incurred additional personnel cost due to the new Myrtle Beach full-service branch and preparation for the Charleston and Lexington full-service branches scheduled to open in April and August, respectively. We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives.

•	Furniture and equipment expense increased 12.1% as a result of additional de novo financial centers.
•	Business development and staff related expense increased 34.2%, driven by the organic growth of our banks, leading to hiring additional staff.
•
Advertising and public relations expense decreased 30.0%. We decided to reduce our advertising and public relations expense during 2007. During 2006, we increased our spending in order to brand “How Can We Make Your Day?” We intend to implement other sales methods to supplement the reduced spending in advertising and public relations.

•
Other noninterest expense increased 59.2%, resulting from our rollout of the debit card rewards program, an increase in free checking gifts expense, and approximately a $390,000 write-off of an over-accrual of interest receivable on mortgages held for sale.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2007, shareholders’ equity was $166.6 million, an increase of $4.7 million, or 2.9%, from $161.9 million at December 31, 2006.

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

Capital Adequacy Ratios	March 31,	December 31,
	2007	2006

Tier 1 risk-based capital	10.08%	10.11%
Total risk-based capital	11.34%	11.36%
Tier 1 leverage	8.03%	8.11%

Compared to December 31, 2006, our capital ratios have slightly declined primarily because of the continuing growth in assets. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classifications.

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

Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

•	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our banks,
•
Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain a level of deposits that will enhance our banks’ asset/liability management and net interest margin requirements, and

•	Continually working to identify and introduce new products that will attract customers or enhance our banks’ appeal as a primary provider of financial services.

In the first quarter of 2007, we continue to shorten the maturities of our time deposit products as we anticipate the possibility of declining interest rates. Our approach may provide us with an opportunity to lower our cost of funds and could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time. We expect that these conditions will generally be of short-term nature. Under such circumstances, the banks’ federal funds sold position serves as the primary source of immediate liquidity. If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. In addition, we could seek alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. We believe that our liquidity position is adequate.

Our contingency funding plan provides several potential stages based on liquidity levels. Our Board of Directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. Our subsidiary banks maintain various wholesale sources of funding. If our deposit retention plan were to be unsuccessful, our banks would utilize these sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our banks. This could increase our banks’ cost of funds, impacting net interest margins and net interest spreads.

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of March 31, 2007, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had six such credit concentrations for the three month period ended March 31, 2007, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to borrowers constructing new single family housing, loans to lessors of residential buildings, and loans to physicians for office buildings.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2007 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business.

Item 1A. RISK FACTORS

Investing in SCBT Financial Corporation’s common shares involves certain risks, including those identified and described in Item 1A. of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”), as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q. There has been no material change in the risk factors previously disclosed in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. There are 147,872 shares that may yet be purchased under that program. The following table reflects share repurchase activity during the first quarter of 2007:
Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	2,474	*	$37.40	--	147,872
February 1 - February 28	--		--	--	147,872
March 1 - March 31	--		--	--	147,872

Total	2,474			--	147,872

* These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares announced in February 2004.

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

SCBT FINANCIAL CORPORATION

Date: May 9, 2007	By:	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer