Form 10-Q
period 2007-06-30
SCBT FINANCIAL CORP
filed 2007-08-08
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $2.50 par value	Outstanding as of July 31, 2007 9,201,078

SCBT Financial Corporation and Subsidiaries
June 30, 2007 Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,595	$45,460	$72,916
Interest-bearing deposits with banks	2,929	2,946	6,877
Federal funds sold and securities
purchased under agreements to resell	37,500	30,000	9,500
Total cash and cash equivalents	98,024	78,406	89,293
Investment securities:
Securities held to maturity
(fair value of $15,685, $18,271 and $13,926, respectively)	15,816	18,112	13,820
Securities available for sale, at fair value	208,440	182,113	184,744
Other investments	10,686	10,166	12,475
Total investment securities	234,942	210,391	211,039
Loans held for sale	28,092	23,236	29,602
Loans	1,806,013	1,760,860	1,646,228
Less unearned income	(13)	(30)	(54)
Less allowance for loan losses	(23,369)	(22,668)	(21,214)
Loans, net	1,782,631	1,738,162	1,624,960
Premises and equipment, net	51,182	48,904	47,057
Goodwill	32,313	32,313	32,313
Other assets	47,767	47,001	36,663
Total assets	$2,274,951	$2,178,413	$2,070,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$285,155	$256,717	$275,179
Interest-bearing	1,498,114	1,449,998	1,348,059
Total deposits	1,783,269	1,706,715	1,623,238

Federal funds purchased and securities
sold under agreements to repurchase	200,989	203,105	140,283
Other borrowings	100,882	90,416	141,723
Other liabilities	19,975	16,289	11,165
Total liabilities	2,105,115	2,016,525	1,916,409

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares;
9,195,057, 8,719,146 and 8,685,774 shares issued and outstanding	22,988	21,798	21,714
Surplus	108,055	92,099	91,233
Retained earnings	42,846	51,508	44,452
Accumulated other comprehensive loss	(4,053)	(3,517)	(2,881)
Total shareholders' equity	169,836	161,888	154,518
Total liabilities and shareholders' equity	$2,274,951	$2,178,413	$2,070,927

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
 (Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$34,125	$29,771	$67,106	$56,944
Investment securities:
Taxable	2,519	2,141	4,836	3,991
Tax-exempt	314	269	643	562
Federal funds sold and securities
purchased under agreements to resell	490	161	1,069	657
Deposits with banks	42	47	82	84
Total interest income	37,490	32,389	73,736	62,238
Interest expense:
Deposits	12,995	9,474	25,487	17,640
Federal funds purchased and securities
sold under agreements to repurchase	2,240	1,500	4,545	2,983
Other borrowings	1,729	1,855	3,498	3,674
Total interest expense	16,964	12,829	33,530	24,297
Net interest income:
Net interest income	20,526	19,560	40,206	37,941
Provision for loan losses	800	1,522	1,582	2,668
Net interest income after provision for loan losses	19,726	18,038	38,624	35,273
Noninterest income:
Service charges on deposit accounts	3,639	3,339	7,043	6,476
Secondary market mortgage fees	1,761	1,429	3,385	2,531
Bankcard services income	1,038	859	2,016	1,638
Trust and investment services income	651	540	1,274	1,017
Securities gains (losses), net	42	--	42	--
Other	665	495	1,322	1,035
Total noninterest income	7,796	6,662	15,082	12,697
Noninterest expense:
Salaries and employee benefits	11,382	10,012	22,304	19,827
Furniture and equipment expense	1,300	1,170	2,594	2,324
Net occupancy expense	1,237	1,044	2,338	2,060
Advertising and marketing	842	741	1,447	1,435
Professional fees	525	479	1,009	988
Amortization	213	199	426	398
Other	3,619	3,108	7,570	6,088
Total noninterest expense	19,118	16,753	37,688	33,120
Earnings:
Income before provision for income taxes	8,404	7,947	16,018	14,850
Provision for income taxes	2,833	2,946	5,237	5,063
Net income	$5,571	$5,001	$10,781	$9,787
Earnings per share:
Basic	$0.61	$0.55	$1.17	$1.07
Diluted	$0.60	$0.54	$1.17	$1.06

Dividends per share	$0.17	$0.17	$0.34	$0.34

Weighted-average common shares outstanding:
Basic	9,190	9,115	9,184	9,109
Diluted	9,220	9,209	9,214	9,208

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Six Months Ended June 30, 2007 and 2006
 (Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2005	8,644,883	$21,612	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	9,787	--	9,787
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	(1,577)	(1,577)
Total comprehensive income						8,210
Cash dividends declared at $.34 per share	--	--	--	(2,949)	--	(2,949)
Stock options exercised	12,910	32	194	--	--	226
Employee stock purchases	3,549	9	92	--	--	101
Restricted stock awards	27,035	68	(68)	--	--	--
Common stock repurchased	(2,603)	(7)	(74)	--	--	(81)
Share-based compensation expense	--	--	608	--	--	608
Balance, June 30, 2006	8,685,774	$21,714	$91,233	$44,452	$(2,881)	$154,518

Balance, December 31, 2006	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	--	--	--	10,781	--	10,781
Change in net unrealized loss on securities
available for sale, net of tax effects	--	--	--	--	(536)	(536)
Total comprehensive income						10,245
Cash dividends declared at $.34 per share	--	--	--	(3,096)	--	(3,096)
Stock options exercised	5,830	15	94	--	--	109
Employee stock purchases	4,835	12	136	--	--	148
Restricted stock awards	31,956	80	(80)	--	--	--
Common stock repurchased	(2,474)	(6)	(86)	--	--	(92)
Share-based compensation expense	--	--	634	--	--	634
Common stock dividend of 5%, record date, March 9, 2007	435,764	1,089	15,258	(16,347)	--	--
Balance, June 30, 2007	9,195,057	$22,988	$108,055	$42,846	$(4,053)	$169,836

The Accompanying Notes are an Integral Part of the Financial Statements

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$10,781	$9,787
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	2,053	1,492
Provision for loan losses	1,582	2,668
Share-based compensation expense	634	608
(Gain) loss on disposal of premises and equipment	33	(5)
Net accretion of investment securities	(111)	(19)
Net change in loans held for sale	(4,856)	(16,640)
Net change in miscellaneous assets and liabilities	2,931	853
Net cash provided by (used in) operating activities	13,047	(1,256)
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	3,040	5,572
Proceeds from maturities and calls of investment securities available for sale	18,966	12,381
Proceeds from sales of other investment securities	4,051	317
Purchases of investment securities held to maturity	(752)	(1,213)
Purchases of investment securities available for sale	(46,129)	(45,926)
Purchases of other investment securities	(4,571)	(1,870)
Net increase in customer loans	(46,582)	(112,092)
Recoveries of loans previously charged off	532	340
Purchases of premises and equipment	(3,982)	(5,291)
Proceeds from sale of premises and equipment	41	381
Net cash used in investing activities	(75,386)	(147,401)
Cash flows from financing activities:
Net increase in deposits	76,554	149,950
Net decrease in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	(1,616)	(10,381)
Proceeds from FHLB advances	155,000	5,000
Repayment of FHLB advances	(145,050)	(7,050)
Common stock issuance	148	101
Common stock repurchased	(92)	(81)
Dividends paid	(3,096)	(2,949)
Stock options exercised	109	226
Net cash provided by financing activities	81,957	134,816
Net increase (decrease) in cash and cash equivalents	19,618	(13,841)
Cash and cash equivalents at beginning of period	78,406	103,134
Cash and cash equivalents at end of period	$98,024	$89,293

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in the SCBT Financial Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2006 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 – Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The fair value option may be elected for an individual item without electing it for other identical items.  Unrealized gains and losses on eligible items measured at fair value must be reported in current earnings.  Upfront costs and fees related to such items must also be recognized in current earnings as incurred.  Early adoption is permitted subject to certain conditions.  The statement will be effective as of the start of the first fiscal year beginning after November 15, 2007 and may not be applied retrospectively to prior fiscal years.  The Company does not anticipate that the statement will have a material effect on its financial statements when the statement becomes effective.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 had no significant impact on the Company’s financial statements.  It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of January 1, 2007, there were no interest and penalties.  The Company and its subsidiaries file a consolidated United States federal income tax return, as well as income tax returns for its subsidiaries in the state of South Carolina.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

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

Note 2 – Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values.  The statement will be effective January 1, 2008.  The Company does not anticipate that the statement will have a material effect on its financial statements when the statement becomes effective.

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

Note 3 – Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006
Real estate:
Commercial	$875,021	$835,892	$751,555
Consumer residential mortgage	232,044	238,672	234,149
Consumer construction and development	189,277	196,285	192,963
Commercial	204,881	190,635	171,962
Firstline	138,673	144,910	144,555
Consumer	127,924	130,596	126,290
Other loans	38,193	23,870	24,754
Total loans	1,806,013	1,760,860	1,646,228
Less, unearned income	(13)	(30)	(54)
Less, allowance for loan losses	(23,369)	(22,668)	(21,214)
Loans, net	$1,782,631	$1,738,162	$1,624,960

An analysis of the changes in the allowance for loan losses is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Balance at beginning of period	$22,668	$20,025	$20,025
Loans charged-off	(1,413)	(3,438)	(1,819)
Recoveries of loans previously charged-off	532	813	340
Balance before provision for loan losses	21,787	17,400	18,546
Provision for loan losses	1,582	5,268	2,668
Balance at end of period	$23,369	$22,668	$21,214

Note 4 – Deposits

The Company's total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Certificates of deposit	$809,936	$793,540	$681,156
Money market accounts	572,344	579,398	587,485
Transaction accounts	285,155	256,717	275,179
Savings accounts	114,544	76,734	78,202
Other	1,290	326	1,216
	$1,783,269	$1,706,715	$1,623,238

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2007, December 31, 2006, and June 30, 2006 was $369,052,000, $371,517,000 and $298,829,000, respectively.

Note 5 – Retirement Plans

The Company and its subsidiaries provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.

The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service.  Effective January 1, 2006, amendments were made to the Company’s pension plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

The components of net periodic pension expense recognized during the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Service cost	$167	$155	$333	$312
Interest cost	231	206	461	411
Expected return on plan assets	(301)	(276)	(601)	(553)
Amortization of prior service cost	(43)	(43)	(86)	(86)
Recognized net actuarial loss	104	93	209	186
Net periodic pension expense	$158	$135	$316	$270

The Company contributed $189,000 and $378,000, respectively, to the pension plan for the three and six months ended June 30, 2007 and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service.  The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service.  Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company’s 100% matching of their 401(k) plan contributions, up to 6% of salary.

Employees can enter the savings plan on or after the first day of each month.  If an employee does not elect to defer at least 2% of his or her salary by the election date, the Company will automatically enroll the employee and defer 2% of his or her salary within the savings plan.  If the employee does not elect an investment allocation, the plan administrator will select a retirement-based portfolio according to the employee’s number of years until normal retirement age.  The employee may terminate participation if the employee affirmatively elects to do so.  The plan’s investment valuations are now generally provided on a daily basis.

Note 6 – Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period.  The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options.  The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Basic earnings per share:
Net income	$5,571	$5,001	$10,781	$9,787

Weighted-average basic shares	9,189,677	9,115,013	9,183,613	9,109,248
Basic earnings per share	$0.61	$0.55	$1.17	$1.07

Diluted earnings per share:
Net income	$5,571	$5,001	$10,781	$9,787

Weighted-average basic shares	9,189,677	9,115,013	9,183,613	9,109,248
Effect of dilutive stock options	29,965	93,679	30,354	98,761
Weighted-average dilutive shares	9,219,642	9,208,692	9,213,967	9,208,009
Diluted earnings per share	$0.60	$0.54	$1.17	$1.06

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares.  The number of shares in this category was 41,445 with a range in exercise price of $37.70 to $39.74 for the three and six months ended June 30, 2007.  The number of shares in this category was 7,000 with an exercise price of $34.46 for the three and six months ended June 30, 2006.

Dividends per share are calculated using the current number of common shares issued and outstanding at the record date for any dividends paid during the reported periods.

Note 7 – Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.  With the exception of non-qualified options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, as these incentive stock options become exercisable in 25% increments ratably over the four year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms of ten years.  No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding.  The 2004 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 661,500 shares registered under the 2004 plan.

Note 7 – Share-Based Compensation (continued)

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
	Number of	Exercise
Options	Shares	Price

Outstanding at January 1, 2007	308,368	$24.26
Granted	41,445	39.25
Exercised	(5,964)	18.19
Expired/Forfeited	(270)	29.54
Outstanding at June 30, 2007	343,579	26.17

Exercisable at June 30, 2007	246,783	23.03

Weighted-average fair value of
options granted during the year	$9.25

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2007	2006

Dividend yield	1.88%	2.16%
Expected life	7 years	10 years
Expected volatility	18%	19%
Risk-free interest rate	4.65%	4.69%

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the Company’s shareholders by providing economic value directly related to increases in the value of the Company’s stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.  Grants to employees have typically vested over a 48-month period either ratably or all at once.  Grants to non-employee directors typically vest within a 12-month period.

Nonvested restricted stock for the six months ended June 30, 2007 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2007	50,883	$27.32
Granted	33,127	37.82
Vested	13,662	27.82
Forfeited	44	27.29
Nonvested at June 30, 2007	70,304	32.27

Note 7 – Share-Based Compensation (continued)

As of June 30, 2007, there was $2,792,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.72 years.  The total fair value of shares vested during the six months ended June 30, 2007 was $797,000.

Note 8 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2007, commitments to extend credit and standby letters of credit totaled $411,370,000.  The Company does not anticipate any material losses as a result of these transactions.

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

Overview

SCBT Financial Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned subsidiaries:  South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1934 and 1996, respectively.  We engage in no significant operations other than the ownership of these banking subsidiaries.

At June 30, 2007, we had approximately $2.3 billion in assets and approximately 650 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 as well as results for the six months ended June 30, 2007 and 2006, and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006 and June 30, 2006.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

In April 2007, we moved a South Carolina Bank and Trust limited-service branch to a full-service branch location on Broad Street in Charleston, SC.

Results of Operations

We measure our progress based on the results of soundness, profitability, and growth.  Our banks achieved record results during the second quarter of 2007.  These results were achieved as the banking industry continues to experience ongoing challenges in a difficult interest rate environment, in a slowing economy, and with a rise in credit costs.  We are very proud of the results our team produced despite these challenges.  Our company achieved an increase in consolidated net income compared to the second quarter of 2006, maintained exceptional credit quality, and continued to make growth investments for the future.  The following key operating highlights for the second quarter of 2007 are outlined below:

•	Consolidated net income increased 11.4% to $5.6 million from $5.0 million in the second quarter of 2006.
•	Diluted earnings per share increased 11.3% to $0.60 from $0.54 for the same period last year.
•	A 17.0% increase in noninterest income and increases in earning assets led to higher consolidated net income for the second quarter of 2007.
•
We experienced a slight increase in return on average assets of 1 basis point and a strong 20 basis point increase in return on average equity compared to June 30, 2006.  Return on average tangible equity decreased both on a quarter-to-quarter comparison and on a year-to-date comparison.  The decrease resulted from a smaller change in net unrealized loss on securities available for sale, net of tax, for the period compared to the prior period in 2006 which caused average equity to increase faster than net income.  On a linked quarter basis, all of the ratios reflect solid increases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Figures and Ratios	2007	2006	2007	2006

Return on average assets (annualized)	1.00%	0.99%	0.98%	0.99%
Return on average equity (annualized)	13.27%	13.07%	13.08%	13.01%
Return on average tangible equity (annualized)	16.82%	17.08%	16.64%	17.07%
Average shareholders' equity (in thousands)	$168,376	$153,416	$166,273	$151,670

Our consolidated earnings growth reflected the continued strong profitability of our bank subsidiaries during the second quarter of 2007.  South Carolina Bank and Trust had net income of $5.3 million and South Carolina Bank and Trust of the Piedmont had net income of $722,000 during this period.

Net Interest Income and Margin

Summary

We have been able to increase non-taxable equivalent (“non-TE”) net interest income despite the flat to slightly inverted yield curve.  We actually experienced net margin expansion compared to the first quarter of 2007 by 7 basis points.  While rates on interest-bearing liabilities increased generally more than asset yields, growth in interest-earning assets contributed to higher net interest income for the quarter.  Taxable equivalent (“TE”) net interest margin decreased 22 basis points from the second quarter of 2006, but increased 5 basis points compared to the first quarter of 2007.  We believe that we will continue to experience a slowing in the secular trend of net interest margin compression.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Non-TE net interest income	$20,526	$19,560	$40,206	$37,941
Non-TE yield on interest-earning assets	7.22%	6.91%	7.20%	6.79%
Non-TE rate on interest-bearing liabilities	3.84%	3.22%	3.83%	3.11%
Non-TE net interest margin	3.96%	4.17%	3.92%	4.14%
TE net interest margin	3.99%	4.21%	3.96%	4.18%

Non-taxable equivalent net interest income increased 4.9% in the second quarter of 2007 compared to the same period in 2006.  For the six months ended June 30, 2007 compared to June 30, 2006, non-taxable equivalent net interest income increased 6.0%.  Some key highlights are outlined below:

•
Average earning assets increased 10.8% to $2.1 billion in the second quarter compared to the same period last year.  The increase is primarily reflected within commercial real estate loans and commercial and industrial loans.

•
Non-taxable equivalent yield on interest-earning assets for the second quarter of 2007 increased 31 basis points from the comparable period in 2006, and by 41 basis points for the six months ended June 30, 2007 compared to the comparable period in 2006.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•
The average cost of interest-bearing liabilities for the second quarter of 2007 increased 62 basis points from the same period in 2006, and by 72 basis points on a year-to-date basis comparing 2007 to 2006.  This is a reflection of the impact of rising rates on the banks’ sources of funding and continued competitive deposit pricing in selected products and markets.  Increases in rates paid on certificates of deposit, money market deposits, and federal funds purchased primarily drove the increase in the cost of interest-bearing liabilities.

•
Tax equivalent net interest margin at June 30, 2007 was 3.99%, compared to 3.94% at March 31, 2007, or 5 basis points higher.  Compared to prior year’s second quarter, TE net interest margin compressed by 22 basis points.

Loans

Growth in commercial real estate and commercial non-real estate drove the increase in total loans from the comparable period in 2006.  Total loans grew 9.7% from the balance at June 30, 2006 and 2.6% from the balance at December 31, 2006.  Loans are our largest category of earning assets and commercial real estate loans represent approximately 38.0% of our total loans.  Commercial real estate in the footnotes to the consolidated financial statements also includes owner occupied commercial real estate not reflected in the percentage above.  Consumer construction and development loans represent 11.2% of our total loan portfolio.  Consumer construction and development loans are comprised of $148.9 million in lot loans and $52.6 in construction loans which represent 8.2% and 2.9%, respectively, of our total loan portfolio.  Loans outstanding (excluding loans held for sale) at June 30, 2007 were $1.8 billion compared to $1.6 billion at June 30, 2006.  Loans outstanding include unearned income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Average total loans	$1,783,715	$1,634,556	$1,774,970	$1,601,966
Interest income on total loans	33,691	29,472	66,333	56,461
Non-TE yield	7.58%	7.23%	7.54%	7.11%

Interest earned on loans increased 14.3% in the second quarter of 2007 compared to the second quarter of 2006, and increased 17.5% for the six months ended June 30, 2007 compared to June 30, 2006.  Some key highlights are outlined below:

•
Average total loans increased 9.1% leading to a mostly volume-driven increase in interest income.  We experienced more fixed rate loan production which we primarily sold through the secondary market.  As a result, our secondary market mortgage fees increased while our total loans grew more slowly than in prior quarters.

•	Commercial real estate loans (including owner occupied commercial real estate) increased 16.4% to $875.0 million from the amount at June 30, 2006.
•	Commercial non-real estate loans increased 19.1% to $204.9 million from the amount at June 30, 2006.
•	Our non-taxable equivalent yield increased by 35 basis points compared to the yield for the second quarter of 2006, and 43 basis points for the six months ended June 30, 2006.

Investment Securities

We use investment securities, the second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  We increased the size of our investment portfolio and kept its composition relatively consistent with a bias towards increasing purchases of US government agency bonds rather than mortgage-backed securities.  We continued our approach of lengthening the average life of the portfolio as interest rates increased and in light of our expectation that the Federal Reserve will not increase its targeted level for the federal funds interest rate.  At June 30, 2007, investment securities were $234.9 million, compared to $210.4 million at December 31, 2006 and $211.0 million at June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Average investment securities	$227,343	$205,348	$220,822	$197,297
Interest income on investment securities	2,833	2,410	5,479	4,553
Non-TE yield	5.00%	4.71%	5.00%	4.65%

Interest earned on investment securities increased 17.6% in the second quarter of 2007 compared to the second quarter of 2006, and increased 20.3% for the six months ended June 30, 2007 compared to June 30, 2006.  The increases resulted both from higher average outstanding balances and higher yields.

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

Interest-Bearing Liabilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Average interest-bearing liabilities	$1,772,683	$1,599,127	$1,765,578	$1,576,790
Interest expense	16,964	12,829	33,530	24,297
Average rate	3.84%	3.22%	3.83%	3.11%

Interest expense on interest-bearing liabilities increased 32.2% in the second quarter of 2007 compared to the second quarter of 2006, driven largely by increases in savings deposits, certificates of deposit (“CD”) and federal funds purchased.  In addition, we experienced a 62 basis point increase in the average rate on all interest earning liabilities with increases in every category.  On a year-to-date basis, interest expense increased 38.0%, again reflective of increases in the average balances of savings deposits, CDs and federal funds purchased, and reflective of the increase in the average rate on all interest earning liabilities of 72 basis points on a year-to-date basis.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended June 30, 2007 grew 10.5% as compared to the same period in 2006, while on a year-to-date basis the increase was 11.9%.
•	Interest-bearing deposits grew 11.1% to $1.5 billion at June 30, 2007 from the period end balance at June 30, 2006 and increased $48.1 million or 6.6% annualized from the balance at December 31, 2006.
•
Average federal funds purchased and securities sold under agreements to repurchase increased 33.8%, up $50.0 million from the average balance in the second quarter of 2006.  On a year-to-date basis, the increase was 32.2%, or $49.2 million.  The Federal Reserve has maintained the federal funds rate at 5.25%.

•
Average CDs increased $117.7 million causing interest expense to increase by $2.7 million for the second quarter of 2007 compared to the second quarter of 2006.  On a year-to-date basis, average CDs increased $128.4 million and interest expense increased $6.1 million.

•
On a linked-quarter basis, interest expense on average interest bearing liabilities increased $398,000 driven substantially by a $23.8 million higher average balance of savings deposits along with an 87 basis points increase in average rate.  Additionally, a slight increase in the average balances of CDs and a 2 basis point increase in the average rate contributed approximately $195,000 of the increase.

Noninterest-Bearing Deposits

Deposit growth continued to remain strong in the quarter-to-quarter and the linked-quarter comparison.  We continued to see steady growth in the number of transaction accounts and savings accounts.  Our customers opened approximately 10,000 new demand deposit checking accounts during the first half of 2007, a slight decrease from openings in the number of accounts during the first half of 2006.  Noninterest-bearing deposits grew $10.0 million, or 3.6%, in the second quarter of 2007 compared to the second quarter of 2006.  Compared to the first quarter of 2007, noninterest-bearing deposits grew $12.1 million, or 4.4%, to $285.2 million at June 30, 2007.

Provision for Loan Losses and Nonperforming Assets

We have established an allowance for loan losses through a provision for loan losses charged to expense.  The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  We assess the adequacy of the allowance for loan losses by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans.  Based on this analysis, management and the board of directors consider the current allowance to be adequate.  Nevertheless, our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Actual losses may vary from our estimates, and there is a possibility that charge-offs in future periods could exceed the allowance for loan losses as estimated at any point in time.  We expect loan charge-off levels in 2007 to be approximately in line with prior years.

The provision for loan losses for the quarter ended June 30, 2007 was $800,000 compared to $1.5 million in the comparable period last year and $782,000 in the first quarter of 2007.  The provision reflects a slight increase in our allowance for loan losses due to some new loan growth compared to the first quarter of 2007 and very low net charge-offs during the second quarter of 2007.  Some key highlights regarding the second quarter asset quality are outlined below:

•	Nonperforming loans totaled $4.3 million, or 0.24% of period-end loans.
•	The allowance for loan losses was $23.4 million, or 1.29% of total loans at June 30, 2007, and $22.7 million, or 1.29% of outstanding loans at December 31, 2006.
•	The current allowance for loan losses provides 5.42 times coverage of period-end nonperforming loans.
•	The allowance provides approximately 15.14 times coverage of second quarter annualized net charge-offs.
•	Net charge-offs during the quarter ended June 30, 2007 were $386,000, compared to $495,000 in the first quarter of 2007, and $1,105,000 in the second quarter of 2006
•
Net charge-offs as a percentage of average annualized loans was 0.09% during the second quarter of 2007, a significant decrease from 0.27% in the comparable quarter of 2006.  In May 2006, the Company experienced a large charge off driven primarily by a single customer relationship.  On a linked-quarter basis, the ratio decreased from 0.11%.

The sub-prime mortgage industry continues to experience credit problems.  We have virtually no participation in this product line and our credit quality remains very strong.

Other Real Estate Owned (“OREO”)

OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use. As of June 30, 2007, other real estate owned was $771,000, compared with $597,000 at December 31, 2006 and $249,000 at the end of the second quarter of 2006.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Service charges on deposit accounts	$3,639	$3,339	$7,043	$6,476
Secondary market mortgage fees	1,761	1,429	3,385	2,531
Bankcard services income	1,038	859	2,016	1,638
Trust and investment services income	651	540	1,274	1,017
Securities gains (losses), net	42	--	42	--
Other	665	495	1,322	1,035
Total noninterest income	$7,796	$6,662	$15,082	$12,697

Noninterest income increased 17.0% in the second quarter of 2007 compared to the same period in 2006.  On a year-to-date basis, the increase was 18.8%.  The quarterly increases are the result of the following:

•	Service charges on deposit accounts increased 9.0%, driven by growth in total deposits during the quarter.

•	Secondary market mortgage fees increased 23.2%, driven by approximately $170 million of mortgage production for the quarter compared to approximately $108 million for the second quarter of 2006.
•
Bankcard services income increased 20.8%, driven by organic growth in deposit accounts and more customers using SCBT debit cards.  We experienced a 33.4% increase in debit card income, a 41.3% increase in foreign ATM fees, and a 34.6% increase in credit card transaction fees.

•
Trust and investment services income increased 20.6%, driven by improving branch and line of business referral activity, expansion of existing business, and increased productivity of existing investment consultants.

•	Other noninterest income increased 34.3%, which largely reflected a $142,000 increase in the cash surrender value of bank owned life insurance.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Salaries and employee benefits	$11,382	$10,012	$22,304	$19,827
Furniture and equipment	1,300	1,170	2,594	2,324
Net occupancy expense	1,237	1,044	2,338	2,060
Information services expense	1,115	865	2,113	1,789
Advertising and marketing	842	741	1,447	1,435
Business development and staff related	528	437	1,114	874
Professional fees	525	479	1,009	988
Amortization	213	199	426	398
Other	1,976	1,806	4,343	3,425
Total noninterest expense	$19,118	$16,753	$37,688	$33,120

Noninterest expense increased 14.1% in the second quarter of 2007 compared to the same period in 2006.  On a year-to-date basis expenses increased 13.8%.  The quarterly increases primarily resulted from the following:

•
Salaries and commissions expense increased 13.7%, driven by sales volume incentives paid to employees on certain banking products and an increase in employees as a result of organic growth.  We incurred additional personnel cost due to the new Charleston full-service branch and preparation for the Lexington full-service branch scheduled to open in August 2007.  We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives.

•	Furniture and equipment expense, net occupancy expense, and information services expense increased 11.1%, 18.5%, and 28.9%, respectively, as a result of additional financial centers.
•	Business development and staff related expense increased 20.8%, driven by the organic growth of our banks, leading to recruiting and placing additional staff.
•
Advertising and public relations expense increased 13.6%, however on a year-to-date basis this cost is flat compared to the prior year.  We increased our advertising and public relations expense during the second quarter of 2007 with the opening of the new full-service location in Charleston in April 2007 and in Myrtle Beach in March 2007.

•	Other noninterest expense increased 9.4%, resulting from increases primarily in property taxes due to our de novo expansion, FDIC assessment, and other operating costs.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2007, shareholders’ equity was $169.8 million, an increase of $7.9 million, or 4.9%, from $161.9 million at December 31, 2006.  Shareholders’ equity has increased 9.9%, or $15.3 million, from June 30, 2006.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 risk-based capital must be at least 4 percent of risk-weighted assets, while total risk-based capital must be at least 8 percent of risk-weighted assets.

In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum Tier 1 leverage ratio required for banks is between 3 and 5 percent, depending on the institution’s composite rating as determined by its regulators.

Capital Adequacy Ratios	June 30,	December 31,	June 30,
	2007	2006	2006

Tier 1 risk-based capital	10.05%	10.11%	10.20%
Total risk-based capital	11.31%	11.36%	11.41%
Tier 1 leverage	8.10%	8.11%	8.08%

Compared to December 31, 2006, all of our risk-based capital ratios have declined primarily because of the continuing growth in assets.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

In the first half of 2007, we continued to shorten the maturities of our time deposit products as we anticipate the possibility of declining interest rates.  Our approach may provide an opportunity to lower our cost of funds and could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time.  We expect that these conditions will generally be of a short-term nature.  Under such circumstances, the banks’ federal funds sold position serves as the primary source of immediate liquidity.  If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  In addition, we could seek alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  We believe that our liquidity position is adequate.

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

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of June 30, 2007, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had six such credit concentrations at June 30, 2007, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to borrowers constructing new single family housing, loans to lessors of residential buildings, and loans to physicians for office buildings.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from forecasted results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 and the following:

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2007 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business.

Item 1A.  RISK FACTORS

Investing in SCBT Financial Corporation’s common shares involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”), as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q.  There has been no material change in the risk factors previously disclosed in our Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	--	$--	--	147,872
May 1 - May 31	--	--	--	147,872
June 1 - June 30	--	--	--	147,872

Total	--		--	147,872

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of SCBT Financial Corporation held on April 24, 2007, the following proposals were submitted to a vote of the holders of SCBT Financial Corporation’s common stock voting as indicated:

1) Approval of a proposal to elect the following individuals as directors of SCBT Financial Corporation:

Nominees for Director	Votes For	Votes Withheld

Jimmy E. Addison	6,925,296	72,607
Robert R. Horger	6,900,023	98,895
Harry M. Mims, Jr.	6,909,133	89,767
James W. Roquemore	6,920,624	77,669
John W. Williamson, III	6,922,449	75,817
Cathy Cox Yeadon	6,926,695	72,205

2) Approval to ratify the appointment of J.W. Hunt and Company, LLP as SCBT Financial Corporation’s auditors for 2007:

	Votes	% of Shares Outstanding

Voting For	6,896,803	78.89%
Voting Against	26,871	0.31%
Abstain From Voting	75,965	0.87%
Total	6,999,639	80.07%

The following individuals continue to serve as directors until our Annual Shareholders’ Meeting in the year indicated:

Directors Whose Terms Will Expire in 2010
Jimmy E. Addison
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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2007	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 8, 2007	/s/ John C. Pollok
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