Form 10-Q
period 2007-09-30
SCBT FINANCIAL CORP
filed 2007-11-08
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $2.50 par value	Outstanding as of October 31, 2007 9,210,164

SCBT Financial Corporation and Subsidiaries
September 30, 2007 Form 10-Q

INDEX

PART I – FINANCIAL INFORMATION	Page

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$46,930	$45,460	$61,048
Interest-bearing deposits with banks	2,831	2,946	12,931
Federal funds sold and securities
purchased under agreements to resell	10,600	30,000	32,700
Total cash and cash equivalents	60,361	78,406	106,679
Investment securities:
Securities held to maturity
(fair value of $16,014, $18,271 and $14,506, respectively)	15,962	18,112	14,330
Securities available for sale, at fair value	216,693	182,113	185,801
Other investments	10,235	10,166	12,475
Total investment securities	242,890	210,391	212,606
Loans held for sale	13,921	23,236	22,624
Loans	1,842,230	1,760,860	1,682,257
Less unearned income	(4)	(30)	(40)
Less allowance for loan losses	(23,822)	(22,668)	(21,675)
Loans, net	1,818,404	1,738,162	1,660,542
Premises and equipment, net	52,504	48,904	47,969
Goodwill	32,313	32,313	32,313
Other assets	46,850	47,001	36,317
Total assets	$2,267,243	$2,178,413	$2,119,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$293,388	$256,717	$273,329
Interest-bearing	1,520,454	1,449,998	1,384,087
Total deposits	1,813,842	1,706,715	1,657,416

Federal funds purchased and securities
sold under agreements to repurchase	172,496	203,105	147,955
Other borrowings	88,865	90,416	140,457
Other liabilities	16,568	16,289	12,891
Total liabilities	2,091,771	2,016,525	1,958,719

Shareholders' equity:
Common stock - $2.50 par value; authorized 40,000,000 shares;
9,201,820, 8,719,146 and 8,705,416 shares issued and outstanding	23,005	21,798	21,764
Surplus	108,367	92,099	91,559
Retained earnings	46,923	51,508	48,233
Accumulated other comprehensive loss	(2,823)	(3,517)	(1,225)
Total shareholders' equity	175,472	161,888	160,331
Total liabilities and shareholders' equity	$2,267,243	$2,178,413	$2,119,050

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
 (Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$35,242	$31,267	$102,348	$88,211
Investment securities:
Taxable	2,646	2,273	7,482	6,264
Tax-exempt	308	303	951	865
Federal funds sold and securities
purchased under agreements to resell	498	168	1,567	825
Deposits with banks	83	74	165	158
Total interest income	38,777	34,085	112,513	96,323
Interest expense:
Deposits	13,925	10,757	39,412	28,397
Federal funds purchased and securities
sold under agreements to repurchase	2,132	1,566	6,677	4,549
Other borrowings	1,322	1,984	4,820	5,658
Total interest expense	17,379	14,307	50,909	38,604
Net interest income:
Net interest income	21,398	19,778	61,604	57,719
Provision for loan losses	1,161	1,048	2,743	3,716
Net interest income after provision for loan losses	20,237	18,730	58,861	54,003
Noninterest income:
Service charges on deposit accounts	3,909	3,512	10,952	9,988
Secondary market mortgage fees	1,374	1,509	4,759	4,040
Bankcard services income	1,051	880	3,067	2,518
Trust and investment services income	697	556	1,971	1,573
Securities gains (losses), net	--	--	42	--
Other	649	370	1,971	1,405
Total noninterest income	7,680	6,827	22,762	19,524
Noninterest expense:
Salaries and employee benefits	11,171	10,226	33,475	30,053
Furniture and equipment expense	1,369	1,181	3,963	3,505
Net occupancy expense	1,247	1,088	3,585	3,148
Advertising and marketing	985	747	2,432	2,182
Professional fees	513	519	1,522	1,507
Amortization	215	204	641	602
Other	3,809	3,646	11,379	9,734
Total noninterest expense	19,309	17,611	56,997	50,731
Earnings:
Income before provision for income taxes	8,608	7,946	24,626	22,796
Provision for income taxes	2,966	2,686	8,203	7,749
Net income	$5,642	$5,260	$16,423	$15,047
Earnings per share:
Basic	$0.61	$0.58	$1.79	$1.65
Diluted	$0.61	$0.57	$1.78	$1.63
Dividends per share	$0.17	$0.17	$0.51	$0.51

Weighted-average common shares outstanding:
Basic	9,201	9,134	9,190	9,118
Diluted	9,212	9,235	9,221	9,208

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Nine Months Ended September 30, 2007 and 2006
 (Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2005	8,644,883	$21,612	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	--	--	--	15,047	--	15,047
Change in net unrealized gain on securities
available for sale, net of tax effects	--	--	--	--	79	79
Total comprehensive income						15,126
Cash dividends declared at $.51 per share	--	--	--	(4,428)	--	(4,428)
Stock options exercised	36,437	91	570	--	--	661
Employee stock purchases	6,422	16	170	--	--	186
Restricted stock awards	27,835	70	(70)	--	--	--
Common stock repurchased	(10,161)	(25)	(341)	--	--	(366)
Share-based compensation expense	--	--	749	--	--	749
Balance, September 30, 2006	8,705,416	$21,764	$91,559	$48,233	$(1,225)	$160,331

Balance, December 31, 2006	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	--	--	--	16,423	--	16,423
Change in net unrealized gain on securities
available for sale, net of tax effects	--	--	--	--	694	694
Total comprehensive income						17,117
Cash dividends declared at $.51 per share	--	--	--	(4,661)	--	(4,661)
Stock options exercised	7,451	20	125	--	--	145
Employee stock purchases	9,577	23	325	--	--	348
Restricted stock awards	32,356	81	(81)	--	--	--
Common stock repurchased	(2,474)	(6)	(86)	--	--	(92)
Share-based compensation expense	--	--	727	--	--	727
Common stock dividend of 5%, record date, March 9, 2007	435,764	1,089	15,258	(16,347)	--	--
Balance, September 30, 2007	9,201,820	$23,005	$108,367	$46,923	$(2,823)	$175,472

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$16,423	$15,047
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	3,148	2,387
Provision for loan losses	2,743	3,716
Share-based compensation expense	727	749
(Gain) loss on disposal of premises and equipment	(8)	153
Net accretion of investment securities	(149)	(61)
Net change in loans held for sale	9,315	(9,663)
Net change in miscellaneous assets and liabilities	(653)	1,778
Net cash provided by operating activities	31,546	14,106
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	3,295	6,152
Proceeds from maturities and calls of investment securities available for sale	27,079	18,636
Proceeds from sales of other investment securities	4,502	2,331
Purchases of investment securities held to maturity	(1,157)	(2,309)
Purchases of investment securities available for sale	(60,337)	(50,518)
Purchases of other investment securities	(4,571)	(3,884)
Net increase in customer loans	(83,721)	(148,923)
Recoveries of loans previously charged off	736	542
Purchases of premises and equipment	(6,193)	(7,131)
Proceeds from sale of premises and equipment	93	399
Net cash used in investing activities	(120,274)	(184,705)
Cash flows from financing activities:
Net increase in deposits	107,127	184,127
Net decrease in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	(32,109)	(2,708)
Proceeds from FHLB advances	155,000	40,000
Repayment of FHLB advances	(155,075)	(43,328)
Common stock issuance	348	186
Common stock repurchased	(92)	(366)
Dividends paid	(4,661)	(4,428)
Stock options exercised	145	661
Net cash provided by financing activities	70,683	174,144
Net increase (decrease) in cash and cash equivalents	(18,045)	3,545
Cash and cash equivalents at beginning of period	78,406	103,134
Cash and cash equivalents at end of period	$60,361	$106,679

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information contained in the consolidated financial statements and accompanying footnotes included in SCBT Financial Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2006 should be referenced when reading these unaudited condensed consolidated financial statements.

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

Note 3 – Acquisition of TSB Financial Corporation

On August 30, 2007, the Company announced a definitive agreement to acquire TSB Financial Corporation (“TSB”) and its wholly-owned subsidiary, The Scottish Bank, both of which are headquartered in Charlotte, NC.  This pending acquisition represents the Company’s first initiative to expand outside the state of South Carolina.  At June 30, 2007, TSB reported $192.9 million in total assets, $149.0 in loans and $159.0 million in deposits.  The Scottish Bank has four banking offices in the Charlotte MSA and one loan production office in Cornelius, NC (Lake Norman).

Under the terms of the agreement, TSB shareholders will receive aggregate consideration of 939,372 shares of SCBT common stock and approximately $9.4 million in cash, including the cash-out value of TSB’s stock options.  The stock portion of the consideration is based upon a fixed exchange ratio of .993 shares of the Company’s common stock for each of the outstanding shares of TSB common stock, which as of June 30, 2007 totaled 1,113,037 shares.  Based upon the Company’s ten-day average closing stock price of $36.25, as of August 29, 2007, the transaction is valued at approximately $43.4 million in the aggregate or $35.74 per fully diluted TSB share.  Holders of the issued and outstanding common stock of TSB will have the right to receive either $35.00 in cash per share, or the Company’s common stock, or a combination thereof subject to the overall limits set forth above.

Note 3 – Acquisition of TSB Financial Corporation (continued)

The transaction is subject to the regulatory approvals and affirmative vote of the holders of the majority of the outstanding shares of TSB.  The transaction is expected to close during the fourth quarter of 2007.

Note 4 – Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006
Real estate:
Commercial	$928,044	$835,892	$782,680
Consumer residential mortgage	233,851	238,672	230,016
Consumer construction and development	189,075	196,285	195,795
Commercial	203,593	190,635	177,218
Firstline	136,538	144,910	143,496
Consumer	120,521	130,596	128,109
Other loans	30,608	23,870	24,943
Total loans	1,842,230	1,760,860	1,682,257
Less, unearned income	(4)	(30)	(40)
Less, allowance for loan losses	(23,822)	(22,668)	(21,675)
Loans, net	$1,818,404	$1,738,162	$1,660,542

An analysis of the changes in the allowance for loan losses is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Balance at beginning of period	$22,668	$20,025	$20,025
Loans charged-off	(2,325)	(3,438)	(2,608)
Recoveries of loans previously charged-off	736	813	542
Balance before provision for loan losses	21,079	17,400	17,959
Provision for loan losses	2,743	5,268	3,716
Balance at end of period	$23,822	$22,668	$21,675

Note 5 – Deposits

The Company's total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Certificates of deposit	$833,050	$793,540	$720,878
Money market accounts	544,759	579,398	584,312
Transaction accounts	293,388	256,717	273,329
Savings accounts	128,153	76,734	77,309
Other	14,492	326	1,588
	$1,813,842	$1,706,715	$1,657,416

The aggregate amount of time deposits in denominations of $100,000 or more at September 30, 2007, December 31, 2006, and September 30, 2006 was $396.2 million, $371.5 million and $325.7 million, respectively.

Note 6 – Retirement Plans

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

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Service cost	$167	$156	$500	$468
Interest cost	231	205	692	617
Expected return on plan assets	(301)	(276)	(901)	(829)
Amortization of prior service cost	(43)	(43)	(130)	(130)
Recognized net actuarial loss	104	93	313	279
Net periodic pension expense	$158	$135	$474	$405

The Company contributed $189,000 and $567,000, respectively, to the pension plan for the three and nine months ended September 30, 2007 and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service.  The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service.  Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company’s 100% matching of their 401(k) plan contributions, up to 6% of salary.

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

Note 7 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Basic earnings per share:
Net income	$5,642	$5,260	$16,423	$15,047

Weighted-average basic shares	9,201,228	9,134,076	9,189,549	9,117,615
Basic earnings per share	$0.61	$0.58	$1.79	$1.65

Diluted earnings per share:
Net income	$5,642	$5,260	$16,423	$15,047

Weighted-average basic shares	9,201,228	9,134,076	9,189,549	9,117,615
Effect of dilutive stock options	11,128	101,106	31,739	90,054
Weighted-average dilutive shares	9,212,356	9,235,182	9,221,288	9,207,669
Diluted earnings per share	$0.61	$0.57	$1.78	$1.63

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares.  The number of shares in this category was 43,545 with a range in exercise price of $34.65 to $39.74 for the three months ended September 30, 2007.  The number of shares in this category was 41,445 with a range in exercise price of $37.70 to $39.74 for the nine months ended September 30, 2007.  There were no outstanding stock options in this category for the three months ended September 30, 2006.  The number of shares in this category was 2,000 with an exercise price of $36.38 for the nine months ended September 30, 2006.

Dividends per share are calculated using the current number of common shares issued and outstanding at the record date for any dividends paid during the reported periods.

Note 8 – Share-Based Compensation

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

Note 8 – Share-Based Compensation (continued)

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
	Number of	Exercise
Options	Shares	Price

Outstanding at January 1, 2007	308,368	$24.26
Granted	41,445	39.25
Exercised	(7,585)	18.94
Expired/Forfeited	(353)	28.99
Outstanding at September 30, 2007	341,875	26.19

Exercisable at September 30, 2007	248,231	23.21

Weighted-average fair value of
options granted during the year	$9.25

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Nine Months Ended
	September 30,
	2007	2006

Dividend yield	1.88%	2.15%
Expected life	7 years	10 years
Expected volatility	18%	19%
Risk-free interest rate	4.65%	4.71%

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

Nonvested restricted stock for the nine months ended September 30, 2007 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2007	50,883	$27.32
Granted	33,527	37.73
Vested	(14,043)	26.30
Forfeited	(44)	27.29
Nonvested at September 30, 2007	70,323	31.80

Note 8 – Share-Based Compensation (continued)

As of September 30, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.62 years.  The total fair value of shares vested during the nine months ended September 30, 2007 was $821,000.

Note 9 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2007, commitments to extend credit and standby letters of credit totaled $420.6 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Overview

SCBT Financial Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned subsidiaries:  South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1934 and 1996, respectively.  SCBT Financial Corporation does not engage in any significant operations other than the ownership of these banking subsidiaries.

At September 30, 2007, we had approximately $2.3 billion in assets and approximately 667 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 as well as results for the nine months ended September 30, 2007 and 2006, and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006 and September 30, 2006.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

In August 2007, we converted a South Carolina Bank and Trust limited-service branch into a nearby full-service branch location in Lexington, SC.

Results of Operations

We measure our progress based on the results of soundness, profitability, and growth.  Our banks achieved solid results during the third quarter of 2007.  These results were achieved as the banking industry continues to experience ongoing challenges in a difficult interest rate environment, in a slowing economy, and with a rise in credit costs.  While the sub-prime mortgage industry continues to experience credit problems, we have virtually no participation in this product line and our credit quality remains very strong.

We are very proud of the results our team produced despite these challenges.  Our company achieved an increase in consolidated net income compared to the third quarter of 2006, maintained exceptional credit quality, and continued to make growth investments for the future.  The following key operating highlights for the third quarter of 2007 are outlined below:

•	Consolidated net income increased 7.3% to $5.6 million from $5.3 million in the third quarter of 2006.
•	Diluted earnings per share increased 7.5% to $0.61 from $0.57 for the same period last year.
•	A 12.5% increase in noninterest income and increases in earning assets led to higher consolidated net income for the third quarter of 2007.
•
We experienced a slight decrease of 1 basis point in return on average assets and a 15 basis point decrease in return on average equity compared to September 30, 2006.  Return on average tangible equity decreased both on a quarter-to-quarter comparison and on a year-to-date comparison.  The decrease resulted from a smaller change in net unrealized loss on securities available for sale, net of tax, for the period compared to the prior period in 2006 which caused average equity to increase faster than net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected Figures and Ratios	2007	2006	2007	2006

Return on average assets (annualized)	1.00%	1.01%	0.98%	0.99%
Return on average equity (annualized)	13.13%	13.28%	13.04%	13.11%
Return on average tangible equity (annualized)	16.52%	17.22%	16.53%	17.12%
Average shareholders' equity (in thousands)	$172,421	$157,117	$168,345	$153,506

Our consolidated earnings growth reflected the continued strong profitability of our bank subsidiaries during the third quarter of 2007.  South Carolina Bank and Trust had net income of $5.3 million and South Carolina Bank and Trust of the Piedmont had net income of $837,000 during this period.

Net Interest Income and Margin

Summary

We have been able to increase non-taxable equivalent (“non-TE”) net interest income despite the relatively flat yield curve.  We actually experienced net margin expansion compared to the second quarter of 2007 by 7 basis points.  While rates on interest-bearing liabilities increased generally more than asset yields, growth in interest-earning assets contributed to higher net interest income for the quarter.  Taxable equivalent (“TE”) net interest margin decreased 8 basis points from the third quarter of 2006.  We believe that our net interest margin has stabilized and should remain near current levels through the end of 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Non-TE net interest income	$21,398	$19,778	$61,604	$57,719
Non-TE yield on interest-earning assets	7.30%	7.07%	7.23%	6.89%
Non-TE rate on interest-bearing liabilities	3.87%	3.54%	3.84%	3.24%
Non-TE net interest margin	4.03%	4.10%	3.96%	4.13%
TE net interest margin	4.06%	4.14%	4.00%	4.17%

Non-taxable equivalent net interest income increased 8.2% in the third quarter of 2007 compared to the same period in 2006.  For the nine months ended September 30, 2007 compared to September 30, 2006, non-taxable equivalent net interest income increased 6.7%.  Some key highlights are outlined below:

•
Average earning assets increased 10.1% to $2.1 billion in the third quarter compared to the same period last year.  The increase is primarily reflected within commercial real estate loans and commercial and industrial loans.

•
Non-taxable equivalent yield on interest-earning assets for the third quarter of 2007 increased 23 basis points from the comparable period in 2006, and by 34 basis points for the nine months ended September 30, 2007 compared to the comparable period in 2006.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•
The average cost of interest-bearing liabilities for the third quarter of 2007 increased 33 basis points from the same period in 2006, and by 60 basis points on a year-to-date basis comparing 2007 to 2006.  This is a reflection of the impact of rising rates on the banks’ sources of funding and continued competitive deposit pricing in selected products and markets.  Increases in rates paid on certificates of deposit, money market deposits, and federal funds purchased primarily drove the increase in the cost of interest-bearing liabilities.

•
Tax equivalent net interest margin at September 30, 2007 was 4.06%, compared to 3.99% at June 30, 2007, or 7 basis points higher.  Compared to prior year’s third quarter, TE net interest margin compressed by 8 basis points.

Loans

Growth in commercial real estate and commercial non-real estate drove the increase in total loans from the comparable period in 2006.  Total loans exclude mortgage loans held for sale.  Total loans grew 9.5% from the balance at September 30, 2006 and 4.6% from the balance at December 31, 2006.  Loans are our largest category of earning assets and commercial real estate loans represent approximately 38.0% of our total loans.  Commercial real estate in footnote 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements also includes owner occupied commercial real estate not reflected in the percentage above.  Consumer construction and development loans represent 10.3% of our total loan portfolio.  Consumer construction and development loans are comprised of $135.8 million in lot loans and $53.3 in construction loans which represent 7.4% and 2.9%, respectively, of our total loan portfolio.  Loans outstanding (excluding loans held for sale) at September 30, 2007 were $1.8 billion compared to $1.7 billion at September 30, 2006.  Loans outstanding include unearned income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Average total loans	$1,810,332	$1,661,679	$1,786,887	$1,622,090
Interest income on total loans	34,950	31,018	101,283	87,480
Non-TE yield	7.66%	7.41%	7.58%	7.21%

Interest earned on loans increased 12.7% in the third quarter of 2007 compared to the third quarter of 2006, and increased 15.8% for the nine months ended September 30, 2007 compared to September 30, 2006.  Some key highlights are outlined below:

•
Average total loans increased 8.9% leading to a mostly volume-driven increase in interest income.  We experienced more fixed rate loan production which we primarily sold through the secondary market.  As a result, our secondary market mortgage fees increased while our total loans grew more slowly than in prior quarters.

•	Commercial real estate loans (including owner occupied commercial real estate) increased 18.6% to $928.0 million from the amount at September 30, 2006.
•	Commercial non-real estate loans increased 14.9% to $203.6 million from the amount at September 30, 2006.
•	Our non-taxable equivalent yield increased by 25 basis points compared to the yield for the third quarter of 2006, and 37 basis points for the nine months ended September 30, 2006.

Investment Securities

We use investment securities, the second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  We increased the size of our investment portfolio and kept its composition relatively consistent with a bias towards increasing purchases of US government agency bonds rather than mortgage-backed securities.  We continued our approach of lengthening the average life of the portfolio as interest rates increased and in light of our expectation that the Federal Reserve will not increase its targeted level for the federal funds interest rate.  At September 30, 2007, investment securities were $242.9 million, compared to $210.4 million at December 31, 2006 and $212.6 million at September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Average investment securities	$232,797	$212,367	$224,857	$202,375
Interest income on investment securities	2,954	2,576	8,433	7,129
Non-TE yield	5.03%	4.81%	5.01%	4.71%

Interest earned on investment securities increased 14.7% in the third quarter of 2007 compared to the third quarter of 2006, and increased 18.3% for the nine months ended September 30, 2007 compared to September 30, 2006.  The increases resulted both from higher average outstanding balances and higher yields.

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

Interest-Bearing Liabilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Average interest-bearing liabilities	$1,782,911	$1,622,970	$1,771,419	$1,592,352
Interest expense	17,379	14,307	50,909	38,604
Average rate	3.87%	3.54%	3.84%	3.24%

Interest expense on interest-bearing liabilities increased 21.5% in the third quarter of 2007 compared to the third quarter of 2006, driven largely by increases in savings deposits, certificates of deposit (“CD”) and federal funds purchased.  In addition, we experienced a 33 basis point increase in the average rate on all interest-bearing liabilities with increases in every category.  On a year-to-date basis, interest expense increased 31.9%, again reflective of increases in the average balances of savings deposits, CDs and federal funds purchased, and reflective of the increase in the average rate on all interest earning liabilities of 60 basis points on a year-to-date basis.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended September 30, 2007 grew 12.1% as compared to the same period in 2006, while on a year-to-date basis the increase was 12.0%.
•
Interest-bearing deposits grew 9.9% to $1.5 billion at September 30, 2007 from the period end balance at September 30, 2006 and increased $70.5 million or 6.5% annualized from the balance at December 31, 2006.

•
Average federal funds purchased and securities sold under agreements to repurchase increased 32.3%, up $46.1 million from the average balance in the third quarter of 2006.  On a year-to-date basis, the increase was 32.2%, or $48.1 million.  The Federal Reserve has lowered the federal funds rate to 4.75%.

•
Average CDs increased $123.5 million causing interest expense to increase by $2.4 million for the third quarter of 2007 compared to the third quarter of 2006.  On a year-to-date basis, average CDs increased $126.7 million and interest expense increased $8.5 million.

•
On a linked-quarter basis, interest expense on average interest-bearing liabilities increased $415,000 driven substantially by a $46.0 million higher average balance of CDs along with a slight 2 basis point increase in the average rate.  Additionally, a $19.7 million increase in the average balances of savings deposits with a 47 basis point increase in the average rate drove the increase in interest expense.  However, the additional funding through CDs and savings deposits allowed us to decrease other higher cost borrowings by $30.2 million, or 24.7%.

Noninterest-Bearing Deposits

Deposit growth continued to remain strong in the quarter-to-quarter and the linked-quarter comparison.  We continued to see steady growth in the number of transaction accounts and savings accounts.  Our customers opened approximately 13,500 new demand deposit checking accounts during the first nine months of 2007, a slight increase from openings in the number of accounts during the first nine months of 2006.  Noninterest-bearing deposits grew $20.1 million, or 7.3%, in the third quarter of 2007 compared to the third quarter of 2006.  Compared to the second quarter of 2007, noninterest-bearing deposits grew $8.2 million, or 2.9%, to $293.4 million at September 30, 2007.

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

The following table presents a summary of the changes in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$23,369	$21,214	$22,668	$20,025
Loans charged-off	(912)	(788)	(2,325)	(2,608)
Recoveries	204	201	736	542
Net charge-offs	(708)	(587)	(1,589)	(2,066)
Provision for loan losses	1,161	1,048	2,743	3,716
Balance at end of period	$23,822	$21,675	$23,822	$21,675

Total loans:
At period end	$1,842,226	$1,682,217	$1,842,226	$1,682,217
Average	1,810,332	1,661,679	1,786,887	1,622,090
As a percentage of average loans (annualized):
Net charge-offs	0.16%	0.14%	0.12%	0.17%
Provision for loan losses	0.26%	0.25%	0.21%	0.31%
Allowance as a percentage of period end loans	1.29%	1.29%	1.29%	1.29%
Allowance as a percentage of period end
non-performing loans ("NPLs")	494.75%	526.74%	494.75%	526.74%

The provision for loan losses as a percent of total loans reflects a slight increase in our allowance for loan losses due to an increase in net charge-offs and a modest increase in our nonperforming assets during the third quarter of 2007 compared to the third quarter of 2006.  On a year-to-date basis, the provision for loan losses as a percent of total loans has decreased due to the following:  (1) a decrease in net charge-offs (2) a slight increase in our nonperforming assets since December 31, 2006 and (3) slower loan growth this year versus last.

The table below summarized nonperforming assets (“NPAs”).

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Non accrual loans	$4,008	$3,567	$2,558
Accruing loans past due 90 days or more	807	1,039	1,557
Total nonperforming loans	4,815	4,606	4,115
Other real estate owned ("OREO")	443	597	363
Other nonperforming assets	237	--	--
Total nonperforming assets	$5,495	$5,203	$4,478

Total NPLs as a % of total loans	0.26%	0.26%	0.24%
Total NPAs as a % of total loans and OREO	0.30%	0.30%	0.27%
Total NPAs as a % of total assets	0.24%	0.21%	0.19%

In the table above, other nonperforming assets consist of non real estate such as vehicles repossessed and OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

Overall, the Company’s loan portfolio remains well within the historical trends in terms of charge offs and NPAs as a percentage of total loans.  To this point, our commercial real estate portfolio remains steady in terms of past dues, despite the rise in credit costs at other institutions.  We continue to monitor and review frequently the overall asset quality within this portfolio.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Service charges on deposit accounts	$3,909	$3,512	$10,952	$9,988
Secondary market mortgage fees	1,374	1,509	4,759	4,040
Bankcard services income	1,051	880	3,067	2,518
Trust and investment services income	697	556	1,971	1,573
Securities gains (losses), net	--	--	42	--
Other	649	370	1,971	1,405
Total noninterest income	$7,680	$6,827	$22,762	$19,524

Noninterest income increased 12.5% in the third quarter of 2007 compared to the same period in 2006.  On a year-to-date basis, the increase was 16.6%.  The quarterly increases are the result of the following:

•	Service charges on deposit accounts increased 11.3%, driven by growth in total deposits during the quarter.
•
Secondary market mortgage fees decreased 8.9%.  While mortgage production for the quarter remained relatively in line compared to the third quarter of 2006, secondary market mortgage fees decreased as a result of the current market conditions.

•
Bankcard services income increased 19.4%, driven by organic growth in deposit accounts and more customers using SCBT debit cards.  We experienced a 35.6% increase in debit card income, a 45.7% increase in foreign ATM fees, and a 40.7% increase in credit card transaction fees.

•
Trust and investment services income increased 25.4%, driven by improving branch and line of business referral activity, expansion of existing business, and increased productivity of existing investment consultants.

•
Other noninterest income increased 75.4%, which largely reflected a $141,000 increase in the cash surrender value of bank owned life insurance and a loss on the sale of fixed assts of $141,000 in the third quarter of 2006.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Salaries and employee benefits	$11,171	$10,226	$33,475	$30,053
Furniture and equipment	1,369	1,181	3,963	3,505
Net occupancy expense	1,247	1,088	3,585	3,148
Information services expense	1,050	945	3,162	2,734
Advertising and marketing	985	747	2,432	2,182
Business development and staff related	512	397	1,625	1,271
Professional fees	513	519	1,522	1,507
Amortization	215	204	641	602
Other	2,247	2,304	6,592	5,729
Total noninterest expense	$19,309	$17,611	$56,997	$50,731

Noninterest expense increased 9.6% in the third quarter of 2007 compared to the same period in 2006.  On a year-to-date basis expenses increased 12.4%.  The quarterly increases primarily resulted from the following:

•
Salaries and commissions expense increased 9.2%, driven by sales volume incentives paid to employees on certain banking products, an increase in employees as a result of organic growth, and the addition of six full-service locations since June 30, 2006.  These locations accounted for approximately 25.1%, or $237,000, of the compensation increase from the quarter ended September 30, 2006.  We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives and the additional personnel expense related to the TSB Financial Corporation acquisition.

•	Furniture and equipment expense, net occupancy expense, and information services expense increased 15.9%, 14.6%, and 11.1%, respectively, as a result of additional financial centers.
•	Business development and staff related expense increased 29.0%, driven by the organic growth of our banks, leading to recruiting and placing additional staff.
•
Advertising and public relations expense increased 31.9%, however on a year-to-date basis this cost is 11.5% higher compared to the prior year.  We increased our advertising and public relations expense during the third quarter of 2007 with the opening of the new full-service location in Lexington in August 2007.

•	Other noninterest expense decreased 2.5%, resulting mainly from a decrease in miscellaneous charge-offs and recoveries.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2007, shareholders’ equity was $175.5 million, an increase of $13.6 million, or 8.4%, from $161.9 million at December 31, 2006.  Shareholders’ equity has increased 9.4%, or $15.1 million, from September 30, 2006.

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

Capital Adequacy Ratios	September 30,	December 31,	September 30,
	2007	2006	2006

Tier 1 risk-based capital	10.32%	10.11%	10.19%
Total risk-based capital	11.57%	11.36%	11.44%
Tier 1 leverage	8.20%	8.11%	8.18%

Compared to December 31, 2006, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratios have increased primarily because of the slower growth in assets.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Liquidity

Liquidity refers to the ability for us to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses.  Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments.  Management has policies and procedures governing the length of time to maturity on loans and investments.  Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

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
•
Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our banks’ asset/liability management and net interest margin requirements, and

•	Continually working to identify and introduce new products that will attract customers or enhance our banks’ appeal as a primary provider of financial services.

In the first nine months of 2007, we continued to shorten the maturities of our funding liabilities as we anticipated the possibility of declining interest rates.  Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

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

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry, group of related industries, or within in any single sub-division.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities that could cause these aggregated loans to be similarly impacted by economic or other conditions. As of September 30, 2007, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on these criteria, we had six such credit concentrations at September 30, 2007, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to borrowers constructing new single family housing, loans to lessors of residential buildings, and loans to physicians for office buildings.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 and the following:

•	Credit risk associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed;

•	Interest rate risk involving the effect of a change in interest rates on both the bank’s earnings and the market value of the portfolio equity;

•	Liquidity risk affecting the bank’s ability to meet its obligations when they come due;

•	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;

•	Transaction risk arising from problems with service or product delivery;

•	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

•	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

•	Reputation risk that adversely affects earnings or capital arising from negative public opinion; and

•	Terrorist activities risk that result in loss of consumer confidence and economic disruptions.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2007 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	--	$--	--	147,872
August 1 - August 31	--	--	--	147,872
September 1 - September 30	--	--	--	147,872

Total	--		--	147,872

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: November 8, 2007	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and Chief Financial Officer

Date: November 8, 2007	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer