Form 10-K
period 2007-12-31
SCBT FINANCIAL CORP
filed 2008-03-17
CIK 764038

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $314,977,000 based on the closing sale price of $36.40 per share on June 29, 2007. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 4, 2008 was 10,185,143.

Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14.

SCBT Financial Corporation

Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Registrant's Proxy Statement for its 2008 Annual Meeting of Shareholders.

Forward-Looking Statements

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under "Risk Factors."

PART I

Item 1.    Business

        SCBT Financial Corporation ("SCBT"), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We were formerly named First National Corporation until February 2004. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiaries: South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1932 and 1996, respectively. On November 30, 2007, we acquired our third banking subsidiary, The Scottish Bank, N.A. Our common stock trades on The NASDAQ Global Select MarketSM under the ticker symbol "SCBT."

        SCBT Financial Corporation is a legal entity separate and distinct from our subsidiaries. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. SCBT Financial Corporation's operating revenues and net income are derived primarily from cash dividends received from its bank subsidiaries.

        Our subsidiaries provide a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 50 financial centers in 16 South Carolina counties and Mecklenburg County of North Carolina, and have served the Carolinas for more than seventy-three years. At December 31, 2007, the Corporation had approximately $2.6 billion in assets, $2.1 billion in loans, $1.9 billion in deposits, $215.1 million in shareholders' equity, and a market capitalization of $321.8 million.

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

        We have continued to expand our business in South Carolina and North Carolina, as highlighted below:

  •
  November 2007—acquired TSB Financial Corporation, Inc. ("TSB") and its wholly-owned subsidiary, The Scottish Bank. On December 3, 2007, we converted The Scottish Bank from a North Carolina state-chartered bank to a national association. The Scottish Bank, N.A. has four full-service branch locations and a loan production office ("LPO") in the following Charlotte, North Carolina market areas: SouthPark, Myers Park, Cotswold, Mint Hill, and Cornelius (the LPO).

  •
  October 2007—we merged The Mortgage Banc, Inc. into our lead banking subsidiary, South Carolina Bank and Trust.

  •
  August 2007—opened a full-service branch in Lexington, South Carolina to replace the limited-service branch.

  •
  April 2007—opened a full-service branch at 46 Broad Street in Charleston, South Carolina to replace a limited-service branch at another Charleston location.

  •
  March 2007—replaced a loan production office in Myrtle Beach, South Carolina with a full-service branch in a banking location purchased in 2006.

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

  •
  November 2005—expanded our footprint farther up the South Carolina coast with the acquisition of Sun Bancshares, Inc. and its subsidiary, SunBank. The acquisition provided us with two additional branches in Murrells Inlet and Georgetown, South Carolina. SunBank's third property was a loan production office located in Myrtle Beach, South Carolina.

  •
  July 2005—formed SCBT Capital Trust III for the purpose of issuing an aggregate of $20 million of trust preferred securities.

  •
  May 2005—purchased Devine Mortgage, a small South Carolina mortgage originator.

  •
  April 2005—formed SCBT Capital Trust I and SCBT Capital Trust II for the purpose of issuing an aggregate of $20 million of trust preferred securities.

  •
  April 2005—continued to expand in the western portion of South Carolina with our acquisition of New Commerce BanCorp and merged its subsidiary, New Commerce Bank, into our lead subsidiary bank. The acquisition provided us with two new branches in Simpsonville and Greenville, South Carolina. Both branches are located in one of the fastest growing markets in the state.

        Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this facility is Post Office Box 1030, Columbia, South Carolina 29202 and our telephone number is (800) 277-2175.

Available Information

        We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website at www.scbtonline.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the SEC. These filings are also accessible on the SEC's website at www.sec.gov. In addition, we make available on our website the following: (i) Corporate Governance Guidelines, (ii) Code of Conduct & Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, and Corporate Governance & Nominating Committees of our Board of Directors. These materials are available in a printed format free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, SCBT Financial Corporation, 520 Gervais Street,

Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934 are also available through our website. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

        We serve customers through our subsidiary banks located in the Carolinas: South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont, and The Scottish Bank. Through our lead bank, South Carolina Bank and Trust, we conduct our business from forty financial centers in fourteen South Carolina counties. We conduct our Piedmont business from six financial centers in two South Carolina counties. We conduct our business from four financial centers in Mecklenburg County of North Carolina.

        We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase as a result of consolidation among banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

        We experience strong competition from both bank and non-bank competitors in certain markets. Broadly speaking, we compete with super-regional, smaller community banks, and non-traditional internet-based banks. We compete for deposits and loans with commercial banks, savings institutions, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources, can provide higher lending limits, and offer certain services that we are unable to provide to our customers.

        We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers the competitive interest rates on deposit accounts, the competitive interest rates charged on loans and other credit, and reasonable service charges. Our customers also consider the quality and scope of the services provided, the convenience of banking facilities, and relative lending limits in the case of loans to commercial borrowers. Our customers may also take into account the fact that other banks offer different services from those that we provide. The large national and super-regional banks may have significantly greater lending limits and may offer additional products. However, we believe that SCBT has been able to compete successfully with our competitors, regardless of their size. We do this by emphasizing customer service and by providing a wide variety of services.

Employees

        As of December 31, 2007, our subsidiaries had 701 full-time equivalent employees compared to 634 as of the same date in 2006. We consider our relationship with our employees instrumental to the success of our business. We provide our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition), and a 401(k) plan with company match.

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

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our banks are organized as national banking associations. They are subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, SCBT and our banks are subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies, the South Carolina State Board of Financial Institutions (the "State Board") and the North Carolina Office of the Commissioner of Banks. The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and its subsidiaries.

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

        The Graham-Leach-Bliley Act amended a number of federal banking laws affecting SCBT and our banks. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.

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

        North Carolina has opted-in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank may establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks (including national banks with their home office in North Carolina) to establish de novo branches in that home state under substantially the same terms as allowed in North Carolina. Because some states impose greater limits on de novo branching by out-of-state banks, this provides a limited barrier of entry into the North Carolina banking market, which protects us from a segment of potential competition. However, for those states that have also opted-in to the interstate branching legislation, our subsidiary The Scottish Bank, N.A., which has its home office in North Carolina, could establish a de novo branch in those states with prior OCC approval.

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

December 31, 2007 and 2006, our subsidiary banks had the following leverage ratios and total risk-based capital:

	December 31,
(In percent)	2007	2006
Tier 1 Leverage Ratios
SCBT Financial Corporation	8.42	8.11
South Carolina Bank and Trust	7.75	8.02
South Carolina Bank and Trust of the Piedmont	7.53	7.56
The Scottish Bank	9.66	n/a
Total Risk-Based Capital
SCBT Financial Corporation	10.89	11.36
South Carolina Bank and Trust	10.76	11.18
South Carolina Bank and Trust of the Piedmont	10.71	11.12
The Scottish Bank	10.62	n/a

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

        The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts in excess of the bank's allowance for loan losses. Further, if in the opinion of the OCC a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        In addition to the foregoing, the ability of SCBT and its banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of SCBT, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of SCBT's subsidiaries.

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

Insurance of Deposits

        Deposits at the bank are insured by the Deposit Insurance Fund as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per accountholder and $250,000 for certain retirement accountholders. As FDIC-insured institutions, our banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns (see "Capital Adequacy" above). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of our banks, we do not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the earnings of our banks in 2008.

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

Other Laws and Regulations

        Interest and certain other charges collected or contracted for by our banks are subject to state usury laws and certain federal laws concerning interest rates. Our banks' operations are also subject to certain federal laws applicable to credit transactions, such as the following:

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

        From time to time, bills come before the United States Congress and in the North Carolina and South Carolina state legislatures that in certain cases contain wide-ranging proposals for altering the structure, regulation, and competitive relationships of financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected.

Fiscal and Monetary Policy

        Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest we pay on our deposits and other borrowings, and the interest we receive on our loans and securities holdings, constitutes the major portion of our banks' earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates, among other things, the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. We cannot predict the nature and timing of any changes in such policies and their impact on our business.

Executive Officers of SCBT

        Executive officers of SCBT are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors. The executive officers and their ages, positions with SCBT, past five year employment history and terms of office as of March 1, 2008, are as follows:

Name (age)	Position with SCBT and Five Year History	With SCBT Since
Robert R. Hill, Jr. (41)	President, Chief Executive Officer and Director President and Chief Operating Officer of South Carolina Bank and Trust (2004–1999)	1995
John C. Pollok (42)	Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer	1996
Joe E. Burns (53)	Senior Executive Vice President and Chief Credit Officer	2000
Richard C. Mathis (57)	Executive Vice President and Chief Risk Officer Chief Financial Officer (2007–2000)	2000
John F. Windley (55)	President, South Carolina Bank and Trust Regional President, South Carolina Bank and Trust (2006–2002)	2002
Thomas S. Camp (56)	President and Chief Executive Officer, South Carolina Bank and Trust of the Piedmont	1998
Dane H. Murray (58)	Senior Executive Vice President and Division Head of Lowcountry and Orangeburg Regions	1971

        None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of SCBT acting solely in their capacities as such.

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

        We depend on our net interest income to drive profitability. Differences in volume, yields or interest rates and differences in income earning products such as interest-earning assets and interest-bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Net interest income may decline if:

  •
  In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or

  •
  In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

        Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrinks or disappear; the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.

        Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general United States economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

We may not be able to adequately anticipate and respond to changes in market interest rates.

        We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, thus a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2007, we had approximately 12,000 loans secured by real estate with an average loan balance of approximately $129,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

        Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

        Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

        Commercial business loans are typically based on the borrowers' ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (i) depreciate over time, (ii) difficult to appraise and liquidate, and (iii) fluctuate in value based on the success of the business.

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

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2007, approximately 81.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our business is predominately in two states, South Carolina, and the Mecklenburg County of North Carolina; therefore, adverse economic conditions in South Carolina and this North Carolina County could negatively impact results from operations and financial condition.

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

        We are subject to Federal Reserve Board regulation. Our banks are subject to extensive regulation, supervision, and examination by their primary federal regulator, the Office of the Comptroller of the Currency ("OCC"), and by the Federal Deposit Insurance Corporation ("FDIC"), the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank ("FHLB"), our banks must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our banks' activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our subsidiaries under these laws could have a material adverse effect on our results of operations.

We are exposed to changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America, the General Assembly of the State of South Carolina, and the General Assembly of the State of North Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. For example, regulation of government-sponsored entities has been receiving significant attention recently. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

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

Other Risk Factors

We may decide to make future acquisitions, which could dilute current shareholders' stock ownership and we may become more susceptible to adverse economic events.

        In accordance with our strategic plan, we continually evaluate opportunities to acquire other banks and/or branch locations to expand SCBT. As a result, we may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Our acquisition activities could be material to SCBT. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders' ownership interest in SCBT. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In those events, we could become more susceptible to economic downturns and competitive pressures.

We may be exposed to difficulties in combining the operations of acquired entities such as TSB into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which SCBT and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to SCBT not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Our stock price may be volatile.

        Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts' recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future could adversely affect the price of SCBT's common stock, and the current market price may not be indicative of future market prices.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

        The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The Midlands region lead branch of South Carolina Bank and Trust is also located in this 57,000 square-foot building. The main offices of South Carolina Bank and Trust are in a four-story facility with approximately 48,000 square feet of space for operating and administrative purposes, located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. South Carolina Bank and Trust also owns twenty-eight other properties and leases twenty-four properties, all of which are used, substantially, as branch locations or for housing other operational units.

        South Carolina Bank and Trust of the Piedmont owns a 12,000 square foot office building that serves as its main office, located at 1127 Ebenezer Road, Rock Hill, South Carolina. The bank owns three additional properties and leases three others, all of which are used as branches.

        The Scottish Bank leases a 7,000 square foot office building that serves as its main office, located at 6525 Morrison Boulevard, Charlotte, North Carolina. The bank owns one property and leases four others, which are used as branches and a loan production office.

        Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3.    Legal Proceedings

        We are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business as of December 31, 2007 and the date of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders in the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  (a)
  The table below describes historical information regarding our common equity securities:

	2007	2006	2005	2004	2003
Stock Performance
Dividends per share	$0.68	$0.68	$0.68	$0.65	$0.63
Dividend payout ratio	29.17%	30.88%	34.29%	36.66%	33.98%
Dividend yield (based on the average of the high and low for the year)	1.94%	1.81%	2.14%	2.06%	2.47%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	13.65x	19.39x	17.29x	20.49x	16.49x
Price/book ratio (end of year)	1.50x	2.25x	1.95x	2.27x	2.05x
Common Stock Statistics
Stock price ranges:
High	$41.84	$42.93	$34.94	$37.61	$30.71
Low	28.29	32.38	28.50	25.57	20.38
Close	31.67	41.73	33.42	33.57	28.58
Volume traded on exchanges	4,359,700	2,510,900	2,202,700	1,711,500	1,436,000
As a percentage of average shares outstanding	42.91%	28.89%	27.09%	21.23%	17.81%
Earnings per share, basic	$2.33	$2.17	$1.95	$1.66	$1.74
Earnings per share, diluted	2.32	2.15	1.93	1.64	1.73
Book value per share	21.17	18.57	17.17	14.77	13.91

        In reference to the table above, per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on December 20, 2004 and a 5% common stock dividend paid to shareholders of record on March 9, 2007.

Quarterly Common Stock Price Ranges and Dividends

	2007			2006
Quarter
	High	Low	Dividend	High	Low	Dividend
1st	$40.84	$34.99	$0.17	$36.08	$33.00	$0.17
2nd	38.00	35.18	0.17	35.70	32.38	0.17
3rd	37.25	28.29	0.17	39.94	32.50	0.17
4th	37.65	28.86	0.17	42.93	36.20	0.17

        As of March 4, 2008, we had issued and outstanding 10,185,143 shares of common stock which were held by approximately 5,450 shareholders of record. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol "SCBT."

        We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our bank subsidiaries. Certain restrictions exist regarding the ability of our subsidiaries to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of our banks' respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2007, approximately $35.9 million of our banks'

retained earnings were available for distribution to SCBT as dividends without prior regulatory approval. For the year ended December 31, 2007, our banks paid dividends of approximately $16.2 million to SCBT. This amount includes $10.0 million in dividends paid upstream by South Carolina Bank and Trust, N.A. to SCBT as a special dividend to provide cash for the acquisition and payment of merger costs related to the acquisition of TSB. Excluding the special dividend, we anticipate that we will continue to pay comparable cash dividends from the bank subsidiaries to SCBT in the future.

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1–October 31	—	$—	—	147,872
November 1–November 30	—	—	—	147,872
December 1–December 31	—	—	—	147,872

Total	—		—	147,872

Item 6.    Selected Financial and Quantitative Data

        The following table presents selected financial and quantitative data for the five years ended December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Financial Data
Assets	$2,597,183	$2,178,413	$1,925,856	$1,436,977	$1,197,692
Loans, net of unearned income*	2,083,047	1,760,830	1,535,901	1,153,230	938,760
Investment securities	258,509	210,391	182,744	165,446	152,009
Deposits	1,927,889	1,706,715	1,473,289	1,171,313	947,399
Nondeposit borrowings	440,046	293,521	294,420	141,136	133,017
Shareholders' equity	215,065	161,888	148,403	118,798	112,349
Number of locations	50	45	41	34	32
Full-time equivalent employees	701	634	590	513	514
Number of common shares outstanding	10,160,432	8,719,146	8,644,883	7,657,094	7,690,186
Selected Ratios
Return on average equity	12.42%	12.72%	13.19%	12.20%	13.72%
Return on average assets	0.95%	0.97%	1.00%	1.05%	1.23%
Average equity as a percentage of average assets	7.64%	7.59%	7.56%	8.65%	9.00%
Asset Quality Ratios
Allowance for loan losses to period end loans	1.28%	1.29%	1.30%	1.25%	1.25%
Allowance for loan losses to period end nonperforming loans	419.22%	492.14%	468.74%	442.64%	173.30%
Nonperforming assets to period end loans and OREO	0.33%	0.30%	0.32%	0.43%	0.87%
Nonperforming assets to period end total assets	0.27%	0.24%	0.24%	0.35%	0.88%
Net charge-offs to average loans	0.13%	0.16%	0.11%	0.15%	0.19%

*
Excludes loans held for sale.

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$149,199	$127,808	$90,568	$65,576	$62,909
Interest expense	68,522	54,281	28,710	14,643	14,622

Net interest income	80,677	73,527	61,858	50,933	48,287
Provision for loan losses	4,384	5,268	4,907	4,332	2,345

Net interest income after provision for loan losses	76,293	68,259	56,951	46,601	45,942
Noninterest income	29,759	26,111	23,653	22,650	22,915
Noninterest expense	73,802	64,281	56,126	48,798	46,770

Income before provision for income taxes	32,250	30,089	24,478	20,453	22,087
Provision for income taxes	10,685	10,284	7,823	6,437	7,301

Net income	$21,565	$19,805	$16,655	$14,016	$14,786

Per Common Share
Net income, basic	$2.33	$2.17	$1.95	$1.66	$1.74
Net income, diluted	2.32	2.15	1.93	1.64	1.73
Book value	21.17	18.57	17.17	14.77	13.91
Cash dividends	0.68	0.68	0.68	0.65	0.63
Dividend payout ratio	29.17%	30.88%	34.29%	36.66%	33.98%

        In reference to the table above, net income per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on December 20, 2004 and a 5% common stock dividend paid to shareholders of record on March 9, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes SCBT Financial Corporation and its subsidiaries' results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 and also analyzes our financial condition as of December 31, 2007 as compared to December 31, 2006. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

        We continued to achieve strong results and maintain sound asset quality during 2007 despite a significantly more difficult bank operating environment. We grew consolidated net income to $21.6 million and continued to have solid asset growth throughout our bank subsidiaries. Diluted earnings per share increased 7.9% during 2007. Our balance sheet growth in 2007 reflected organic growth of our banks and the acquisition of TSB Financial Corporation ("TSB"). We experienced an 18.3% increase in total loans net of unearned income and a 13.0% increase in total deposits in 2007. We grew total assets by 19.2% during 2007. On December 1, 2007, TSB had total assets of $222.2 million (including purchase accounting related intangibles), which increased our total assets at such date by 9.6%. The acquisition of TSB added $154.4 million in loans, net of allowance for loan losses, $30.5 million in investment securities and $168.8 million in deposits, which increased our loans, investment securities and deposits at the closing date by 8.3%, 13.1% and 9.5%, respectively.

        Our net interest income continued to increase throughout 2007, with growth in loan balances which offset the decline in interest rates. We ended the year with $80.7 million in net interest income, a 9.7% increase from 2006. The decrease in our provision for loan losses to $4.4 million from $5.3 million in 2006 reflects strong asset quality throughout all of 2007. Our net charge offs of average loans were 0.13% compared to 0.16% during 2006. Nonperforming assets were 0.33% of total loans and other real estate owned compared to 0.30% for 2006. We experienced our strongest organic loan growth during the year in the fourth quarter of 2007. Our credit quality remained very sound throughout all of 2007. Other real estate owned, or OREO, decreased slightly to $490,000 at year end 2007 compared to $597,000 at the end of 2006. The amount of OREO remains at a low level.

        Our noninterest income increased during 2007, resulting from higher service charges, secondary market mortgage fees, bankcard fees, and investment services. We were very successful in opening 18,983 new checking accounts in 2007. Higher salaries and employee benefits contributed to higher noninterest expense during 2007, a by-product of our expanded footprint in South Carolina and North Carolina. During 2007, we purchased TSB and incurred merger related expenses which drove up our efficiency ratio to 66.05% at December 31, 2007 compared to 63.80% at December 31, 2006. We are focused on lowering our efficiency ratio.

        Our banks, South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont, and The Scottish Bank, continue to be well capitalized.

        At December 31, 2007, we had $2.6 billion in assets and 701 full-time equivalent employees. Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

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

        The allowance for loan losses reflects the estimated losses that will result from the inability of our subsidiary banks' borrowers to make required loan payments. In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses. See "Loan Loss Provision" in this MD&A and "Allowance for Loan Losses" in Note 1 to the audited consolidated financial statements for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

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

Recent Accounting Standards and Pronouncements

        For information relating to recent accounting standards and pronouncements, see Note 1 to our audited Consolidated Financial Statements entitled "Summary of Significant Accounting Policies."

Results of Operations

        We grew consolidated net income by $1.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Below are key highlights of our results of operations during 2007:

  •
  Consolidated net income increased 8.9% to $21.6 million in 2007 compared with $19.8 million in 2006 and $16.7 million in 2005, which reflects an increase of 18.9% in 2006 compared to 2005.

  •
  Basic earnings per share increased 7.1% to $2.33 in 2007 compared with $2.17 in 2006 and $1.95 in 2005.

  •
  Diluted earnings per share increased 7.9% to $2.32 in 2007 compared with $2.15 in 2006 and $1.93 in 2005.

  •
  Book value per common share was $21.17 at the end of 2007, an increase from $18.57 at the end of 2006 and $17.17 at the end of 2005.

  •
  Return on average assets decreased slightly to 0.95% in 2007, compared with 0.97% in 2006 and 1.00% in 2005. Our return on average assets was affected by a large increase in total assets and net interest margin compression for the year ended December 31, 2007 compared to December 31, 2006.

  •
  Return on average shareholders' equity decreased to 12.42% in 2007, compared with 12.72% in 2006 and 13.19% in 2005. The decrease reflected the impact of the acquisition of TSB, which increased average shareholders' equity to a greater degree than it increased net earnings in 2007.

        Per share data above have been retroactively adjusted to give effect to a 5% stock dividend paid to shareholders of record on March 9, 2007.

        Growth in interest-earning assets and an increase in average yield drove total interest income to increase by $21.4 million, or 16.7%, during 2007. For the year ended December 31, 2007, total interest income was $149.2 million compared to $127.8 million in 2006, which reflects an increase of 41.1% in 2006 from $90.6 million in 2005. The increase was volume driven related to strong loan growth, mainly in commercial real estate loans during 2006.

        Higher volume and rates on interest-bearing liabilities drove total interest expense higher by $14.2 million, or 26.2%, during 2007. For the year ended December 31, 2007, total interest expense was $68.5 million compared to $54.3 million in 2006 and $28.7 million in 2005. The increase resulted primarily from the rising interest rate environment and growth in certificate of deposit products and the increased use of federal funds purchased during most of 2007.

        In February 2004, SCBT's Board of Directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2007, 2006 and 2005. During 2007, 2006 and 2005, we redeemed 2,474, 13,149 and 8,467, respectively, of SCBT shares from officers at an average cost of $37.40, $37.23 and $30.28, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under SCBT's stock incentive plans.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2007 and 2006.

Table 1—Quarterly Results of Operations (unaudited)

	2007 Quarters				2006 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$39,205	$37,867	$36,728	$35,399	$34,509	$33,144	$31,314	$28,841
Interest expense	17,613	17,379	16,964	16,566	15,678	14,307	12,829	11,467

Net interest income	21,592	20,488	19,764	18,833	18,831	18,837	18,485	17,374

Provision for loan losses	1,641	1,161	800	782	1,552	1,048	1,522	1,146
Noninterest income	6,997	7,680	7,796	7,286	6,599	6,827	6,641	6,044
Noninterest expense	19,324	18,399	18,356	17,723	16,585	16,670	15,657	15,369

Income before income taxes	7,624	8,608	8,404	7,614	7,293	7,946	7,947	6,903
Income taxes	2,482	2,966	2,833	2,404	2,535	2,686	2,946	2,117

Net income	$5,142	$5,642	$5,571	$5,210	$4,758	$5,260	$5,001	$4,786

Net Interest Income

        Net interest income is the largest component of our net income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on interest-earning assets, rates paid on interest-bearing liabilities, the relative balances of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin.

        The Federal Reserve lowered short-term interest rates 100 basis points in the latter part of 2007 and maintained a 4.25% targeted Fed funds rate as of December 31, 2007. We, like many other financial institutions, relied more heavily on higher cost certificates of deposit balances for funding during the first half of 2007. However, during the latter part of 2007 we reduced deposit rates in step with the reduction in the short-term interest rates and relied on other sources of funds (e.g., fed funds purchased) to fund loan growth. The decrease in our net interest margin reflects these factors as interest rates on our average interest-bearing liabilities adjusted upward more quickly than yields on interest-earning assets during the first half of 2007. While in 2007 we experienced slower growth in total loans, the largest component of interest-earning assets, this growth continued to sustain higher net interest income for the year ended December 31, 2007.

        Net interest income highlighted for the year ended December 31, 2007:

  •
  Net interest income increased by $7.2 million, or 9.7%, to $80.7 million during 2007.

  •
  Higher 2007 net interest income was mostly volume related as total average interest-earning assets increased by $215.5 million, or 11.4%, during 2007.

  •
  An increase in loans was the largest contributor to volume increase. The increase in loans accounted for 82.4% of the growth in the average balance of total interest-earning assets for the year ended December 31, 2007.

  •
  Decrease of 13 basis points in net interest spread offset interest-earning asset growth during 2007.

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 5 basis points to 3.82% vs. 3.87% in 2006.

  •
  Net interest margin (taxable equivalent) decreased 6 basis points to 3.85% during 2007.

  •
  Interest-free funds favorably impacted net interest margin by 57 basis points.

        Net interest income highlighted for the year ended December 31, 2006:

  •
  Net interest income increased by $11.7 million, or 18.9%, to $73.5 million during 2006.

  •
  Higher 2006 net interest income was volume related as total average interest-earning assets increased by $347.9 million, or 22.4%, during 2006.

  •
  An increase in loans was the largest contributor to volume increase.

  •
  Decrease of 26 basis points in net interest spread significantly offset our strong interest-earning asset growth during 2006.

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 12 basis points to 3.87%.

  •
  Net interest margin (taxable equivalent) decreased 13 basis points to 3.91%.

  •
  Interest-free funds favorably impacted net interest margin by 50 basis points.

        Net interest income highlighted for the year ended December 31, 2005:

  •
  Net interest income increased by $10.9 million, or 21.5%, to $61.9 million during 2005.

  •
  Higher 2005 net interest income was volume related as total average interest-earning assets increased by $310.0 million, or 25.0%, during 2005.

  •
  Decrease of 19 basis points in net interest spread significantly offset the impact of strong interest-earning asset growth.

  •
  Non-TE net interest margin decreased 12 basis points to 3.99%.

  •
  Net interest margin (taxable equivalent) decreased 15 basis points to 4.04%.

  •
  Interest-free funds favorably impacted net interest margin by 36 basis points.

Table 2—Volume and Rate Variance Analysis

	2007 Compared to 2006 Changes Due to Increase (Decrease) In			2006 Compared to 2005 Changes Due to Increase (Decrease) In
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Loans(2)	$12,447	$6,330	$18,777	$20,489	$14,477	$34,966
Investments:
Taxable	1,066	699	1,765	1,439	950	2,389
Tax exempt(3)	114	23	137	(140)	88	(52)
Funds sold	635	73	708	(266)	375	109
Interest-earning deposits with banks	(4)	8	4	(259)	87	(172)

Total interest income	14,258	7,133	21,391	21,263	15,977	37,240

Interest expense on:
Deposits
Interest-bearing transaction accounts	(4)	304	300	76	769	845
Savings	860	1,723	2,583	406	2,829	3,235
Certificates of deposit	4,774	4,670	9,444	5,950	9,654	15,604
Funds purchased	2,422	682	3,104	632	2,413	3,045
Notes payable	(1,379)	189	(1,190)	2,413	429	2,842

Total interest expense	6,673	7,568	14,241	9,477	16,094	25,571

Net interest income	$7,585	$(435)	$7,150	$11,786	$(117)	$11,669

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Years Ended December 31,
	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets
Loans, net of unearned income	$1,844,944	$135,608	7.35%	$1,667,312	$116,831	7.01%	$1,333,554	$81,865	6.14%
Investment securities
Taxable	204,035	10,316	5.06%	181,426	8,551	4.71%	147,071	6,162	4.19%
Tax exempt	26,386	1,302	4.93%	24,031	1,165	4.85%	27,164	1,217	4.48%
Funds sold	34,631	1,766	5.10%	21,647	1,058	4.89%	30,056	949	3.16%
Interest-earning deposits with banks	3,829	207	5.41%	3,899	203	5.21%	12,568	375	2.98%

Total interest-earning assets	2,113,825	149,199	7.06%	1,898,315	127,808	6.73%	1,550,413	90,568	5.84%

Cash and other assets	181,988			174,438			137,299
Less, allowance for loan losses	(23,400)			(21,135)			(16,687)

Total assets	$2,272,413			$2,051,618			$1,671,025

Liabilities
Interest-bearing liabilities
Deposits
Interest-bearing transaction accounts	$277,789	$2,199	0.79%	$276,101	$1,899	0.69%	$257,538	$1,054	0.41%
Savings	395,437	11,811	2.99%	361,718	9,228	2.55%	338,759	5,993	1.77%
Certificates of deposit	806,613	39,147	4.85%	694,932	29,703	4.27%	488,689	14,099	2.89%
Funds purchased	208,516	9,180	4.40%	149,081	6,076	4.08%	123,352	3,031	2.46%
Notes payable	109,566	6,185	5.64%	134,775	7,375	5.47%	87,959	4,533	5.15%

Total interest-bearing liabilities	1,797,921	68,522	3.81%	1,616,607	54,281	3.36%	1,296,297	28,710	2.21%

Demand deposits	282,473			266,400			240,941
Other liabilities	18,340			12,896			7,527
Shareholders' equity	173,679			155,715			126,260

Total liabilities and shareholders' equity	$2,272,413			$2,051,618			$1,671,025

Net interest spread			3.25%			3.37%			3.63%
Impact on interest free funds			0.57%			0.50%			0.36%

Net interest margin (non-taxable equivalent)			3.82%			3.87%			3.99%

Net interest income		$80,677			$73,527			$61,858

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2007, 2006, and 2005, noninterest income comprised 26.9%, 26.2%, and 27.7%, respectively, of total net interest and noninterest income. The increase from 2006 resulted from an increase in our noninterest income, driven by higher service charges on deposit accounts, bankcard services income, and other income for the year ended December 31, 2007.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service charges on deposit accounts	$15,114	$13,377	$12,473
Secondary market mortgage fees	5,796	5,613	5,054
Bankcard services income	4,136	3,422	2,647
Trust and investment services income	2,566	2,148	1,695
Securities losses, net of gains	(460)	(330)	(202)
Other	2,607	1,881	1,986

Total noninterest income	$29,759	$26,111	$23,653

        Noninterest income growth of 14.0% for the year ended December 31, 2007 compared to 2006 resulted from the following:

  •
  Service charges on deposit accounts increased 13.0%, driven by strong deposit growth in 2007.

  •
  Secondary market mortgage fees increased 3.3%, driven by a slight increase in service release premiums for the year ended December 31, 2007. During 2007, production in secondary market mortgages began to slow down compared to the previous year. We expect TSB to begin selling some mortgages in the secondary market which is consistent with our other bank subsidiaries.

  •
  Bankcard services income increased 20.9%, driven largely by the number of new accounts opened in 2007 and a general increase in usage by SCBT customers related to the SCBT Rewards program.

  •
  Trust and investment services income increased 19.5%, driven primarily by an increase in trust assets under management to approximately $182.0 million, which lead to higher trust income during 2007. During the year ended December 31, 2007, investment services added an investment consultant in southern Beaufort County, SC; trust asset management expanded regional coverage and successfully added services in Murrells Inlet, SC.

  •
  We recognized $502,000 in realized losses during the fourth quarter of 2007, which realigned approximately $25.0 million in investment securities. We also sold an equity position during the year and recognized a $42,000 gain.

  •
  Other service charges, commissions, and fees grew 38.6% during 2007, driven largely by a $436,000 increase in cash surrender value of bank owned life Insurance.

        Noninterest income growth of 10.4% for the year ended December 31, 2006 compared to 2005 came as a result of the following:

  •
  Service charges on deposit accounts increased 7.2%, driven by strong deposit growth in 2006.

  •
  Secondary market mortgage fees increased 11.1%, driven by an increase in service release premiums for the year ended December 31, 2006. During 2006, production in secondary market mortgages remained consistent with 2005.

  •
  Bankcard services income increased 29.3%, driven largely by the number of new accounts opened in 2006 and the introduction of the SCBT Rewards for debit cards.

  •
  Trust and investment services income increased 26.7%, driven by increased productivity of our existing investment consultants and the addition of two investment consultants in the last two quarters of 2006.

  •
  Recognized loss on the sale of $10.4 million of available-for-sale securities for the year ended December 31, 2006.

  •
  Other service charges, commissions, and fees decreased 5.3% during 2006, driven by a $269,000 loss on sale of premise and equipment and a $108,000, or 49.6%, increase in cash surrender value of bank owned life insurance.

        Noninterest expense represents the largest expense category for our company. During 2007, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Salaries and employee benefits	$41,712	$36,555	$30,349
Furniture and equipment expense	5,758	4,989	4,601
Net occupancy expense	4,950	4,227	3,493
Information services expense	4,265	3,685	3,020
Advertising and marketing	3,143	3,186	2,499
Business development and staff related	2,097	1,717	1,519
Professional fees	2,072	2,112	1,944
Amortization of CDI	509	526	315
Merger expense	811	—	—
Other	8,485	7,284	8,386

Total noninterest expense	$73,802	$64,281	$56,126

        Noninterest expense increased 14.8% for the year ended December 31, 2007 compared to 2006 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 14.1%, driven by sales volume incentives paid to employees on certain banking products and an increase in the number of employees as a result of organic growth and the acquisition of TSB. We expect that salaries and employee benefits expense will be driven largely by sales volume incentives, organic growth in 2008 and additional expense attributed to TSB personnel. This expense was the largest component of noninterest expense comprising 56.5% of the category totals for 2007. At December 31, 2007, we employed 701 full-time equivalent employees compared to 634 at the end of 2006.

  •
  Furniture and equipment expense increased by 15.4% as a result of purchases for new facilities and furniture and equipment upgrades to The Scottish Bank in order to provide consistent customer service across the SCBT family of banks.

  •
  Net occupancy expense increased 17.1%, driven by newly opened financial centers during 2007 and the increased lease expense and operating costs associated with new facilities. In 2007, we increased our total number of financial centers to 50 by acquiring four full-service branches in Charlotte, North Carolina in the purchase of TSB and opening a full-service branch in Myrtle Beach, South Carolina. Two limited-service branches in Lexington and Charleston were moved to full-service branch locations during 2007.

  •
  Although lower, advertising and public relations expense remained relatively consistent from the prior year.

  •
  Information services expense increased 15.7%, driven by adding new financial centers.

  •
  Other noninterest expense increased 16.5% during 2007 due primarily to three factors: (1) FDIC assessment, (2) increased cost related to loan collections and other real estate owned, (3) an increase in property taxes with additional de novo locations, and (4) a write-off of interest receivable on mortgages held for sale in the first quarter of 2007.

        Noninterest expense increased 14.5% for the year ended December 31, 2006 compared to 2005 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 20.5%, driven by sales volume incentives paid to employees on certain banking products and an increase in the number of employees as a result of organic growth. This expense was the largest component of noninterest expense comprising 56.9% of the category totals for 2006. At December 31, 2006, we employed 634 full-time equivalent employees compared to 590 at the end of 2005.

  •
  Furniture and equipment expense increased by 8.4% as a result of purchases for new facilities.

  •
  Net occupancy expense increased 21.0%, driven by newly opened financial centers during 2006 and the increased lease expense and operating costs associated with new facilities. In 2006, we increased our total number of financial centers to 45 by opening locations in Charleston, Fort Mill, Lexington, and Irmo, South Carolina.

  •
  Advertising and public relations expense increased 27.5% from the prior year. While the increase was lower than the increase in 2005, the increase reflected the expanded "How Can We Make Your Day?" advertising initiative in 2006 to build SCBT brand recognition in South Carolina. The increase also reflected advertising to generate customer deposits.

  •
  Information services expense increased 22.0%, driven by adding new financial centers.

  •
  Other noninterest expense decreased 13.2% resulting from our focus on cost reductions during 2006. The decreases were in lower property tax accruals, smaller community donations and much lower cost related to loan collections and OREO expense.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the portfolio remained relatively consistent from 2006. We lengthened the average life of the portfolio in anticipation of the Federal Reserve's easing cycle that started in late 2007. At December 31, 2007, investment securities were $258.5 million, or 10.8% of earning assets, compared with $210.4 million, or 10.5% of earning assets, at December 31, 2006. See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for our accounting policy on investment securities.

        As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the book value of investment securities for the five years as of December 31, 2007:

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Held-to-maturity (amortized cost):
State and municipal	$21,457	$18,112	$18,194	$24,604	$29,487

Total held-to-maturity	21,457	18,112	18,194	24,604	29,487

Available-for-sale (fair value):
Government-sponsored enterprises	71,952	67,448	37,749	25,185	25,453
State and municipal	10,233	—	—	—	—
Mortgage-backed	118,205	93,238	99,595	94,664	78,560
Corporate bonds	14,246	14,358	11,361	10,300	6,500
Corporate stocks	8,944	7,069	4,923	4,909	6,734

Total available-for-sale	223,580	182,113	153,628	135,058	117,247

Total other investments	13,472	10,166	10,922	5,784	5,275

Total investment securities	$258,509	$210,391	$182,744	$165,446	$152,009

        During 2007, total investment securities increased $48.1 million, or 22.9%, from December 31, 2006. The increase was primarily the result of the acquisition of TSB which at year end increased the following categories of securities: government-sponsored enterprises by $20.5 million; mortgage-backed securities by $11.0 million; and other investments by $1.3 million. The increase in held-to-maturity ("HTM") securities was the result of purchases of state and municipal tax-exempt securities during 2007. These are generally longer-maturity bonds that we classify as HTM. We increased our purchase of these securities to take advantage of their wider-than-normal spreads to U.S. Treasury notes. At December 31, 2007, the fair value of the total investment securities portfolio (including HTM) was $242,000, or 0.09%, lower than its book value. Comparable valuations at December 31, 2006 reflected a total investment portfolio fair value that was $1.7 million, or 0.8%, lower than book value.

Held-to-maturity

        HTM securities consist solely of tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities increased $3.3 million from the balance at December 31, 2006.

  •
  The balance of HTM securities represented 0.8% of total assets at December 31, 2007 and 2006.

  •
  Interest earned amounted to $719,000, an increase of $78,000, or 12.1%, from $641,000 in the comparable year of 2006. The average balance of the HTM portfolio increased by $2.4 million during 2007. The overall yield on the HTM portfolio decreased by 16 basis points from 2006 and by 59 basis points from 2005 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The average life of the held to maturity portfolio was 6.3 years and 4.3 years at December 31, 2007 and 2006, respectively.

Available-for-sale

        Securities available for sale consist mainly of Government-sponsored enterprises and mortgage-backed securities. At December 31, 2007, investment securities with an amortized cost of $222.6 million and fair value of $223.6 million were classified as available for sale. The positive adjustment of $989,000 between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights:

  •
  Total securities available for sale increased $41.5 million, or 22.8%, from the balance at December 31, 2006, primarily as a result of securities purchased in the TSB acquisition. Without TSB, securities available for sale increased $11.0 million, or 6.0%, from the balance at December 31, 2006.

  •
  The balance of securities available for sale represented 8.6% of total assets at December 31, 2007 and 8.4% at December 31, 2006.

  •
  Interest income earned amounted to $10.8 million, an increase of $1.8 million, or 20.1%, from $9.0 million in the comparable year of 2006. Higher interest earned reflected a 17 basis point increase in the yield on available for sale securities and an increase in the average balance for the year ended December 31, 2007 of $30.2 million.

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

Other Investments

        Other investment securities included principally Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta ("FHLB") stock, each with no readily determinable market value. In the TSB acquisition, we acquired Banker's Bank stock maintained by The Scottish Bank as a North Carolina state-chartered bank. On December 3, 2007, we converted the Scottish Bank to a national association. The amortized cost and fair value of all these securities are equal at year end. The following are highlights:

  •
  Total other investment securities increased $3.3 million, or 32.5%, from the balance at December 31, 2006. Approximately $1.0 million of the increase was FHLB stock and Banker's Bank stock from TSB. Our banks are required to maintain a certain level of FHLB stock based on total assets, advances, and letters of credit.

  •
  The balance of other investment securities represented 0.5% of total assets at December 31, 2007 and 2006.

        During 2007, we realized a net pretax loss on the disposition of investment securities of $460,000. Most of this was attributable to our decision in the fourth quarter of 2007, to strategically reposition a portion of our investment portfolio for the current interest rate environment. This transaction resulted in a pre-tax loss of $502,000. We realized a pretax loss of $330,000 in 2006 and $202,000 in 2005.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Par Value	Fair Value
Held-to-maturity
State and municipal	$3,479	6.36%	$7,040	6.76%	$5,647	6.00%	$5,291	6.02%	$21,457	6.31%	$21,470	$21,215

Total held-to-maturity	3,479	6.36%	7,040	6.76%	5,647	6.00%	5,291	6.02%	21,457	6.31%	21,470	21,215

Available-for-sale
Government-sponsored enterprises	19,013	4.60%	29,422	5.15%	23,517	5.52%	—	0.00%	71,952	5.12%	71,606	71,953
State and municipal	266	3.20%	1,246	4.08%	2,604	4.14%	6,117	4.23%	10,233	4.16%	10,135	10,233
Mortgage-backed	6,443	4.49%	75,380	5.05%	31,575	5.36%	4,807	5.33%	118,205	5.11%	118,380	118,205
Corporate bonds	3,000	7.29%	998	7.24%	—	0.00%	10,248	6.23%	14,246	6.52%	14,298	14,246
Corporate stocks	3,984	5.70%	1,796	6.42%	773	6.55%	2,391	4.24%	8,944	5.53%	9,105	8,943

Total available-for-sale	32,706	4.92%	108,842	5.06%	58,469	5.20%	23,563	4.22%	223,580	4.99%	223,524	223,580

Total other investments (1)	—	0.00%	—	0.00%	—	0.00%	13,472	5.31%	13,472	5.31%	13,472	13,472

Total investment securities	$36,185	5.06%	$115,882	5.17%	$64,116	5.27%	$42,326	4.79%	$258,509	5.12%	$258,466	$258,267

Percent of total	14%		45%		25%		16%
Cumulative percent of total	14%		59%		84%		100%

(1)
Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. The increase in total loans, net of unearned income, was driven by $156.2 million in loans acquired in the TSB merger. For the year ended December 31, 2007, our core loans (i.e., those excluding the TSB acquisition) represented a $166.0 million increase, or 9.4%. A 17.6% increase in loans secured by commercial real estate including owner occupied real estate drove overall core loan growth for the year ended December 31, 2007. At December 31, 2007, total loans had grown to $2.1 billion, an increase of $322.4 million, or 18.3%, compared to $1.8 billion at the end of 2006. Average loans outstanding during 2007 were $1.8 billion, an increase of $176.3 million, or 10.7%, over the 2006 average of $1.7 billion.

        The following table presents a summary of the loan portfolio by category:

Table 8—Distribution of Net Loans by Type

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate:
Commercial	$1,075,423	$835,892	$641,275	$430,244	$362,897
Consumer	459,022	434,957	421,860	334,578	244,425
Commercial	245,069	190,635	178,039	138,228	108,665
Firstline	164,104	144,910	145,404	128,429	101,101
Consumer	117,650	130,596	127,817	104,553	98,180
Other loans	22,024	23,870	21,605	17,375	24,270

Total loans	$2,083,292	$1,760,860	$1,536,000	$1,153,407	$939,538

Percent of Total
Real estate:
Commercial	51.6%	47.5%	41.7%	37.3%	38.6%
Consumer	22.0%	24.7%	27.5%	29.0%	26.0%
Commercial	11.8%	10.8%	11.6%	12.0%	11.6%
Firstline	7.9%	8.2%	9.5%	11.1%	10.8%
Consumer	5.6%	7.4%	8.3%	9.1%	10.4%
Other loans	1.1%	1.4%	1.4%	1.5%	2.6%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Note:	In the table above, the loan category commercial and consumer real estate includes owner occupied real estate. Firstline loans are home equity lines of credit.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2007 compared to December 31, 2006:

  •
  Loans secured by real estate mortgages were $1.7 billion, and comprised 81.5% of the total loan portfolio. This was an increase of $282.8 million, or 20.0%, over year-end 2006. Core loans in this category, not including the TSB merger, grew by $152.5 million, or 10.8%

  •
  Loans secured by commercial real estate grew by $239.5 million, or 28.7%. Core loans in this category grew by $146.8 million, or 17.6%.

  •
  Loans secured by consumer real estate grew by $43.3 million, or 7.5%. Core loans in this category grew by $5.7 million, or 1.0%.

  •
  Commercial non real estate loans grew $54.4 million, or 28.6%, from the comparable year of 2006. The balance represented 11.8% of total loans. Core loans in this category grew $30.0 million, or 15.7%.

        Loan interest income, including fees, was $135.6 million in 2007, an increase of $18.8 million, or 16.1% percent, over 2006 income of $116.8 million. The increase was the result of an increase in the total average outstanding loan balance in 2007 compared with 2006, as well as an average loan portfolio yield in 2007 of 7.35% which was 34 basis points higher than the 7.01% loan yield in 2006. Interest and fee income for 2006 was 42.7% above the 2005 income of $81.9 million. The average loan yield in 2006 was 87 basis points higher than the 2005 yield of 6.14%.

        The table below shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2007.

Table 9—Maturity Distribution of Loans

December 31, 2007 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial	$1,075,423	$366,646	$583,410	$125,367
Consumer	459,022	125,766	171,424	161,832
Commercial	245,069	109,254	116,461	19,354
Firstline	164,104	24,684	19,153	120,267
Consumer	117,650	15,983	90,812	10,855
Other loans	22,024	16,940	4,005	1,079

Total loans	$2,083,292	$659,273	$985,265	$438,754

Nonaccrual Loans

        The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Non-real estate secured loans and commercial loans are typically moved to non-accrual status at 90 days past due. Loans well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are generally charged off at 120 days past due. Generally, commercial and real estate loans that are fully or partially secured are written down to the collateral value and placed on nonaccrual status becoming 90 days past due. Consumer loans can be place on nonaccrual status, but normally they are not moved into nonaccrual status before charge off occurs. Closed end consumer loans are charged off or written down to the collateral value on or before becoming 120 days past due. Open end consumer loans secured by real estate are charged off or written down to the collateral value on or before becoming 180 days past due.

        The level of risk elements in the loan portfolio for the past five years is shown below:

Table 10—Nonaccrual and Past Due Loans

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans past due 90 days or more	$985	$1,039	$1,512	$840	$2,082
Loans on a nonaccruing basis	5,353	3,567	2,760	2,429	4,669

	$6,338	$4,606	$4,272	$3,269	$6,751

Total nonperforming assets as a percentage of total loans and OREO*	0.33%	0.30%	0.28%	0.25%	0.30%

*
Loan data excludes mortgage loans held for sale.

Loan Loss Provision

        On December 13, 2006, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

        The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current and future economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

        The Office of the Comptroller of the Currency recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In our ongoing consideration of such factors, we consider our allowance for loan losses to be adequate. The following table presents changes in the allowance for loan losses for the five years at December 31, 2007:

Table 11—Summary of Loan Loss Experience

(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses at January 1	$22,668	$20,025	$14,470	$11,700	$11,065
Total charge-offs	(3,325)	(3,438)	(1,850)	(2,008)	(2,410)
Total recoveries	1,008	813	383	446	700

Net charge-offs*	(2,317)	(2,625)	(1,467)	(1,562)	(1,710)

Provision for loan losses	4,384	5,268	4,907	4,332	2,345
Allowance from acquisition	1,835	—	2,115	—	—

Allowance for loan losses at December 31	$26,570	$22,668	$20,025	$14,470	$11,700

Average loans, net of unearned income**	$1,823,196	$1,646,906	$1,313,796	$1,043,471	$899,421
Ratio of net charge-offs to average loans, net of unearned income*	0.13%	0.16%	0.16%	0.21%	0.25%
Allowance for loan losses as a percentage of total loans	1.28%	1.29%	1.30%	1.25%	1.25%

*
Net charge-offs at December 31, 2007 and 2006 include automated overdraft protection ("AOP") principal net charge-offs of $760,000 and $729,000, respectively. At December 31, 2005, 2004, and 2003, AOP principal net charge-offs were estimated at $692,000, $581,000, and $556,000, respectively. For comparability, the ratio of net charge-offs to average loans, net of unearned income, for 2005, 2004, and 2003 is adjusted to include the estimated AOP principal net charge-offs.

**
Average loans, net of unearned income does not include loans held for sale.

        The lower provision in 2007 reflects lower net charge-offs than in 2006 as well as slower loan growth during the year. The following provides highlights for the years ended December 31, 2007 and 2006:

•
Total charge-offs decreased $113,000, or 3.3% for the year ended December 31, 2007 compared to a $720,000, or 26.5%, increase for the comparable year in 2006 after adjusting 2005 charge-offs for principal AOP charge-offs so that the percentage increase of 26.5% is comparable to the change between 2007 and 2006 of 3.3%.

•
Management expects net charge-offs to increase during 2008 given the current economic environment and pressures within the real estate market. Over the past three years, the dollar amount of charge-offs has increased, while the loan portfolio has increased substantially as well, therefore, the ratio of charge-offs to average loans has remained steady or decreased.

        Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure, as well as amounts reclassified as in-substance foreclosures. At December 31, 2007 and December 31, 2006, other real estate owned was $490,000 and $597,000, respectively.

Liquidity

        Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

        Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in table 7, fourteen percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists largely of Government-sponsored enterprises securities, municipal obligations, and agency preferred stock. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

        Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

  •
  Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our banks,

  •
  Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our banks' asset/liability management and net interest margin requirements, and

  •
  Continually working to identify and introduce new products that will attract customers or enhance our banks' appeal as a primary provider of financial services.

        For the year ended December 31, 2007, we shortened the maturities of our funding liabilities, particularly late in the year, as we anticipated the possibility of declining interest rates. Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments, asset quality, well-capitalized position, and profitable operating results. Cyclical and other economic trends and conditions can disrupt our banks' desired liquidity position at any time. We expect that these conditions will generally be of a short-term nature. Under such circumstances, the banks' federal funds sold positions serve as the primary source of immediate liquidity. If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. In addition, we could seek alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. We believe that our liquidity position is adequate.

        Our contingency funding plan provides several potential stages based on liquidity levels. Our Board of Directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. Our subsidiary banks maintain various wholesale sources of funding. If our deposit retention plan were to be unsuccessful, our banks would utilize these sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our banks. This could increase our banks' cost of funds, impacting net interest margins and net interest spreads.

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

Asset-Liability Management and Market Risk Sensitivity

        Our earnings and the economic value of our shareholders' equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and monitoring the difference, or gap, between rate sensitive assets and liabilities, as discussed below. The earnings simulation model and gap analysis take into account our contractual agreements with regard to investments, loans, deposits, and borrowings. Although our simulation model is subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income while identifying and managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a good indicator of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

        Our primary policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline for the maximum negative impact on net interest income from a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2007, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 0.5 percent increase in net interest income while a 200 basis point increase in rates over the same period would result in an approximate

0.6 percent decline in net interest income—both as compared with a base case unchanged interest rate environment. These results indicate that our rate sensitivity is basically neutral to very slightly liability sensitive to the indicated change in interest rates over a one-year horizon. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors. The shape of the fixed-income yield curve can also influence interest rate risk sensitivity, with, for instance, a "flat" to "slightly inverted" yield curve having a dampening effect on our slight liability sensitivity. Also, other factors may influence actual results, such as the nature and pace of the Federal Reserve's monetary policy activities (e.g., aggressive rate cuts could narrow margins for a period of time).

        As mentioned above, another (though less useful) indicator of interest rate risk exposure is the interest rate sensitivity gap and cumulative gap. Interest rate sensitivity gap analysis is based on the concept of comparing financial assets that reprice with financial liabilities that reprice within a stated time period. The time period in which a financial instrument is considered to be rate sensitive is determined by that instrument's first opportunity to reprice to a different interest rate. For variable rate products the period in which repricing occurs is contractually determined. For fixed rate products the repricing opportunity is deemed to occur at the instrument's maturity or call date, if applicable. For non-interest-bearing funding products, the "maturity" is based solely on an anticipated decay, or runoff, rate. When more assets than liabilities reprice within a given time period, a positive interest rate gap (or "asset sensitive" position) exists. Asset sensitive institutions may benefit in generally rising rate environments as assets reprice more quickly than liabilities. Conversely, when more liabilities than assets reprice within a given time period, a negative interest rate gap (or "liability sensitive" position) exists. Liability sensitive institutions may benefit in generally falling rate environments as funding sources reprice more quickly than earning assets. However, another shortfall of static gap analysis based solely on the timing of repricing opportunities is its lack of attention to the degree of magnitude of rate repricings of the various financial instruments.

        As shown in the gap analysis below at December 31, 2007, we had a greater dollar value of financial liabilities that were subject to repricing within a 12-month time horizon than financial assets that were subject to repricing. The next three twelve-month periods display a greater amount of financial assets subject to repricing. In the fifth year, more financial liabilities reprice, followed generally thereafter by more financial assets subject to repricing as compared to financial liabilities. We have a cumulatively small negative interest rate gap for the 5-year aggregate period through 2011. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not accounted for by a static gap analysis such as that presented in the table below.

        We do not currently use interest rate swaps or other derivatives to modify the interest rate risk of our financial instruments.

        The following table provides information as of December 31, 2007 about our financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates as most applicable. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of the table below, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by us to evaluate such deposits. For further information on the fair value of financial instruments, see Note 24 to the consolidated financial statements.

Table 12—Financial Instruments that are Sensitive to Changes in Interest Rates

(Dollars in thousands)	2008	2009	2010	2011	2012	There-after	Total	Fair Value 12/31/2007
Financial Assets:
Loans, net of unearned income:
Fixed Rate:
Book Value	$463,987	$264,801	$219,098	$160,426	$70,132	$54,205	$1,232,649	$1,229,968
Average interest rate	6.95%	6.96%	7.05%	7.43%	0.00%	7.56%	6.67%
Variable Rate:
Book Value	742,067	37,958	40,165	9,537	9,282	2,171	841,179	839,006
Average interest rate	7.38%	6.25%	6.38%	6.62%	0.00%	6.84%	7.19%
Securites held to maturity:
Fixed Rate:
Book Value	5,960	1,404	1,448	1,525	2,640	8,480	21,457	21,215
Average interest rate	6.84%	4.28%	4.88%	4.09%	4.09%	3.99%	4.88%
Variable Rate:
Book Value	—	—	—	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Securites available for sale:
Fixed Rate:
Book Value	77,276	46,807	18,828	14,938	11,746	39,538	209,132	209,132
Average interest rate	5.28%	5.16%	5.06%	4.95%	0.00%	0.74%	4.05%
Variable Rate:
Book Value	14,448	—	—	—	—	—	14,448	14,448
Average interest rate	6.52%	0.00%	0.00%	0.00%	0.00%	0.00%	6.52%
Other investments:
Fixed Rate:
Book Value	—	—	—	—	—	4,877	4,877	4,877
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.09%	4.09%
Variable Rate:
Book Value	8,595	—	—	—	—	—	8,595	8,595
Average interest rate	6.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.00%
Federal funds sold	32,021	250	—	—	467	—	32,738	32,738
Average interest rate	4.12%	0.00%	0.00%	0.00%	0.00%	0.00%	4.03%

Total Financial Assets	$1,344,354	$351,220	$279,539	$186,426	$94,267	$109,271	$2,365,075	$2,359,984

Financial Liabilities:
Non-interest bearing deposits	$63,395	$63,099	$63,099	$63,099	$63,099	$—	$315,791	$283,844
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Interest-bearing savings and checking	245,955	235,345	95,061	75,029	74,278	—	725,668	695,333
Average interest rate	2.37%	2.44%	2.29%	0.74%	0.00%	0.00%	1.97%
Time deposits	847,164	32,048	4,555	1,217	907	539	886,430	890,292
Average interest rate	4.78%	4.60%	4.42%	4.16%	0.00%	3.61%	4.76%	—
Federal funds purchased and securities sold under agreements to repurchase	296,186	—	—	—	—	—	296,186	296,186
Average Interest Rate	4.06%	0.00%	0.00%	0.00%	0.00%	0.00%	4.06%
Notes payable	50,255	13,802	843	33,387	930	44,643	143,860	143,529
Average interest rate	4.11%	4.66%	4.97%	4.95%	0.00%	5.84%	4.87%	—

Total Financial Liabilities	$1,502,955	$344,294	$163,558	$172,732	$139,214	$45,182	$2,367,935	$2,309,184

Interest rate sensitivity gap	$(158,601)	$6,926	$115,981	$13,693	$(44,948)	$64,089	$(2,860)
Cumulative interest rate sensitivity gap	$(158,601)	$(151,675)	$(35,694)	$(22,001)	$(66,949)	$2,860
Cumulative interest rate sensitivity gap as percent of total financial assets	-6.71%	-6.41%	-1.51%	-0.93%	-2.83%	-0.12%

Deposits

        We rely on deposits by our customers as a primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-

bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide SCBT with "interest-free" sources of funds. Interest- bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts. The following table presents total deposits for the five years at December 31, 2007:

Table 13—Total Deposits

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Demand deposits	$315,791	$256,717	$250,899	$226,423	$170,313

Savings deposits	137,129	76,734	76,609	73,702	67,480
Interest-bearing deposits	588,289	579,398	545,811	457,801	339,336

Total savings and interest-bearing	725,418	656,132	622,420	531,503	406,816

Certificates of deposit	886,330	793,540	599,673	415,513	370,028
Other time deposits	350	326	297	270	242

Total time deposits	886,680	793,866	599,970	415,783	370,270

Total deposits	$1,927,889	$1,706,715	$1,473,289	$1,173,709	$947,399

        The acquisition of TSB primarily drove growth in total deposits at December 31, 2007 compared to 2006. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits increased $221.2 million, or 13.0%, for the year ended December 31, 2007, driven largely by a $168.8 million increase in deposits acquired in the TSB transaction. Excluding the acquisition, total core deposits grew $52.4 million, or 3.1%. Toward the end of 2007, we decided to reduce deposit rates in step with the reduction in short-term market rates administered by the Federal Reserve. For the year ended December 31, 2006, total deposits increased $233.4 million, or 15.8%.

  •
  Noninterest-bearing deposits grew by $59.1 million for the year ended December 31, 2007. The growth reflected $23.8 million attributed to the acquisition and core growth of $35.3 million, or 13.8%.

  •
  Total savings and interest bearing account balances increased $69.3 million for the year ended December 31, 2007, primarily driven by a $49.6 million, or 7.6%, increase in these deposits acquired in the TSB transaction. Excluding TSB, savings deposits increased $55.7 million, or 72.6%, money market (Market Rate Checking) deposits decreased $58.2 million, or 18.7%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $22.2 million, or 8.2%.

  •
  Interest-bearing deposits increased by $8.9 million, or 1.5%, for the year ended December 31, 2007. Excluding TSB, interest-bearing deposits decreased by $36.1 million, or 6.2%.

  •
  At December 31, 2007, the ratio of savings, interest-bearing, and time deposits to total deposits was 84.0%, down slightly from 85.0% at the end of 2006.

  •
  Contributing to these increases was a corporate-wide free checking deposit campaign to increase new account activity that resulted in 15,512 new personal accounts and 3,471 new business checking accounts.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $1.8 billion in 2007, an increase of 10.2% from 2006. This increase was attributed to one month of deposits acquired in the TSB transaction, growth in core demand deposits and growth in core interest-bearing deposits during 2007. Total deposits averaged $1.6 billion in 2006, an increase of 20.6% from 2005.

  •
  Average interest-bearing transaction account deposits grew by $1.7 million, or 0.6%, in 2007 compared to 2006.

  •
  Average noninterest-bearing demand deposits increased by $16.1 million, or 6.0%, in 2007 compared to 2006.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 14—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
			% Change
(Dollars in thousands)	2007	2006
Within three months	$120,165	$134,609	–10.7%
After three through six months	181,492	100,363	80.8%
After six through twelve months	111,873	126,547	–11.6%
After twelve months	13,649	9,998	36.5%

	$427,179	$371,517	15.0%

Short-Term Borrowed Funds

        Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements. Note 9, "Federal Funds Purchased and Securities Sold Under Agreements to Repurchase," in our audited financial statements provides a profile of these funds for the last three years at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date.

Capital and Dividends

        Traditionally, our strong shareholders' equity base has provided support for our banking operations and growth opportunities, while ensuring sufficient resources to absorb the risks inherent in our business. As of December 31, 2007, we had $215.1 million in total shareholders' equity, or 8.3% of total assets. This compares to $161.9 million in total shareholders' equity, or 7.4% of total assets, at the end of 2006.

        The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's new rules, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40,000,000 of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. We did not issue trust preferred securities during the years ended December 31, 2007 and 2006. (See Note 1 on page F-10 of the Notes to Consolidated Financial Statements for a more detailed explanation of our trust preferred securities.)

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

Table 15—Capital Adequacy Ratios

	December 31,
(In percent)	2007	2006	2005
Tier 1 risk-based capital	9.64	10.11	10.25
Total risk-based capital	10.89	11.36	11.45
Tier 1 leverage	8.42	8.11	8.58

        Compared to December 31, 2006 our Tier 1 risk-based capital ratio and total risk-based capital ratio have declined because of the continuing growth in assets and the acquisition of TSB. Our capital ratios are currently in excess of the minimum standards and furthermore continue to be in the "well capitalized" regulatory classifications.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our subsidiary banks. Dividends paid by our bank subsidiaries are subject to certain regulatory restrictions. We must gain approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of our banks' net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2007, approximately $35.9 million of the Banks' retained earnings was available for distribution to SCBT as dividends without prior regulatory approval. The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 16—Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Shareholder dividend payments	$6,227	$5,911	$5,527
Dividend payout ratios	29.17%	30.88%	34.29%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2007 and 2006, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

        Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, 100% of the investments consist of U.S. Government-sponsored enterprise securities, tax-free securities, or other securities having a rating of "A" or better by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established.

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had five such credit concentrations at December 31, 2007, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to borrowers constructing new single family housing, and loans to physicians for office buildings.

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

        At December 31, 2007, the banks had issued commitments to extend credit and standby letters of credit and financial guarantees of $488.7 million through various types of lending arrangements, of which $358.9 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $11.4 million at December 31, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

        While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects our banks' customers and may result in an indirect effect on our Banks' business.

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2007. Long-term debt obligations totaling $143.9 million include advance agreements (borrowings) with the Federal Home Loan Bank (FHLB) of Atlanta and junior subordinated debt. These advances are collateralized by stock in the FHLB of Atlanta, HELOCs, and qualifying first mortgage residential loans and commercial real estate loans under a blanket-floating lien. Operating lease obligations of $21.8 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 20 to the audited consolidated financial statements.

Table 17—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt obligations*	$143,860	$47,061	$17,973	$32,584	$46,242
Operating lease obligations	21,797	3,753	6,470	5,572	6,002

Total	$165,657	$50,814	$24,443	$38,156	$52,244

*
Represents principal maturities.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        See "Asset-Liability Management and Market Risk Sensitivity" on page 39 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data

        See Table 1 on page 25 for our unaudited quarterly results of operations and the pages beginning with F-1 for the Company's audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2007 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of SCBT's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that SCBT's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding our control objectives.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of SCBT's internal control over financial reporting as of December 31, 2007 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report titled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with the our 2008 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with our 2008 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table contains certain information as of December 31, 2007, relating to securities authorized for issuance under our equity compensation plans:

C
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
A
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B
Plan Category		Weighted-average exercise price of outstanding options, warrants, and rights
Equity compensation plans approved by security holders	336,384	$26.27	730,050
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 730,050 number of securities available for future issuance in the table above are a total of 287,881 shares remaining from the authorized total of 363,825 under SCBT's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on January 1, 2005 and March 23, 2007.

        Other information required by this item is incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of SCBT to be filed in connection with our 2008 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  1. The financial statements and independent auditors' report referenced in "Item 8—Financial Statements and Supplementary Data" are listed below:

    SCBT Financial Corporation and Subsidiaries
    Independent Auditors' Report
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Changes in Shareholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

    2.
    Financial Schedules Filed: None

    3.
    Exhibits

        In most cases, documents incorporated by reference to exhibits that have been filed with SCBT's reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC's web site at http://www.sec.gov. You may also read and copy any such document at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company's SEC file number (001-12669).

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between SCBT Financial Corporation and TSB Financial Corporation, dated August 29, 2007 (incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K on August 30, 2007)
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-Q for the quarter ended March 31, 2004)
3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant's Current Report on Form 8-K on September 21, 2007)
4.1	Specimen SCBT Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on March 15, 2007)
4.2	Articles of Incorporation (included as Exhibit 3.1)
4.3	Bylaws (included as Exhibit 3.2)
10.1	First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)
10.2*	First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)
10.3*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, Registration No. 333-33092)
10.4*	First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 333-90014)
10.5*	SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)
10.6*	Executive Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on March 15, 2005)
10.7*	Compensation of Directors (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on March 15, 2005)

10.8	Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.9	Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, which is (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.10	Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, which is (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.11	Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, which is (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.12	Employment Agreement between SCBT Financial Corporation and Thomas Bouchette, which is (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.13	Noncompete Agreement between SCBT Financial Corporation and Thomas Bouchette, which is (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.14	Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, which is (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.15	Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators Named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, which is (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.16	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.17	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.18	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.19	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Affiliates Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K filed on March 16, 2006)

10.20*	Amended and Restated Employment Agreement between the Registrant and Robert R. Hill, Jr., effective as of May 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 7, 2006)
10.21*	Amended and Restated Employment Agreement between the Registrant and Thomas S. Camp, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on November 7, 2006)
10.22*	Amended and Restated Employment Agreement between the Registrant and John C. Pollok, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on November 7, 2006)
10.23*	Amended and Restated Employment Agreement between the Registrant and Richard C. Mathis, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on November 7, 2006)
10.24*	Amended and Restated Employment Agreement between the Registrant and Joe E. Burns, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on November 7, 2006)
10.25*	Employment Agreement between the Registrant and John F. Windley, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on November 7, 2006)
10.26*	Employment Agreement between the Registrant and Dane H. Murray, effective as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on November 7, 2006)
10.27*	Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Robert R. Hill, Jr., effective as of July 1, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed on November 7, 2006)
10.28*	Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Thomas S. Camp, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K filed on November 7, 2006)
10.29*	Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and John C. Pollok, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed on November 7, 2006)
10.30*	Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Richard C. Mathis, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed on November 7, 2006)
10.31*	Amended and Restated Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Joseph E. Burns, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K filed on November 7, 2006)
10.32*	Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and John F. Windley, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K filed on November 7, 2006)
10.33*	Supplemental Executive Retirement Agreement between South Carolina Bank and Trust, National Association and Dane H. Murray, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K filed on November 7, 2006)
10.34*	2006 Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K filed on November 7, 2006)

10.35*	Amended and Restated South Carolina Bank and Trust Deferred Income Plan executed on November 16, 2006 to be effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 22, 2006)
10.36	Amended and Restated South Carolina Bank and Trust Non-Employee Directors Deferred Income Plan executed on November 16, 2006 to be effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on November 22, 2006)
10.37	Form of Agreement for Restricted Stock Issued Pursuant to the Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K filed on March 15, 2007)
14	SCBT Code of Ethics, which is (incorporated by reference to Exhibit 14 to the Registrant's Current Report on Form 10-K filed on March 12, 2004.)
21	Subsidiaries of the Registrant
23	Consent of J. W. Hunt and Company, LLP
24	Power of Attorney (filed with the signature page hereof)
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
99.1	Supplemental Materials Distributed to Shareholders

*
Denotes a management compensatory plan or arrangement.

(b)
See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 17th day of March, 2008.

SCBT FINANCIAL CORPORATION (Registrant)
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

Signature	Title	Date
/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	President and Chief Executive Officer	March 17, 2008
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer	March 17, 2008
/s/ RICHARD C. MATHIS Richard C. Mathis	Executive Vice President and Chief Risk Officer	March 17, 2008
/s/ KAREN L. DEY Karen L. Dey	Senior Vice President and Controller	March 17, 2008
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	March 17, 2008
/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	March 17, 2008
/s/ COLDEN R. BATTEY, JR. Colden R. Battey, Jr.	Director	March 17, 2008

/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	March 17, 2008
/s/ LM. OSWALD FOGLE M. Oswald Fogle	Director	March 17, 2008
/s/ DALTON B. FLOYD, JR. Dalton B. Floyd, Jr.	Director	March 17, 2008
/s/ DWIGHT W. FRIERSON Dwight W. Frierson	Director	March 17, 2008
/s/ HARRY M. MIMS, JR. Harry M. Mims, Jr.	Director	March 17, 2008
/s/ RALPH W. NORMAN Ralph W. Norman	Director	March 17, 2008
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	March 17, 2008
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	March 17, 2008
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	March 17, 2008
/s/ SUSIE H. VANHUSS Susie H. VanHuss	Director	March 17, 2008
/s/ A. DEWALL WATERS A. Dewall Waters	Director	March 17, 2008
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	March 17, 2008
/s/ CATHY COX YEADON Cathy Cox Yeadon	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23	Consent of J.W. Hunt and Company, LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
99.1	Supplemental Materials Distributed to Shareholders

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

        Management of SCBT Financial Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by J. W. Hunt and Company, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

SCBT Financial Corporation
Columbia, South Carolina
March 17, 2008

www.SCBTonline.com
(803) 771-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

JOHN C. CREECH, JR., CPA ANNE H. ROSS, CPA WILLIAM F. QUATTLEBAUM, CPA, CVA WILLIAM T. POUNCEY, CPA DAVID J. FRYER, CPA

J. W. HUNT AND COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION AND
CENTER FOR PUBLIC COMPANY AUDIT FIRMS
CPA ASSOCIATES INTERNATIONAL, INC.,
	A WORLDWIDE NETWORK OF ACCOUNTING FIRMS	MIDDLEBURG OFFICE PARK 1607 ST. JULIAN PLACE POST OFFICE BOX 265 COLUMBIA, SC 29202-0265 803-254-8196 803-299-8196 FAX 803-256-1524 jwhunt.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited SCBT Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCBT Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ J.W. Hunt and Company, LLP

Columbia, South Carolina
March 17, 2008

SCBT Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$62,595	$45,460
Interest-bearing deposits with banks	3,437	2,946
Federal funds sold and securities purchased under agreements to resell	29,301	30,000

Total cash and cash equivalents	95,333	78,406

Investment securities:
Securities held to maturity (fair value of $21,215 in 2007 and $18,271 in 2006)	21,457	18,112
Securities available for sale, at fair value	223,580	182,113
Other investments	13,472	10,166

Total investment securities	258,509	210,391

Loans held for sale	17,351	23,236

Loans:	2,083,292	1,760,860
Less unearned income	(245)	(30)
Less allowance for loan losses	(26,570)	(22,668)

Loans, net	2,056,477	1,738,162

Premises and equipment, net	55,454	48,904
Goodwill	61,709	32,313
Other assets	52,350	47,001

Total assets	$2,597,183	$2,178,413

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$315,791	$256,717
Interest-bearing	1,612,098	1,449,998

Total deposits	1,927,889	1,706,715
Federal funds purchased and securities sold under agreements to repurchase	296,186	203,105
Other borrowings	143,860	90,416
Other liabilities	14,183	16,289

Total liabilities	2,382,118	2,016,525

Shareholders' equity:
Common stock—$2.50 par value; authorized 40,000,000 shares 10,160,432 and 8,719,146 shares issued and outstanding	25,401	21,798
Surplus	140,652	92,099
Retained earnings	50,499	51,508
Accumulated other comprehensive loss	(1,487)	(3,517)

Total shareholders' equity	215,065	161,888

Total liabilities and shareholders' equity	$2,597,183	$2,178,413

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Interest income:
Loans, including fees	$135,608	$116,831	$81,865
Investment securities:
Taxable	10,316	8,551	6,162
Tax-exempt	1,302	1,165	1,217
Federal funds sold and securities purchased under agreements to resell	1,766	1,058	949
Money market funds	—	—	1
Deposits with banks	207	203	374

Total interest income	149,199	127,808	90,568

Interest expense:
Deposits	53,157	40,830	21,146
Federal funds purchased and securities sold under agreements to repurchase	9,180	6,076	3,031
Other borrowings	6,185	7,375	4,533

Total interest expense	68,522	54,281	28,710

Net interest income:
Net interest income	80,677	73,527	61,858
Provision for loan losses	4,384	5,268	4,907

Net interest income after provision for loan losses	76,293	68,259	56,951

Noninterest income:
Service charges on deposit accounts	15,114	13,377	12,473
Secondary market mortgage fees	5,796	5,613	5,054
Bankcard services income	4,136	3,422	2,647
Trust and investment services income	2,566	2,148	1,695
Securities losses, net of gains	(460)	(330)	(202)
Other	2,607	1,881	1,986

Total noninterest income	29,759	26,111	23,653

Noninterest expense:
Salaries and employee benefits	41,712	36,555	30,349
Furniture and equipment expense	5,758	4,989	4,601
Net occupancy expense	4,950	4,227	3,493
Advertising and marketing	3,143	3,186	2,499
Professional fees	2,072	2,112	1,944
Amortization of CDI	509	526	315
Merger expense	811	—	—
Other	14,847	12,686	12,925

Total noninterest expense	73,802	64,281	56,126

Earnings:
Income before provision for income taxes	32,250	30,089	24,478
Provision for income taxes	10,685	10,284	7,823

Net income	$21,565	$19,805	$16,655

Earnings per share:
Basic	$2.33	$2.17	$1.95

Diluted	$2.32	$2.15	$1.93

Dividends per share	$0.68	$0.68	$0.68

Weighted average common shares outstanding:
Basic	9,275	9,126	8,539
Diluted	9,305	9,218	8,622

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Common Stock
			Stock Dividend Distributable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Surplus			Total
Balance, December 31, 2004	7,657,094	$19,143	$955	$72,079	$26,486	$135	$118,798
Comprehensive income:
Net income	—	—	—	—	16,655	—	16,655
Other comprehensive income, net of tax effects
Net unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	—	—	(1,439)	(1,439)

Total comprehensive income							15,216
Cash dividends declared at $.68 per share	—	—	—	—	(5,527)	—	(5,527)
Stock options exercised	21,191	53	—	342	—	—	395
Employee stock purchases	12,166	30	—	287	—	—	317
Restricted stock awards	17,067	43	—	516	—	—	559
Common stock repurchased	(8,342)	(21)	—	(231)	—	—	(252)
Common stock issued	564,379	1,411	—	17,486	—	—	18,897
Common stock dividend issued	381,328	953	(955)	2	—	—	—

Balance, December 31, 2005	8,644,883	21,612	—	90,481	37,614	(1,304)	148,403
Comprehensive income:
Net income	—	—	—	—	19,805	—	19,805
Other comprehensive income, net of tax effects
Net unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	—	—	402	402

Total comprehensive income							20,207
Cash dividends declared at $.68 per share	—	—	—	—	(5,911)	—	(5,911)
Stock options exercised	45,523	114	—	727	—	—	841
Employee stock purchases	14,054	35	—	388	—	—	423
Restricted stock awards	26,441	66	—	(66)	—	—	—
Common stock repurchased	(11,755)	(29)	—	(414)	—	—	(443)
Share-based compensation expense	—	—	—	983	—	—	983
Adjustment to initially apply FASB
Statement No. 158, net of tax	—	—	—	—	—	(2,615)	(2,615)

Balance, December 31, 2006	8,719,146	21,798	—	92,099	51,508	(3,517)	161,888
Comprehensive income:
Net income	—	—	—	—	21,565	—	21,565
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	—	347	347
Net unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	—	—	1,683	1,683

Total comprehensive income							23,595
Cash dividends declared at $.68 per share	—	—	—	—	(6,227)	—	(6,227)
Stock options exercised	12,830	32	—	226	—	—	258
Employee stock purchases	20,904	52	—	561	—	—	613
Restricted stock awards	34,890	87	—	(87)	—	—	—
Common stock repurchased	(2,474)	(6)	—	(86)	—	—	(92)
Share based compensation expense	—	—	—	1,002	—	—	1,002
Common stock issued for TSB acquisition	939,372	2,349	—	31,679	—	—	34,028
Common stock dividend	435,764	1,089	—	15,258	(16,347)	—	—

Balance, December 31, 2007	10,160,432	$25,401	$—	$140,652	$50,499	$(1,487)	$215,065

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$21,565	$19,805	$16,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,324	3,267	3,057
Provision for loan losses	4,384	5,268	4,907
Deferred income taxes	705	(714)	(1,591)
Loss on sale of securities available for sale	460	330	202
Share-based compensation expense	1,002	983	—
Gain on sale of assets	(38)	—	(7)
Net amortization (accretion) of investment securities	(225)	(96)	309
Net change in:
Loans held for sale	5,885	(10,275)	876
Accrued interest receivable	(167)	(2,648)	(2,317)
Prepaid assets	500	244	(614)
Cash surrender value of life insurance	—	(10,000)	—
Miscellaneous other assets	(240)	(87)	1,620
Accrued interest payable	(2,007)	4,674	1,622
Accrued income taxes	(712)	4	517
Miscellaneous other liabilities	(1,114)	120	445

Net cash provided by operating activities	34,322	10,875	25,681

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	25,353	10,371	6,998
Proceeds from maturities and calls of investment securities held to maturity	3,645	6,437	6,367
Proceeds from maturities of investment securities available for sale	60,491	23,935	25,262
Proceeds from sales of other investment securities	4,502	4,639	788
Purchases of investment securities available for sale	(94,359)	(62,264)	(34,698)
Purchases of investment securities held to maturity	(7,005)	(6,384)	—
Purchases of other investment securities	(6,715)	(3,884)	(4,991)
Net increase in customer loans	(169,378)	(228,368)	(229,171)
Recoveries of loans previously charged off	1,008	813	383
Acquisition, net of cash acquired	(2,462)	—	(20,650)
Purchase of trust preferred securities	—	—	(840)
Purchases of premises and equipment	(8,463)	(8,700)	(5,300)
Proceeds from sale of premises and equipment	128	399	141

Net cash used in investing activities	(193,255)	(263,006)	(255,711)

Cash flows from financing activities:
Net increase in deposits	52,370	233,426	133,975
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	89,038	52,442	62,956
Proceeds from FHLB advances	210,000	40,000	100,329
Repayment of FHLB advances	(170,100)	(93,375)	(16,602)
Common stock issuance	613	423	876
Common stock repurchased	(92)	(443)	(252)
Dividends paid	(6,227)	(5,911)	(5,527)
Stock options exercised	258	841	395
Payments on noncompete agreements	—	—	(123)

Net cash provided by financing activities	175,860	227,403	276,027

Net increase (decrease) in cash and cash equivalents	16,927	(24,728)	45,997
Cash and cash equivalents at beginning of period	78,406	103,134	57,137

Cash and cash equivalents at end of period	$95,333	$78,406	$103,134

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$70,224	$49,607	$26,351

Income taxes	$11,708	$11,141	$8,887

Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$194,289	$—	$97,497
Goodwill and other intangible assets acquired	30,378	—	17,424
Liabilities assumed	(188,177)	—	(88,346)
Common stock issued	(34,028)	—	(18,897)
Real estate acquired in full or in partial settlement of loans	1,538	703	1,073

	$4,000	$703	$8,751

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, South Carolina Bank and Trust, N.A., South Carolina Bank and Trust of the Piedmont, N.A., and The Scottish Bank, N.A. The banks provide general banking services within the State of South Carolina and Mecklenburg County of North Carolina. The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America. SCBT Capital Trust I and SCBT Capital Trust II are unconsolidated subsidiaries of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. SCBT Capital Trust III is an unconsolidated subsidiary of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. TSB Statutory Trust I is an unconsolidated subsidiary of the Company acquired in the TSB merger and established for the purpose of issuing an aggregate of $3.0 million of trust preferred securities. On November 30, 2007, the Company acquired TSB Financial Corporation, the parent company of The Scottish Bank, N.A.

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

Segments

        The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies in South Carolina and North Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to be more than one reportable operating segment.

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

Concentrations of Credit Risk

        The Company's subsidiaries grant agribusiness, commercial, and residential loans to customers throughout South Carolina and North Carolina. Although the subsidiaries have diversified loan portfolios, a substantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina and the surrounding regions.

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $54.7 million at December 31, 2007. Based on this criteria, the Company had five such credit concentrations at the end of 2007, including $185.1 million of loans to borrowers engaged in other activities related to real estate, $83.6 million of loans to lessors of nonresidential buildings, $73.8 million of loans to religious organizations, $72.0 million of loans to borrowers constructing new single family housing, and $62.0 million loans to physicians for office buildings.

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities for the purpose of collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2007 and 2006 consisted of U.S. Government-Sponsored Enterprises and mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. At December 31, 2007, these agreements were considered to be short-term investments with maturities of three months or less.

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

        Other investments include stock acquired for regulatory purposes and trust preferred securities. Stock acquired for regulatory purposes includes Federal Home Loan Bank of Atlanta ("FHLB") stock and Federal Reserve Bank stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Trust preferred securities represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, and TSB Statutory Trust I. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans are recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are placed on nonaccrual status depending upon the type of loan, the past due status, and the collection activities in progress. Well-secured loans, in the process of collection, are allowed to remain on an accrual basis until they become 120 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Closed end consumer loans and open end consumer loans are charged off or written down to the fair value of collateral on or before becoming 120 and 180 days past due, respectively. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal.

        A loan is considered impaired when, in management's judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other Real Estate Owned ("OREO")

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

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities and (2) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (see Note 13).

Employee Benefit Plans

        A summary of the Company's various employee benefit plans follows:

        Pension Plan—The Company and its subsidiaries have a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. The Company's funding policy is based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service's funding standards.

        Employee Savings Plan—The Company and its subsidiaries have an employee savings plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21 and completing one year of eligible service. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. In 2005 and prior years, the Company matched 50% of these contributions up to a 6% employee contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute an additional 1% to 6% (or higher, in certain cases) of annual base compensation as a before tax contribution with no employer matching contribution. In 2006, the Company continued its previous matching policy for employees hired before 2006 and who were age 45 and higher with five or more years of service. The Company has changed some of the provisions in its defined benefit plan and as a result of reduced benefits for certain employees, will match 100% of contributions up to 6% of salary of current employees under age 45 or with less than five years of service. Additionally, any employee hired in 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company's 100% matching of their 401(k) plan contribution, up to 6% of salary.

        Retiree Medical Plan—Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2007, and the liability for future benefits has been recorded in the consolidated financial statements.

        Employee Stock Purchase Plan—The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven-year period commencing July 1, 2002, is available to all employees who have attained age 21 and completed six months of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 85% of the common stock's fair value on either the first or last day of the quarter.

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

Share-Based Compensation Plans

        Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings Per Share

        Basic earnings per share represents income available to shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

        In December 2007, the Accounting Standards Board ("FASB") issued Statement No. 141(R), Business Combinations. The statement will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, Statement 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

        The Company will be required to prospectively apply Statement 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of Statement 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The Company is currently evaluating the effects the Statement will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

        In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-

based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity-classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity's pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 becomes effective in fiscal years beginning after December 15, 2007. The effect of adoption is not expected to have a material effect on the Company's financial condition, results of operations, or liquidity.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to elect to measure certain financial instruments at fair value with changes in fair value recognized in the income statement each period. The fair value option may be elected for an individual item without electing it for other identical items. Upfront costs and fees related to such items must also be recognized in current earnings as incurred. Early adoption was permitted subject to certain conditions. The statement will be effective as of the start of the first fiscal year beginning after November 15, 2007 and may not be applied retrospectively to prior fiscal years. The Company does not expect the statement to have a material effect on its financial statements when the statement becomes effective beginning on January 1, 2008.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 had no significant impact on the Company's financial statements. It is the Company's policy to recognize interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of January 1, 2007, there were no interest and penalties. The Company and its subsidiaries file a consolidated United States federal income tax return, as well as income tax returns for its subsidiaries in the states of South Carolina and North Carolina. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

Note 2—Mergers and Acquisitions

        On November 30, 2007, the Company acquired in a merger 100% of the outstanding stock of TSB Financial Corporation ("TSB"), including its wholly-owned subsidiary, The Scottish Bank, headquartered in Charlotte, NC. The Scottish Bank was immediately converted to The Scottish Bank, National Association with the approval of the Office of the Comptroller of the Currency. This acquisition represents the Company's first initiative to expand outside the state of South Carolina. The Scottish Bank has four banking offices in the Charlotte MSA and one loan production office in Cornelius, NC (Lake Norman).

        Under the terms of the agreement, TSB shareholders received aggregate consideration of 939,372 shares of SCBT common stock and approximately $10.0 million in cash, including the cash-out value of TSB's stock options. The stock portion of the consideration was based upon a fixed exchange ratio of .993 shares of the Company's common stock for each of the outstanding shares of TSB common stock, which as of November 30, 2007 totaled 1,162,018 shares. Based upon the Company's five-day average closing stock price of $36.224, which was the average closing price of the Company's stock for two days before and two days after the definitive agreement of August 30, 2007, the transaction was valued at approximately $44.0 million in the aggregate.

        The transaction resulted in goodwill of $29.4 million and core deposit intangible of $982,000. None of the goodwill is deductible for tax purposes and will be subject to impairment testing at least annually. The core deposit intangible is being amortized equally over a period of ten years.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of TSB:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$(2,462)
Investment securities	30,501
Loans, net	154,357
Premises and equipment, net	2,026
Core deposit intangible	982
Goodwill	29,396
Other assets	7,405

Total assets acquired	222,205

Liabilities assumed
Deposits	168,799
Other borrowings	17,553
Other liabilities	1,825

Total liabilities assumed	188,177

Net assets acquired	$34,028

        The following table presents selected pro forma information of the Company as if the TSB acquisition had occurred on January 1, 2006.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006
Net interest income	$86,723	$79,995
Net income	22,935	21,203
Basic earnings per share	$2.26	$2.11
Diluted earnings per share	$2.26	$2.09

        A reconciliation of the accrued merger costs at December 31, 2007, related to the acquisition of TSB is presented below:

	Beginning Balance	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance
Severance and related costs	$—	$632	$378	$(519)	$491
Professional fees	—	1,104	18	(442)	680
Contract terminations costs	—	—	314	(209)	105
Other merger-related expenses	—	50	101	(26)	125

Totals	$—	$1,786	$811	$(1,196)	$1,401

        The accrued merger costs reflected above are expected to be paid out during 2008. Severance and related costs include change in control payments. Professional fees primarily include investment banker fees, accountant fees, legal fees and transfer agent fees. Contract termination costs are the result of the early termination of service contracts with various service providers related to the acquisition of TSB.

        Assets and liabilities of acquired entities are recorded at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in income from those dates. The fair value of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. The TSB purchase price allocation is substantially complete; however, its valuations may be subject to revisions as additional information becomes available. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.

Note 3—Restriction on Cash and Due from Banks

        The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2007 and 2006 was approximately $2.5 million.

        At December 31, 2007, the Company and its subsidiaries had due from bank balances in excess of federally insured limits of approximately $6.9 million. The risk associated with this excess is limited due to the soundness of the financial institutions with which the funds are deposited.

Note 4—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
State and municipal	$21,457	$114	$(356)	$21,215

December 31, 2006:
State and municipal	$18,112	$165	$(6)	$18,271

        The fair values of obligations of states and political subdivisions are established with the assistance of an independent pricing service. The values are based on data, which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
Government-sponsored enterprises*	$71,508	$496	$(52)	$71,952
State and municipal	10,242	80	(89)	10,233
Mortgage-backed	117,482	955	(232)	118,205
Corporate bonds	14,258	7	(19)	14,246
Corporate stocks	9,101	63	(220)	8,944

	$222,591	$1,601	$(612)	$223,580

December 31, 2006:
Government-sponsored enterprises*	$67,791	$52	$(395)	$67,448
Mortgage-backed	94,894	197	(1,853)	93,238
Corporate bonds	14,260	107	(9)	14,358
Corporate stocks	6,991	120	(42)	7,069

	$183,936	$476	$(2,299)	$182,113

*
Government-sponsored enterprises are comprised of securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, Federal Home Loan Bank ("FHLB"), and Federal Farm Credit Banks ("FFCB").

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
Federal Reserve Bank stock	$3,259	$—	$—	$3,259
Federal Home Loan Bank stock	8,595	—	—	8,595
Banker's Bank stock	286	—	—	286
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$13,472	$—	$—	$13,472

December 31, 2006:
Federal Reserve Bank stock	$2,911	$—	$—	$2,911
Federal Home Loan Bank stock	6,016	—	—	6,016
Investment in unconsolidated subsidiaries	1,239	—	—	1,239

	$10,166	$—	$—	$10,166

        The amortized cost and fair value of debt securities at December 31, 2007 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,479	$3,486	$32,732	$32,706
Due after one year through five years	7,040	7,090	108,328	108,842
Due after five years through ten years	5,647	5,476	58,054	58,469
Due after ten years	5,291	5,163	23,477	23,563

	$21,457	$21,215	$222,591	$223,580

        There were no sales or transfers of held-to-maturity securities during 2007, 2006 or 2005. The following table summarizes information with respect to sale of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Sale proceeds	$25,353	$10,371	$6,998

Gross realized gains	$42	$—	$—
Gross realized losses	(502)	(330)	(202)

Net realized loss	$(460)	$(330)	$(202)

        The Company had 98 securities with gross unrealized losses at December 31, 2007. Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2007:
Securities Held to Maturity
State and municipal	$353	$10,383	$3	$437

	$353	$10,383	$3	$437

Securities Available for Sale
Government-sponsored enterprises	$49	$15,480	$3	$4,997
State and municipal	89	5,314
Mortgage-backed	32	7,545	200	21,178
Corporate bonds	239	8,742	—

	$409	$37,081	$203	$26,175

December 31, 2006:
Securities Held to Maturity
State and municipal	$—	$—	$6	$559

	$—	$—	$6	$559

Securities Available for Sale
Government-sponsored enterprises	$54	$22,868	$341	$26,625
Mortgage-backed	114	10,442	1,739	62,701
Corporate bonds	9	3,951	—
Corporate stocks	42	3,958	—	—

	$219	$41,219	$2,080	$89,326

        At December 31, 2007 and 2006, debt securities with unrealized losses have depreciated only 1.3% and 1.7%, respectively, from their amortized cost basis. The unrealized losses in 2007 relate principally to mortgage-backed securities and corporate bonds whose spreads have widened to U.S. Treasury securities in the midst of the current economic and liquidity environments. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

        At December 31, 2007 and 2006, investment securities with a carrying value of $88.9 million and $76.9 million, respectively, were pledged to secure public deposits and for other purposes required and permitted by law. At December 31, 2007 and 2006, the carrying amount of the securities pledged to secure repurchase agreements was $97.3 million and $96.0 million, respectively.

Note 5—Loans and Allowance for Loan Losses

        The following is a summary of loans by category at December 31:

(Dollars in thousands)	2007	2006
Real estate:
Commercial	$1,075,423	$835,892
Consumer	459,022	434,957
Commercial	245,069	190,635
Firstline	164,104	144,910
Consumer	117,650	130,596
Other loans	22,024	23,870

Total loans	2,083,292	1,760,860
Less, unearned income	(245)	(30)
Less, allowance for loan losses	(26,570)	(22,668)

Loans, net	$2,056,477	$1,738,162

        At December 31, 2007, net loans included a $1.7 million unamortized discount on loans acquired from TSB.

        Changes in the allowance for loan losses for the three years ended December 31 were as follows:

(Dollars in thousands)	2007	2006	2005
Balance at beginning of period	$22,668	$20,025	$14,470
Loans charged-off	(3,325)	(3,438)	(1,850)
Recoveries of loans previously charged-off	1,008	813	383

Balance before provision for loan losses	20,351	17,400	13,003
Provision for loan losses	4,384	5,268	4,907
Allowance acquired in business combinations	1,835	—	2,115

Balance at end of period	$26,570	$22,668	$20,025

        The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(Dollars in thousands)	2007	2006
Impaired loans without a valuation allowance	$4,875	$3,499
Impaired loans with a valuation allowance	582	303

	$5,457	$3,802

Valuation allowance related to impaired loans	$127	$83
Average of impaired loans during the year	$4,629	$3,791
Total nonaccrual loans	$5,353	$3,567
Total loans past due ninety days or more and still accruing	$985	$1,039

        Included in the balance sheet under the caption "Other assets" are certain real properties that were acquired as a result of completed foreclosure proceedings and other assets repossessed (such as automobiles, boats, ATVs, etc.). Also included in the caption are amounts reclassified as in-substance foreclosures. Other real estate owned totaled $490,000 and $597,000 at December 31, 2007 and 2006, respectively.

Note 6—Premises and Equipment

        Premises and equipment consisted of the following at December 31:

		Years Ended December 31,
(Dollars in thousands)	Useful Life	2007	2006
Land		$13,334	$12,163
Buildings and leasehold improvements	15-40 years	41,982	36,803
Equipment and furnishings	3-10 years	22,202	19,042
Construction in process		2,567	1,545

Total		80,085	69,553
Less, accumulated depreciation		(24,631)	(20,649)

		$55,454	$48,904

        Depreciation expense charged to operations was $3.4 million, $3.0 million, and $2.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        Computer software with an original cost of $2.7 million is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $361,000, $299,000, and $261,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 7—Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill, based on analysis through December 31, 2007. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

(Dollars in thousands)
Balance, January 1, 2006	$32,220
Sun Bancshares acquisition	93

Balance, December 31, 2006	32,313
TSB acquisition	29,396

Balance, December 31, 2007	$61,709

        The Company's other intangible assets, consisting primarily of core deposit premium costs, are included in "Other assets". During 2007, the Company added $982,000 in core deposit premium related to the TSB acquisition. The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31:

(Dollars in thousands)	2007	2006
Gross carrying amount	$8,803	$7,821
Accumulated amortization	(4,926)	(4,455)

	$3,877	$3,366

        Amortization expense totaled $472,000, $482,000, and $305,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2008	$544
2009	526
2010	508
2011	490
2012	461

$2,529

Note 8—Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $427.2 million and $371.5 million, respectively.

        At December 31, 2007, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2008	$847,423
2009	31,689
2010	4,555
2011	1,169
2012	955
Thereafter	539

$886,330

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

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

	December 31,
	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$296,186	3.73%	$203,105	4.46%	$150,163	3.47%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$208,516	4.40%	$149,081	4.08%	$123,352	2.46%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$296,186		$203,105		$163,593

Note 10—Other Borrowings

        The Company's other borrowings were as follows as of December 31:

(Dollars in thousands)	2007	2006
FHLB advances with various maturity dates (ranging from less than one to fifteen years), various contractual terms, and various repayment schedules with fixed rates of interest (net of discount of $6 and $84 in 2007 and 2006, respectively).	$95,667	$47,677
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate (6.78% at December 31, 2007) plus a spread adjusted quarterly; guaranteed by the Company on a subordinated basis, matures in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% for five years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; guaranteed by the Company on a subordinated basis, matures in 30 years, and can be called by the issuer without penalty on or after June 30, 2010.	8,248	8,248
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% for ten years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; matures in 30 years, and can be called by the issuer without penalty on or after September 15, 2012.	20,619	20,619
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays dividends quarterly; rate is subject to quarterly resets and was equal to 6.71% at December 31, 2007; matures on March 14, 2037, and can be called in five years (December 2011); net of discount of $120.	2,973	—
Other	3,981	1,500

	$143,860	$90,416

FHLB Advances

        The Company has entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

        Advances outstanding of $26.5 million and $3.0 million at December 31, 2007 will convert to a floating interest rate indexed to LIBOR when the index equals or exceeds 7.50% and 7.00%, respectively. There was a $25.0 million variable rate advance outstanding at December 31, 2007, and there were no advances at variable rates as of December 31, 2006. Net eligible loans of the Company pledged to the FHLB for advances and letters of credit at December 31, 2007, were approximately $314.9 million. With the haircut reduction, total borrowing capacity at FHLB was approximately $196.5 million. After accounting for outstanding advances totaling $95.6 million and letters of credit totaling $36.7 million, the Company had unused net credit available in the amount of approximately $64.2 million at December 31, 2007.

        The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2007 and 2006 was $97.7 million and $101.0 million, respectively. The average amount outstanding for the years ended December 31, 2007 and 2006 was approximately $66.2 million and $92.7 million, respectively. The weighted-average interest rate during the years ended December 31, 2007 and 2006 was 4.61% and 5.10%, respectively. The weighted-average interest rate at December 31, 2007 and 2006 was 4.55% and 5.05%, respectively.

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

        As of December 31, 2007, the sole asset of the Trusts is an aggregate of $44.2 of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	FHLB Borrowings	Junior Subordinated Debt	Other
Years Ended December 31,
2008	$43,080	$—	$3,981
2009	17,973	—	—
2010	—	—	—
2011	32,584	—	—
2012	—	—	—
Therafter	2,030	44,212	—

	$95,667	$44,212	$3,981

Note 11—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Current:
Federal	$10,368	$10,078	$8,634
State	1,022	920	780

Total current tax expense	11,390	10,998	9,414

Deferred:
Federal	(705)	(714)	(1,539)
State	—	—	(52)

Total deferred tax benefit	(705)	(714)	(1,591)

Provision for income taxes	$10,685	$10,284	$7,823

        Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in net deferred income tax expense (benefit) as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Provision for loan losses	$(877)	$(951)	$(569)
Net operating loss carryforwards	300	568	(1,189)
Pension cost and post-retirement benefits	46	79	131
Intangible assets	94	(139)	429
Depreciation	(4)	(146)	(143)
Share-based compensation	(120)	(180)	—
Deferred compensation	(110)	(4)	(137)
Other	(34)	59	(113)

	$(705)	$(714)	$(1,591)

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Income taxes at federal statutory rate	$11,288	$10,531	$8,567
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	673	608	500
Tax-exempt interest	(439)	(432)	(489)
Income tax credits	(324)	(324)	(354)
Utilization of net operating loss carryforwards	—	—	(266)
Dividends received deduction	(204)	(183)	(116)
Other, net	(309)	84	(19)

	$10,685	$10,284	$7,823

        The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2007	2006
Allowance for loan losses	$9,238	$7,935
Net operating loss carryforwards	933	1,037
Fair value measurements	725	—
Deferred compensation	501	391
Share-based compensation	300	180
Pension and post-retirement benefits	366	795
Unrealized losses on investment securities available for sale (AFS)	—	615
Other	116	5

Total deferred tax assets	12,179	10,958

Depreciation	1,420	1,414
Unrealized gains on investment securities AFS	390	—
Intangible assets	335	139
Other	280	164

Total deferred tax liabilities	2,425	1,717

Net deferred tax asset before valuation allowance	9,754	9,241

Less, valuation allowance	(613)	(418)

Net deferred tax asset	$9,141	$8,823

        At December 31, 2007, the Company had operating loss carryforwards for federal and state income tax purposes of approximately $916,000 and $12.3 million, respectively, available to offset future taxable income. The carryforwards expire in varying amounts through 2022. The valuation allowance is based on management's estimate of the ultimate realization of the deferred tax asset.

Note 12—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Data and computer services	2,211	1,805	1,384
Business development and staff related	2,097	1,717	1,519
Telephone and postage	1,483	1,738	1,559
Other loan expense	1,391	1,014	1,363
Regulatory fees	1,303	1,021	884
Office supplies	1,291	1,464	1,443
Bankcard services	1,004	1,026	738
Retail products	769	594	449
Property and sales tax	765	483	891
Donations	252	375	582
Insurance	272	327	277
Other	2,009	1,122	1,836

	$14,847	$12,686	$12,925

Note 13—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Numerator:
Net income—numerator for basic and diluted earnings per share	$21,565	$19,805	$16,655

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	9,275	9,126	8,539
Effect of dilutive securities:
Employee stock options	30	92	83

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	9,305	9,218	8,622

Basic earnings per share	$2.33	$2.17	$1.95

Diluted earnings per share	$2.32	$2.15	$1.93

        The earnings per share data above has been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of March 9, 2007.

        The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Number of shares	38,104	—	36,848
Range of exercise prices	$37.70 to $39.74	—	$30.39 to $31.97

Note 14—Other Comprehensive Loss

        The components of other comprehensive loss and related tax effects related to unrealized holding gains (losses) on securities available for sale are as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Unrealized holding gains (losses) on securities available for sale arising during the year	$2,254	$319	$(2,603)
Less, reclassification adjustment for losses realized in net income	460	330	202

Net change in unrealized holding gains (losses)	2,714	649	(2,401)
Tax effect	(1,031)	(247)	962

Net-of-tax amount	$1,683	$402	$(1,439)

        For the year ended December 31, 2007 and 2006, the Company recognized the following amounts in other comprehensive loss related to the adjustment of continuing to apply and initially applying FASB Statement No. 158:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Retirement plan:
Net gain (loss)	$535	$(5,280)
Prior service credit	—	1,243
Amortization of prior service cost	(173)	—
Amortization of loss	417	—

	779	(4,037)

Post-retirement benefits:
Net (loss) gain	(86)	10
Transition obligation	31	(190)

	(55)	(180)

Net change in unrecognized amounts	724	(4,217)
Tax effect	(377)	1,602

Net-of-tax amount	$347	$(2,615)

Note 15—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency ("OCC") is required to pay dividends in excess of the subsidiaries' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2007 and 2006, approximately $35.9 million and $37.3 million of the banks' retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the banks to the Company would be prohibited if the effect thereof would cause the banks' capital to be reduced below applicable minimum capital requirements.

        Under Federal Reserve regulation, the banks are also limited as to the amount they may lend to the Company. The maximum amount available for transfer from the banks to the Company in the form of loans or advances was approximately $51.0 million and $39.7 million at December 31, 2007 and 2006, respectively.

Note 16—Retirement Plans

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$16,264	$15,658
Service cost	666	624
Interest cost	923	822
Plan amendment	—	(1,154)
Actuarial loss (gain)	(101)	659
Benefits paid	(354)	(345)

Benefit obligation at end of year	17,398	16,264

Change in plan assets:
Fair value of plan assets at beginning of year	14,853	13,062
Actual return on plan assets	1,636	1,356
Employer contribution	780	780
Benefits paid	(354)	(345)

Fair value of plan assets at end of year	16,915	14,853

Funded status	$(483)	$(1,411)

        Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	2007	2006
Net loss	$4,328	$5,280
Prior service credit	(1,070)	(1,243)

Total amounts recognized	$3,258	$4,037

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service cost	$(666)	$(624)	$(948)
Interest cost	(923)	(822)	(834)
Expected return on plan assets	1,202	1,106	957
Amortization of prior service cost	173	173	38
Recognized net actuarial loss	(417)	(372)	(359)

Net periodic benefit cost	(631)	(539)	(1,146)

Net loss (gain)	535	(5,280)	—
Prior service credit	—	1,243	—
Amortization of prior service cost	(173)	—	—
Amortization of net loss	417	—	—

Total amount recognized in other comprehensive income	779	(4,037)	—

Total recognized in net periodic benefit cost and other comprehensive income	$148	$(4,576)	$(1,146)

        The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $284,000 and $173,000, respectively.

        The following is information as of, October 31, the measurement date:

(Dollars in thousands)	2007	2006
Projected benefit obligation	$17,398	$16,264
Accumulated benefit obligation	15,219	14,516
Fair value of plan assets	16,785	14,853

        The Company used a 6.00% discount rate and a 5.00% rate of compensation increase in its weighted-average assumptions used to determine benefit obligation at the October 31 measurement date. The weighted-average assumptions used to determine net periodic pension cost for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

        The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company's plan assets. Using this reference information, the Company developed forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The asset allocation of the Company's pension plan is targeted at 55% in U.S. equities, 10% in international equities, 30% in fixed income, and 5% in cash equivalents.

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

        The policy, as established by the Retirement Committee, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 8%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors.

        Below is a summary of the Plan's year-end asset allocation:

	2007		2006
(Dollars in thousands)	Fair Value	Percentage	Fair Value	Percentage
Cash or cash equivalents	$297	1.75%	$3,455	23.26%
Short-term fixed income	—	—	2,136	14.38%
Broad market fixed income	4,927	29.13%	2,145	14.44%
Domestic equity	9,716	57.44%	6,255	42.11%
Foreign equity	1,975	11.68%	862	5.81%

	$16,915	100.00%	$14,853	100.00%

        As of December 31, 2007 and 2006, the Plan's domestic equity securities did not include any of the Company's common stock. The Plan sold $793,000 or 19,554 shares of the Company's common stock during the year ended December 31, 2006. The plan made no purchases of the Company's stock during 2007, and had purchases totaling $6,000 or 172 shares of the Company's common stock for the year ended December 31, 2006. Dividends on the Company's common stock received by the plan totaled $10,000 for 2006.

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2008	$482
2009	590
2010	615
2011	664
2012	718
2013-2017	4,885

$7,954

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Pension	$631	$539	$1,146
Profit-sharing	1,424	900	479

	$2,055	$1,439	$1,625

        The Company expects to contribute approximately $780,000 to the pension plan in 2008, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

        Effective January 1, 2006, amendments were made to our pension plan and 401(k) savings plan. On this date a new benefit formula began to apply only to participants who had not then attained age 45 or who did not have five years of service. Concurrently, changes in our 401(k) plan began to be effective for new employees hired on or after this date or for employees who were under the age of 45 or who had attained at least five years of service.

Note 17—Post-Retirement Benefits

        The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$506	$548
Interest cost	28	30
Actuarial (gain)/loss	86	(22)
Benefits paid	(55)	(50)

Benefit obligation at end of year	565	506

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	55	50
Benefits paid	(55)	(50)

Fair value of plan assets at end of year	—	—

Funded status	$(565)	$(506)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost using an October 31 measurement date are as follows:

	2007	2006
Weighted-average assumptions used to determine benefit obligation as of measurement date:
Discount rate	6.00%	5.75%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	5.75%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2007	2006

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Interest cost	$27	$30	$31
Amortization of transition obligation	32	32	31

Net periodic benefit cost	59	62	62

Net (gain) loss	86	(10)	—
Transition obligation	—	190	—
Amortization of transition obligation	(31)	—	—

Total amount recognized in other comprehensive income	55	180	—

Total recognized in net periodic benefit cost and other comprehensive income	$114	$242	$62

        The estimated net loss, transition and prior service cost for the retiree medical plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $2,000, $31,000 and $0, respectively.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2007:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	44	(39)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2008	$58
2009	57
2010	56
2011	55
2012	54
2013-2017	248

$528

        The Company expects to contribute approximately $58,000 to the post-retirement medical plan in 2008.

Note 18—Share-Based Compensation

        The Company's 1999 and 2004 stock incentive programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Stock Options

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

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	308,368	$24.26	319,218	$22.21	313,685	$20.63
Granted	41,445	39.25	43,800	32.24	47,846	30.92
Exercised	(12,964)	19.91	(47,801)	17.59	(22,251)	17.77
Expired/Forfeited	(465)	28.53	(6,849)	26.41	(20,062)	23.21

Outstanding at December 31	336,384	26.27	308,368	24.26	319,218	22.21

Exercisable at December 31	246,366	23.42	198,676	21.39	180,399	19.18

Weighted-average fair value of options granted during the year	$9.25		$7.38		$9.08

        The aggregate intrinsic value of 336,384 and 308,368 stock options outstanding at December 31, 2007 and 2006 was $2.2 million and $4.8 million, respectively. The aggregate intrinsic value of 246,366 and 198,676 stock options exercisable at December 31, 2007 and 2006 was $2.1 million and $3.7 million, respectively.

        Information pertaining to options outstanding at December 31, 2007, is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.39–$16.00	53,919	3.8 years	$14.87	53,919	$14.87
$16.01–$21.00	33,314	2.8 years	18.65	33,314	18.65
$21.01–$26.00	54,769	5.1 years	22.49	54,631	22.48
$26.01–$31.00	77,540	6.2 years	27.48	62,127	27.48
$31.01–$36.00	75,397	7.7 years	32.13	34,750	32.18
$36.01–$39.74	41,445	9.1 years	39.25	7,625	38.42

	336,384	6.0 years	26.27	246,366	23.42	5.3 years

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2007	2006	2005
Dividend yield	1.88%	2.15%	2.19%
Expected life	7 years	7 years	10 years
Expected volatility	18%	19%	24%
Risk-free interest rate	4.65%	4.49%	4.24%

        Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 ("Opinion 25"), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement No. 148, Accounting for Stock-Based

Compensation—Transition and Disclosure) (collectively "Statement No. 123"). No share-based employee compensation cost was recognized in the Company's consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for years ended December 31, 2005:

(Dollars in thousands, except per share data)
Net income, as reported	$16,655
Less, total share-based employee compensation expense determined under the fair value based method, net of related tax effects	280

Pro forma net income	$16,375

Earnings per share:
Basic—as reported	$1.95
Basic—pro forma	1.91
Diluted—as reported	$1.93
Diluted—pro forma	1.90

        As a result of adopting Statement No. 123R on January 1, 2006, earnings before income taxes for the year ended December 31, 2007 and 2006 were lower by $424,000 and $536,000, respectively, than if share-based compensation had continued to be accounted for under Opinion 25. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $148,000 and $204,000 for the year ended December 31, 2007 and 2006, respectively.

Restricted Stock

        The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees have typically vested over a 48-month period, and beginning in 2007, some grants cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

        All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non-employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient.

        Nonvested restricted stock for the year ended December 31, 2007 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	50,883	$27.32
Granted	36,061	37.39
Vested	(16,981)	27.57
Forfeited	(44)	31.97

Nonvested at December 31	69,919	31.75

        The Company granted 36,061, 28,807, and 18,472 shares in 2007, 2006, and 2005, respectively. The weighted-average-grant-date fair value of restricted shares granted in 2007, 2006, and 2005 was $37.39, $31.96, and $31.14, respectively. Compensation expense of $578,000, $447,000, and $275,000 was recorded in 2007, 2006, and 2005, respectively.

        The vesting schedule of these shares as of December 31, 2007 is as follows:

Shares
2008	13,968
2009	23,299
2010	9,297
2011	23,355

69,919

        As of December 31, 2007, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.54 years as of December 31, 2007. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was approximately $951,000.

Employee Stock Purchase Plan

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a 15% discounted price. As a result of adopting Statement No. 123R, the Company recognized $108,000 and $75,000, respectively, in share based compensation expense for the years ended December 31, 2007 and 2006.

Note 19—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2007, 2006 and 2005. Under other arrangements where directors or officers sold or surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 2,474, 13,149, and 8,467 shares at a cost of $92,000, $443,000, and $256,000 in 2007, 2006, and 2005, respectively.

Note 20—Lease Commitments

        The Company's subsidiaries were obligated at December 31, 2007, under certain noncancelable operating leases extending to the year 2030 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2008	$3,753
2009	3,326
2010	3,144
2011	2,834
2012	2,738
Therafter	6,002

$21,797

        Total lease expense for the years ended December 31, 2007, 2006, and 2005 was $3.3 million, $2.9 million and $2.7 million, respectively.

Note 21—Contingent Liabilities

        The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 22—Related Party Transactions

        During 2007 and 2006, the Company's banking subsidiaries had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $27.4 million and $35.8 million at December 31, 2007 and 2006 respectively. During 2007, $8.0 million of new loans were made to this group while repayments of $18.0 million were received during the year. Other changes resulted in an increase of $1.6 million. Related party deposits totaled approximately $24.0 million and $25.3 million at December 31, 2007 and 2006, respectively.

Note 23—Financial Instruments with Off-Balance Sheet Risk

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

        The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2007 and 2006, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	2007	2006
Commitments to extend credit	$477,307	$383,233
Standby letters of credit and financial guarantees	11,385	10,697

	$488,692	$393,930

Commitments to Extend Credit

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The subsidiary banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiaries are committed.

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

Note 24—Fair Value of Financial Instruments

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

Investment Securities

        Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions. The carrying value of the Company's investment in unconsolidated subsidiaries approximates fair value.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

        The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

Other Borrowings

        The fair value of other borrowings is estimated using discounted cash flow analysis on the Company's current incremental borrowing rates for similar types of instruments.

Accrued Interest

        The carrying amounts of accrued interest approximate fair value.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees

        The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

	December 31,
	2007		2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$95,333	$95,333	$78,406	$78,406
Investment securities	258,509	258,267	210,391	210,550
Loans, net and loans held for sale	2,073,828	2,068,974	1,761,398	1,744,486
Accrued interest receivable	11,865	11,865	11,760	11,760
Financial liabilities:
Deposits	1,927,889	1,869,469	1,706,715	1,633,483
Federal funds purchased and securities sold under agreements to repurchase	296,186	296,186	203,105	203,105
Other borrowings	143,860	143,529	90,416	90,928
Accrued interest payable	6,937	6,937	8,918	8,918
Unrecognized financial instruments:
Commitments to extend credit	477,307	474,027	383,233	374,622
Standby letters of credit and financial guarantees	11,385	11,385	10,697	10,697

Note 25—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2007 and 2006, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

        As of their most recent regulatory examinations, the Company and its subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events subsequent to the most recent examinations that management believes have changed the institutions' category.

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total risk-based capital (to risk-weighted assets):
Consolidated	$218,963	10.89%	$160,827	8.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	174,079	10.76%	129,375	8.00%	161,719	10.00%
South Carolina Bank and Trust of the Piedmont, N.A.	23,937	10.71%	17,873	8.00%	22,341	10.00%
The Scottish Bank, N.A.	18,135	10.62%	13,656	8.00%	17,070	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	193,837	9.64%	80,413	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	153,846	9.51%	64,687	4.00%	97,031	6.00%
South Carolina Bank and Trust of the Piedmont, N.A.	21,142	9.46%	8,937	4.00%	13,405	6.00%
The Scottish Bank, N.A.	16,260	9.53%	6,828	4.00%	10,242	6.00%
Tier 1 capital (to average assets):
Consolidated	193,837	8.42%	80,413	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	153,846	7.75%	64,687	4.00%	80,859	5.00%
South Carolina Bank and Trust of the Piedmont, N.A.	21,142	7.53%	8,937	4.00%	11,171	5.00%
The Scottish Bank, N.A.	16,260	9.66%	6,828	4.00%	8,535	5.00%
December 31, 2006:
Total risk-based capital (to risk-weighted assets):
Consolidated	$191,018	11.36%	$134,486	8.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	166,528	11.18%	119,201	8.00%	149,001	10.00%
South Carolina Bank and Trust of the Piedmont, N.A.	21,348	11.12%	15,360	8.00%	19,200	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	169,949	10.11%	67,243	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	147,850	9.92%	59,601	4.00%	89,401	6.00%
South Carolina Bank and Trust of the Piedmont, N.A.	18,947	9.87%	7,680	4.00%	11,520	6.00%
Tier 1 capital (to average assets):
Consolidated	169,949	8.11%	83,844	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	147,850	8.02%	73,762	4.00%	92,202	5.00%
South Carolina Bank and Trust of the Piedmont, N.A.	18,947	7.56%	10,021	4.00%	12,527	5.00%

Note 26—Condensed Financial Statements of Parent Company

        Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2007	2006
ASSETS
Cash	$1,045	$1,004
Investment securities available for sale	847	956
Investment in subsidiaries	256,511	199,976
Less allowance for loan losses	(34)	(34)
Other assets	1,602	1,342

Total assets	$259,971	$203,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$44,906	$41,356
Shareholders' equity	215,065	161,888

Total liabilities and shareholders' equity	$259,971	$203,244

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Income:
Dividends from subsidiaries	$16,261	$5,981	$5,531
Operating income	50	7	18

Total income	16,311	5,988	5,549
Operating expenses	3,898	2,977	1,908

Income before income tax benefit and equity in undistributed earnings of subsidiaries	12,413	3,011	3,641
Applicable income tax benefit	1,320	1,016	629
Equity in undistributed earnings of subsidiaries	7,832	15,778	12,385

Net income	$21,565	$19,805	$16,655

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$21,565	$19,805	$16,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	39	10
Provision for loan losses	34	6	48
Share-based compensation	1,002	983	—
Decrease (increase) in other assets	11	110	(136)
(Decrease) increase in other liabilities	(295)	59	(277)
Undistributed earnings of subsidiaries	(7,832)	(15,778)	(12,385)

Net cash provided by operating activities	14,522	5,224	3,915

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	111	—	—
Purchases of investment securities available for sale	(100)	(100)	—
Payments for investments in subsidiaries	(9,009)	—	(40,916)
Recoveries on loans previously charged off	4	17	15
Other, net	(39)	(18)	623

Net cash used in investing activities	(9,033)	(101)	(40,278)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	41,239
Cash dividends paid	(6,227)	(5,911)	(5,527)
Common stock issuance	613	423	876
Common stock repurchased	(92)	(443)	(252)
Stock options exercised	258	841	395

Net cash provided by (used in) financing activities	(5,448)	(5,090)	36,731

Net increase in cash and cash equivalents	41	33	368
Cash and cash equivalents at beginning of period	1,004	971	603

Cash and cash equivalents at end of period	$1,045	$1,004	$971

QuickLinks

SCBT Financial Corporation Index to Form 10-K
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial and Quantitative Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCBT Financial Corporation and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except par value)
SCBT Financial Corporation and Subsidiaries Consolidated Statements of Income (Dollars in thousands, except per share data)
SCBT Financial Corporation and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity (Dollars in thousands, except per share data)
SCBT Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)