Form 10-Q
period 2008-03-31
SCBT FINANCIAL CORP
filed 2008-05-12
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 001-12669

SCBT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0799315
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

520 Gervais Street Columbia, South Carolina	29201
(Address of principal executive offices)	(Zip Code)

(800) 277-2175

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports)

and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2008
Common Stock, $2.50 par value	10,192,438

SCBT Financial Corporation and Subsidiaries

March 31, 2008 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$66,888	$62,595	$53,105
Interest-bearing deposits with banks	3,942	3,437	2,992
Federal funds sold and securities purchased under agreements to resell	42,068	29,301	44,000
Total cash and cash equivalents	112,898	95,333	100,097
Investment securities:
Securities held to maturity (fair value of $24,112, $21,215 and $16,743, respectively)	23,281	21,457	16,579
Securities available for sale, at fair value	211,199	223,580	190,719
Other investments	15,368	13,472	12,487
Total investment securities	249,848	258,509	219,785
Loans held for sale	28,060	17,351	33,868
Loans	2,144,991	2,083,292	1,783,357
Less unearned income	(51)	(245)	(20)
Less allowance for loan losses	(27,335)	(26,570)	(22,955)
Loans, net	2,117,605	2,056,477	1,760,382
Premises and equipment, net	55,966	55,454	49,718
Goodwill	61,722	61,709	32,313
Other assets	52,149	52,350	46,337
Total assets	$2,678,248	$2,597,183	$2,242,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$315,621	$315,791	$273,054
Interest-bearing	1,700,608	1,612,098	1,443,345
Total deposits	2,016,229	1,927,889	1,716,399

Federal funds purchased and securities sold under agreements to repurchase	252,178	296,186	201,407
Other borrowings	173,340	143,860	140,399
Other liabilities	16,471	14,183	17,695
Total liabilities	2,458,218	2,382,118	2,075,900

Shareholders’ equity:
Common stock - $2.50 par value; authorized 40,000,000 shares;
10,185,915, 10,160,432 and 9,182,181 shares issued and outstanding	25,465	25,401	22,955
Surplus	140,950	140,652	107,694
Retained earnings	54,731	50,499	38,838
Accumulated other comprehensive loss	(1,116)	(1,487)	(2,887)
Total shareholders’ equity	220,030	215,065	166,600
Total liabilities and shareholders’ equity	$2,678,248	$2,597,183	$2,242,500

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans	$36,785	$32,134
Investment securities:
Taxable	2,900	2,317
Tax-exempt	428	329
Federal funds sold and securities purchased under agreements to resell	389	579
Deposits with banks	32	40
Total interest income	40,534	35,399
Interest expense:
Deposits	13,446	12,492
Federal funds purchased and securities sold under agreements to repurchase	2,327	2,305
Other borrowings	1,847	1,769
Total interest expense	17,620	16,566
Net interest income:
Net interest income	22,914	18,833
Provision for loan losses	1,245	782
Net interest income after provision for loan losses	21,669	18,051
Noninterest income:
Service charges on deposit accounts	3,805	3,404
Mortgage banking income	1,030	1,011
Bankcard services income	1,156	977
Trust and investment services income	696	623
Other	818	598
Total noninterest income	7,505	6,613
Noninterest expense:
Salaries and employee benefits	11,221	9,402
Furniture and equipment expense	1,517	1,380
Net occupancy expense	1,498	1,101
Advertising and marketing	919	606
Professional fees	534	484
Amortization of intangibles	144	127
Other	4,296	3,950
Total noninterest expense	20,129	17,050
Earnings:
Income before provision for income taxes	9,045	7,614
Provision for income taxes	3,082	2,404
Net income	$5,963	$5,210
Earnings per share:
Basic	$0.59	$0.57
Diluted	$0.58	$0.56
Dividends per share	$0.17	$0.17

Weighted-average common shares outstanding:
Basic	10,101	9,177
Diluted	10,222	9,277

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2006	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	—	—	—	5,210	—	5,210
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	630	630
Total comprehensive income						5,840
Cash dividends declared at $.17 per share	—	—	—	(1,533)	—	(1,533)
Stock options exercised	4,789	12	79	—	—	91
Restricted stock awards	24,956	62	(62)	—	—	—
Common stock repurchased	(2,474)	(6)	(86)	—	—	(92)
Share-based compensation expense	—	—	406	—	—	406
Common stock dividend	435,764	1,089	15,258	(16,347)	—	—
Balance, March 31, 2007	9,182,181	$22,955	$107,694	$38,838	$(2,887)	$166,600

Balance, December 31, 2007	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	5,963	—	5,963
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	371	371
Total comprehensive income						6,334
Cash dividends declared at $.17 per share	—	—	—	(1,731)	—	(1,731)
Stock options exercised	772	2	17	—	—	19
Restricted stock awards	26,302	66	(66)	—	—	—
Common stock repurchased	(1,591)	(4)	(44)	—	—	(48)
Share-based compensation expense	—	—	391	—	—	391
Balance, March 31, 2008	10,185,915	$25,465	$140,950	$54,731	$(1,116)	$220,030

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$5,963	$5,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,223	880
Provision for loan losses	1,245	782
Share-based compensation expense	391	406
Net accretion of investment securities	(61)	(72)
Net change in loans held for sale	(10,709)	(10,632)
Net change in miscellaneous assets and liabilities	2,067	1,445
Net cash provided by (used in) operating activities	119	(1,981)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,010	—
Proceeds from maturities and calls of investment securities held to maturity	2,445	2,280
Proceeds from maturities and calls of investment securities available for sale	41,264	9,233
Proceeds from sales of other investment securities	—	1,350
Purchases of investment securities held to maturity	(4,270)	(752)
Purchases of investment securities available for sale	(30,227)	(16,746)
Purchases of other investment securities	(1,896)	(3,671)
Net increase in customer loans	(62,373)	(23,003)
Purchases of premises and equipment	(1,575)	(1,614)
Proceeds from sale of premises and equipment	5	10
Net cash used in investing activities	(54,617)	(32,913)
Cash flows from financing activities:
Net increase in deposits	88,339	9,684
Net decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(47,989)	(1,698)
Proceeds from FHLB advances	170,400	80,000
Repayment of FHLB advances	(136,927)	(30,025)
Common stock repurchased	(48)	(92)
Dividends paid	(1,731)	(1,533)
Stock options exercised	19	91
Net cash provided by financing activities	72,063	56,427
Net increase in cash and cash equivalents	17,565	21,533
Cash and cash equivalents at beginning of period	95,333	78,564
Cash and cash equivalents at end of period	$112,898	$100,097

Supplemental Disclosures:
Cash paid for:
Interest	$19,043	$16,114
Income taxes	$20	$159

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2007 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 – Recent Accounting Pronouncements

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, which expressed the staff’s view that, consistent with FASB Statement No. 156, Accounting for Servicing of Financial Assets, and FASB Statement No. 159, The Fair Value Option of Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007.  The staff expects registrants to apply the views of SAB No. 109 on a prospective basis.  The effect of adoption during the first quarter of 2008 did not have a material impact on the Company’s results of operations.

Beginning January 1, 2008, the Company can prospectively elect to apply Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, and measure selected financial assets and liabilities at fair value on a contract-by-contract basis.  After evaluating the guidance contained in the Statement, the Company decided not to elect the fair value option for any financial assets or liabilities as of March 31, 2008.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations.  The statement will significantly change how entities apply the acquisition method to business combinations.  The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date for purposes of measuring consideration paid will be the date at which the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, Statement 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

Note 2 – Recent Accounting Pronouncements (continued)

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

Note 3 – Mergers and Acquisitions

On November 30, 2007, the Company acquired in a merger 100% of the outstanding stock of TSB Financial Corporation (“TSB”), including its wholly-owned subsidiary, The Scottish Bank, headquartered in Charlotte, NC.  As a part of the acquisition, the Company incurred certain merger costs related to the acquisition of TSB.  Presented in the table below is the activity in accured merger costs related to the TSB transaction during the quarter ended March 31, 2008:

	Beginning		Amounts		Ending
	Balance	Purchase	Charged to	Amounts	Balance
(Dollars in thousands)	12/31/2007	Adjustments	Earnings	Paid	3/31/2008

Severance and related costs	$491	$—	$—	$(376)	$115
Professional fees	680	—	—	(631)	49
Contract termination costs	105	—	—	(54)	51
Other merger-related expenses	125	—	—	(61)	64
Totals	$1,401	$—	$—	$(1,122)	$279

The accrued merger costs reflected above are expected to be paid out during the remainder of 2008.  Severance and related costs include change in control payments.  Professional fees primarily include investment banker fees, accountant fees, legal fees and transfer agent fees.  Contract termination costs are the result of the early termination of service contracts with various service providers related to the acquisition of TSB.

Note 4 – Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Real estate:
Commercial	$1,154,716	$1,075,423	$853,899
Consumer residential mortgage	252,994	256,609	232,922
Consumer construction and development	192,806	202,413	195,860
Commercial	225,203	245,069	197,077
Home equity loans	173,927	164,104	141,788
Consumer	110,469	117,650	129,890
Other loans	34,876	22,024	31,921
Total loans	2,144,991	2,083,292	1,783,357
Less, unearned income	(51)	(245)	(20)
Less, allowance for loan losses	(27,335)	(26,570)	(22,955)
Loans, net	$2,117,605	$2,056,477	$1,760,382

Note 4 – Loans and Allowance for Loan Losses (continued)

An analysis of the changes in the allowance for loan losses is as follows:

	March 31,	March 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$26,570	$22,668
Loans charged-off	(731)	(729)
Recoveries of loans previously charged-off	251	234
Net charge-offs	(480)	(495)
Provision for loan losses	1,245	782
Allowance acquired in business combination	—	—
Balance at end of period	$27,335	$22,955

Note 5 – Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Certificates of deposit	$969,032	$886,330	$762,173
Interest-bearing deposits	590,136	588,289	586,250
Demand deposits	315,621	315,791	273,054
Savings deposits	140,512	137,129	94,091
Other time deposits	928	350	831
Total deposits	$2,016,229	$1,927,889	$1,716,399

The aggregate amount of time deposits in denominations of $100,000 or more at March 31, 2008, December 31, 2007, and March 31, 2007 was $482.7 million, $427.2 million and $366.7 million, respectively.

Note 6 – Retirement Plans

The Company and its subsidiaries provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.  The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service.  Employees hired on or after January 1, 2006 are not eligible to participate in the non-contributory defined benefit pension plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

The components of net periodic pension expense recognized during the three months ended March 31 are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Service cost	$165	$167
Interest cost	258	231
Expected return on plan assets	(336)	(301)
Amortization of prior service cost	(43)	(43)
Recognized net actuarial loss	79	104
Net periodic pension expense	$123	$158

The Company contributed $195,000 to the pension plan for the three months ended March 31, 2008 and anticipates making similar additional quarterly contributions during the remainder of the year.

Note 6 – Retirement Plans (continued)

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service.  The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service.  Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees’ savings plan and the Company matches 100% of the employees’ contributions up to a 6%.

Employees can enter the savings plan on or after the first day of each month.  If an employee’s hire date is on or after April 1, 2007, and the employee does not elect to defer at least 2% of his or her salary by the required election date, the Company will automatically enroll the employee and defer (withhold) 2% of his or her salary and contribute that amount to the Plan as a salary deferral.  The employee may enter into a salary deferral agreement at any time to select an alternative deferral amount or to elect not to defer in the Plan.  If the employee does not elect an investment allocation, the plan administrator will select a retirement-based portfolio according to the employee’s number of years until normal retirement age.  The plan’s investment valuations are generally provided on a daily basis.

Note 7 – Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period.  The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares.  The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Basic earnings per share:
Net income	$5,963	$5,210

Weighted-average basic shares	10,100,634	9,177,481
Basic earnings per share	$0.59	$0.57

Diluted earnings per share:
Net income	$5,963	$5,210

Weighted-average basic shares	10,100,634	9,177,481
Effect of dilutive securities	121,753	99,415
Weighted-average dilutive shares	10,222,387	9,276,896
Diluted earnings per share	$0.58	$0.56

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Number of shares	146,023	30,043
Range of exercise prices	$31.50 - $39.74	$39.74

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2008	336,384	$26.33
Granted	29,482	31.50
Exercised	(772)	24.31
Expired/Forfeited	—	—
Outstanding at March 31, 2008	365,094	26.72	6.07	$2,818

Exercisable at March 31, 2008	287,011	24.67	5.36	$2,709

Weighted-average fair value of options granted during the year	$10.77

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2008	2007

Dividend yield	1.87%	1.87%
Expected life	6 years	7 years
Expected volatility	37%	17%
Risk-free interest rate	3.44%	4.68%

Note 8 – Share-Based Compensation (continued)

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

Nonvested restricted stock for the three months ended March 31, 2008 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2008	69,919	$31.75
Granted	26,302	29.69
Vested	(12,230)	34.22
Forfeited	—	—
Nonvested at March 31, 2008	83,991	30.75

As of March 31, 2008, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.79 years.  The total fair value of shares vested during the three months ended March 31, 2008 was $785,000.

Note 9 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2008, commitments to extend credit and standby letters of credit totaled $544.0 million.  The Company does not anticipate any material losses as a result of these transactions.

Note 10 – Fair Value

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments would typically involve application of lower of cost or market accounting or write-downs of individual assets

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1   Observable inputs such as quoted prices in active markets;

Level 2   Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3          Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Note 10 – Fair Value (continued)

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets (although the Company has no such investments).  Securities held to maturity are valued at quoted market prices or dealer quotes, similar to securities available for sale.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Note 10 – Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$211,199	$653	$210,546	$—

There were no gains or losses for the three months ended March 31, 2008 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at March 31, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,143	—	$1,143	—

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this quarterly report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are a bank holding company, headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiaries:  South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1934 and 1996, respectively.  On November 30, 2007, we acquired our third banking subsidiary, The Scottish Bank, N.A. (“TSB”). We do not engage in any significant operations other than the ownership of these banking subsidiaries.

At March 31, 2008, we had approximately $2.7 billion in assets and approximately 718 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007 and March 31, 2007.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

In February 2008, we completed the systems conversion of TSB, following the acquisition that occurred on November 30, 2007.

Results of Operations

We measure our progress based on soundness, profitability, and growth.  Our banks achieved solid results during the first quarter of 2008 despite the continued slowing economic conditions, strain on liquidity and pressure on the real estate markets.  Notwithstanding our solid results in the first quarter, we are not immune to the challenges within the credit cycle and are vulnerable to increases in credit losses, slower loan growth and margin compression.

Our company achieved an increase in consolidated net income compared to the first quarter of 2007, maintained sound credit quality, and continued to make growth investments for the future.  The following key operating highlights for the first quarter of 2008 are outlined below:

•                  Consolidated net income increased 14.5% to $6.0 million in the first quarter of 2008, as compared to $5.2 million in the first quarter of 2007, which includes $247,000 related to TSB.

•                  Diluted earnings per share increased 3.9% to $0.58 from $0.56 in the first quarter of 2008, as compared to the same period last year.

•                  A 13.5% increase in noninterest income, increases in earning assets, and strong asset quality led to higher consolidated net income for the first quarter of 2008.

•                  We experienced a slight decrease of 6 basis points in return on average assets and a 186 basis points decrease in return on average equity compared to March 31, 2007, due primarily to the acquisition of TSB during the latter part of the fourth quarter of 2007.  This acquisition increased both assets and equity faster than the earnings increased.  Return on average tangible equity increased on a linked quarter comparison by 122 basis points, but decreased on a year-to-date comparison by 110 basis points, also due to the acquisition of TSB.

	Three Months Ended
	March 31,
Selected Figures and Ratios	2008	2007

Return on average assets (annualized)	0.90%	0.96%
Return on average equity (annualized)	11.01%	12.87%
Return on average tangible equity (annualized)	15.75%	16.85%
Average shareholders’ equity (in thousands)	$217,780	$164,147

Net Interest Income and Margin

Summary

We have been able to increase non-taxable equivalent (“non-TE”) net interest income despite the Federal Reserve’s dramatic rate reductions of 200 basis points during the first quarter of 2008.  We experienced net margin expansion compared to the first quarter of 2007 of 3 basis points; however, the margin compressed by 12 basis points from the fourth quarter of 2007.  Taxable equivalent (“TE”) net interest margin increased 2 basis points from the first quarter of 2007.  While deposit and funding rates repriced in a relatively similar manner to the yields on the loan portfolio, the compression was driven mostly by the volume increase in new loans priced at lower market interest rates during the three months ended March 31, 2008.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Non-TE net interest income	$22,914	$18,833
Non-TE yield on interest-earning assets	6.63%	7.00%
Non-TE rate on interest-bearing liabilities	3.34%	3.82%
Non-TE net interest margin	3.75%	3.72%
TE net interest margin	3.79%	3.77%

Non-taxable equivalent net interest income increased 21.7% in the first quarter of 2008 compared to the same period in 2007.  Some key highlights are outlined below:

•                  Average earning assets increased 19.8% to $2.46 billion in the first quarter of 2008 compared to the same period last year due to the aquisition of TSB which increased average earning assets by $199.4 million. Excluding TSB, the increase is primarily reflected within commercial real estate loans of the loan portfolio and investment securities.

•                  Non-taxable equivalent yield on interest-earning assets for the first quarter of 2008 decreased 37 basis points from the comparable period in 2007, and by 40 basis points compared to the fourth quarter of 2007.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the first quarter of 2008 decreased 48 basis points from the same period in 2007, and by 40 basis points compared to the fourth quarter of 2007.  This is a reflection of the impact of our adjusting rates on all deposit accounts as quickly as we could, given the dramatic reduction in interest rates by the Federal Reserve Board.

•                  Tax equivalent net interest margin increased by 2 basis points to 3.79% for the first quarter of 2008, compared to 3.77% for the first quarter of 2007.  Compared to the prior year’s fourth quarter, TE net interest margin compressed by 12 basis points, primarily attributable to the rapid pace of the Federal Reserve’s rate cuts, growth in loans, and the full quarter impact of TSB.

Loans

Loans acquired in the TSB merger and growth in core commercial real estate loans drove the increase in total loans (excluding mortgage loans held for sale) in the first quarter of 2008 from the comparable period in 2007.  Total loans grew 20.3% from the balance at March 31, 2007 and an annualized 11.9% from the balance at December 31, 2007.  Total loans, net of unearned income, at March 31, 2008 were $2.1 billion compared to $1.8 billion at March 31, 2007.  The increase was driven by $156.2 million in loans acquired in the TSB merger.  Excluding the TSB acquisition, our core loans grew $204.9 million, or 11.5%, from March 31, 2007.

Loans are our largest category of earning assets and commercial real estate loans represent approximately 41.0% of our total loans.  Commercial real estate in Note 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements also includes owner occupied commercial real estate not reflected in the percentage above.  Consumer construction and development loans represent 9.0% of our total loan portfolio.  Consumer construction and development loans are comprised of $132.9 million in lot loans and $59.9 million in construction loans which represent 6.2% and 2.8%, respectively, of our total loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Average total loans	$2,121,814	$1,766,128
Interest income on total loans	36,385	31,795
Non-TE yield	6.90%	7.30%

Interest earned on loans increased 14.4% in the first quarter of 2008 compared to the first quarter of 2007.  Some key highlights are outlined below:

•                  Average total loans in the first quarter of 2008 increased 20.1% compared to the first quarter of 2007 leading to a volume-driven increase in interest income, as the average yield fell.

•                  Commercial real estate loans (including owner occupied commercial real estate) increased $300.8 million, or 35.2%, to $1.2 billion from the amount at March 31, 2007.  Core commercial real estate loans increased $208.1 million, or 24.4%, from the prior quarter in 2007.

•                  Commercial non-real estate loans increased $28.1 million, or 14.3%, to $225.2 million from the amount at March 31, 2007.  Core commercial non-real estate loans increased $3.7 million, or 1.9%, from the prior quarter in 2007.

•                  Our non-taxable equivalent yield decreased by 40 basis points compared to the yield for the first quarter of 2007.

Investment Securities

We use investment securities, the second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  The composition of the portfolio remained relatively consistent with the composition in 2007.  We slightly lengthened the average life of the portfolio in anticipation of the Federal Reserve’s easing cycle that started in late 2007.  At March 31, 2008, investment securities were $249.8 million, compared to $258.5 million at December 31, 2007 and $219.8 million at March 31, 2007.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Average investment securities	$258,510	$214,229
Interest income on investment securities	3,328	2,646
Non-TE yield	5.18%	5.01%

Interest earned on investment securities increased 25.8% in the first quarter of 2008 compared to the first quarter of 2007.  The increase resulted from a 28 basis point increase on the yield on taxable investment securities and a 17.4% increase in balances of average taxable investment securities.  While the average yield of tax-exempt investment securities decreased 50 basis points, the average balance increased 43.3% from the first quarter of 2007.  The increase in the average balances of securities primarily resulted from the acquisition of TSB during the latter part of the fourth quarter of 2007.

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

At March 31, 2008, we had 66 securities in an unrealized loss position, which totaled $2.3 million.  The unrealized losses increased during the first quarter of 2008 primarily from changes in Freddie Mac preferred securities due to significant changes in market interest rates and increased spreads to U.S. Treasury Securities.  We have the ability and intent to hold these securities until the maturity or until the value recovers, therefore, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008. During the first quarter of 2008, we sold US Government Agency obligations which resulted in no realized gain or loss during the quarter. There can be no assurance, however, that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, certificates of deposits (“CDs”), other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Average interest-bearing liabilities	$2,118,628	$1,758,392
Interest expense	17,620	16,566
Average rate	3.34%	3.82%

Interest expense on interest-bearing liabilities increased 6.4% in the first quarter of 2008 compared to the first quarter of 2007, driven largely by increases in savings deposits, CDs and federal funds purchased.  In addition, we experienced a 48 basis point decrease in the average rate on all interest-bearing liabilities with decreases in every category except savings deposits.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended March 31, 2008 grew a modest 1.4% compared to the same period in 2007.

•                  Interest-bearing deposits grew 17.8% to $1.7 billion at March 31, 2008 from the period end balance at March 31, 2007 and increased $88.5 million or 22.0% annualized from the balance at December 31, 2007.

•                  Average federal funds purchased and securities sold under agreements to repurchase increased 50.3%, up $103.8 million from the average balance in the first quarter of 2007.  The Federal Reserve has lowered the federal funds rate to 2.25%, and we have elected to meet a somewhat greater portion of our funding needs through these non-deposit sources.

•                  Average CDs and other time deposits increased $161.1 million causing interest expense to increase by $1.5 million for the first quarter of 2008 compared to the first quarter of 2007.

•                  On a linked-quarter basis, interest expense on average interest-bearing liabilities remained approximately the same even though total interest-bearing liabilities increased $251.2 million for the first quarter of 2008.  This resulted from a 40 basis-point drop in the average rate on total interest-bearing liabilities.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our banks with “interest-free” sources of funds.  Noninterest-bearing deposits grew $42.6 million, or 15.6%, to $315.6 million in the first quarter of 2008 compared to the first quarter of 2007.  Compared to the fourth quarter of 2007, noninterest-bearing deposits remained relatively consistent after a slight drop to $315.6 million at March 31, 2008.

The growth in new demand deposit accounts remained relatively the same as compared to the first quarter of 2007.  A 6.8% increase in new business demand deposit accounts offset a 3.7% drop in new personal demand deposit accounts during the first quarter of 2008 compared to the prior first quarter in 2007.  Our customers opened approximately 5,000 new demand deposit checking accounts (approximately 4,000 personal accounts and 1,000 business accounts) during the first three months of 2008 compared to the first three months of 2007.

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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$26,570	$22,668
Loans charged-off	(731)	(729)
Recoveries	251	234
Net charge-offs	(480)	(495)
Provision for loan losses	1,245	782
Balance at end of period	$27,335	$22,955

Total loans:
At period end	$2,144,941	$1,783,337
Average	2,121,814	1,766,128
As a percentage of average loans (annualized):
Net charge-offs	0.09%	0.11%
Provision for loan losses	0.24%	0.18%
Allowance as a percentage of period end loans	1.27%	1.29%
Allowance as a percentage of period end non-performing loans (“NPLs”)	395.75%	581.41%

The provision for loan losses as a percent of average loans reflects a slight increase due to an increase in our nonperforming assets during the first quarter of 2008 compared to year end 2007, along with some heightened concerns about the economy and market conditions throughout the southeast.  The allowance for loan losses as a percent of total loans has decreased due to the following:  (1) a slight decrease in net charge-offs and (2) the inclusion of the TSB loan portfolio where the allowance for loan losses to loans is lower, which is reflective of its minimal net charge offs, lower relative levels of non-performing loans (assets), and fewer past due loans to date.

The table below summarizes our nonperforming assets (“NPAs”).

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Non accrual loans	$5,215	$5,353	$2,821
Accruing loans past due 90 days or more	1,692	985	1,127
Total nonperforming loans	6,907	6,338	3,948
Other real estate owned (“OREO”)	651	490	525
Other nonperforming assets	63	82	—
Total nonperforming assets	$7,621	$6,910	$4,473

Total NPLs as a % of total loans	0.32%	0.30%	0.22%
Total NPAs as a % of total loans and OREO	0.36%	0.33%	0.25%
Total NPAs as a % of total assets	0.28%	0.27%	0.20%

In the table above, other nonperforming assets consist of non real estate such as vehicles repossessed and OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use.  The increase in “accruing loans past due 90 days or more” from the end of 2007 is driven by two relationships encompassing three loans.  Subsequent to March 31, 2008, one of these loans which was recorded at $590,000 has been paid off.  Given the current economy and the pressure within the real estate market, nonperforming assets could continue to rise, as they have over the past year.

Overall, our loan portfolio remains well within our historical trends in terms of charge-offs and NPAs as a percentage of total loans.  With the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans including in-house and independent review of larger transactions and updating credit scores on all consumer real estate loans.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Service charges on deposit accounts	$3,805	$3,404
Mortgage banking income	1,030	1,011
Bankcard services income	1,156	977
Trust and investment services income	696	623
Other	818	598
Total noninterest income	$7,505	$6,613

Noninterest income increased 13.5% in the first quarter of 2008, as compared to the same period in 2007.  The quarterly increases are the result of the following:

•                  Service charges on deposit accounts increased 11.8%, driven by growth in total deposits during the quarter.

•                  Mortgage banking income increased 1.9%, driven by a slight increase in service release premiums for the first quarter.  Production in secondary market mortgages continues to slow down compared to the first quarter of 2007 due to the overall slowdown within the real estate industry and the industry-wide tightening of credit relative to mortgage lending.

•                  Bankcard services income increased 18.3%, driven largely by the number of new accounts opened in the first quarter and more customers using our debit cards.  Debit card income, up 29.9%, was the largest contributor to the increase in bankcard services income.

•                  Trust and investment services income increased 11.7%, driven primarily by an increase in trust assets under management to approximately $182.9 million, which lead to higher trust income during the first quarter of 2008.

•                  Other noninterest income increased 36.8%, which is largely due the receipt of cash for the partial redemption of Visa, Inc. shares with their initial public offering.  This resulted in pre-tax income of $253,000 recorded in other noninterest income.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Salaries and employee benefits	$11,221	$9,402
Furniture and equipment	1,517	1,380
Net occupancy expense	1,498	1,101
Information services expense	1,179	998
Advertising and marketing	919	606
Business development and staff related	620	586
Professional fees	534	484
Amortization of intangibles	144	127
Other	2,497	2,366
Total noninterest expense	$20,129	$17,050

Noninterest expense increased 18.1% in the first quarter of 2008 compared to the same period in 2007.  The quarterly increases primarily resulted from the following:

•                  Salaries and commissions expense increased 19.3%, driven by sales volume incentives paid to employees on certain banking products, additional employees acquired in the TSB merger, and additional expense related to three new full-service financial centers.  Excluding TSB, salaries and commissions expense increased 11.1% or $1.0 million compared to the first quarter of 2007.  We incurred additional expense of $181,000 related to the new full-service locations in Charleston, Lexington, and Myrtle Beach (opened late first quarter 2007).  We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives in 2008.

•                  Furniture and equipment expense, net occupancy expense, and information services expense increased 9.9%, 36.1%, and 18.1%, respectively, as a result of additional financial centers acquired in the TSB acquisition.

•                  Advertising and marketing expense increased 51.7%, driven by advertising related to deposit pricing given the reduction in rates by the Federal Reserve and an increase in debit card rewards expense as more customers use their SCBT debit cards.

•                  Other noninterest expense increased 5.5%, due primarily to a $220,000 increase in FDIC assessment and $198,000 in merger-related expenses during the first quarter of 2008 which related to the integration of TSB.

Income Tax Expense

The Company’s effective income tax rate increased to 34%, at March 31, 2008 compared to 32%, at March 31, 2007.  The higher effective tax rate in 2008 is reflective of changes in various permanent differences, and an increase in the effective rate projected for fiscal year 2008 compared to 2007.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2008, shareholders’ equity was $220.0 million, an increase of $4.9 million, or 2.3%, from $215.1 million at December 31, 2007.  Shareholders’ equity has increased 32.1%, or $53.4 million, from March 31, 2007.  The quarter-to-quarter comparison reflects the issuance of $34.0 million in equity related to the TSB acquisition. Excluding the TSB acquisition, shareholders’ equity increased 11.6%, or $19.4 million, from March 31, 2007.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the Comptroller of the Currency, Tier 1 risk-based capital must be at least 4% of risk-weighted assets, while total risk-based capital must be at least 8% of risk-weighted assets.

In conjunction with the risk-based ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum Tier 1 leverage ratio required for banks is between 3% and 5%, depending on the institution’s composite rating as determined by its regulators.

	March 31,	December 31,	March 31,
Capital Adequacy Ratios	2008	2007	2007

Tier 1 risk-based capital	9.55%	9.64%	10.08%
Total risk-based capital	10.80%	10.89%	11.34%
Tier 1 leverage	7.67%	8.42%	8.03%

Compared to December 31, 2007, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratios have decreased primarily because of the growth in loans during the quarter and the impact of the acquisition of TSB for the full quarter (as compared to only one month’s impact of TSB in the ratios for the fourth quarter of 2007).  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

In the first three months of 2008, we increased both deposits and non-deposit sources of funding.  Compared to the fourth quarter of 2007, we slightly lengthened the terms of borrowed funds to lock in some relatively low rates that were available.  We continue to emphasize relatively shorter maturities of funds in anticipation of an ongoing accomodative Federal Reserve Monetary Policy.  Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time.  We expect that these conditions will generally be of a short-term nature.  Under such circumstances, the banks’ federal funds sold position, if any, serves as the primary source of immediate liquidity.  If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  In addition, we could seek alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  We believe that our liquidity position continues to be adequate.

Our contingency funding plan provides several potential stages based on liquidity levels.  Our board of directors reviews liquidity benchmarks quarterly.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  Our banks maintain various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our banks would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our banks.  This could increase our banks’ cost of funds, impacting net interest margins and net interest spreads.

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2008, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital. Based on these criteria, we had seven such credit concentrations at March 31, 2008, including loans to borrowers engaged in other activities related to real estate, loans to lessors of nonresidential buildings, loans to religious organizations, loans to physicians for office buildings, loans to borrowers constructing new single family housing, loans for land subdivision, and loans to lessors of residential buildings.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007 and the following:

•                  Credit risk associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed;

•                  Interest rate risk involving the effect of a change in interest rates on both the bank’s earnings and the market value of the portfolio equity;

•                  Liquidity risk affecting our banks’ ability to meet their obligations when they come due;

•                  Price risk focusing on changes in market factors that may affect the value of financial instruments which are “mark-to-market”periodically;

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

•                  Reputation risk that adversely affects earnings or capital arising from negative public opinion

•                  Terrorist activities risk that result in loss of consumer confidence and economic disruptions; and

•                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of TSB, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2008 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

Investing in SCBT Financial Corporation’s common shares involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Form 10-K”), as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q.  There has been no material change in the risk factors previously disclosed in our Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	1,591	*	$30.00	—	147,872
February 1 - February 29	—		—	—	147,872
March 1 - March 31	—		—	—	147,872

Total	1,591			—	147,872

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 3.1	Articles of Incorporation (re-filed to correct a typographical error)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2008	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 12, 2008	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and
Chief Financial Officer

Date: May 12, 2008	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 3.1	Articles of Incorporation (re-filed to correct a typographical error)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer