Form 10-Q
period 2008-06-30
SCBT FINANCIAL CORP
filed 2008-08-08
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2008
Common Stock, $2.50 par value	10,211,549

SCBT Financial Corporation and Subsidiaries

June 30, 2008 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$59,805	$62,595	$57,710
Interest-bearing deposits with banks	849	3,437	2,929
Federal funds sold and securities purchased under agreements to resell	44,351	29,301	37,500
Total cash and cash equivalents	105,005	95,333	98,139
Investment securities:
Securities held to maturity (fair value of $24,697, $21,215 and $15,685, respectively)	25,017	21,457	15,816
Securities available for sale, at fair value	215,834	223,380	208,340
Other investments	15,540	13,472	10,686
Total investment securities	256,391	258,309	234,842
Loans held for sale	19,015	17,351	28,092
Loans	2,246,353	2,083,047	1,806,000
Less allowance for loan losses	(28,760)	(26,570)	(23,369)
Loans, net	2,217,593	2,056,477	1,782,631
Premises and equipment, net	57,698	55,454	51,182
Goodwill	62,888	61,709	32,313
Other assets	55,797	52,550	47,752
Total assets	$2,774,387	$2,597,183	$2,274,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$322,209	$315,791	$285,155
Interest-bearing	1,734,637	1,612,098	1,498,114
Total deposits	2,056,846	1,927,889	1,783,269

Federal funds purchased and securities sold under agreements to repurchase	322,682	296,186	200,989
Other borrowings	160,249	143,860	100,882
Other liabilities	13,147	14,183	19,975
Total liabilities	2,552,924	2,382,118	2,105,115

Shareholders’ equity:
Common stock - $2.50 par value; authorized 40,000,000 shares; 10,203,497, 10,160,432 and 9,195,057 shares issued and outstanding	25,509	25,401	22,988
Surplus	141,439	140,652	108,055
Retained earnings	59,147	50,499	42,846
Accumulated other comprehensive loss	(4,632)	(1,487)	(4,053)
Total shareholders’ equity	221,463	215,065	169,836
Total liabilities and shareholders’ equity	$2,774,387	$2,597,183	$2,274,951

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$35,016	$33,363	$71,801	$65,498
Investment securities:
Taxable	2,696	2,519	5,596	4,836
Tax-exempt	493	314	921	643
Federal funds sold and securities purchased under agreements to resell	269	490	658	1,069
Deposits with banks	15	42	47	82
Total interest income	38,489	36,728	79,023	72,128
Interest expense:
Deposits	11,850	12,995	25,296	25,487
Federal funds purchased and securities sold under agreements to repurchase	1,350	2,240	3,677	4,545
Other borrowings	1,727	1,729	3,574	3,498
Total interest expense	14,927	16,964	32,547	33,530
Net interest income:
Net interest income	23,562	19,764	46,476	38,598
Provision for loan losses	2,332	800	3,577	1,582
Net interest income after provision for loan losses	21,230	18,964	42,899	37,016
Noninterest income:
Service charges on deposit accounts	4,032	3,639	7,837	7,043
Bankcard services income	1,276	1,038	2,432	2,015
Mortgage banking income	1,240	1,091	2,270	2,102
Trust and investment services income	681	651	1,377	1,274
Securities gains	340	42	340	42
Other	558	609	1,376	1,207
Total noninterest income	8,127	7,070	15,632	13,683
Noninterest expense:
Salaries and employee benefits	10,863	9,894	22,084	19,296
Furniture and equipment expense	1,573	1,388	3,090	2,768
Net occupancy expense	1,494	1,237	2,992	2,338
Advertising and marketing	1,092	842	2,011	1,448
Professional fees	507	525	1,041	1,009
Amortization of intangibles	145	125	289	252
Other	4,021	3,619	8,317	7,570
Total noninterest expense	19,695	17,630	39,824	34,681
Earnings:
Income before provision for income taxes	9,662	8,404	18,707	16,018
Provision for income taxes	3,513	2,833	6,595	5,237
Net income	$6,149	$5,571	$12,112	$10,781
Earnings per share:
Basic	$0.61	$0.61	$1.20	$1.17
Diluted	$0.60	$0.60	$1.18	$1.17
Dividends per share	$0.17	$0.17	$0.34	$0.34

Weighted-average common shares outstanding:
Basic	10,110	9,190	10,105	9,184
Diluted	10,253	9,220	10,239	9,214

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2008 and 2007

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2006	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	—	—	—	10,781	—	10,781
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(536)	(536)
Total comprehensive income	10,245
Cash dividends declared at $.34 per share	—	—	—	(3,096)	—	(3,096)
Stock options exercised	5,830	15	94	—	—	109
Employee stock purchases	4,835	12	136	—	—	148
Restricted stock awards	31,956	80	(80)	—	—	—
Common stock repurchased	(2,474)	(6)	(86)	—	—	(92)
Share-based compensation expense	—	—	634	—	—	634
Common stock dividend of 5%, record date, March 9, 2007	435,764	1,089	15,258	(16,347)	—	—
Balance, June 30, 2007	9,195,057	$22,988	$108,055	$42,846	$(4,053)	$169,836

Balance, December 31, 2007	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	12,112	—	12,112
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(3,145)	(3,145)
Total comprehensive income						8,967
Cash dividends declared at $.34 per share	—	—	—	(3,464)	—	(3,464)
Stock options exercised	4,419	11	87	—	—	98
Employee stock purchases	5,972	15	145	—	—	160
Restricted stock awards	34,964	88	(88)	—	—	—
Common stock repurchased	(2,290)	(6)	(66)	—	—	(72)
Share-based compensation expense	—	—	709	—	—	709
Balance, June 30, 2008	10,203,497	$25,509	$141,439	$59,147	$(4,632)	$221,463

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$12,112	$10,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,449	2,053
Provision for loan losses	3,577	1,582
Gain on sale of securities	(340)	(42)
Share-based compensation expense	709	634
Loss on disposal of premises and equipment	—	33
Net accretion of investment securities	(143)	(111)
Net change in loans held for sale	(1,664)	(4,856)
Net change in miscellaneous assets and liabilities	(3,953)	3,046
Net cash provided by operating activities	12,747	13,120
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,012	—
Proceeds from maturities and calls of investment securities held to maturity	3,140	3,040
Proceeds from maturities and calls of investment securities available for sale	52,945	18,966
Proceeds from sales of other investment securities	1,216	4,093
Purchases of investment securities held to maturity	(6,679)	(752)
Purchases of investment securities available for sale	(52,345)	(46,129)
Purchases of other investment securities	(2,944)	(4,571)
Net increase in customer loans	(164,693)	(46,050)
Purchases of premises and equipment	(4,314)	(3,982)
Proceeds from sale of premises and equipment	—	41
Net cash used in investing activities	(171,662)	(75,344)
Cash flows from financing activities:
Net increase in deposits	128,957	76,554
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	22,515	(1,616)
Proceeds from FHLB advances	170,400	155,000
Repayment of FHLB advances	(150,007)	(145,050)
Common stock issuance	160	148
Common stock repurchased	(72)	(92)
Dividends paid	(3,464)	(3,096)
Stock options exercised	98	109
Net cash provided by financing activities	168,587	81,957
Net increase in cash and cash equivalents	9,672	19,733
Cash and cash equivalents at beginning of period	95,333	78,406
Cash and cash equivalents at end of period	$105,005	$98,139

Supplemental Disclosures:
Cash paid for:
Interest	$32,969	$30,924
Income taxes	$6,907	$5,526

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 – Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The guidance in this FSP applies to the calculation of earnings per share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008.  The Company is currently evaluating the effects of this FSP on its EPS calculation and related disclosures.

In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157.  FAS 157-1 removes fair value measurements that are used in lease accounting from the scope of FASB Statement No. 157, Fair Value Measurements.  FAS 157-2 defers, for one year, the requirement to apply FAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are not remeasured at least annually.  The Company is currently evaluating the effects that these FSPs will have on the financial condition, results of operations and the disclosures that will be presented in the consolidated financial statements.

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

Beginning January 1, 2008, the Company can prospectively elect to apply Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, and measure selected financial assets and liabilities at fair value on a contract-by-contract basis.  After evaluating the guidance contained in the Statement, the Company has decided not to elect the fair value option for any financial assets or liabilities as of June 30, 2008.

Note 2 – Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations.  The statement will significantly change how entities apply the acquisition method to business combinations.  The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date for purposes of measuring consideration paid will be the date at which the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, Statement 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply Statement 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of Statement 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings.  The Company is currently evaluating the effects the Statement will have on the financial condition, results of operations, liquidity and the disclosures that will be presented in the consolidated financial statements.

Note 3 – Adjustment Related to Goodwill

The Company has adjusted goodwill during the first half of 2008 for certain items related to the TSB Financial Corporation (“TSB”) acquisition labeled below.  Additionally, in April 2008, the Company also adjusted goodwill to correct an error in accounting related to the acquisitions of New Commerce Bancorp and Sun Bancshares, Inc. on April 8, 2005 and November 18, 2005, respectively.  At the time of each acquisition, the Company should have recorded a deferred tax liability when recording its core deposit intangible assets related to the temporary difference between book and tax basis amortization.  The adjustment resulted in an increase in goodwill of $844,000.  The adjustment did not have an impact on the Company’s results of operations.

The changes in the carrying amount of goodwill for the period ended June 30, 2008 are as follows:

(Dollars in thousands)
Balance, December 31, 2007	$61,709
Increases (decreases) related to TSB acquisition:
Additional cash paid in lieu of fractional shares	13
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset	332
Reduction in accrued merger costs from initial estimate, net of tax	(10)
Total increases related to TSB acquisition	335
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset in the Sun Bancshares, Inc. and New Commerce Bancorp acquisitions	844
Balance, June 30, 2008	$62,888

Note 4 – Mergers and Acquisitions

On November 30, 2007, the Company acquired in a merger 100% of the outstanding stock of TSB, including its wholly-owned subsidiary, The Scottish Bank, headquartered in Charlotte, NC.  As a part of the acquisition, the Company incurred certain merger costs related to the acquisition of TSB.  Presented in the table below is the activity in accrued merger costs related to the TSB transaction during the quarter ended June 30, 2008:

	Beginning				Ending
	Balance		Amounts		Balance
	December 31,	Purchase	Charged to	Amounts	June 30,
(Dollars in thousands)	2007	Adjustments	Earnings	Paid	2008

Severance and related costs	$491	$—	$—	$(408)	$83
Professional fees	680	(5)	—	(675)	—
Contract termination costs	105	(5)	—	(99)	—
Other merger-related expenses	125	(6)	—	(120)	—
Totals	$1,401	$(16)	$—	$(1,302)	$83

The accrued merger costs reflected above are expected to be paid out during 2008 and the first half of 2009.  Severance and related costs include change in control payments.  Professional fees primarily include investment banker fees, accountant fees, legal fees and transfer agent fees.  Contract termination costs are the result of the early termination of service contracts with various service providers related to the acquisition of TSB.

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007
Real estate:
Commercial	$1,224,757	$1,075,423	$875,021
Consumer residential mortgage	266,096	256,609	232,044
Consumer construction and development	187,390	202,413	189,277
Commercial	222,218	245,069	204,881
Home equity loans	199,191	164,104	138,673
Consumer	105,878	117,650	127,924
Other loans	40,823	21,779	38,180
Total loans	2,246,353	2,083,047	1,806,000
Less, allowance for loan losses	(28,760)	(26,570)	(23,369)
Loans, net	$2,217,593	$2,056,477	$1,782,631

An analysis of the changes in the allowance for loan losses is as follows:

	June 30,	June 30,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$26,570	$22,668
Loans charged-off	(1,884)	(1,413)
Recoveries of loans previously charged-off	497	532
Net charge-offs	(1,387)	(881)
Provision for loan losses	3,577	1,582
Balance at end of period	$28,760	$23,369

At June 30, 2008 and 2007, there were $9.1 million and $388,000, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan.  Specific reserves allocated to these impaired loans totaled $320,000 and $146,000 at June 30, 2008 and 2007, respectively.  At June 30, 2008, there were approximately $2.0 million of impaired loans with specific reserves of approximately $320,000.  At June 30, 2008, there were approximately $6.8 million in impaired loans for which no specific reserve had been recognized.  The average recorded investments in impaired loans for the quarters ended June 30, 2008 and 2007 were $573,000 and $55,000, respectively.

Note 6 – Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Certificates of deposit	$1,020,414	$886,330	$809,936
Interest-bearing demand deposits	567,510	588,289	572,344
Demand deposits	322,209	315,791	285,155
Savings deposits	145,262	137,129	114,544
Other time deposits	1,451	350	1,290
Total deposits	$2,056,846	$1,927,889	$1,783,269

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2008, December 31, 2007, and June 30, 2007 was $500.1 million, $427.2 million and $369.1 million, respectively.

Note 7 – Retirement Plans

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

The components of net periodic pension expense recognized during the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$165	$167	$331	$333
Interest cost	258	231	516	461
Expected return on plan assets	(336)	(301)	(671)	(601)
Amortization of prior service cost	(43)	(43)	(86)	(86)
Recognized net actuarial loss	79	104	157	209
Net periodic pension expense	$123	$158	$247	$316

The Company contributed $195,000 and $390,000 to the pension plan for the three and six months ended June 30, 2008 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

Note 8 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2008	2007	2008	2007
Basic earnings per share:
Net income	$6,149	$5,571	$12,112	$10,781

Weighted-average basic shares	10,110	9,190	10,105	9,184
Basic earnings per share	$0.61	$0.61	$1.20	$1.17

Diluted earnings per share:
Net income	$6,149	$5,571	$12,112	$10,781

Weighted-average basic shares	10,110	9,190	10,105	9,184
Effect of dilutive securities	143	30	133	30
Weighted-average dilutive shares	10,253	9,220	10,239	9,214
Diluted earnings per share	$0.60	$0.60	$1.18	$1.17

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Number of shares	45,545	41,445	58,145	41,445
Range of exercise prices	$34.65 - $39.74	$37.70 - $39.74	$32.25 - $39.74	$37.70 - $39.74

Note 9 – Share-Based Compensation

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2008	336,384	$26.33
Granted	29,482	31.50
Exercised	(4,419)	22.20
Expired/Forfeited	(222)	27.14
Outstanding at June 30, 2008	361,225	26.77	5.84	$1,460

Exercisable at June 30, 2008	286,148	24.82	5.16	$1,459

Weighted-average fair value of options granted during the year	$10.77

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2008	2007

Dividend yield	1.87%	1.88%
Expected life	6 years	7 years
Expected volatility	37%	18%
Risk-free interest rate	3.44%	4.65%

Note 9 – Share-Based Compensation (continued)

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

Nonvested restricted stock for the six months ended June 30, 2008 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2008	69,919	$31.75
Granted	34,964	31.09
Vested	(13,080)	34.39
Forfeited	—	—
Nonvested at June 30, 2008	91,803	31.13

As of June 30, 2008, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.57 years.  The total fair value of shares vested during the six months ended June 30, 2008 was $843,000.

Note 10 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2008, commitments to extend credit and standby letters of credit totaled $523.0 million.  The Company does not anticipate any material losses as a result of these transactions.

Note 11 – Fair Value

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Note 11 – Fair Value (continued)

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets (although the Company has no such investments).  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2 and are at cost.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$215,834	$527	$215,307	$—

There were no gains or losses for the six months ended June 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at June 30, 2008.

Note 11 – Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,700	$—	$1,700	$—

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiaries:  South Carolina Bank and Trust, N.A. and South Carolina Bank and Trust of the Piedmont, N.A., both national banks that opened for business in 1934 and 1996, respectively.  On November 30, 2007, we acquired our third banking subsidiary, The Scottish Bank, N.A. (“TSB”).  We do not engage in any significant operations other than the ownership of these banking subsidiaries.

At June 30, 2008, we had approximately $2.8 billion in assets and approximately 711 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 as well as results for the six months ended June 30, 2008 and 2007, and also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007 and June 30, 2007.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

We measure our progress based on soundness, profitability, and growth.  Strong loan growth, solid asset quality and careful expense control led to higher consolidated net income for the second quarter of 2008 despite an extremely challenging banking and economic environment.  Taxable equivalent net interest margin compressed by 4 basis points compared to the same quarter in June 30, 2007, and by 1 basis point for the six months ended June 30, 2008 compared to June 30, 2007.  This minimal decline was the result of aggressively managing our deposit funding sources, continued solid asset quality and strong loan growth.  Our focus on expense control during the second quarter led to a lower efficiency ratio of 62.27% as compared to 65.34% in the second quarter of 2007.

Our company achieved an increase in consolidated net income compared to the second quarter of 2007, while maintaining strong credit quality and growing our loan portfolio.  The following key operating highlights for the second quarter of 2008 are outlined below:

•                  Consolidated net income increased 10.4% to $6.1 million in the second quarter of 2008 (which includes $273,000 related to TSB), as compared to $5.6 million in the second quarter of 2007.

•                  Diluted earnings per share (“EPS”) remained at $0.60 for the second quarter of 2008.  An increase in common shares issued and outstanding due to the TSB acquisition caused diluted EPS to remain unchanged even though consolidated net income increased from the second quarter of 2007.

•                  A 15.0% increase in noninterest income, increases in earning assets due to strong loan growth, and careful control of noninterest expense led to higher consolidated net income for the second quarter of 2008.  While our provision for loan losses increased during the second quarter, we were able to offset the increase by focusing on expense control during a challenging economic environment.

•                  We experienced a decrease of 9 basis points in return on average assets (“ROAA”) and 214 basis points in return on average equity (“ROAE”) compared to the quarter ended June 30, 2007, due primarily to the acquisition of TSB during the latter part of the fourth quarter of 2007.  This acquisition increased both assets and equity faster than the earnings increased.  In a linked quarter comparison, ROAA and ROAE increased by 1 basis point and 12 basis points, respectively, for the quarter ended June 30, 2008 compared to the quarter ended March 31, 2008.

•                  Return on average tangible equity increased on a linked quarter comparison by 5 basis points for the quarter ended June 30, 2008 compared to the quarter ended March 31, 2008, but decreased on a quarter-to-quarter comparison by 75 basis points, also due to the acquisition of TSB.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Figures and Ratios	2008	2007	2008	2007

Return on average assets (annualized)	0.91%	1.00%	0.91%	0.98%
Return on average equity (annualized)	11.13%	13.27%	11.07%	13.08%
Return on average tangible equity (annualized)	16.18%	16.93%	16.15%	17.03%
Average shareholders’ equity (in thousands)	$222,274	$168,376	$221,463	$166,273

Net Interest Income and Margin

Summary

We have been able to increase non-taxable equivalent net interest income despite the Federal Reserve’s dramatic rate reductions of 225 basis points during the first six months of 2008.  Non-taxable equivalent and taxable equivalent net margin compressed by 4 basis points from the second quarter of 2007; however, we experienced margin expansion of 2 basis points from the first quarter of 2008.  Margin compression on a quarter-to-quarter comparison was largely driven by the volume increase in new loans priced at lower market interest rates during the three months ended June 30, 2008, even as we aggressively reduced our pricing on deposits and made use of other funding sources.  Compared to the first quarter of 2008, the expansion was partially driven by reducing deposit and funding rates in step with the Fed Funds rate more quickly than average yields on interest-earning assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Non-TE net interest income	$23,562	$19,764	$46,476	$38,598
Non-TE yield on interest-earning assets	6.16%	7.08%	6.39%	7.04%
Non-TE rate on interest-bearing liabilities	2.78%	3.84%	3.06%	3.83%
Non-TE net interest margin	3.77%	3.81%	3.76%	3.77%
TE net interest margin	3.81%	3.85%	3.80%	3.81%

Non-taxable equivalent net interest income increased 19.2% in the second quarter of 2008 compared to the same period in 2007.  Some key highlights are outlined below:

•                  Average earning assets increased 20.8% to $2.51 billion in the second quarter of 2008 compared to the same period last year due to the acquisition of TSB which increased average earning assets by $199.4 million for the second quarter of 2008.  Excluding TSB, the increase is primarily reflected within commercial real estate loans of the loan portfolio and investment securities.

•                  Non-taxable equivalent yield on interest-earning assets for the second quarter of 2008 decreased 92 basis points from the comparable period in 2007, and by 47 basis points compared to the first quarter of 2008.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the second quarter of 2008 decreased 106 basis points from the same period in 2007, and by 56 basis points compared to the first quarter of 2008.  This is a reflection of the impact of  the Company’s adjusting rates on all deposit accounts as quickly as we could in the first quarter of 2008, given the dramatic reduction in interest rates by the Federal Reserve Board.

•                  Taxable equivalent net interest margin decreased by 4 basis points to 3.81% for the second quarter of 2008, compared to 3.85% for the second quarter of 2007.  Compared to the first quarter of 2008, taxable equivalent net interest margin expanded by 2 basis points primarily attributable to the rapid pace of the Federal Reserve’s rate cuts and our growth in loans.

Loans

Loans acquired in the TSB merger and growth in core commercial real estate loans drove the increase in total loans (excluding mortgage loans held for sale) in the second quarter of 2008 from the comparable period in 2007.  Total loans grew 24.4% from the balance at June 30, 2007 and an annualized 18.9% from the balance at March 31, 2008.  Total loans, net of deferred loan costs and fees, at June 30, 2008 were $2.2 billion compared to $1.8 billion at June 30, 2007.  The increase was driven in part by $156.2 million in loans acquired in the TSB merger.  Excluding the TSB acquisition, our loans grew $284.2 million, or 15.7%, from the amount at June 30, 2007.

Loans are our largest category of earning assets and commercial real estate loans represented approximately 40.9% of our total loans as of June 30, 2008.  Commercial real estate in Note 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements also includes owner occupied commercial real estate not reflected in the percentage above.  At June 30, 2008, consumer construction and development loans represented 8.3% of our total loan portfolio.  Consumer construction and development loans were comprised of $132.9 million in lot loans and $54.5 million in construction loans, which represented 5.9% and 2.4%, respectively, of our total loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Average total loans	$2,188,036	$1,783,715	$2,154,925	$1,774,970
Interest income on total loans	34,737	32,929	71,122	64,725
Non-TE yield	6.39%	7.40%	6.64%	7.35%

Interest earned on loans increased 5.5% in the second quarter of 2008 compared to the second quarter of 2007.  Some key highlights for the quarter ended June 30, 2008 are outlined below:

•                  Average total loans in the second quarter of 2008 increased 22.7%, as compared to the second quarter of 2007, leading to a volume-driven increase in interest income even though the average yield fell.

•                  Commercial real estate loans (including owner occupied commercial real estate) increased $349.7 million, or 40.0%, to $1.2 billion from June 30, 2007.  Core commercial real estate loans increased $257.0 million, or 29.4%, from the same quarter in 2007.

•                  Commercial non-real estate loans increased $17.3 million, or 8.5%, to $222.2 million from the amount at June 30, 2007.  Core commercial non-real estate loans decreased $7.1 million, or 3.5%, from the same quarter in 2007.

•                  Our non-taxable equivalent yield decreased by 101 basis points compared to the yield for the second quarter of 2007.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2008, the composition of the portfolio remained relatively consistent with the composition at June 30, 2007.  During the second quarter of 2008, we continued to slightly lengthen the average life of the portfolio in response to the Federal Reserve’s easing cycle that started in late 2007.  At June 30, 2008, investment securities were $256.4 million, compared to $258.5 million at December 31, 2007 and $234.8 million at June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Average investment securities	$247,759	$227,343	$253,035	$220,722
Interest income on investment securities	3,189	2,833	6,517	5,479
Non-TE yield	5.18%	5.00%	5.18%	5.00%

Interest earned on investment securities increased 12.6% in the second quarter of 2008 compared to the second quarter of 2007.  The increase resulted from a 16 basis point increase on the yield on taxable investment securities and a 4.0% increase in balances of average taxable investment securities.  The average yield of tax-exempt investment securities increased 27 basis points and the average balance increased 49.2% from the second quarter of 2007.  The increase in the average balances of securities primarily resulted from the acquisition of TSB during the latter part of the fourth quarter of 2007.

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

At June 30, 2008, we had 95 securities available for sale in an unrealized loss position, which totaled $5.2 million.  Information pertaining to our securities available for sale with gross unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2008:
Government-sponsored enterprises	$62	$6,530	$—	$—
State and municipal	316	9,650	—	—
Mortgage-backed	1,205	63,146	68	1,438
FHLMC preferred*	2,020	8,230	—	—
Trust preferred	1,113	7,362	336	2,645
Other corporate bonds	34	343	—	—
	$4,750	$95,261	$404	$4,083

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2007:
Government-sponsored enterprises	$49	$15,480	$3	$4,997
State and municipal	89	5,314	—	—
Mortgage-backed	32	7,545	200	21,178
FHLMC preferred*	220	5,780	—	—
Trust preferred	19	2,962	—	—
	$409	$37,081	$203	$26,175

* Securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”)

During the second quarter of 2008, 29 additional securities moved into an unrealized loss position, of which four were trust preferred securities which totaled $1.1 million.  The majority of our unrealized losses as of June 30, 2008 continue to result from changes in six Freddie Mac preferred securities and five trust preferred securities due to significant changes in market interest rates and increased spreads to U.S. Treasury securities.  All of these investment securities continue to perform as scheduled. We have the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers, therefore, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

Subsequent to June 30, 2008, the market value of the Freddie Mac preferred securities continued their decline.  At July 31, 2008, the Freddie Mac preferred securities and trust preferred securities had gross unrealized losses of $4.2 million and $1.3 million, respectively, in a continuous unrealized loss position less than twelve months.

During the second quarter of 2008, we sold an equity security which resulted in a realized gain of $340,000.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, certificates of deposits (“CDs”), other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Average interest-bearing liabilities	$2,158,405	$1,772,683	$2,138,516	$1,765,578
Interest expense	14,927	16,964	32,547	33,530
Average rate	2.78%	3.84%	3.06%	3.83%

Interest expense on interest-bearing liabilities decreased 12.0% in the second quarter of 2008 compared to the second quarter of 2007, driven largely by a decrease in the average rates on transaction and money market balances and federal funds purchased and securities sold under agreements to repurchase.  In addition, we experienced a 106 basis point decrease in the average rate on all interest-bearing liabilities with decreases in every category.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended June 30, 2008 grew 16.8% compared to the same period in 2007.

•                  Interest-bearing deposits grew 15.8% to $1.7 billion at June 30, 2008 from the period end balance at June 30, 2007, and increased $34.0 million, or 8.0% annualized from the balance at December 31, 2007.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2008 decreased 116 basis points from the comparable period in 2007, which caused interest expense to decrease by $1.6 million for the second quarter of 2008.

•                  Average federal funds purchased and securities sold under agreements to repurchase increased 46.4%, up $91.7 million from the average balance in the second quarter of 2007.  The Federal Reserve has held the federal funds rate to 2.00%, and we continued to elect to meet a greater portion of our funding needs through these non-deposit sources.  The average rate for the three months ended June 30, 2008 decreased 267 basis points from the comparable period in 2007, which caused interest expense to decrease by $890,000.

•                  Interest expense on average interest-bearing liabilities decreased $2.0 million, or 12.0%, for the three months ended June 30, 2008 from the comparable period in 2007 even though total interest-bearing liabilities increased $385.7 million for the second quarter of 2008.  This resulted from a 106 basis point drop in the average rate on total interest-bearing liabilities.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our banks with “interest-free” sources of funds.  Average noninterest-bearing deposits grew $36.4 million, or 13.1%, to $313.9 million in the second quarter of 2008 compared to the second quarter of 2007.  From the first quarter of 2008, average noninterest-bearing deposits grew $9.3 million, or 3.1%.

For the six months ended June 30, 2008, new demand deposit transaction accounts grew by 22.2% compared to the same period in 2007.  We grew new business demand deposit accounts by 14.4% during the six months ended June 30, 2008 compared to the prior period in 2007.  Our customers opened approximately 9,500 new demand deposit checking accounts (approximately 7,600 personal accounts and 1,900 business accounts) during the first six months of 2008 compared to the first six months of 2007.  New savings accounts during the first six months of 2008 grew 37.4% to approximately 3,700, as compared to new savings accounts during the first six months of 2007.

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

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$27,335	$22,955	$26,570	$22,668
Loans charged-off	(1,153)	(684)	(1,884)	(1,413)
Recoveries	246	298	497	532
Net charge-offs	(907)	(386)	(1,387)	(881)
Provision for loan losses	2,332	800	3,577	1,582
Balance at end of period	$28,760	$23,369	$28,760	$23,369

Total loans:
At period end	$2,246,353	$1,806,000	$2,246,353	$1,806,000
Average	2,188,036	1,783,715	2,154,925	1,774,970
As a percentage of average loans (annualized):
Net charge-offs	0.17%	0.09%	0.13%	0.10%
Provision for loan losses	0.43%	0.18%	0.33%	0.18%
Allowance as a percentage of period end loans	1.28%	1.29%	1.28%	1.29%
Allowance as a percentage of period end non-performing loans (“NPLs”)	388.96%	542.20%	388.96%	542.20%

The provision for loan losses as a percent of average loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the second quarter of 2008 compared to year end 2007.  Additionally, there is continued concern about the economy as a whole and the market conditions throughout the Southeast.  The allowance for loan losses as a percent of total loans has slightly decreased due to the inclusion of the TSB loan portfolio where the allowance for loan losses to loans was lower, which is reflective of its minimal net charge offs, lower relative level of non-performing loans (assets), and fewer past due loans to date, historically.

The table below summarizes our nonperforming assets (“NPAs”).

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Non accrual loans	$6,897	$5,353	$3,315
Accruing loans past due 90 days or more	497	985	995
Total nonperforming loans	7,394	6,338	4,310
Other real estate owned (“OREO”)	1,140	490	771
Other nonperforming assets	181	82	—
Total nonperforming assets	$8,715	$6,910	$5,081

Total NPLs as a % of total loans	0.33%	0.30%	0.24%
Total NPAs as a % of total loans and OREO	0.39%	0.33%	0.28%
Total NPAs as a % of total assets	0.31%	0.27%	0.22%

In the table above, other nonperforming assets consist of non-real estate such as vehicles repossessed and OREO which includes certain real estate acquired as a result of foreclosure and property not intended for bank use.  The increase in non-accrual loans and OREO from the end of 2007 is reflective of the pressure on the real estate market and economy.  Both of these factors can have a negative impact on real estate absorption rates and nonperforming assets could continue to rise, as they have over the past year.

Overall, our loan portfolio remains well within our historical trends in terms of charge-offs and NPAs as a percentage of total loans.  Given the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans including in-house and independent review of larger transactions and updating credit scores on all consumer real estate loans.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Service charges on deposit accounts	$4,032	$3,639	$7,837	$7,043
Mortgage banking income	1,240	1,091	2,270	2,102
Bankcard services income	1,276	1,038	2,432	2,015
Trust and investment services income	681	651	1,377	1,274
Securities gains, net	340	42	340	42
Other	558	609	1,376	1,207
Total noninterest income	$8,127	$7,070	$15,632	$13,683

Noninterest income increased 15.0% in the second quarter of 2008 as compared to the same period in 2007.  The quarterly increases are the result of the following:

•                  Service charges on deposit accounts increased 10.8%, driven primarily by an increase in non-sufficient funds and return check charges.

•                  Mortgage banking income increased 13.7%, driven by a slight increase in service release premiums for the second quarter.  Production in secondary market mortgages continues to slow down compared to the second quarter of 2007 due to the overall slowdown within the real estate industry and the industry-wide tightening of credit relative to mortgage lending.

•                  Bankcard services income increased 22.9%, driven largely by the number of new accounts opened in the second quarter and more customers using our debit cards.  Debit card income and credit card income contributed 63.4% and 25.4%, respectively, of the total increase in bankcard services income.

•                  Trust and investment services income increased 4.6%, driven primarily by an increase in trust assets under management to approximately $170.6 million, which led to higher trust income during the second quarter of 2008.  Compared to the first quarter of 2008, trust assets under management decreased by $12.3 million primarily as a result of a few large relationships moving their accounts and several clients selling trust assets to pay their tax obligations.

•                  We sold shares of an equity security and recorded a pre-tax gain of $340,000 during the second quarter of 2008.

•                  Other noninterest income decreased 8.4%, primarily driven by our decision to bring the bank certified check product in-house.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Salaries and employee benefits	$10,863	$9,894	$22,084	$19,296
Furniture and equipment	1,573	1,388	3,090	2,768
Net occupancy expense	1,494	1,237	2,992	2,338
Information services expense	1,141	1,115	2,320	2,113
Advertising and marketing	1,092	842	2,011	1,448
Business development and staff related	493	528	1,113	1,114
Professional fees	507	525	1,041	1,009
Amortization of intangibles	145	125	289	252
Other	2,387	1,976	4,884	4,343
Total noninterest expense	$19,695	$17,630	$39,824	$34,681

Noninterest expense increased 11.7% in the second quarter of 2008 compared to the same period in 2007.  The quarterly increases primarily resulted from the following:

•                  Salaries and employee benefits expense increased 9.8%, driven mainly by additional employees acquired in the TSB merger.  Excluding TSB, salaries and benefits expense increased 2.8% or $274,000, compared to the second quarter of 2007.  We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives in 2008.

•                  Furniture and equipment expense and net occupancy expense increased 13.3% and 20.8%, respectively, as a result of additional financial centers acquired in the TSB acquisition in the fourth quarter of 2007.

•                  Advertising and marketing expense increased 29.7%, driven by advertising related to deposit pricing given the reduction in rates by the Federal Reserve and an increase in debit card rewards expense as more customers used their SCBT debit cards.

•                  Other noninterest expense increased 20.8%, due primarily to a $215,000 increase in FDIC insurance premiums.  We expected our premiums to increase as we have already used in prior periods the one-time credit provided under the FDIC’s amended assessment structure.

Income Tax Expense

The Company’s effective income tax rate increased to 36.4% at June 30, 2008 compared to 33.7% at June 30, 2007.  The higher effective tax rate in 2008 is reflective of changes in various permanent differences, and an increase in the effective rate projected for fiscal year 2008 compared to 2007.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2008, shareholders’ equity was $221.5 million, an increase of $6.4 million, or 3.0%, from $215.1 million at December 31, 2007.  Shareholders’ equity has increased 30.4%, or $51.6 million, from June 30, 2007.  The quarter-to-quarter comparison reflects the issuance of $34.0 million in equity related to the TSB acquisition. Excluding the TSB acquisition, shareholders’ equity increased 8.6%, or $17.6 million, from June 30, 2007.

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

Capital Adequacy Ratios

	June 30,	December 31,	June 30,
	2008	2007	2007

Tier 1 risk-based capital	9.41%	9.64%	10.05%
Total risk-based capital	10.66%	10.89%	11.31%
Tier 1 leverage	7.66%	8.42%	8.10%

Compared to December 31, 2007, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratios have decreased primarily because of the growth in loans during the six months ended June 30, 2008.  Our capital ratios are currently in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

In the first six months of 2008, we increased both deposits and non-deposit sources of funding.  Compared to the fourth quarter of 2007, we slightly lengthened the terms of borrowed funds to lock in relatively low rates that were available.  We continue to emphasize shorter maturities of funds in anticipation of an ongoing accommodative Federal Reserve monetary policy.  Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time.  We expect that these conditions will generally be of a short-term nature.  Under such circumstances, the banks’ federal funds sold position, if any, serves as the primary source of immediate liquidity.  At June 30, 2008, our banks had federal funds credit lines of $154.1 million available.  Subsequent to June 30, 2008, our banks acquired an additional $125.0 million available as an additional source of funding.  If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  In addition, we could seek alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  At June 30, 2008, our banks had an FHLB credit facility of $47.9 million available.  We believe that our liquidity position continues to be adequate.

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

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2008, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $57.4 million at June 30, 2008. Based on these criteria, we had six such credit concentrations at June 30, 2008, including $262.5 million of loans to borrowers engaged in other activities related to real estate, $91.5 million of loans to lessors of nonresidential buildings, $78.5 million of loans to religious organizations, $75.2 million of loans to borrowers constructing new single family housing, $74.4 million of loans to physicians for office buildings and $73.3 million of loans for land subdivision.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2008 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	—		$—	—	147,872
May 1 - May 31	699	*	34.62	—	147,872
June 1 - June 30	—		—	—	147,872

Total	699			—	147,872

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of SCBT Financial Corporation held on April 22, 2008, the following proposals were submitted to a vote of the holders of SCBT Financial Corporation’s common stock voting as indicated:

1) Approval of a proposal to elect the following individuals as directors of SCBT Financial Corporation:

Nominees for Director	Votes For	Votes Withheld

Luther J. Battiste, III	7,949,615	87,860
Robert R. Hill, Jr.	7,969,225	68,250
Ralph W. Norman	7,956,029	81,446
Alton C. Phillips	7,955,139	82,336
Susie H. VanHuss	7,947,017	90,458

2) Approval to ratify the appointment of Dixon Hughes PLLC as SCBT Financial Corporation’s auditors for 2008:

	Votes	% of Shares Outstanding

Voting For	7,937,574	77.93%
Voting Against	62,872	0.62%
Abstain From Voting	37,029	0.36%
Total	8,037,475	78.91%

The following individuals continue to serve as directors until our Annual Shareholders’ Meeting in the year indicated:

Directors Whose Terms Will Expire in 2011

Luther J. Battiste, III
Robert R. Hill, Jr.
Ralph W. Norman
Alton C. Phillips
Susie H. VanHuss

Directors Whose Terms Will Expire in 2010

Jimmy E. Addison
Robert R. Horger
Harry M. Mims, Jr.
James W. Roquemore
John W. Williamson, III

Directors Whose Terms Will Expire in 2009

Dalton B. Floyd, Jr.
M. Oswald Fogle
Dwight W. Frierson
Thomas E. Suggs

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2008	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 8, 2008	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and
Chief Financial Officer

Date: August 8, 2008	/s/ Karen L. Dey
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