Form 10-Q
period 2008-09-30
SCBT FINANCIAL CORP
filed 2008-11-07
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2008
Common Stock, $2.50 par value	11,242,532

SCBT Financial Corporation and Subsidiaries

September 30, 2008 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$56,813	$62,595	$46,930
Interest-bearing deposits with banks	824	3,437	2,831
Federal funds sold and securities purchased under agreements to resell	22,500	29,301	10,600
Total cash and cash equivalents	80,137	95,333	60,361
Investment securities:
Securities held to maturity (fair value of $23,547, $21,215 and $16,014, respectively)	24,560	21,457	15,962
Securities available for sale, at fair value	198,899	223,380	216,493
Other investments	15,502	13,472	10,235
Total investment securities	238,961	258,309	242,690
Loans held for sale	11,419	17,351	13,921
Loans	2,279,726	2,083,047	1,842,226
Less allowance for loan losses	(29,199)	(26,570)	(23,822)
Loans, net	2,250,527	2,056,477	1,818,404
Premises and equipment, net	64,056	55,454	52,504
Goodwill	62,888	61,709	32,313
Other assets	58,757	52,550	47,050
Total assets	$2,766,745	$2,597,183	$2,267,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$313,700	$315,791	$293,388
Interest-bearing	1,825,027	1,612,098	1,520,454
Total deposits	2,138,727	1,927,889	1,813,842

Federal funds purchased and securities sold under agreements to repurchase	224,328	296,186	172,496
Other borrowings	172,738	143,860	88,865
Other liabilities	11,365	14,183	16,568
Total liabilities	2,547,158	2,382,118	2,091,771

Shareholders’ equity:
Common stock - $2.50 par value; authorized 40,000,000 shares; 10,225,776, 10,160,432 and 9,201,820 shares issued and outstanding	25,564	25,401	23,005
Surplus	141,911	140,652	108,367
Retained earnings	57,534	50,499	46,923
Accumulated other comprehensive loss	(5,422)	(1,487)	(2,823)
Total shareholders’ equity	219,587	215,065	175,472
Total liabilities and shareholders’ equity	$2,766,745	$2,597,183	$2,267,243

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

 (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Interest income:
Loans	$35,727	$34,332	$107,528	$99,829
Investment securities:
Taxable	2,760	2,646	8,356	7,482
Tax-exempt	291	308	1,212	951
Federal funds sold and securities purchased under agreements to resell	177	498	835	1,567
Deposits with banks	3	83	50	165
Total interest income	38,958	37,867	117,981	109,994
Interest expense:
Deposits	11,231	13,925	36,527	39,412
Federal funds purchased and securities sold under agreements to repurchase	1,392	2,132	5,069	6,677
Other borrowings	1,678	1,322	5,252	4,820
Total interest expense	14,301	17,379	46,848	50,909

Net interest income	24,657	20,488	71,133	59,085
Provision for loan losses	2,785	1,161	6,362	2,743
Net interest income after provision for loan losses	21,872	19,327	64,771	56,342
Noninterest income:
Service charges on deposit accounts	4,157	3,909	11,994	10,952
Bankcard services income	1,247	1,051	3,679	3,067
Mortgage banking income	507	863	2,777	2,964
Trust and investment services income	725	697	2,102	1,971
Securities gains (losses), net	(9,760)	—	(9,420)	42
Other	431	584	1,807	1,791
Total noninterest income (loss)	(2,693)	7,104	12,939	20,787
Noninterest expense:
Salaries and employee benefits	10,164	9,685	32,248	28,981
Furniture and equipment expense	1,577	1,459	4,667	4,227
Net occupancy expense	1,528	1,247	4,520	3,585
Advertising and marketing	771	985	2,782	2,432
Professional fees	597	513	1,638	1,522
Amortization of intangibles	144	125	433	377
Other	4,315	3,809	12,632	11,379
Total noninterest expense	19,096	17,823	58,920	52,503
Earnings:
Income before provision for income taxes	83	8,608	18,790	24,626
Provision for income taxes	(41)	2,966	6,554	8,203
Net income	$124	$5,642	$12,236	$16,423
Earnings per share:
Basic	$0.01	$0.61	$1.21	$1.79
Diluted	$0.01	$0.61	$1.19	$1.78

Dividends per share	$0.17	$0.17	$0.51	$0.51

Weighted-average common shares outstanding:
Basic	10,121	9,201	10,111	9,190
Diluted	10,274	9,212	10,252	9,221

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2008 and 2007

 (Dollars in thousands, except per share data)

			Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount

Balance, December 31, 2006	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	—	—	—	16,423	—	16,423
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	694	694
Total comprehensive income						17,117
Cash dividends declared at $.51 per share	—	—	—	(4,661)	—	(4,661)
Stock options exercised	7,451	20	125	—	—	145
Employee stock purchases	9,577	23	325	—	—	348
Restricted stock awards	32,356	81	(81)	—	—	—
Common stock repurchased	(2,474)	(6)	(86)	—	—	(92)
Share-based compensation expense	—	—	727	—	—	727
Common stock dividend of 5%, record date, March 9, 2007	435,764	1,089	15,258	(16,347)	—	—
Balance, September 30, 2007	9,201,820	$23,005	$108,367	$46,923	$(2,823)	$175,472

Balance, December 31, 2007	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	12,236	—	12,236
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(3,935)	(3,935)
Total comprehensive income						8,301
Cash dividends declared at $.51 per share	—	—	—	(5,201)	—	(5,201)
Stock options exercised	8,266	21	157	—	—	178
Employee stock purchases	12,960	32	297	—	—	329
Restricted stock awards	48,089	120	(120)	—	—	—
Common stock repurchased	(3,971)	(10)	(118)	—	—	(128)
Share-based compensation expense	—	—	1,043	—	—	1,043
Balance, September 30, 2008	10,225,776	$25,564	$141,911	$57,534	$(5,422)	$219,587

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

 (Dollars in thousands)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net income	$12,236	$16,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,719	3,148
Provision for loan losses	6,362	2,743
Other-than-temporary impairment on securities	9,760	—
Gain on sale of securities	(340)	(42)
Share-based compensation expense	1,043	727
(Gain) loss on disposal of premises and equipment	23	(8)
Net accretion of investment securities	(205)	(149)
Net change in loans held for sale	5,932	9,315
Net change in miscellaneous assets and liabilities	(8,286)	(611)
Net cash provided by operating activities	30,244	31,546
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,020	—
Proceeds from maturities and calls of investment securities held to maturity	3,595	3,295
Proceeds from maturities and calls of investment securities available for sale	63,393	27,079
Proceeds from sales of other investment securities	1,329	4,502
Purchases of investment securities held to maturity	(6,679)	(1,157)
Purchases of investment securities available for sale	(56,810)	(60,337)
Purchases of other investment securities	(3,019)	(4,571)
Net increase in customer loans	(200,410)	(82,985)
Purchases of premises and equipment	(11,945)	(6,193)
Proceeds from sale of premises and equipment	17	93
Net cash used in investing activities	(208,509)	(120,274)
Cash flows from financing activities:
Net increase in deposits	210,837	107,127
Net decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(75,839)	(32,109)
Proceeds from FHLB advances	185,400	155,000
Repayment of FHLB advances	(152,507)	(155,075)
Common stock issuance	329	348
Common stock repurchased	(128)	(92)
Dividends paid	(5,201)	(4,661)
Stock options exercised	178	145
Net cash provided by financing activities	163,069	70,683
Net decrease in cash and cash equivalents	(15,196)	(18,045)
Cash and cash equivalents at beginning of period	95,333	78,406
Cash and cash equivalents at end of period	$80,137	$60,361

Supplemental Disclosures:
Cash paid for:
Interest	$48,845	$50,718
Income taxes	$10,091	$8,699

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 – Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued (see “Investment Securities” under Note 11 – Fair Value).

In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The guidance in this FSP applies to the calculation of earnings per share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008.  The Company is currently evaluating the effects of this FSP on its EPS calculation and related disclosures.

In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157.  FAS 157-1 removes fair value measurements that are used in lease accounting from the scope of FASB Statement No. 157, Fair Value Measurements.  FAS 157-2 defers, for one year, the requirement to apply FAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are not remeasured at least annually.  The Company is currently evaluating the effects that FAS 157-1 will have on the financial condition, results of operations and the disclosures that will be presented in the consolidated financial statements.

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

Note 2 – Recent Accounting Pronouncements (continued)

Beginning January 1, 2008, the Company can prospectively elect to apply Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, and measure selected financial assets and liabilities at fair value on a contract-by-contract basis.  After evaluating the guidance contained in the Statement, the Company has decided not to elect the fair value option for any financial assets or liabilities as of September 30, 2008.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations.  The statement will significantly change how entities apply the acquisition method to business combinations.  The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date for purposes of measuring consideration paid will be the date at which the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, Statement 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  The Company will prospectively apply Statement 141(R) to all business combinations completed on or after January 1, 2009.  The Company has no business combinations currently scheduled.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which revises the reporting of assets and liabilities for pensions and other post-retirement benefits.  The Company has now adopted the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for the year ending December 31, 2008.

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

The changes in the carrying amount of goodwill for the period ended September 30, 2008 are as follows:

(Dollars in thousands)
Balance, December 31, 2007	$61,709
Increases (decreases) related to TSB acquisition:
Additional cash paid in lieu of fractional shares	13
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset	332
Reduction in accrued merger costs from initial estimate, net of tax	(10)
Total increases related to TSB acquisition	335
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset in the Sun Bancshares, Inc. and New Commerce Bancorp acquisitions	844
Balance, September 30, 2008	$62,888

Note 4 – Mergers and Acquisitions

On November 30, 2007, the Company acquired in a merger 100% of the outstanding stock of TSB, including its wholly-owned subsidiary, The Scottish Bank, headquartered in Charlotte, NC.  As a part of the acquisition, the Company incurred certain merger costs related to the acquisition of TSB.  Presented in the table below is the activity in accrued merger costs related to the TSB transaction during the quarter ended September 30, 2008:

	Beginning Balance December 31, 2007	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance September 30, 2008

(Dollars in thousands)

Severance and related costs	$491	$—	$—	$(464)	$27
Professional fees	680	(5)	—	(675)	—
Contract termination costs	105	(5)	—	(100)	—
Other merger-related expenses	125	(6)	—	(119)	—
Totals	$1,401	$(16)	$—	$(1,358)	$27

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

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Real estate:
Commercial	$1,259,007	$1,075,423	$928,044
Consumer residential mortgage	278,149	256,609	233,851
Consumer construction and development	187,606	202,413	189,075
Commercial	209,376	245,069	203,593
Home equity loans	212,131	164,104	136,538
Consumer	101,683	117,650	120,521
Other loans	31,774	21,779	30,604
Total loans	2,279,726	2,083,047	1,842,226
Less, allowance for loan losses	(29,199)	(26,570)	(23,822)
Loans, net	$2,250,527	$2,056,477	$1,818,404

An analysis of the changes in the allowance for loan losses is as follows:

	September 30,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$26,570	$22,668
Loans charged-off	(4,474)	(2,325)
Recoveries of loans previously charged-off	741	736
Net charge-offs	(3,733)	(1,589)
Provision for loan losses	6,362	2,743
Balance at end of period	$29,199	$23,822

Note 5 – Loans and Allowance for Loan Losses (continued)

At September 30, 2008 and 2007, there were $10.8 million and $4.1 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan.  Specific reserves allocated to these impaired loans totaled $525,000 and $106,000 at September 30, 2008 and 2007, respectively.  At September 30, 2008, there were approximately $3.4 million of impaired loans with specific reserves of approximately $525,000.  At September 30, 2008, there were approximately $7.4 million in impaired loans for which no specific reserve had been recognized.  The average recorded investments in impaired loans for the quarters ended September 30, 2008 and 2007 were $859,000 and $230,000, respectively.

Note 6 – Deposits

The Company’s total deposits are comprised of the following:

	September 30, 2008	December 31, 2007	September 30, 2007
(Dollars in thousands)

Certificates of deposit	$1,116,379	$886,330	$833,050
Interest-bearing demand deposits	558,589	588,289	544,759
Demand deposits	313,700	315,791	293,388
Savings deposits	147,562	137,129	128,153
Other time deposits	2,497	350	14,492
Total deposits	$2,138,727	$1,927,889	$1,813,842

The aggregate amount of time deposits in denominations of $100,000 or more at September 30, 2008, December 31, 2007, and September 30, 2007 was $509.7 million, $427.2 million and $396.2 million, respectively.  The Company had brokered certificates of deposits of $106.2 million, $622,000 and $8.9 million, respectively, at September 30, 2008, December 31, 2007, and September 30, 2007.

Note 7 – Other Borrowings

On September 22, 2008, the Company borrowed $15 million under a Subordinated Term Loan Agreement with a maturity date of September 30, 2015.  The unsecured subordinated term loan bears interest at three-month LIBOR for such interest period plus 3.50% per annum, payable quarterly.  The Company may prepay at par without premium.  The subordinated debt qualifies as Tier 2 regulatory capital for the first two years, with the capital treatment phasing out twenty percent per year thereafter.

Note 8 – Retirement Plans

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

Note 8 – Retirement Plans (continued)

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$165	$167	$497	$500
Interest cost	258	231	773	692
Expected return on plan assets	(336)	(301)	(1,006)	(901)
Amortization of prior service cost	(43)	(43)	(130)	(130)
Recognized net actuarial loss	79	104	236	313
Net periodic pension expense	$123	$158	$370	$474

The Company contributed $195,000 and $585,000 to the pension plan for the three and nine months ended September 30, 2008 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

Note 9 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands)	2008	2007	2008	2007
Basic earnings per share:
Net income	$124	$5,642	$12,236	$16,423

Weighted-average basic shares	10,121	9,201	10,111	9,190
Basic earnings per share	$0.01	$0.61	$1.21	$1.79

Diluted earnings per share:
Net income	$124	$5,642	$12,236	$16,423

Weighted-average basic shares	10,121	9,201	10,111	9,190
Effect of dilutive securities	153	11	141	31
Weighted-average dilutive shares	10,274	9,212	10,252	9,221
Diluted earnings per share	$0.01	$0.61	$1.19	$1.78

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Number of shares	45,545	43,545	57,095	41,445
Range of exercise prices	$34.65 - $39.74	$34.65 - $39.74	$32.82 - $39.74	$37.70 - $39.74

Note 10 – Share-Based Compensation

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

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2008	336,384	$26.33
Granted	29,482	31.50
Exercised	(8,266)	21.59
Expired/Forfeited	(225)	27.07
Outstanding at September 30, 2008	357,375	26.84	5.60	$3,915

Exercisable at September 30, 2008	282,893	24.90	4.92	$3,616

Weighted-average fair value of options granted during the year	$10.77

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

Note 10 – Share-Based Compensation (continued)

Restricted Stock

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.  Grants to employees have typically vested over a 48-month period, and beginning in 2007, some grants cliff vest after four years.  Also, some grants issued during 2008 to certain employees cliff vest after ten years.  Grants to non-employee directors typically vest within a 12-month period.

Nonvested restricted stock for the nine months ended September 30, 2008 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2008	69,919	$31.75
Granted	48,089	32.37
Vested	(14,971)	34.56
Forfeited	—	—
Nonvested at September 30, 2008	103,037	31.64

As of September 30, 2008, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over a weighted-average period of 3.64 years.  The total fair value of shares vested during the nine months ended September 30, 2008 was $916,000.

Note 11 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2008, commitments to extend credit and standby letters of credit totaled $544.8 million.  The Company does not anticipate any material losses as a result of these transactions.

Note 12 – Fair Value

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

Note 12 – Fair Value (continued)

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets (although the Company has no such investments).  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

Pooled trust preferred securities are Level 2 securities under SFAS 157’s three-tier fair value hierarchy.  Market prices for these securities were obtained by using a pricing model which uses primarily observable market data including stated LIBOR spreads, maturity dates and securities ratings.  Additionally, duration assumptions are derived from similar Treasury securities.   Lastly, the pricing model includes an estimated liquidity discount which is assumed into the spread and is not an observable market input (Level 3).

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$198,899	$1,008	$197,891	$—

Note 12 – Fair Value (continued)

For fair value measurements using significant unobservable inputs (Level 3), there were no gains or losses for the nine months ended September 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at September 30, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

(Dollars in thousands)	Fair Value September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,912	$—	$2,912	$—

Note 13 – Other-Than-Temporary Impairment

The Company recognized a $9.8 million other-than-temporary impairment (“OTTI”) charge on Freddie Mac preferred securities for the three and nine months ended September 30, 2008.  The Company evaluated the income tax benefit related to the OTTI charge recorded on these securities and determined that the Company had enough capital gains in existing assets to recognize the full tax benefit related to the OTTI charge.  Further, the Company began to develop the appropriate tax strategy to support these capital gains.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 would allow the Company to recognize these losses on Freddie Mac preferred securities against ordinary income upon disposition.

At September 30, 2008, the Company had 85 securities available for sale in an unrealized loss position of $6.5 million.  The total unrealized loss position included 8 pooled trust preferred securities whose value has declined primarily as a result of the demise of an active market for these securities, these trust preferred securities had a $4.9 million unrealized loss position at September 30, 2008.  The Company continues to evaluate these securities and has the ability and intent to hold all securities within the investment portfolio until their maturity or until the value recovers.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

Note 14 – Subsequent Events

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and grants the U.S. Secretary of the Treasury with the authority to purchase troubled assets from financial institutions in accordance with the Troubled Assets Relief Program.  If the Company were to participate in the Treasury Department’s Capital Purchase Program, the Company estimates that it could sell senior preferred stock in an amount between approximately $21.6 million and $64.8 million, or approximately 1% to 3% of total risk-weighted assets of $2.16 billion at September 30, 2008.  The Company is in the process of completing the application for the Treasury Capital Purchase Program and currently expects to submit it by November 14, 2008; however, no assurance can be provided regarding the amount, if any, of preferred stock capital the Company would choose to accept if it is approved as a participant.  In addition, the Company’s shareholders would need to approve the authorization of preferred stock in order for the Company to participate in the program.

On October 28, 2008, the Company issued 1,010,000 shares of its authorized but unissued common stock to certain accredited investors at $28.00 per share pursuant to a private placement transaction.  Net proceeds from this sale of common stock, estimated to be $26.8 million, are expected to be used for general corporate purposes, including supporting the continued and anticipated growth of the Company.  The issuance of these shares and receipt of the net proceeds increased the Company’s consolidated total risk-based capital ratio on a proforma basis as of September 30, 2008 to approximately 12.5%.  The Company intends to file a registration statement with the U.S. Securities and Exchange Commission to permit resale of the common shares issued in this transaction.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiaries:  SCBT, N.A. and South Carolina Bank and Trust of the Piedmont, N.A. (“Piedmont”), both national banks that opened for business in 1934 and 1996, respectively.  On November 30, 2007, we acquired our third banking subsidiary, The Scottish Bank, N.A. (“TSB”).  We do not engage in any significant operations other than the ownership of these banking subsidiaries.

At September 30, 2008, we had approximately $2.8 billion in assets and approximately 711 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 as well as results for the nine months ended September 30, 2008 and 2007, and also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007 and September 30, 2007.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Bank Subsidiary Name Change

We changed the name of our lead bank subsidiary, South Carolina Bank and Trust, N.A. to SCBT, N.A. (“SCBT”) effective September 25, 2008.  SCBT will continue to do business in the state of South Carolina as SCBT and South Carolina Bank and Trust.  In addition to the name change, we submitted an application to the Office of the Comptroller of the Currency for approval to merge TSB and Piedmont into SCBT in the fourth quarter of 2008.  After the merger, TSB will operate as North Carolina Bank and Trust (“NCBT”) and Piedmont will operate as South Carolina Bank and Trust of the Piedmont, both divisions of SCBT.

Recent Government Actions

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                 The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of market-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                 On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                 On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable (see Note 14 – Subsequent Events);

•                 On October 14, 2008, the FDIC announced the creation of  the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                 Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

•                 Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

We will participate in the TLGP’s enhanced deposit insurance program.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our subsidiary banks’ borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Provision for Loan Losses and Nonperforming Assets” below and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  Goodwill is not amortized, but is evaluated annually for impairment.  Core deposit premium costs, included in other assets in the condensed consolidated balance sheets, consist of costs that resulted from the acquisition of deposits from other commercial banks.  Core deposit premium costs represent the estimated value of long-term deposit relationships acquired in these transactions.  These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts.  The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiaries.

Other-Than-Temporary Impairment (“OTTI”)

We evaluate securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the anticipated outlook for changes in the general level of interest rates, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

We measure our progress based on soundness, profitability, and growth.  We achieved strong loan growth and maintained solid asset quality for the third quarter of 2008.  Our asset quality remained at manageable levels even while nonperforming assets as a percentage of total assets increased to 0.54% and net charge-offs increased to 0.41% annualized for the three months ended September 30, 2008.  We also achieved strong loan growth of $33.4 million during the third quarter of 2008 and growth of $281.3 million (excluding total loans acquired in the TSB transaction) from the prior comparative quarter of September 30, 2007.  Lower profitability resulted in a decrease in consolidated net income for the third quarter of 2008 caused primarily by a $9.8 million ($6.3 million, after-tax) other-than-temporary impairment (“OTTI”) charge on Freddie Mac preferred securities.  Non-taxable equivalent net interest income for the quarter increased 20.3% and non-taxable equivalent net interest margin increased 6 basis points to 3.83% from the most recent quarter of June 30, 2008.  Our continued focus on expense control and the reversal of incentive compensation expense (which will not be paid due to the OTTI charge on Freddie Mac preferred securities recorded in the third quarter of 2008) helped drive our efficiency ratio down to 59.82% for the third quarter of 2008.

The following key operating highlights for the third quarter of 2008 are outlined below:

•                  Consolidated net income decreased 97.8% to $124,000 in the third quarter of 2008 (which includes $258,000 related to TSB), as compared to $5.6 million in the third quarter of 2007.

•                  Diluted earnings per share (“EPS”) decreased to $0.01 for the third quarter of 2008 as compared to $0.61 for the comparable period in 2007.  EPS in the current period reflects an increase in common shares issued and outstanding due to the TSB acquisition.

•                  A $9.8 million OTTI charge on Freddie Mac preferred securities led to a decrease in consolidated net income for the third quarter of 2008; however, the charge was partially offset by a 20.3% increase in non-taxable equivalent net interest income.

•                  The provision for loan losses as a percent of average loans reflects an increase due to an increase in nonperforming assets and an increase in net charge-offs during the third quarter ended September 30, 2008 compared to year ended December 31, 2007.  The allowance for loan losses as a percent of total loans has slightly decreased as compared to the comparable third quarter of 2007 due to some instances where we have chosen to aggressively write down nonperforming assets in lieu of carrying a higher reserve on these assets.  This thereby lowers the level of reserves that would be posted if these write-downs had not occurred.  The rise in NPLs this quarter has lowered the coverage of NPLs by the allowance from 495% at September 30, 2007 to 236% at September 30, 2008.

•                  For the three months ended September 30, 2008, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased as a result of the $9.8 million OTTI charge on Freddie Mac preferred securities.

•                  Average shareholders’ equity increased $49.6 million, or 28.8%, from third quarter ended September 30, 2007 driven by the issuance of equity related to the TSB acquisition.  However, average shareholders’ equity decreased slightly by $279,000, or 0.1% from the second quarter ended June 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Figures and Ratios	2008	2007	2008	2007

Return on average assets (annualized)	0.02%	0.99%	0.60%	0.98%
Return on average equity (annualized)	0.22%	12.98%	7.41%	13.04%
Return on average tangible equity (annualized)	0.56%	16.58%	10.80%	16.79%
Average shareholders’ equity (in thousands)	$221,995	$172,421	$220,688	$168,345

Net Interest Income and Margin

Summary

Our taxable equivalent net interest margin declined slightly from the third quarter of 2007 as a result of the Federal Reserve’s dramatic reduction of rates during the first nine months of 2008; however, we experienced some margin expansion in the third quarter of 2008 compared to the second quarter of 2008.  Non-taxable equivalent and taxable equivalent net margin expanded by 6 and 5 basis points, respectively, from the second quarter ended June 30, 2008.  Margin expansion was largely driven by the maturity of certificates and other time deposits causing the average rate to decrease by 56 basis points during the three months ended September 30, 2008 as compared to the three months ended June 30, 2008.  Non-taxable equivalent and taxable equivalent net margin compressed by 3 basis points from the third quarter ended September 30, 2007.  Margin compression was driven by a lower average yield on loans for the three months ended September 30, 2008 as compared to the same period in 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Non-TE net interest income	$24,657	$20,488	$71,133	$59,085
Non-TE yield on interest-earning assets	6.05%	7.13%	6.27%	7.07%
Non-TE rate on interest-bearing liabilities	2.58%	3.87%	2.90%	3.84%
Non-TE net interest margin	3.83%	3.86%	3.78%	3.80%
TE net interest margin	3.86%	3.89%	3.82%	3.83%

Non-taxable equivalent net interest income increased $4.2 million, or 20.3%, in the third quarter of 2008 compared to the same period in 2007.  Some key highlights are outlined below:

•                  Average earning assets increased 21.6% to $2.6 billion in the third quarter of 2008 compared to the same period last year due to the acquisition of TSB which increased average earning assets by $199.4 million for the third quarter of 2008.  Excluding TSB, the increase is primarily reflected within commercial real estate loans of the loan portfolio and investment securities.

•                  Non-taxable equivalent yield on interest-earning assets for the third quarter of 2008 decreased 108 basis points from the comparable period in 2007, and by 11 basis points compared to the second quarter of 2008.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2008 decreased 129 basis points from the same period in 2007, and by 20 basis points compared to the second quarter of 2008.  This is a reflection of the impact of adjusting rates on all deposit accounts as quickly as we could in the first and second quarters of 2008, given the dramatic reduction in interest rates by the Federal Reserve Board, and certificates of deposits re-pricing lower during the third quarter of 2008.

•                  Taxable equivalent net interest margin decreased by 3 basis points to 3.86% for the third quarter of 2008, compared to 3.89% for the third quarter of 2007.  Compared to the second quarter of 2008, taxable equivalent net interest margin expanded by 5 basis points primarily attributable to the rapid pace of the Federal Reserve’s rate cuts, our growth in loans and CD re-pricing.

Loans

Loans acquired in the TSB merger, growth in core commercial real estate loans, growth in home equity loans and growth in consumer residential mortgage loans drove the increase in total loans (excluding mortgage loans held for sale) in the third quarter of 2008 from the comparable period in 2007.  Total loans grew 23.8% from the balance at September 30, 2007 and an annualized 5.9% from the balance at June 30, 2008.  Total loans, net of deferred loan costs and fees, at September 30, 2008 were $2.3 billion compared to $1.8 billion at September 30, 2007.  The increase was driven in part by $156.2 million in loans acquired in the TSB merger.  Excluding the TSB acquisition, our loans grew $281.3 million, or 15.3%, from the amount at September 30, 2007.

Loans are our largest category of earning assets and commercial real estate loans represented approximately 40.9% of our total loans as of September 30, 2008.  Commercial real estate loans as described in Note 5 (Loans and Allowance for Loan Losses) to the consolidated financial statements also includes owner occupied commercial real estate not reflected in the percentage above.  At September 30, 2008, consumer construction and development loans represented 8.2% of our total loan portfolio.  Consumer construction and development loans were comprised of $130.9 million in lot loans and $56.7 million in construction loans, which represented 5.7% and 2.5%, respectively, of our total loan portfolio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Average total loans	$2,265,606	$1,810,332	$2,192,088	$1,786,887
Interest income on total loans	35,590	34,040	106,712	98,764
Non-TE yield	6.25%	7.46%	6.50%	7.39%

Interest earned on loans increased 4.6% in the third quarter of 2008 compared to the third quarter of 2007.  Some key highlights for the quarter ended September 30, 2008 are outlined below:

•                  Average total loans in the third quarter of 2008 increased 25.1%, as compared to the third quarter of 2007, leading to a volume-driven increase in interest income even though the average yield fell.

•                  Commercial real estate loans (including owner occupied commercial real estate) increased $331.0 million, or 35.7%, to $1.3 billion from September 30, 2007.  Core commercial real estate loans (excluding TSB) increased $238.2 million, or 25.7%, from the same quarter in 2007.

•                  Commercial non-real estate loans increased $5.8 million, or 2.8%, to $209.4 million from the amount at September 30, 2007.  Core commercial non-real estate loans (excluding TSB) decreased $18.6 million, or 9.2%, from the same quarter in 2007.

•                  Home equity loans (“HELOCs”) increased $75.6 million, or 55.4%, to $212.1 million from the amount at September 30, 2007.  Core home equity loans (excluding TSB) increased $54.1 million, or 39.6%, from the same quarter in 2007.  We have improved our underwriting process to require approval of HELOCs based on the total mortgage debt on the property.  We have also reviewed credit scores on these lines to identify potential weaknesses.

•                  Consumer residential mortgage loans increased $44.3 million, or 18.9%, to $278.1 million from the amount at September 30, 2007.  Core consumer residential mortgage loans (excluding TSB) increased $38.8 million, or 16.6%, from the same quarter in 2007.

•                  Our non-taxable equivalent yield decreased by 121 basis points compared to the yield for the third quarter of 2007.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2008, the composition of the portfolio remained relatively consistent with the composition at September 30, 2007.  During the third quarter of 2008, we continued to slightly lengthen the average life of the portfolio to lock in some relatively attractive yields in anticipation of and in response to the Federal Reserve’s easing cycle that started in late 2007.  We also observed some slowing in prepayments of mortgage-backed securities that also served to slightly lengthen their average lives.  At September 30, 2008, investment securities totaled $239.0 million, compared to $258.5 million at December 31, 2007 and $242.7 million at September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Average investment securities	$250,395	$232,652	$252,149	$224,743
Interest income on investment securities	3,051	2,954	9,568	8,433
Non-TE yield	4.85%	5.04%	5.07%	5.02%

Interest earned on investment securities increased 3.3% in the third quarter of 2008 compared to the third quarter of 2007.  The increase resulted from a 15 basis point increase on the yield on taxable investment securities and a 1.6% increase in balances of average taxable investment securities.  These increases were partially ofset by the average yield of tax-exempt investment securities decreasing 202 basis points and the average balance increasing 59.1% from the third quarter of 2007.  The increase in the average balances of securities primarily resulted from the acquisition of TSB during the latter part of the fourth quarter of 2007.

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

At September 30, 2008, we had 85 securities available for sale in an unrealized loss position, which totaled $6.5 million.  During the quarter the credit and capital markets continued to experience unprecedented turmoil globally.  These positions largely reflect the loss of liquidity in the capital markets and substantial widening of spreads (over the U.S. Treasury yield curve) that most market segments experienced during the period.  Information pertaining to our securities available for sale with gross unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

(Dollars in thousands)	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2008:
Government-sponsored enterprises debt	$45	$4,953	$—	$—
State and municipal obligations	1,088	10,084	—	—
Mortgage-backed securities	331	43,740	43	1,463
FHLMC preferred stock*	—	489	—	—
Trust preferred (collateralized debt obligations)	4,755	9,497	180	2,615
Other corporate bonds	75	302	—	—
	$6,294	$69,065	$223	$4,078

(Dollars in thousands)	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2007:
Government-sponsored enterprises debt	$49	$15,480	$3	$4,997
State and municipal obligations	89	5,314	—	—
Mortgage-backed securities	32	7,545	200	21,178
FHLMC preferred stock*	220	5,780	—	—
Trust preferred (collateralized debt obligations)	19	2,962	—	—
	$409	$37,081	$203	$26,175

* Securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”)

During the third quarter of 2008 as compared to the second quarter of 2008, the total number of securities with an unrealized loss position decreased by eleven securities; however, two additional pooled trust preferred securities moved into an unrealized loss position.  An unrealized loss position on pooled trust preferred securities totaling $4.9 million drove total unrealized loss on securities available for sale to $6.5 million at September 30, 2008.  We recorded a $9.8 million OTTI charge on six Freddie Mac preferred securities for the three and nine months ended September 30, 2008.  As a result, the majority of our unrealized losses as of September 30, 2008 result from changes in the current value of eight pooled trust preferred securities due primarily to the demise of an active market for these securities, resulting in an increased spread to U.S. Treasury securities.

Investment securities in an unrealized loss position as of September 30, 2008 continue to perform as scheduled.  We have the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers, therefore, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, certificates of deposits (“CDs”), other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Average interest-bearing liabilities	$2,205,668	$1,782,911	$2,161,063	$1,771,419
Interest expense	14,301	17,379	46,848	50,909
Average rate	2.58%	3.87%	2.90%	3.84%

Even as the average balance of interest-bearing liabilities increased to support loan growth during the third quarter of 2008, interest expense on interest-bearing liabilities decreased 17.7% in the third quarter of 2008 compared to the third quarter of 2007.  The decrease was driven by a decline in the average rates on transaction and money market balances, certificates and other time deposits and deposit and federal funds purchased and securities sold under agreements to repurchase.  In addition, we experienced a 129 basis point decrease in the average rate on all interest-bearing liabilities with decreases in every category.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended September 30, 2008 grew 16.5% compared to the same period in 2007.

•                  Interest-bearing deposits grew 20.0% to $1.8 billion at September 30, 2008 from the period end balance at September 30, 2007, and increased $212.9 million, or 17.6% annualized from the balance at December 31, 2007.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2008 decreased 114 basis points from the comparable period in 2007, which caused interest expense to decrease by $1.6 million for the third quarter of 2008.

•                  Average certificates and other time deposits increased 25.6%, up $211.7 million from the average balance in the third quarter of 2007.  Although the average balance increased, a 132 basis point decrease in the interest rate drove an $855,000 decrease in interest expense for the three months ended September 30, 2008.

•                  Average federal funds purchased and securities sold under agreements to repurchase increased 56.3%, up $106.3 million from the average balance in the third quarter of 2007.  The Federal Reserve maintained the federal funds rate of 2.00% as of September 30, 2008 and subsequent to quarter-end lowered it to 1.50%.  As a result, we continue to elect to meet a greater portion of our funding needs through these non-deposit sources.  The average rate for the three months ended September 30, 2008 decreased 260 basis points from the comparable period in 2007, which caused interest expense to decrease by $740,000.

•                  Interest expense on average interest-bearing liabilities decreased $3.1 million, or 17.7%, for the three months ended September 30, 2008 from the comparable period in 2007 even though total interest-bearing liabilities increased $422.8 million for the third quarter of 2008.  This resulted from a 129 basis point drop in the average rate on total interest-bearing liabilities.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our banks with “interest-free” sources of funds.  Average noninterest-bearing deposits grew $36.4 million, or 12.6%, to $326.3 million in the third quarter of 2008 compared to the third quarter of 2007.  From the second quarter of 2008, average noninterest-bearing deposits grew $12.4 million, or 4.0%.

For the nine months ended September 30, 2008, new demand deposit transaction accounts declined by 5.8% compared to the same period in 2007.  Our customers opened approximately 14,300 new demand deposit checking accounts (approximately 11,500 personal accounts and 2,800 business accounts) during the first nine months of 2008 compared to approximately 15,200 the first nine months of 2007.  Despite the declines, we grew new business demand deposit accounts by 2.6% during the nine months ended September 30, 2008 compared to the prior period in 2007.  New savings accounts during the first nine months of 2008 declined 3.8% to approximately 5,100, as compared to new savings accounts during the first nine months of 2007.

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

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$28,760	$23,369	$26,570	$22,668
Loans charged-off	(2,590)	(912)	(4,474)	(2,325)
Recoveries	244	204	741	736
Net charge-offs	(2,346)	(708)	(3,733)	(1,589)
Provision for loan losses	2,785	1,161	6,362	2,743
Balance at end of period	$29,199	$23,822	$29,199	$23,822

Total loans:
At period end	$2,279,726	$1,842,226	$2,279,726	$1,842,226
Average	2,265,606	1,810,332	2,192,088	1,786,887
As a percentage of average loans (annualized):
Net charge-offs	0.41%	0.16%	0.23%	0.12%
Provision for loan losses	0.49%	0.26%	0.39%	0.21%
Allowance as a percentage of period end loans	1.28%	1.29%	1.28%	1.29%
Allowance as a percentage of period end non-performing loans (“NPLs”)	236.23%	494.75%	236.23%	494.75%

The provision for loan losses as a percent of average loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the third quarter of 2008 compared to year end 2007.  We aggressively charged down (by 38%) a portion of one loan during the quarter, which was significant, given the decline in the appraised value of the underlying collateral (real estate) and the overall concern that the borrower will be unable to meet the contractual payments of principal and interest.  Additionally, there is continued concern about the economy as a whole and the market conditions throughout the Southeast.  The allowance for loan losses as a percent of total loans has slightly decreased as compared to the comparable 2007 period due to the inclusion of the TSB loan portfolio where the allowance for loan losses to loans was lower, which is reflective of its minimal net charge offs, lower relative level of non-performing loans (assets), and fewer past due loans to date, historically.  With the significant rise in NPLs during the quarter, the ratio of the allowance to cover these loans decreased by more than 50% from 495% at September 30, 2007 down to 236% at September 30, 2008.

The table below summarizes our NPAs.

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Non accrual loans	$11,564	$5,353	$4,008
Accruing loans past due 90 days or more	796	985	807
Total nonperforming loans	12,360	6,338	4,815
Other real estate owned (“OREO”)	2,508	490	443
Other nonperforming assets	172	82	237
Total nonperforming assets	$15,040	$6,910	$5,495

Total NPLs as a % of total loans	0.54%	0.30%	0.26%
Total NPAs as a % of total loans and OREO	0.66%	0.33%	0.30%
Total NPAs as a % of total assets	0.54%	0.27%	0.24%

In the table above, other nonperforming assets consist of non-real estate such as repossessed vehicles.  OREO includes certain real estate acquired as a result of foreclosure and property not intended for bank use.  We had four loans which drove this increase and accounted for approximately $5 million.  These factors can have a negative impact on real estate absorption rates and nonperforming assets could continue to rise, as they have over the past year.  The increase in non-accrual loans and OREO from the end of 2007 is reflective of the pressure on the real estate market and economy.

Overall, our loan portfolio remains within our historical trends in terms of charge-offs and NPAs as a percentage of total loans.  Given the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans including in-house and independent review of larger transactions and updating credit scores on all consumer real estate loans.  Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Service charges on deposit accounts	$4,157	$3,909	$11,994	$10,952
Bankcard services income	1,247	1,051	3,679	3,067
Mortgage banking income	507	863	2,777	2,964
Trust and investment services income	725	697	2,102	1,971
Securities gains (losses), net	(9,760)	—	(9,420)	42
Other	431	584	1,807	1,791
Total noninterest income	$(2,693)	$7,104	$12,939	$20,787

Noninterest income decreased 137.9% in the third quarter of 2008 as compared to the same period in 2007 due to the $9.8 million OTTI charge on Freddie Mac preferred securities.  The quarterly decrease in total noninterest income primarily resulted from the following:

•                  Service charges on deposit accounts increased 6.3%, driven primarily by an increase in non-sufficient funds and return check charges and checking account service charges.

•                  Mortgage banking income decreased 41.3%, driven by a reduction in service release premiums for the third quarter.  Production in secondary market mortgages continues to slow down compared to the third quarter of 2007 due to the overall slowdown within the real estate industry and the industry-wide tightening of credit relative to mortgage lending.

•                  Bankcard services income increased 18.6%, driven largely by the number of new accounts opened in the third quarter and more customers using our debit cards.  The overall increase was also driven by higher merchant account transactions and customer credit card transactions.  Debit card income, merchant account income and credit card income contributed 54.1%, 15.3% and 14.9%, respectively, of the total increase in bankcard services income.

•                  Trust and investment services income increased 4.0%, driven primarily by an increase in trust services for personal estates and managing agency fees; however, trust assets under management dropped slightly to approximately $161.4 million at September 30, 2008 as compared to $170.6 million at June 30, 2008.

•                  We recorded an OTTI charge on our investment in Freddie Mac preferred shares of $9.8 million on a pre-tax basis and $6.3 million on an after-tax basis during the third quarter of 2008.

•                  Other noninterest income decreased 26.2%, primarily driven by our decision to bring the bank official check product in-house and lower customer service fees charged at branches during the third quarter of 2008.

Noninterest Expense

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Salaries and employee benefits	$10,164	$9,685	$32,248	$28,981
Furniture and equipment	1,577	1,459	4,667	4,227
Net occupancy expense	1,528	1,247	4,520	3,585
Information services expense	1,249	1,050	3,569	3,162
Advertising and marketing	771	985	2,782	2,432
Business development and staff related	470	512	1,583	1,625
Professional fees	597	513	1,638	1,522
Amortization of intangibles	144	125	433	377
Other	2,596	2,247	7,480	6,592
Total noninterest expense	$19,096	$17,823	$58,920	$52,503

Noninterest expense increased 7.1% in the third quarter of 2008 compared to the same period in 2007.  The quarterly increases primarily resulted from the following:

•                  Salaries and employee benefits expense increased 4.9%, driven mainly by additional employees acquired in the TSB merger.  During the third quarter of 2008, we determined that incentive compensation for 2008 would be substantially reduced due to the $9.8 million OTTI charge on Freddie Mac preferred securities.  Accrued incentive compensation of $894,000, primarily related to executive management, was reversed during the third quarter of 2008.  Excluding TSB, salaries and benefits expense decreased 1.7% or $163,000, compared to the third quarter of 2007.  We expect that salaries and commissions expense will continue to be driven largely by sales volume incentives in 2008.

•                  Furniture and equipment expense and net occupancy expense increased 8.1% and 22.5%, respectively, as a result of additional financial centers acquired in the TSB acquisition in the fourth quarter of 2007.

•                  Information services expense increased 19.0%, driven by an increase in computer software maintenance and data communications expense during the third quarter of 2008.

•                  Advertising and marketing expense decreased 21.7%, driven by lower advertising and public relations costs during the third quarter of 2008.

•                  Other noninterest expense increased 15.5%, due primarily to a $220,000 increase in FDIC insurance premiums.  We expected our premiums to increase as we have already used in prior comparative periods the one-time credit provided under the FDIC’s amended assessment structure.

Income Tax Expense

The Company’s effective income tax rate increased to 34.9% at September 30, 2008 compared to 33.3% at September 30, 2007.  The higher effective tax rate in 2008 is reflective of changes in various permanent differences, and an increase in the effective rate projected for fiscal year 2008 compared to 2007.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2008, shareholders’ equity was $219.6 million, an increase of $4.5 million, or 2.1%, from $215.1 million at December 31, 2007.  Shareholders’ equity has increased 25.1%, or $44.1 million, from September 30, 2007.  The quarter-to-quarter comparison reflects the issuance of $34.0 million in equity related to the TSB acquisition. Excluding the TSB acquisition, shareholders’ equity increased 5.8%, or $10.1 million, from September 30, 2007.

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

Capital Adequacy Ratios	September 30, 2008	December 31, 2007	September 30, 2007

Tier 1 risk-based capital	9.34%	9.64%	10.32%
Total risk-based capital	11.28%	10.89%	11.57%
Tier 1 leverage	7.46%	8.42%	8.20%

Compared to December 31, 2007, our Tier 1 risk-based capital and Tier 1 leverage ratios have decreased primarily because of the growth in loans and the OTTI charge during the nine months ended September 30, 2008.  Total risk-based capital increased reflecting SCBT closing on a subordinated debt agreement which provided $15.0 million of Tier 2 regulatory capital to enhance the capital structure and support future growth.  Our capital ratios are currently in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Subsequent to September 30, 2008, we issued 1,010,000 shares of our authorized but unissued common stock to certain accredited investors pursuant to a private placement transaction which provided approximately $26.8 million in Tier 1 capital.  Our Tier 1 risk-based capital, Total risk-based capital and Tier 1 leverage ratios would have been approximately 10.57%, 12.52% and 8.46%, respectively, if the common stock had been issued as of September 30, 2008.

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

In the first nine months of 2008, we increased both deposits and non-deposit sources of funding.  Our deposits include an increase in brokered certificates of deposits to $106.2 million, or 5.0% of total deposits, at September 30, 2008 from $8.9 million, or 0.5% of total deposits at September 30, 2007 to support loan growth and to lock in for 3- to 4-month terms some deposit rates that were favorable to local market CD rates.  Compared to the fourth quarter of 2007, we slightly lengthened the terms of other borrowed funds to lock in relatively low rates that were available.  We continue to emphasize shorter maturities of such funds in anticipation of an ongoing accommodative Federal Reserve monetary policy.  Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, the banks’ federal funds sold position, if any, serves as the primary source of immediate liquidity.  At September 30, 2008, our banks had total federal funds credit lines of $349.4 million with total advances of $74.5 million.  If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  At September 30, 2008, our banks had a total FHLB credit facility of $216.9 million with total advances of $150.2 million.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan provides several potential stages based on liquidity levels.  Our board of directors reviews liquidity benchmarks quarterly.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  Our subsidiary banks maintain various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our banks would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our banks.  This could increase our banks’ cost of funds, impacting net interest margins and net interest spreads.  We are evaluating the U.S. Treasury Department’s Capital Purchase Program.  We cannot provide any assurance regarding whether we will participate or to what extent we may participate in such program.

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2008, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $60.9 million at September 30, 2008. Based on these criteria, we had seven such credit concentrations at September 30, 2008, including $274.1 million of loans to borrowers engaged in other activities related to real estate, $88.4 million of loans to lessors of nonresidential buildings, $87.8 million of loans to religious organizations, $74.9 million of loans to physicians for office buildings, $72.4 million of loans for land subdivision, $69.5 million of loans to borrowers constructing new single family housing and $60.5 million of loans to lessors of residential buildings and dwellings.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2008 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q.  The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 continue to be relevant to an understanding of our business, financial condition and operating results; however, certain of those risk factors have been updated in this Form 10-Q as set forth below.  References to “we,” “our” and “us” in these risk factors refer to the Company.

General Business Risks

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the U.S. Treasury Department’s Capital Purchase Program, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

At September 30, 2008, we had 85 securities available for sale in an unrealized loss position, which totaled $6.5 million.  The majority of our unrealized loss position resulted from eight pooled trust preferred securities.  These securities had a $4.9 million unrealized loss position as of September 30, 2008, which was affected by the significant market turmoil that occurred during the third quarter and that remains in the global financial markets.

On September 7, 2008, the U.S. Treasury Department announced that Freddie Mac (along with Fannie Mae) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  As a result of these recent events, during the third quarter of 2008 we incurred a $9.8 million OTTI charge related to our Freddie Mac preferred securities.  Going forward, we do not expect to receive dividends on our Freddie Mac preferred securities for an indefinite period of time.  We received pre-tax dividends of $302,000 on our Freddie Mac preferred securities in the first six months of 2008.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary sources of funds of our banks are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may decide to make future acquisitions, which could dilute current shareholders’ stock ownership and expose us to additional risks.

In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and/or branch locations to expand the Company. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

Our acquisition activities could be material to the Company. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest in the Company. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.  Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

Our acquisition activities could involve a number of additional risks, including the risks of:

•              incurring time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•              using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•              the time and expense required to integrate the operations and personnel of the combined businesses;

•              creating an adverse short-term effect on our results of operations; and

•              losing key employees and customers as a result of an acquisition that is poorly received.

New or acquired banking office facilities and other facilities may not be profitable.

We may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings in the short term. If branches of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and we can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.

We are exposed to a need for additional capital resources for the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance.  We cannot provide assurance that such financing will be available to us on acceptable terms or at all.  We are evaluating the U.S. Treasury Department’s Capital Purchase Program. We cannot provide any assurance regarding whether we will participate or to what extent we may participate in such program.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2007, we paid $398,000 in deposit insurance assessments and during the first six months of 2008, we paid $632,000. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, we anticipate that the deposit insurance premium assessments paid by all banks will increase.  If the deposit insurance premium assessment rate applicable to us increases, our earnings could be adversely impacted.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information.  We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business.  Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action.  Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Legal and Regulatory Risks

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America, the General Assembly of the State of South Carolina, and the General Assembly of the State of North Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the U.S. Treasury Department announced that Freddie Mac (along with Fannie Mae) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, the EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Risks Related to an Investment in Our Common Stock

We may issue additional shares of common stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 40,000,000 shares of common stock.  As of October 30, 2008, we had 11,242,532 shares of common stock outstanding and had reserved for issuance 357,375 shares underlying options that are or may become exercisable at an average price of $26.84 per share.  In addition, as of October 30, 2008, we had the ability to issue 364,598 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.  Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans.  We may seek additional equity capital in the future as we develop our business and expand our operations.  Any issuance of additional shares of common stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.  Shares we issue in connection with this offering will increase the total number of outstanding shares and dilute the percentage ownership interest of our existing shareholders.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading on The NASDAQ Global Select MarketSM, the trading volume in our common stock is lower than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

The existence of outstanding stock options issued to our current or former executive officers, directors, and employees may result in dilution of your ownership and adversely affect the terms on which we can obtain additional capital.

As of October 30, 2008, we had outstanding options to purchase 357,375 shares of our common stock at a weighted average exercise price of $26.84 per share.  All of these options are held by our current or former executive officers, directors, and employees.  Also, as of September 30, 2008, we had the ability to issue options and restricted stock to purchase an additional 364,598 shares of our common stock.  The issuance of shares subject to options under the equity compensation plans will result in dilution of your ownership of our common stock.

The exercise of stock options could also adversely affect the terms on which we can obtain additional capital.  Option holders are most likely to exercise their options when the exercise price is less than the market price for our common stock.  They profit from any increase in the stock price without assuming the risks of ownership of the underlying shares of common stock by exercising their options and selling the stock immediately.

We have broad discretion in using/applying the net proceeds from our sale on October 28, 2008 of 1,010,000 shares of common stock to certain accredited investors pursuant to a private placement transaction and could be adversely affected if we fail to use the funds effectively.

We intend to use the net proceeds from the private offering for general corporate purposes, which may include, among other things, providing additional capital to our banks to support growth. We have significant flexibility in applying the net proceeds of the private offering. Our failure to apply these funds effectively could adversely affect our business by reducing our return on equity and inhibiting our abilities to expand and/or raise additional capital in the future.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends may be limited by regulatory restrictions, by our banks’ ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations.  The ability of our banks to pay cash dividends to our holding company is limited by their obligations to maintain sufficient capital and by other restrictions on their cash dividends that are applicable to national banks and banks that are regulated by the FDIC.  If our banks are not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	1,681	*	$33.29	—	147,872
August 1 - August 31	—		—	—	147,872
September 1 - September 30	—		—	—	147,872

Total	1,681			—	147,872

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 10.1

Subordinated Term Loan Agreement and Note, dated as of September 22, 2008, among South Carolina Bank and Trust, N.A., as borrower and SunTrust Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 23, 2008)

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2008	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: November 7, 2008	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and
Chief Financial Officer

Date: November 7, 2008	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1

Subordinated Term Loan Agreement and Note, dated as of September 22, 2008, among South Carolina Bank and Trust, N.A., as borrower and SunTrust Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 23, 2008)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer