Form 10-K
period 2008-12-31
SCBT FINANCIAL CORP
filed 2009-03-16
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-12669

SCBT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0799315 (I.R.S. Employer Identification No.)
520 Gervais Street Columbia, South Carolina (Address of principal executive offices)	29201 (Zip Code)
(800) 277-2175
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $2.50 par value per share	The NASDAQ Global Select MarketSM

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $277,371,000 based on the closing sale price of $28.56 per share on June 30, 2008. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 13, 2009 was 11,322,178.

Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10.14.

SCBT Financial Corporation
Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Definitive Registrant's Proxy Statement for its 2009 Annual Meeting of Shareholders.

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

 PART I

Item 1.    Business.

        SCBT Financial Corporation ("SCBT"), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We were formerly named First National Corporation until February 2004. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiary, SCBT, N.A. (which we sometimes refer to as "our bank" or "the bank"), a national bank that opened for business in 1932. On November 8, 2008 and December 6, 2008, we merged The Scottish Bank, N.A. ("TSB" or "The Scottish Bank") and South Carolina Bank and Trust of the Piedmont, N.A. ("Piedmont") into SCBT, N.A. (the "Bank" or "South Carolina Bank and Trust"). TSB now operates as North Carolina Bank and Trust ("NCBT") and Piedmont operates as South Carolina Bank and Trust of the Piedmont, both divisions of SCBT, N.A.

        SCBT is a legal entity separate and distinct from its subsidiary. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. SCBT's operating revenues and net income are derived primarily from cash dividends received from our bank subsidiary.

        Our bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 50 financial centers in 16 South Carolina counties and Mecklenburg County of North Carolina, and has served the Carolinas for more than seventy-four years. At December 31, 2008, we had approximately $2.8 billion in assets, $2.3 billion in loans, $2.2 billion in deposits, $244.9 million in shareholders' equity, and a market capitalization of $388.1 million.

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

        We have continued to expand our business in South Carolina and North Carolina, as highlighted below:

  •
  December 2008—opened a full-service branch on James Island, South Carolina.

  •
  December 2008—opened a full-service branch in Irmo, South Carolina to replace the limited-service branch.

  •
  December 2008—merged Piedmont into our bank and continued to operate as South Carolina Bank and Trust of the Piedmont.

  •
  November 2008—merged TSB into our bank and began operating as NCBT.

  •
  November 2007—acquired TSB Financial Corporation, Inc. and its wholly-owned subsidiary, TSB. On December 3, 2007, we converted TSB from a North Carolina state-chartered bank to a national association. TSB has four full-service branch locations and a loan production office ("LPO") in the following Charlotte, North Carolina market areas: South Park, Myers Park, Cotswold, Mint Hill, and Cornelius (the LPO).

  •
  October 2007—we merged The Mortgage Banc, Inc. into our bank.

  •
  August 2007—opened a full-service branch in Lexington, South Carolina to replace the limited-service branch.

  •
  April 2007—opened a full-service branch at 46 Broad Street in Charleston, South Carolina to replace a limited-service branch at another Charleston location.

  •
  March 2007—replaced a LPO in Myrtle Beach, South Carolina with a full-service branch in a banking location purchased in 2006.

  •
  October 2006—opened a limited-service branch in Irmo, South Carolina.

  •
  June 2006—opened the Indian Land full-service branch in Fort Mill, South Carolina as part of South Carolina Bank and Trust of the Piedmont. The branch was converted from a LPO. We also opened a limited-service branch in Lexington, South Carolina.

  •
  April 2006—opened a LPO in Daniel Island, South Carolina. Also in April, we converted our Devine Mortgage location to a full-service branch on Forest Drive in Columbia, South Carolina.

  •
  March 2006—merged SunBank, N.A. into our bank.

  •
  February 2006—opened a loan production office in Charleston, South Carolina as part of our bank and converted the location to a limited-service branch in 2006. We moved the South Carolina Bank and Trust of the Piedmont LPO in Fort Mill, South Carolina to a full-service branch location.

        Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this facility is Post Office Box 1030, Columbia, South Carolina 29202 and our telephone number is (800) 277-2175.

Withstanding Market Turbulence

        Despite the turbulence in financial markets and the financial services industry, we believe that our credit quality measures continue to outperform those of our primary competitors in North and South Carolina. We attribute this historical performance to sound credit underwriting and risk selection, as well as our approach of hiring experienced financial services professionals in the market in which we operate. Generally, hiring bankers in the markets in which we operate has enabled us to further our growth without experiencing significant credit quality related losses like many other financial institutions of similar size or that operate in our market areas.

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

Territory Served and Competition

        We serve customers and conduct our business through the Bank from fifty financial centers in sixteen South Carolina counties and Mecklenburg County of North Carolina. Piedmont and NCBT are both divisions of SCBT, N.A. Piedmont operates from six financial centers in two South Carolina counties and NCBT operates from four financial centers in Mecklenburg County of North Carolina.

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

        We experience strong competition from both bank and non-bank competitors in certain markets. Broadly speaking, we compete with super-regional, smaller community banks, and non-traditional internet-based banks. We compete for deposits and loans with commercial banks, savings institutions, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources, can provide higher lending limits, and offer certain services that we are unable to provide to our customers.

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

Employees

        As of December 31, 2008, our bank had 692 full-time equivalent employees compared to 701 as of the same date in 2007. We consider our relationship with our employees instrumental to the success of our business. We provide our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition), and a 401(k) plan with company match.

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

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our bank is organized as a national banking association. It is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, SCBT and our Bank is subject to regulation (and in certain cases examination) by the Federal Deposit Insurance Corporation (the "FDIC"), other federal regulatory agencies, the South Carolina State Board of Financial Institutions (the "State Board") and the North Carolina Office of the Commissioner of Banks. The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and its subsidiary bank.

        Under the Bank Holding Company Act (the "BHC Act"), our activities and those of our subsidiary are limited to banking, managing or controlling banks, furnishing services to or performing services for our subsidiary, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, under South Carolina law, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

        The Graham-Leach-Bliley Act amended a number of federal banking laws affecting SCBT and our bank. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.

Interstate Banking

        National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. In July 1994, South Carolina enacted legislation which effectively provided that, after June 30, 1996; out-of-state bank holding companies may acquire other banks or bank holding companies in South Carolina, subject to certain conditions.

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

        North Carolina has opted-in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank may establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks (including national banks with their home office in North Carolina) to establish de novo branches in that home state under substantially the same terms as allowed in North Carolina. Because some states impose greater limits on de novo branching by out-of-state banks, this provides a limited barrier of entry into the North Carolina banking market, which protects us from a segment of potential competition. However, for those states that have also opted-in to the interstate branching legislation, our subsidiary bank, which has its home office in South Carolina, could establish a de novo branch in those states with prior OCC approval.

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

        The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our bank.

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

Recent Government Actions

        The following is a summary of certain recently enacted laws and regulations that could materially impact our business, financial condition or results of operations.

        In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

  •
  The Emergency Economic Stabilization Act of 2008 ("EESA"), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 12, "Insurance of Deposits");

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable (see disclosure under "Note 28—Subsequent Events" on page F-53);

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the "TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate will pay a 75 basis point fee for the guarantee;

  •
  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

        On December 2008, we decided to participate in the TLGP's enhanced deposit insurance program. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

        On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including SCBT, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

        Further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program

        As discussed above, under TARP authorized by EESA, the U.S. Treasury established the CPP providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On January 16, 2009, SCBT sold 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to acquire 303,083 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $64.8 million. As a result of SCBT's participation in the CPP, SCBT has agreed to certain limitations on executive compensation. For as long as the U.S. Treasury owns any debt or equity securities of SCBT issued in connection with the TARP CPP, SCBT will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of EESA, and the regulations issued and in effect, as of the closing date of the sale of the preferred shares to the U.S. Treasury. This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by SCBT in connection with the TARP CPP, SCBT must:

  •
  Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of SCBT;

  •
  Implement a required clawback of any bonus or incentive compensation paid to SCBT's senior executive officers based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

  •
  Not make any "golden parachute payment" (as defined in the Internal Revenue Code) to any of SCBT's senior executive officers; and

  •
  Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of SCBT's senior executive officers.

        ARRA has created additional compensation restrictions, which will be further defined through regulations. We are currently assessing the impact of these restrictions.

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

        As of December 31, 2008 and 2007, SCBT and our subsidiary bank had the following leverage ratios and total risk-based capital ratios:

	December 31,
(In percent)	2008	2007
Tier 1 Leverage Ratios
SCBT Financial Corporation	8.54	8.42
SCBT, N.A.	8.38	7.75
Total Risk-Based Capital
SCBT Financial Corporation	12.34	10.89
SCBT, N.A.	12.14	10.76

        Note:    In the table above, the December 31, 2007 ratios for SCBT, N.A. are before the mergers of subsidiaries in the fourth quarter of 2008 and therefore exclude the impact of Piedmont and TSB.

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

        The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, a Tier 1 leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total risk-based capital ratio of a least 8%, and a Tier 1 leverage ratio of at least 4% (or 3% in some cases). Under these guidelines, our bank is considered "well capitalized."

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

Payment of Dividends

        SCBT is a legal entity separate and distinct from its subsidiary bank. Funds for cash distributions to our shareholders are derived primarily from dividends received from our bank subsidiary. Our bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our bank to pay dividends will indirectly restrict the ability of SCBT to pay dividends.

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

        In addition to the foregoing, the ability of SCBT and its bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of SCBT, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiary is further subject to the prior claims of creditors of our subsidiary bank.

Certain Transactions by SCBT and its Affiliate

        Various legal limitations place restrictions on the ability of the bank to lend or otherwise supply funds to SCBT and its affiliate. The Federal Reserve Act limits a bank's "covered transactions," which include extensions of credit, with any affiliate to 10% of such bank's capital and surplus. All covered transactions with its affiliate cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliate must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliate. Also, the Federal Reserve Act requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. In addition, the Federal Reserve Act limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

Insurance of Deposits

        Deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments will take into account each institution's reliance on secured liabilities and brokered deposits. This will result in assessments ranging from 7 to 77.5 basis points. We anticipate our future insurance costs to be higher than in previous periods. We estimate that one basis point would have a $222,000 increase in FDIC assessment.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank's deposit insurance.

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

Other Laws and Regulations

        Interest and certain other charges collected or contracted for by our bank is subject to state usury laws and certain federal laws concerning interest rates. Our bank's operations are also subject to certain federal laws applicable to credit transactions, such as the following:

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

        The deposit operations of our bank is also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Fiscal and Monetary Policy

        Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest we pay on our deposits and other borrowings, and the interest we receive on our loans and securities holdings, constitutes the major portion of our bank's earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates, among other things, the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. We cannot predict the nature and timing of any changes in such policies and their impact on our business.

Executive Officers of SCBT

        Executive officers of SCBT are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions with SCBT, past five year employment history and terms of office as of March 1, 2009, are as follows:

Name (age)	Position with SCBT and Five Year History	With SCBT Since
Robert R. Hill, Jr. (42)	President, Chief Executive Officer and Director	1995
	President and Chief Operating Officer of
	South Carolina Bank and Trust (2004–1999)
John C. Pollok (43)	Senior Executive Vice President,	1996
	Chief Financial Officer and Chief Operating Officer
Joe E. Burns (54)	Senior Executive Vice President and Chief Credit Officer	2000
Richard C. Mathis (58)	Executive Vice President and Chief Risk Officer Chief Financial Officer (2007–2000)	2000
John F. Windley (56)	President, South Carolina Bank and Trust	2002
	Regional President, South Carolina Bank and Trust (2006–2002)
Thomas S. Camp (57)	Division President and Chief Executive Officer,	1998
	South Carolina Bank and Trust of the Piedmont
Dane H. Murray (59)	Senior Executive Vice President and	1971
	Division Head of Lowcountry and Orangeburg Regions

        None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of SCBT acting solely in their capacities as such.

Item 1A.    Risk Factors.

        Our business operations and the value of securities issued by us may be adversely affected by certain risk factors, many of which are outside of our control. We believe the risk factors listed could materially and adversely affect our business, financial condition or results of operations. We may also be adversely affected by additional risks and uncertainties or those that we believe are currently immaterial to our business operations. In such cases, you could lose part or all of your investment.

General Business Risks

Recent negative developments in the financial industry, the domestic and international credit markets, and the economy in general may adversely affect our operations and results.

        Negative developments that began in the latter half of 2007, became more severe during 2008 and have continued in 2009 in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have shown deterioration at our bank and at many other institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, EESA and the U.S. Treasury Department's CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry, the domestic and international credit markets, and the economy in general and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and materially and adversely impact our results of operations and financial condition. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

        At December 31, 2008, we had 53 securities available for sale in an unrealized loss position, which totaled $7.8 million. The majority of our unrealized loss position resulted from eight pooled trust preferred securities. These securities had a $6.9 million unrealized loss position as of December 31, 2008, which was affected by the significant market turmoil that occurred during the third and fourth quarters of 2008 and that remains in the global financial markets.

        On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. As a result of these recent events, during the third quarter of 2008, we incurred a $9.8 million other-than-temporary impairment ("OTTI") charge related to our Freddie Mac preferred stock. Going forward, we do not expect to receive dividends on our Freddie Mac preferred stock for an indefinite period of time. We received pre-tax dividends of $302,000 on our Freddie Mac preferred stock in the first six months of 2008.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The U.S. Treasury announced the CPP under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. On January 16, 2009, we entered into the securities purchase agreement with the U.S. Treasury providing for our issuance of Series T Preferred Stock and a warrant to the U.S. Treasury.

        In addition, the FDIC created the TLGP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation's banking system. The TLGP has two components. First, the FDIC will provide a complete guarantee of certain unsecured debt of participating organizations issued before June 30, 2009. Second, the FDIC will provide full insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount, until December 31, 2009. We did not opt out of the TLGP, so our non-interest bearing transaction accounts are covered and we do not expect to issue unsecured debt before the termination of that component of the TLGP.

        On February 17, 2009, the ARRA was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's TARP, which includes programs such as the CPP in which we participate.

        There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2008, we had approximately 12,800 loans secured by real estate with an average loan balance of approximately $152,000. At December 31, 2008, we had approximately 28,900 total loans with an average loan balance of approximately $79,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

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

        As of December 31, 2008, our outstanding commercial real estate loans were equal to 316.9% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Our business is predominately in two states, South Carolina, and Mecklenburg County of North Carolina; therefore, continuation of the economic downturn in South Carolina and this North Carolina County could negatively impact results from operations and financial condition.

        Because of our concentration of business in a two-state region, continuation of the economic downturn in that particular region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in these regions, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2008, approximately 84.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our geographic footprint could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Liquidity needs could adversely affect our results of operations and financial condition.

        The primary sources of our bank's funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may decide to make future acquisitions, which could dilute current shareholders' stock ownership and expose us to additional risks.

        In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and/or branch locations to expand SCBT. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

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

        Our acquisition activities could involve a number of additional risks, including the risks of:

  •
  incurring time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business;

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

        We depend on our net interest income to drive profitability. Differences in volume, yields or interest rates and differences in income earning products such as interest-earning assets and interest-bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Net interest income may decline in a particular period if:

  •
  In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or

  •
  In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

        Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrinks or disappear, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

        Our primary policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2008, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.85% increase in net interest income as compared with a base case unchanged interest rate environment. As a result of the current rate environment with federal funds rates between zero and 25 basis points, our simulation does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is slightly asset sensitive to the indicated change in interest rates over a one-year horizon.

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

We may be adversely affected by the soundness of other financial institutions.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by SCBT cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to SCBT. Any such losses could have a material adverse effect on our financial condition and results of operations.

We could experience a loss due to competition with other financial institutions.

        The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than SCBT. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve.

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

        In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

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

        As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid $1.3 million in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the FDIC's new liquidity guarantee program, the deposit insurance premium assessments paid by all banks will likely increase. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

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

Legal and Regulatory Risks

Because of our participation in the U.S. Treasury Department's CPP, we are subject to several restrictions including restrictions on compensation paid to our executives and other employees.

        Pursuant to the terms of the securities purchase agreement between us and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the securities purchase agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

        ARRA has imposed additional and broader compensation restrictions on CPP participants, which restrictions will be implemented by additional regulations. It will require significant time, effort, and resources on our part to ensure compliance, and the evolving regulations regarding compensation may restrict our ability to compete successfully for executive and management talent.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and the warrant that we sold to the U.S. Treasury pursuant to the CPP.

        Legislation that has been adopted after we closed on our sale of preferred stock and a warrant to the U.S. Treasury for $64.8 million pursuant to the CPP on January 16, 2009, including ARRA, and legislation or regulations that may be implemented in the future, may have a material, retroactive impact on the terms of our CPP transaction with the U.S. Treasury. These new legal requirements may have unforeseen, unintended or other adverse effects on the financial services industry as a whole and in particular on CPP participants such as SCBT. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the U.S. Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and the warrant that we sold to the U.S. Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or the warrant, then our capital levels could be materially reduced and we may incur substantial expense in connection with any such repurchases.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank.

        We are subject to Federal Reserve Board regulation. Our bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the Office of the Comptroller of the Currency ("OCC"), and by the Federal Deposit Insurance Corporation ("FDIC"), the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank ("FHLB"), our bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our bank under these laws could have a material adverse effect on our results of operations.

We are exposed to declines in the value of qualified pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding, which could require us to provide significant amounts of funding for our qualified pension plan.

        As a matter of course, we anticipate that we will make material cash contributions to our qualified defined benefit pension plan in the near and long term. A significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our qualified defined benefit pension plan with a greater amount of cash from operations, perhaps by an additional material amount.

We are exposed to further changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America, the General Assembly of the State of South Carolina, and the General Assembly of the State of North Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury Department announced that Freddie Mac (along with Fannie Mae) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its CPP under EESA. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank" above.

Risks Related to an Investment in Our Common and Preferred Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC. If our bank is not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank" on page 24.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent. The dividends declared on shares of our Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, the warrant to purchase our common stock issued to the U.S. Treasury, in conjunction with the issuance of the Series T Preferred Stock, may be dilutive to our earnings per share. The shares of our Series T preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.

        More specifically, the securities purchase agreement between us and the U.S. Treasury pursuant to the CPP provides that prior to the earlier of (i) January 16, 2012 and (ii) the date on which all of the shares of the Series T Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series T Preferred Stock) or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series T Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

        The dividends declared on our Series T Preferred Stock issued to the U.S. Treasury pursuant to the CPP will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of SCBT. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 2.6% of the shares of our common stock outstanding as of January 16, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

If we are unable to redeem the Series T Preferred Stock after five years, we will be required to make higher dividend payments on this stock, thereby substantially increasing our cost of capital.

        If we are unable to redeem the Series T Preferred Stock issued to the Treasury pursuant to the CPP prior to February 15, 2014, the dividend rate will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series T Preferred Stock could have a material negative effect on our liquidity, our net income available to common shareholders, and our earnings per share.

We may issue additional shares of stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2008, we had 11,250,603 shares of common stock outstanding and had reserved for issuance 351,553 shares underlying options that are or may become exercisable at an average price of $26.94 per share. In addition, as of December 31, 2008, we had the ability to issue 365,858 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. In addition, as of December 31, 2008, we had no shares of Series T Preferred Stock outstanding. Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

        Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts' recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of SCBT's common stock, and the current market price may not be indicative of future market prices.

        Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources from our normal business.

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

        As of December 31, 2008, we had outstanding options to purchase 351,553 shares of our common stock at a weighted average exercise price of $26.94 per share. All of these options are held by our current or former executive officers, directors, and employees. Also, as of December 31, 2008, we had the ability to issue options and restricted stock to purchase an additional 365,858 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of our shareholders' ownership of our common stock.

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

We have discretion in using/applying the net proceeds from our sale in October of 2008 of 1,010,000 shares of common stock to certain accredited investors pursuant to a private placement transaction and the net proceeds from the CPP transaction with the U.S. Treasury, and our profitability and the value of our common stock could be adversely affected if we fail to use the funds effectively.

        We intend to use the net proceeds from the private offering for general corporate purposes, including, among other things, providing additional capital to our bank to support lending and potential growth. We have flexibility in applying the net proceeds of the private offering and the CPP transaction with the U.S. treasury. Our failure to apply these funds effectively could adversely affect our business by reducing our return on equity and inhibiting our abilities to expand and/or raise additional capital in the future.

State law and provisions in our articles of incorporation or bylaws could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.

        In many cases, shareholders may receive a premium for their shares if we were purchased by another company. State law and our articles of incorporation and bylaws could make it difficult for anyone to purchase us without the approval of our board of directors. For example, our articles of incorporation divide the board of directors into three classes of directors serving staggered three-year terms with approximately one-third of the board of directors elected at each annual meeting of shareholders. This classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable.

        Our articles of incorporation provide that a merger, exchange or consolidation of SCBT with, or the sale, exchange or lease of all or substantially all of our assets to, any person or entity (referred to herein as a "Fundamental Change"), must be approved by the holders of at least 80% of our outstanding voting stock if the board of directors does not recommend a vote in favor of the Fundamental Change. The articles of incorporation further provide that a Fundamental Change involving a shareholder that owns or controls 20% or more of our voting stock at the time of the proposed transaction (a "Controlling Party") must be approved by the holders of at least (i) 80% of our outstanding voting stock, and (ii) 67% of our outstanding voting stock held by shareholders other than the Controlling Party, unless (x) the transaction has been recommended to the shareholders by a majority of the entire board of directors or (y) the consideration per share to be received by our shareholders generally is not less than the highest price per share paid by the Controlling Party in the acquisition of its holdings of our common stock during the preceding three years. The approval by the holders of at least 80% of our outstanding voting stock is required to amend or repeal these provisions contained in our articles of incorporation. Finally, in the event that any such Fundamental Change is not recommended by the board of directors, the holders of at least 80% of our outstanding voting stock must attend a meeting called to address such transaction, in person or by proxy, in order for a quorum for the conduct of business to exist. If the 80% and 67% vote requirements described above do not apply because the board of directors recommends the transaction or the consideration is deemed fair, as applicable, then pursuant to the provisions of the South Carolina Business Corporation Act, the Fundamental Change generally must be approved by two-thirds of the votes entitled to be cast with respect thereto.

        Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Holders of the Series T preferred stock have rights that are senior to those of our common shareholders.

        The Series T preferred stock that we issued to the U.S. Treasury on January 16, 2009 is senior to our shares of common stock and holders of the Series T preferred stock have certain rights and preferences that are senior to holders of our common stock. The Series T preferred stock ranks senior to our common stock and all other equity securities of ours designated as ranking junior to the Series T preferred stock. So long as any shares of the Series T preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and our subsidiaries also generally may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series T preferred stock for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the Series T preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

Holders of the Series T preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.

        In the event that we fail to pay dividends on the Series T preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series T preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series T preferred stock have limited voting rights.

        Except as otherwise required by law and in connection with the election of directors to our board of directors in the event that we fail to pay dividends on the Series T preferred stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series T preferred stock have limited voting rights. So long as shares of the Series T preferred stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated articles of incorporation, the vote or consent of holders owning at least 66 2/3% of the shares of Series T preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series T preferred stock; (2) any amendment to the rights of the Series T preferred stock so as to adversely affect the rights, preferences, privileges or voting power of the Series T preferred stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series T preferred stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series T preferred stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series T preferred stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The Midlands region lead branch of SCBT, N.A., is also located in this approximately 57,000 square-foot building. The main offices of SCBT, N.A. are in a four-story facility with approximately 48,000 square feet of space for operating and administrative purposes, located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. NCBT, a division of SCBT, N.A., leases approximately 13,000 square feet in a building located at 6525 Morrison Boulevard, Charlotte, North Carolina. In addition to these main locations, our bank owns thirty-nine other properties and leases twenty-five other properties, all of which are used, substantially, as branch locations or for housing other operational units.

        Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3.    Legal Proceedings.

        We are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business as of December 31, 2008 and the date of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At a special meeting of the shareholders on December 30, 2008, shareholders approved the proposal to amend and restate our articles of incorporation to authorize the issuance of up to ten million shares of preferred stock with such preferences, limitations and relative rights, within legal limits, of the class or series of preferred stock, as are set by the board of directors, and to delete certain obsolete provisions of the articles of incorporation, as set forth in our proxy statement filed on November 28, 2008. The shareholders voted on the proposal as indicated below:

        At the Special Meeting of Shareholders of SCBT Financial Corporation held on December 30, 2008, the holders of SCBT Financial Corporation's common stock approved a proposed amendment and restatement of SCBT's Articles of Incorporation to authorize the issuance of up to ten million shares of preferred stock, par value $.01 per share, which included shares for issuances in connection with the United States Treasury's Capital Purchase Program, by the following vote:

	Votes	% of Outstanding Common Shares
Votes For	8,330,198	74.1%
Votes Against	612,340	5.4%
Abstain	93,896	0.8%

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  (a)
  The table below describes historical information regarding our common equity securities:

	2008	2007	2006	2005	2004
Stock Performance
Dividends per share	$0.68	$0.68	$0.68	$0.68	$0.65
Dividend payout ratio	40.93%	29.17%	30.88%	34.29%	36.66%
Dividend yield (based on the average of the high and low for the year)	1.90%	1.94%	1.81%	2.14%	2.06%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	22.70x	13.65x	19.39x	17.29x	20.49x
Price/book ratio (end of year)	1.58x	1.50x	2.25x	1.95x	2.27x
Common Stock Statistics
Stock price ranges:
High	$45.24	$40.84	$42.93	$34.94	$37.61
Low	26.25	28.29	32.38	28.50	25.57
Close	34.50	31.67	41.73	33.42	33.57
Volume traded on exchanges	8,098,600	4,359,700	2,510,900	2,202,700	1,711,500
As a percentage of average shares outstanding	75.65%	42.91%	28.89%	27.09%	21.23%
Earnings per share, basic	$1.53	$2.33	$2.17	$1.95	$1.66
Earnings per share, diluted	1.52	2.32	2.15	1.93	1.64
Book value per share	21.77	21.17	18.57	17.17	14.77

        In reference to the table above, per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on December 20, 2004 and a 5% common stock dividend paid to shareholders of record on March 9, 2007.

Quarterly Common Stock Price Ranges and Dividends

	Year Ending December 31, 2008			Year Ending December 31, 2007
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$34.83	$26.96	$0.17	$40.84	$34.99	$0.17
2nd	36.39	28.40	0.17	38.00	35.18	0.17
3rd	45.24	26.25	0.17	37.25	28.29	0.17
4th	38.00	29.45	0.17	37.65	28.86	0.17

        As of March 13, 2009, we had issued and outstanding 11,322,178 shares of common stock which were held by approximately 6,200 shareholders of record. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol "SCBT."

        We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our bank subsidiary. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of our bank's respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2008, approximately $31.8 million of our bank's retained earnings were available for distribution to SCBT as dividends without prior regulatory approval. For the year ended December 31, 2008, our bank paid dividends of approximately $9.6 million to SCBT. We anticipate that we will continue to pay comparable cash dividends from our bank to SCBT in the future. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent.

        As long as the Series T Preferred Stock is outstanding, we may not, without consent of Treasury, increase the cash dividend on our common stock.

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1–October 31	—		$—	—	147,872
November 1–November 30	2,103	*	34.80	—	147,872
December 1–December 31	—		—	—	147,872

Total	2,103			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for SCBT Financial Corporation:

(Dollars in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data Period End
Assets	$2,766,710	$2,597,183	$2,178,413	$1,925,856	$1,436,977
Loans, net of unearned income *	2,316,076	2,083,047	1,760,830	1,535,901	1,153,230
Investment securities	222,227	258,309	210,391	182,744	165,446
Goodwill and other intangible assets	66,221	65,618	35,679	36,068	—
Deposits	2,153,274	1,927,889	1,706,715	1,473,289	1,171,313
Nondeposit borrowings	349,870	440,046	293,521	294,420	141,136
Shareholders' equity	244,928	215,065	161,888	148,403	118,798
Number of common shares outstanding	11,250,603	10,160,432	8,719,146	8,644,883	7,657,094
Annualized Performance Ratios
Return on average assets	0.58%	0.95%	0.97%	1.00%	1.05%
Return on average equity	7.00	12.42	12.72	13.19	12.20
Return on average tangible equity	10.26	16.28	16.83	15.40	12.81
Net interest margin (taxable equivalent)	3.83	3.85	3.91	4.04	4.19
Efficiency ratio	63.17	65.31	63.80	64.88	65.45
Dividend payout ratio	40.93	29.17	30.88	34.29	36.66
Asset Quality Ratios
Allowance for loan losses to period end loans	1.36%	1.28%	1.29%	1.30%	1.25%
Allowance for loan losses to period end nonperforming loans	211.34	419.22	492.14	468.74	442.64
Nonperforming assets to period end loans and OREO	0.91	0.33	0.30	0.32	0.43
Nonperforming assets to period end total assets	0.76	0.27	0.24	0.24	0.35
Net charge-offs to average loans	0.26	0.13	0.16	0.11	0.15
Capital Ratios
Equity to assets	8.85%	8.28%	7.43%	7.71%	8.27%
Tangible equity to tangible assets	6.62	5.90	5.89	5.94	7.97
Tier 1 leverage ratio	8.54	8.42	8.11	8.58	8.05
Tier 1 risk-based capital	10.42	9.64	10.11	10.25	9.85
Total risk-based capital	12.34	10.89	11.36	11.45	11.10
Other Data
Number of financial centers	50	50	45	41	34
Number of employees (full-time equivlent basis)	692	701	634	590	513

*
—Excludes loans held for sale.

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2008	2007	2006	2005	2004
Summary of Operations
Interest income	$156,075	$149,199	$127,808	$90,568	$65,576
Interest expense	60,298	68,522	54,281	28,710	14,643

Net interest income	95,777	80,677	73,527	61,858	50,933
Provision for loan losses	10,736	4,384	5,268	4,907	4,332

Net interest income after provision for loan losses	85,041	76,293	68,259	56,951	46,601
Noninterest income	19,049	27,359	23,962	21,549	21,054
Noninterest expense	79,796	71,402	62,132	54,022	47,202

Income before provision for income taxes	24,294	32,250	30,089	24,478	20,453
Provision for income taxes	8,509	10,685	10,284	7,823	6,437

Net income	$15,785	$21,565	$19,805	$16,655	$14,016

Per Common Share
Net income, basic	$1.53	$2.33	$2.17	$1.95	$1.66
Net income, diluted	1.52	2.32	2.15	1.93	1.64
Cash dividends	0.68	0.68	0.68	0.68	0.65
Book value	21.77	21.17	18.57	17.17	15.51
Tangible book value	15.88	14.71	14.47	12.98	14.92

        In reference to the table above, net income per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on December 20, 2004 and a 5% common stock dividend paid to shareholders of record on March 9, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes SCBT Financial Corporation and its subsidiary's results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007, and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

        At the end of November 2007, we acquired TSB and its results of operations have been included since December 1, 2007. Therefore, results of operations for the year ended December 31, 2008 are comparable to December 31, 2007.

Overview

        We achieved positive operating results during 2008, even though our earnings declined during the year compared to 2007. We continued to experience pressures from the deteriorating U.S. economy. Despite these challenges, we maintained solid loan growth and asset quality during the year. Consolidated net income decreased 26.8% to $15.8 million for the year ended December 31, 2008 driven by a $6.6 million (after-tax) realized loss on the sale of Freddie Mac preferred securities and a 144.9% increase in provision for loan losses to $10.7 million during 2008. Diluted earnings per share decreased 34.5% to $1.52 for the year ended December 31, 2008 as compared to $2.32 for the year ended December 31, 2007. Our net interest income increased 18.7% to $95.8 million related to growth in interest-earning assets and declines in rates as the Federal Reserve adjusted the fed funds rate to between 0 to 25 basis points by year-end. Interest income increased 4.6% while interest expense decreased 12.0% for the year ended December 31, 2008 compared to the same period in 2007.

        Compared to the banking industry, our asset quality remains manageable. Nonperforming assets ("NPAs") increased to $21.1 million at December 31, 2008 up from $6.9 million at December 31, 2007. NPAs as a percentage of loans and repossessed assets increased to 0.91% at December 31, 2008 as compared to 0.33% at December 31, 2007 and 0.66% at September 30, 2008. NPAs to total assets at December 31, 2008 were 0.76% compared to 0.27% at the end of 2007 and 0.54% at the end of the third quarter of 2008. The increase continues to reflect the pressure within the real estate market and within the U.S. economy as a whole. The allowance for loans losses represented 1.36% of total period-end loans at $31.5 million. The current allowance for loan losses provides 2.11 times coverage of period-end nonperforming loans. Nonperforming loans totaled $14.9 million, representing 0.64% of period-end loans.

        Our noninterest income decreased during 2008, resulting from a securities loss (net of gains) of $9.9 million; however, we experienced increases in service charges on deposit accounts, bankcard services income and trust and investment services. Our noninterest expense increased during 2008, resulting from a $3.2 million increase in salaries and employee benefits, a $1.2 million increase in net occupancy expense and a $4.0 million increase in other noninterest expense. Other noninterest expense included higher FDIC assessments and increases in costs related to loan collections and other real estate owned. During the fourth quarter of 2008, we merged our bank subsidiaries and now operate as one bank in South Carolina and North Carolina. As a result, we believe that we will begin to see some cost savings. We continue to be focused on lowering our efficiency ratio. Our efficiency ratio was 63.17% at December 31, 2008 as compared to 65.31% at December 31, 2007.

        We continue to remain well-capitalized with a total risk-based capital ratio of 12.34% as of December 31, 2008. The increase from the prior year reflected $15.0 million from a subordinated term loan treated as Tier 2 capital for regulatory reporting and $26.8 million raised in a private placement of common stock during 2008. Subsequent to December 31, 2008, we completed the sale of $64.8 million in preferred stock to the U.S. Treasury as part of the government's CPP which further enhances our capital ratios. We believe our current capital ratios position us well during this time of continued economic uncertainty.

        At December 31, 2008, we had $2.8 billion in assets and 692 full-time equivalent employees. Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Bank Subsidiary Name Change and Mergers

        Effective September 25, 2008, we changed the name of our lead bank subsidiary, South Carolina Bank and Trust, N.A. to SCBT, N.A. The bank continues to do business in the state of South Carolina as SCBT and South Carolina Bank and Trust. In addition to the name change, we merged TSB and Piedmont into the Bank during the fourth quarter of 2008. TSB operates as NCBT and Piedmont operates as South Carolina Bank and Trust of the Piedmont, both divisions of the bank.

Recent Government Actions

        The following is a summary of certain recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the "Regulations and Supervision" section of this Form 10-K.

        In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

  •
  The Emergency Economic Stabilization Act of 2008 ("EESA"), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 12, "Insurance of Deposits");

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable (see disclosure under "Note 28—Subsequent Events" on page F-53);

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the "TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate will pay a 75 basis point fee for the guarantee;

  •
  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

        On December 2008, we decided to participate in the TLGP's enhanced deposit insurance program. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

        On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including SCBT, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

        Further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

        It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

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

Allowance for Loan Losses

        The allowance for loan losses reflects the estimated losses that will result from the inability of our bank's borrowers to make required loan payments. In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses. See "Loan Loss Provision" in this MD&A and "Allowance for Loan Losses" in Note 1 to the audited consolidated financial statements for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

        If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that SCBT has one reporting unit.

        Our stock price has historically traded above its book value and tangible book value and was trading above its book value and tangible book value as of December 31, 2008. In the event our stock price was to trade below its book value and tangible book value, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

        Core deposit intangibles, included in other assets in the condensed consolidated balance sheets, consist of costs that resulted from the acquisition of deposits from other commercial banks or the estimated fair value of these assets acquired through business combinations. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. In situations where it is "more likely than not" that a deferred tax asset is not realizable, a valuation allowance is recorded. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiaries.

Other-Than-Temporary Impairment ("OTTI")

        We evaluate securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. See page 47 "Available-for-sale" for further discussion.

Recent Accounting Standards and Pronouncements

        For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled "Summary of Significant Accounting Policies."

Results of Operations

        Consolidated net income decreased by $5.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, largely driven by a realized loss on the sale of Freddie Mac preferred securities in the fourth quarter of 2008. Below are key highlights of our results of operations during 2008:

  •
  Consolidated net income decreased 26.8% to $15.8 million in 2008 compared with $21.6 million in 2007 and $19.8 million in 2006, which reflects an increase of 8.9% in 2007 compared to 2006.

  •
  Basic earnings per share decreased 34.3% to $1.53 in 2008 compared with $2.33 in 2007 and $2.17 in 2006.

  •
  Diluted earnings per share decreased 34.5% to $1.52 in 2008 compared with $2.32 in 2007 and $2.15 in 2006.

  •
  Book value per common share was $21.77 at the end of 2008, an increase from $21.17 at the end of 2007 and $18.57 at the end of 2006.

  •
  Return on average assets decreased to 0.58% in 2008, compared with 0.95% in 2007and 0.97% in 2006. Our return on average assets was affected by a 20.0% increase in total assets, lower net income and slight net interest margin compression for the year ended December 31, 2008 compared to December 31, 2007.

  •
  Return on average shareholders' equity decreased to 7.00% in 2008, compared with 12.42% in 2007 and 12.72% in 2006. The decrease reflected the impact of lower net income for the year ended December 31, 2007, a realized loss on sale of Freddie Mac preferred securities and issuance of approximately one million common shares in a private placement to accredited investors on October 28, 2008.

  •
  Dividend payout ratio increased to 40.93% for the year ended December 31, 2008 compared with 29.17% in 2007 and 30.88% in 2006. The increase from 2008 to 2007 reflects lower net income for the year ended December 31, 2008 related to the realized loss on sale of Freddie Mac preferred securities, as well as paying the dividend on a greater number of shares.

  •
  Equity to assets ratio increased to 8.85% at December 31, 2008 compared with 8.28% in 2007 and 7.43% in 2006.

        Growth in interest-earning assets of $410.4 million, or 19.4%, and an increase in average yield drove total interest income to increase by $6.9 million, or 4.6%, during 2008. For the year ended December 31, 2008, total interest income was $156.1 million compared to $149.2 million in 2007, which reflects an increase of 16.7% in 2007 from $127.8 million in 2006. The increase was volume driven related to strong loan growth, mainly in commercial owner occupied, consumer real estate and commercial real estate loans during 2008.

        Despite higher volume in interest-bearing liabilities, lower rates drove total interest expense lower by $8.2 million, or 12.0%, during 2008. For the year ended December 31, 2008, total interest expense was $60.3 million compared to $68.5 million in 2007 and $54.3 million in 2006. The decrease resulted primarily from the falling interest rate environment and the increased use of low-cost federal funds purchased and other wholesale funding sources during most of 2008.

        In February 2004, SCBT's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2008, 2007 and 2006. During 2008, 2007 and 2006, we redeemed 6,074, 2,474 and 13,149, respectively, of SCBT shares from officers at an average cost of $33.10, $37.40 and $37.23, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under SCBT's stock incentive plans.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2008 and 2007.

Table 1—Quarterly Results of Operations (unaudited)

	2008 Quarters				2007 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$38,094	$38,958	$38,489	$40,534	$39,205	$37,867	$36,728	$35,399
Interest expense	13,450	14,301	14,927	17,620	17,613	17,379	16,964	16,566

Net interest income	24,644	24,657	23,562	22,914	21,592	20,488	19,764	18,833

Provision for loan losses	4,374	2,785	2,332	1,245	1,641	1,161	800	782
Noninterest income	6,110	(2,693)	8,127	7,505	6,572	7,104	7,070	6,613
Noninterest expense	20,876	19,096	19,695	20,129	18,899	17,823	17,630	17,050

Income before income taxes	5,504	83	9,662	9,045	7,624	8,608	8,404	7,614
Income taxes	1,955	(41)	3,513	3,082	2,482	2,966	2,833	2,404

Net income	$3,549	$124	$6,149	$5,963	$5,142	$5,642	$5,571	$5,210

Net Interest Income

        Net interest income is the largest component of our net income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the yields earned on interest-earning assets, rates paid on interest-bearing liabilities, the relative balances of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin.

        The Federal Reserve's Federal Open Market Committee lowered short-term interest rates approximately 400 basis points during 2008 to a Fed funds target range of zero to 0.25% as of December 31, 2008. Because of depositor preferences for certificates of deposits ("CDs"), we, like many other financial institutions, saw our deposit mix trend to a higher balance of relatively higher-cost CDs for funding during 2008. We sought to reduce deposit rates in step with the reduction in the short-term interest rates and other sources of funds (e.g., federal funds purchased, other borrowings and savings deposits) to fund loan growth. The reductions in the rates on interest-bearing liabilities contributed to higher net interest income for 2008 as compared to 2007. The increase in net interest income was volume driven, as average interest-earning assets increased considerably during the year. While the rates on interest-bearing liabilities adjusted downward more quickly than yields on interest-earning assets to impact net interest income positively during 2008, the slight decrease in our net interest margin reflects higher growth in the average balance of interest CDs relative to low or no cost deposits.

        Net interest income highlighted for the year ended December 31, 2008:

  •
  Net interest income increased by $15.1 million, or 18.7%, to $95.8 million during 2008.

  •
  Higher 2008 net interest income was driven by volume as total average interest-earning assets increased by $410.4 million, or 19.4%, during 2008 and a 104 basis point rate decrease in the average rate on interest-bearing liabilities.

  •
  An increase in loans was the largest contributor to volume increase. The increase in loans accounted for 96.8% of the growth in the average balance of total interest-earning assets for the year ended December 31, 2008.

  •
  Increase of 17 basis points in net interest spread contributed to higher net interest income during 2008.

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 3 basis points to 3.79% from 3.82% in 2007.

  •
  Net interest margin (taxable equivalent) decreased 2 basis points to 3.83% during 2008.

  •
  Interest-free funds favorably impacted net interest margin by 38 basis points.

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

  •
  Interest-free funds favorably impacted net interest margin by 58 basis points.

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

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 12 basis points to 3.87% vs. 3.99% in 2005.

  •
  Net interest margin (taxable equivalent) decreased 13 basis points to 3.91%.

  •
  Interest-free funds favorably impacted net interest margin by 50 basis points.

Table 2—Volume and Rate Variance Analysis

	2008 Compared to 2007 Increase (Decrease) due to			2007 Compared to 2006 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Loans, net of unearned income(2)	$29,274	$(21,966)	$7,308	$12,401	$6,107	$18,508
Loans held for sale	(272)	(14)	(286)	65	204	269
Investment securities:
Taxable	331	418	749	1,029	736	1,765
Tax exempt(3)	512	(343)	169	145	(8)	137
Federal funds sold and securities purchased under agreements to resell and time deposits	47	(1,111)	(1,064)	637	75	712

Total interest income	29,892	(23,016)	6,876	14,277	7,114	21,391

Interest expense on:
Deposits
Transaction and money market accounts	156	(5,964)	(5,808)	(21)	1,303	1,282
Savings deposits	662	(1,122)	(460)	251	1,348	1,599
Certificates and other time deposits	10,270	(9,515)	755	4,770	4,676	9,446
Federal funds purchased and securities sold under agreements to repurchase	2,757	(6,510)	(3,753)	2,422	682	3,104
Other borrowings	3,335	(2,293)	1,042	(1,379)	189	(1,190)

Total interest expense	17,180	(25,404)	(8,224)	6,043	8,198	14,241

Net interest income	$12,712	$2,388	$15,100	$8,234	$(1,084)	$7,150

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	2008			2007				2006
Years Ended December 31, (Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,220,448	$141,663	6.38%	$1,823,196	$134,355	7.37%	$1,646,906	$115,847	7.03%
Loans held for sale	17,022	967	5.68%	21,747	1,253	5.76%	20,406	984	4.82%
Investment securities:
Taxable	210,436	11,065	5.26%	203,899	10,316	5.06%	181,989	8,551	4.70%
Tax-exempt	36,760	1,471	4.00%	26,386	1,302	4.93%	23,468	1,165	4.96%
Federal funds sold and securities purchased under agreements to resell and time deposits	39,374	909	2.31%	38,460	1,973	5.13%	25,546	1,261	4.94%

Total interest-earning assets	2,524,040	156,075	6.18%	2,113,688	149,199	7.06%	1,898,315	127,808	6.73%
Noninterest-earning assets:
Cash and due from banks	51,747			48,094			57,590
Other assets	178,357			134,031			116,848
Allowance for loan losses	(28,189)			(23,400)			(21,135)

Total noninterest-earning assets	201,915			158,725			153,303

Total assets	$2,725,955			$2,272,413			$2,051,618

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$565,815	$6,030	1.07%	$558,467	$11,838	2.12%	$559,592	$10,556	1.89%
Savings deposits	145,579	1,706	1.17%	111,484	2,166	1.94%	77,308	567	0.73%
Certificates and other time deposits	1,019,434	39,908	3.91%	807,594	39,153	4.85%	695,851	29,707	4.27%
Federal funds purchased and securities sold under agreements to repurchase	271,143	5,427	2.00%	208,516	9,180	4.40%	149,081	6,076	4.08%
Other borrowings	168,645	7,227	4.29%	109,566	6,185	5.64%	134,775	7,375	5.47%

Total interest-bearing liabilities	2,170,616	60,298	2.78%	1,795,627	68,522	3.82%	1,616,607	54,281	3.36%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	315,167			284,766			266,400
Other liabilities	14,688			18,341			12,896

Total noninterest-bearing liabilities	329,855			303,107			279,296
Shareholders' equity	225,484			173,679			155,715

Total noninterest-bearing liabilities and shareholders' equity	555,339			476,786			435,011

Total liabilities and shareholders' equity	$2,725,955			$2,272,413			$2,051,618

Net interest spread			3.41%			3.24%			3.37%
Impact of interest free funds			0.38%			0.58%			0.50%

Net interest margin (non-taxable equivalent)			3.79%			3.82%			3.87%

Net interest income		$95,777			$80,677			$73,527

(1)
Nonaccrual loans are included in the above analysis.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2008, 2007, and 2006, noninterest income comprised 16.6%, 26.9%, and 26.2%, respectively, of total net interest and noninterest income. The decrease from 2007 resulted from a realized loss on the sale of Freddie Mac preferred securities for the year ended December 31, 2008.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Service charges on deposit accounts	$16,117	$15,114	$13,377
Bankcard services income	4,832	4,136	3,422
Mortgage banking income	3,455	3,596	3,464
Trust and investment services income	2,756	2,566	2,148
Securities losses, net of gains	(9,927)	(460)	(330)
Other	1,816	2,407	1,881

Total noninterest income	$19,049	$27,359	$23,962

        Noninterest income decreased 30.4% for the year ended December 31, 2008 compared to 2007 resulting from the following:

  •
  Service charges on deposit accounts increased 6.6%, driven by continued deposit growth in 2008.

  •
  Bankcard services income increased 16.8%, driven largely by the number of new accounts opened in 2008 and a general increase in usage by bank customers related to the SCBT Rewards program.

  •
  Mortgage banking income decreased 3.9%, driven by a slight decrease in service release premiums for the year ended December 31, 2008. During 2008, production in secondary market mortgages continued to slow down as in the previous year.

  •
  Trust and investment services income increased 7.4%, driven primarily by an increase in estate and managing agency trust services while investment services remained relatively flat in 2008 compared to the year ending December 31, 2007.

  •
  We recognized $10.1 million in realized losses during 2008 on the sale of Freddie Mac preferred securities and a $124,000 OTTI write-down on other equities. In the second quarter of 2008, we recognized a gain of $340,000 on the sale of an equity security. We had initially recorded an OTTI charge of $9.8 million during the third quarter of 2008, and then recorded an additional $383,000 loss in the fourth quarter of 2008 when we sold these Freddie Mac preferred securities.

  •
  Other service charges, commissions, and fees declined 24.6% during 2008, driven largely by a $260,000 loss recognized on bank owned life insurance ("BOLI"), a decrease of $124,000 on the cash surrender value of BOLI and an $86,000 loss on the sale of premise and equipment.

        Noninterest income growth of 14.2% for the year ended December 31, 2007 compared to 2006 resulted from the following:

  •
  Service charges on deposit accounts increased 13.0%, driven by strong deposit growth in 2007.

  •
  Mortgage banking income increased 3.8%, driven by a slight increase in service release premiums for the year ended December 31, 2007. During 2007, production in secondary market mortgages began to slow down compared to the previous year.

  •
  Bankcard services income increased 20.9%, driven largely by the number of new accounts opened in 2007 and a general increase in usage by bank customers related to the SCBT Rewards program.

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

  •
  We recognized $502,000 in realized losses during the fourth quarter of 2007, which realigned approximately $25.0 million in investment securities. We also sold an equity security during the first half of 2007 and recognized a $42,000 gain.

  •
  Other service charges, commissions, and fees grew 28.0% during 2007, driven largely by a $436,000 increase in cash surrender value of BOLI.

        Noninterest expense represents the largest expense category for our company. During 2008, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Salaries and employee benefits	$42,554	$39,312	$34,406
Furniture and equipment expense	6,246	5,758	4,989
Net occupancy expense	6,103	4,950	4,227
Information services expense	4,878	4,265	3,685
Advertising and marketing	3,870	3,143	3,186
Business development and staff related	2,184	2,097	1,717
Professional fees	2,243	2,072	2,112
Amortization of intangibles	575	509	526
Merger expense	405	811	—
Other	10,738	8,485	7,284

Total noninterest expense	$79,796	$71,402	$62,132

        Noninterest expense increased 11.8% for the year ended December 31, 2008 compared to 2007 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 8.2%, driven by sales volume incentives paid to employees on certain banking products. We expect that salaries and employee benefits expense will be driven largely by sales volume incentives and organic growth in 2009. This expense was the largest component of noninterest expense comprising 53.3% of the category totals for 2008. At December 31, 2008, we employed 692 full-time equivalent employees compared to 701 at the end of 2007.

  •
  Furniture and equipment expense increased by 8.5% as a result of the purchase of TSB in late 2007 and the addition of two new financial centers during the year.

  •
  Net occupancy expense increased 23.3%, driven by newly opened financial centers during 2008 and the increased lease expense and operating costs associated with the offices acquired in the TSB purchase. We maintained a total number of 50 financial centers during 2008. We opened a full-service branch on James Island, South Carolina; opened a full-service branch to replace a limited-service branch in Irmo, South Carolina; and closed the Cornelius, North Carolina LPO.

  •
  Information services expense increased 14.4%, driven by the incremental cost of the financial centers acquired in the TSB transaction and the addition of the full-service financial centers opened during 2008.

  •
  Advertising and marketing expense increased 23.1%, driven largely by a $478,000, or 31.3%, increase in advertising expense, a $216,000, or 25.6%, increase in public relations expense and a $127,000, or 30.1%, increase in debit card rewards expense.

  •
  Other noninterest expense increased 26.6% during 2008 due primarily to four factors: (1) an $888,000 increase in FDIC assessments, (2) a $776,000 increase in costs related to loan collections and other real estate owned, (3) a $188,000 increase in transaction expense related to bankcard services, and (4) a $182,000 increase in property taxes with additional de novo locations and full year of TSB locations.

        Noninterest expense increased 14.9% for the year ended December 31, 2007 compared to 2006 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 14.3%, driven by sales volume incentives paid to employees on certain banking products and an increase in the number of employees as a result of organic growth and the acquisition of TSB. This expense was the largest component of noninterest expense comprising 56.5% of the category totals for 2007. At December 31, 2007, we employed 701 full-time equivalent employees compared to 634 at the end of 2006.

  •
  Furniture and equipment expense increased by 15.4% as a result of purchases for new facilities and furniture and equipment upgrades to The Scottish Bank in order to provide consistent customer service across our banking family.

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

  •
  Other noninterest expense increased 16.5% during 2007 due primarily to four factors: (1) FDIC assessment, (2) increased cost related to loan collections and other real estate owned, (3) an increase in property taxes with additional de novo locations, and (4) a write-off of interest receivable on mortgages held for sale in the first quarter of 2007.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the investment portfolio changed somewhat from 2007 mainly due to the elimination of investments in government-sponsored enterprises ("GSE") preferred stocks, some increased balances in agency mortgage-backed securities, and a decline in balances of GSE debentures. The average life of the investment portfolio at December 31, 2008 was approximately the same as its average life at December 31, 2007. At December 31, 2008, investment securities were $222.2 million, or 8.7% of earning assets, compared with $258.5 million, or 10.8% of earning assets, at December 31, 2007. See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for our accounting policy on investment securities.

        As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the book value of investment securities for the past five years as of December 31:

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Held-to-maturity (amortized cost):
State and municipal obligations	$24,228	$21,457	$18,112	$18,194	$24,604

Total held-to-maturity	24,228	21,457	18,112	18,194	24,604

Available-for-sale (fair value):
Government-sponsored enterprises debt	28,672	71,952	67,448	37,749	25,185
State and municipal obligations	10,558	10,233	—	—	—
Mortgage-backed securities	133,505	118,205	93,238	99,595	94,664
Trust preferred (collateralized debt obligations)	10,083	14,246	14,358	11,361	10,300
Corporate stocks	402	8,744	7,069	4,923	4,909

Total available-for-sale	183,220	223,380	182,113	153,628	135,058

Total other investments	14,779	13,472	10,166	10,922	5,784

Total investment securities	$222,227	$258,309	$210,391	$182,744	$165,446

        During 2008, total investment securities decreased $36.3 million, or 14.0%, from December 31, 2007. The decrease was primarily the result of maturing or called securities that were purchased in higher interest rate environments and the writedown and subsequent sale of Freddie Mac preferred securities. The increase in held-to-maturity ("HTM") securities was the result of purchases of state and municipal tax-exempt securities during 2008. These are generally longer-maturity bonds that we have traditionally classified as HTM. However, beginning in the latter portion of 2008, we have begun to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. We increased our purchase of these tax-exempt securities to take advantage of their wider-than-normal spreads to U.S. Treasury notes. At December 31, 2008, the fair value of the total investment securities portfolio (including HTM) was $4.5 million, or 1.99%, lower than its book value. Comparable valuations at December 31, 2007 reflected a total investment portfolio fair value that was $242,000, or 0.09%, lower than book value.

Held-to-maturity

        HTM securities consist solely of tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities increased $2.8 million from the balance at December 31, 2007.

  •
  The balance of HTM securities represented 0.9% and 0.8% of total assets at December 31, 2008 and 2007, respectively.

  •
  Interest earned amounted to $996,000, an increase of $277,000, or 38.6%, from $719,000 in the comparable year of 2007. The average balance of the HTM portfolio increased by $7.8 million during 2008. The overall yield on the HTM portfolio decreased by 23 basis points from 2007 and by 39 basis points from 2006 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The average life of the held to maturity portfolio was 10.6 years and 6.3 years at December 31, 2008 and 2007, respectively.

Available-for-sale

        Securities available for sale consist mainly of government-sponsored enterprises, state and municipal bonds, and mortgage-backed securities. At December 31, 2008, investment securities with an amortized cost of $187.0 million and fair value of $183.2 million were classified as available for sale. The negative adjustment of $3.8 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights:

  •
  Total securities available for sale decreased $40.4 million, or 18.1%, from the balance at December 31, 2007, primarily as a result of the writedown and subsequent sale of Freddie Mac preferred securities and maturities and calls of securities that were purchased in a higher interest rate environment.

  •
  The balance of securities available for sale represented 6.6% of total assets at December 31, 2008 and 8.6% at December 31, 2007.

  •
  Interest income earned amounted to $11.5 million, an increase of $651,000, or 6.0%, from $10.8 million in the comparable year of 2007. Higher interest earned reflected a 27 basis point increase in the yield on available for sale securities.

        At December 31, 2008, we had 53 securities available for sale in an unrealized loss position, which totaled $7.8 million. During 2008, the credit and capital markets continued to experience unprecedented turmoil globally. These positions largely reflect the loss of liquidity in the capital markets and substantial widening of spreads (over the U.S. Treasury yield curve) that most market segments experienced during the period. The unrealized loss position at December 31, 2008 includes $6.9 million attributable to 8 pooled trust preferred securities. These securities are collateralized by subordinated debt issued by other financial institutions across the United States. In evaluating whether or not these securities are other-than-temporarily impaired, we have considered the financial health of these institutions.

        The market for originating new pooled trust preferred securities, as well as the secondary market for such existing securities, continued to be extremely illiquid in 2008. Accordingly, we use a pricing model as the most appropriate method for valuing these securities. The pricing model uses observable market data and unobservable market inputs. Therefore, these securities are considered Level 3 securities under the three-tier value hierarchy. Management continues to carefully monitor these securities. See "Note 4—Investment Securities" to the audited consolidated financial statements for information pertaining to our securities available for sale with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position and see "Note 24—Fair Value" for information pertaining to fair value methodologies.

        At December 31, 2008, we had a $124,000 other-than-temporary impairment on corporate stocks. In the fourth quarter of 2008, we realized a loss on sale of Freddie Mac preferred securities of $10.1 million. The realized loss consisted of the $9.8 million other-than-temporary impairment recognized in the third quarter of 2008 and an additional loss in market value of $363,000 realized upon sale of these securities during the fourth quarter of 2008.

        Investment securities in an unrealized loss position as of December 31, 2008 continue to perform as scheduled. We have the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers, therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

        Other investment securities included principally Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta ("FHLB") stock, each with no readily determinable market value.            The amortized cost and fair value of all these securities are equal at year end. The following are highlights:

  •
  Total other investment securities increased $1.3 million, or 9.7%, from the balance at December 31, 2007. Our bank is required to maintain a certain level of FHLB stock based on total assets, advances, and letters of credit.

  •
  The balance of other investment securities represented 0.5% of total assets at December 31, 2008 and 2007.

        During 2008, we recognized a net securities loss on investment securities of $9.9 million. Most of this was attributable to our decision in the fourth quarter of 2008 to dispose of our investment in Freddie Mac preferred securities which resulted in a pre-tax loss of $10.1 million. The net securities loss also included a $124,000 OTTI on corporate stocks and a $340,000 gain on sale of an equity security. We realized a pre-tax loss of $460,000 in 2007 and $330,000 in 2006.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years
									Total
											Par Value	Fair Value
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)	$1,730	6.42%	$2,440	7.49%	$2,615	6.34%	$17,443	6.06%	$24,228	6.26%	$24,245	$23,577

Total held-to-maturity	1,730	6.42%	2,440	7.49%	2,615	6.34%	17,443	6.06%	24,228	6.26%	24,245	23,577

Available-for-sale
Government-sponsored enterprises debt	507	4.08%	8,260	5.02%	19,905	5.31%	—	0.00%	28,672	5.20%	28,237	28,672
State and municipal obligations(2)	—	0.00%	—	0.00%	396	5.71%	10,162	6.40%	10,558	6.37%	11,370	10,558
Mortgage-backed securities	226	5.04%	10,271	4.47%	40,143	5.62%	82,865	5.61%	133,505	5.52%	130,521	133,505
Trust preferred (collateralized debt obligations)	—	0.00%	—	0.00%	—	0.00%	10,083	4.89%	10,083	4.89%	16,939	10,083
Corporate stocks	—	0.00%	—	0.00%	—	0.00%	402	2.27%	402	2.27%	402	402

Total available-for-sale	733	4.37%	18,531	4.72%	60,444	5.48%	103,512	4.98%	183,220	5.11%	187,469	183,220

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	14,779	4.87%	14,779	4.87%	14,779	14,779

Total investment securities	$2,463	5.81%	$20,971	5.04%	$63,059	5.52%	$135,734	5.10%	$222,227	5.22%	$226,493	$221,576

Percent of total	1%		9%		28%		61%
Cumulative percent of total	1%		11%		39%		100%

(1)
Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. A 37.1% increase in loans secured by commercial owner occupied real estate drove overall loan growth for the year ended December 31, 2008. At December 31, 2008, total loans had grown to $2.3 billion, an increase of $233.0 million, or 11.1%, compared to $2.1 billion at the end of 2007. Average loans outstanding during 2008 were $2.2 billion, an increase of $397.3 million, or 21.7%, over the 2007 average of $1.8 billion.

        The following table presents a summary of the loan portfolio by category:

Table 8—Distribution of Net Loans by Type

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate:
Commercial	$866,430	$805,267	$680,972	$545,646	$477,774
Consumer	515,546	436,767	392,650	376,323	334,323
Commercial owner occupied	423,345	308,864	219,466	188,476	70,206
Commercial and industrial	251,929	257,170	198,044	183,334	144,697
Other income producing property	141,516	123,659	115,189	92,823	3,088
Consumer	95,098	118,756	131,202	128,876	104,709
Other loans	22,163	32,809	23,337	20,522	18,610

Total loans	$2,316,027	$2,083,292	$1,760,860	$1,536,000	$1,153,407

Percent of Total
Real estate:
Commercial	37.4%	38.7%	38.7%	35.5%	41.4%
Consumer	22.2%	21.0%	22.3%	24.5%	29.0%
Commercial owner occupied	18.3%	14.8%	12.5%	12.3%	6.1%
Commercial and industrial	10.9%	12.3%	11.2%	11.9%	12.5%
Other income producing property	6.1%	5.9%	6.5%	6.1%	0.3%
Consumer	4.1%	5.7%	7.5%	8.4%	9.1%
Other loans	1.0%	1.6%	1.3%	1.3%	1.6%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Note: In the table above, the loan category consumer real estate includes owner occupied real estate.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2008 compared to December 31, 2007:

  •
  Loans secured by real estate mortgages were $1.4 billion, and comprised 59.7% of the total loan portfolio. This was an increase of $139.9 million, or 11.3%, over year-end 2007.

  •
  Loans secured by commercial real estate grew by $61.2 million, or 7.6%.

  •
  Loans secured by consumer real estate grew by $78.8 million, or 18.0%.

  •
  Commercial non real estate loans grew $109.2 million, or 19.3%, from the comparable year of 2007. The balance represented 29.2% of total loans.

        Loan interest income, including fees, was $142.6 million in 2008, an increase of $7.0 million, or 5.2% percent, over 2007 income of $135.6 million. The increase was the result of an increase in the total average outstanding loan balance in 2008 compared with 2007, as well as an average loan portfolio yield in 2008 of 6.38% which was 97 basis points lower than the 7.35% loan yield in 2007. Interest and fee income for 2007 was 16.1% above the 2006 income of $116.8 million. The average loan yield in 2007 was 34 basis points higher than the 2006 yield of 7.01%.

        Loans secured by commercial real estate comprise of $535.6 million in construction and land development loans and $330.8 million in commercial non-owner occupied loans at December 31, 2008. At December 31, 2007, we had $550.7 million in construction and land development and $254.6 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Loans secured by consumer real estate comprise of $293.5 million in consumer owner occupied loans and $222.0 million in home equity loans at December 31, 2008. At December 31, 2007, we had $272.7 million in consumer owner occupied loans and $164.1 million in home equity loans.

        The table below shows the maturity and interest rate sensitivity of the loan portfolio at December 31, 2008.

Table 9—Maturity Distribution of Loans

December 31, 2008 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial	$866,430	$313,789	$469,325	$83,316
Consumer	515,546	52,766	118,942	343,838
Commercial owner occupied	423,345	62,228	255,770	105,347
Commercial and industrial	251,929	112,194	120,884	18,851
Other income producing property	141,516	50,398	80,959	10,159
Consumer	95,098	14,664	74,108	6,326
Other loans	22,212	2,018	3,994	16,200

Total loans	$2,316,076	$608,057	$1,123,982	$584,037

Nonaccrual Loans and Total Nonperforming Assets

        The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Non-real estate secured loans and commercial loans are typically moved to nonaccrual status at 90 days past due. Loans well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured commercial loans are generally charged off at 120 days past due. Generally, commercial and real estate loans that are fully or partially secured are written down to the collateral value and placed on nonaccrual status becoming 90 days past due. Consumer loans can be placed on nonaccrual status, but normally they are not moved into nonaccrual status before charge off occurs. Closed end consumer loans are charged off or written down to the collateral value on or before becoming 120 days past due. Open end consumer loans secured by real estate are charged off or written down to the collateral value on or before becoming 180 days past due.

        The level of risk elements in the loan portfolio, other real estate owned and other nonperforming assets for the past five years is shown below:

Table 10—Nonperforming Assets

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$14,624	$5,353	$3,567	$2,760	$2,429
Accruing loans past due 90 days or more	293	985	1,039	1,512	840

Total nonperforming loans	14,917	6,338	4,606	4,272	3,269
Other real estate owned ("OREO")(1)	6,126	490	597	379	1,712
Other nonperforming assets(2)	84	82	—	—	—

Total nonperforming assets	$21,127	$6,910	$5,203	$4,651	$4,981

Total nonperforming assets as a percentage of total loans and OREO(3)	0.91%	0.33%	0.30%	0.30%	0.43%

Total nonperforming assets as a percentage of total assets	0.76%	0.27%	0.24%	0.24%	0.35%

Nonperforming loans as a percentage of period end loans(3)	0.64%	0.30%	0.27%	0.28%	0.28%

(1)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(2)
Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(3)
Loan data excludes mortgage loans held for sale.

        Comparing December 31, 2008 to December 31, 2007, we had seven loans which drove the increase in nonaccrual loans which accounted for approximately $8.0 million. In 2008, OREO increased by $5.6 million from the end of 2007. At year-end 2008, the number of properties held in OREO had increased to 23 from 6 at the end of 2007. In addition, the average balance of OREO had increased from approximately $82,000 at the end of 2007 to approximately $266,000 at the end 2008. Of the increase, $4.6 million relates to various properties along the coast of South Carolina. The increase in nonaccrual loans and OREO from the end of 2007 is reflective of the pressure on the real estate market and economy. These factors can have a negative impact on real estate absorption rates and nonperforming assets could continue to rise, as they have over the past year.

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

Potential Problem Loans

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $8.0 million, or 0.34% of total loans outstanding at December 31, 2008, compared to $1.1 million, or 0.05% of total loans outstanding at December 31, 2007. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

Allowance for Loan Losses

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

        The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

        The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loan relationships greater than $230,000. Loans for which specific reserves are provided are excluded from the calculation of the general reserves.

        The Office of the Comptroller of the Currency recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In our ongoing consideration of such factors, we consider our allowance for loan losses to be adequate. The following table presents changes in the allowance for loan losses for the five years at December 31:

Table 11—Summary of Loan Loss Experience

(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses at January 1	$26,570	$22,668	$20,025	$14,470	$11,700
Total charge-offs	(6,754)	(3,325)	(3,438)	(1,850)	(2,008)
Total recoveries	973	1,008	813	383	446

Net charge-offs*	(5,781)	(2,317)	(2,625)	(1,467)	(1,562)

Provision for loan losses	10,736	4,384	5,268	4,907	4,332
Allowance from acquisition	—	1,835	—	2,115	—

Allowance for loan losses at December 31	$31,525	$26,570	$22,668	$20,025	$14,470

Average loans, net of unearned income**	$2,220,448	$1,823,196	$1,646,906	$1,313,796	$1,043,471
Ratio of net charge-offs to average loans, net of unearned income*	0.26%	0.13%	0.16%	0.16%	0.21%
Allowance for loan losses as a percentage of total loans	1.36%	1.28%	1.29%	1.30%	1.25%

*
Net charge-offs at December 31, 2008, 2007, and 2006 include automated overdraft protection ("AOP") principal net charge-offs of $559,000 million, $760,000 and $729,000, respectively. At December 31, 2005 and 2004, AOP principal net charge-offs were estimated at $692,000 and $581,000, respectively. For comparability, the ratio of net charge-offs to average loans, net of unearned income, for 2005 and 2004 is adjusted to include the estimated AOP principal net charge-offs.

**
Average loans, net of unearned income does not include loans held for sale.

        The higher provision in 2008 reflects higher net charge-offs than in 2007 as well as loan growth during the year. The following provides highlights for the years ended December 31, 2008 and 2007:

  •
  Total charge-offs increased $3.4 million, or 103.1% for the year ended December 31, 2008 compared to a $113,000, or 3.3%, decrease for the comparable year in 2007. A majority of the increase in total charge-offs between December 31, 2008 and December 31, 2007 was related an increase in commercial and industrial charge-offs of $783,000; consumer real estate charge-offs of $699,000; commercial real estate charge-offs of $693,000; and consumer charge-offs of $582,000.

  •
  Management currently expects net charge-offs to increase during 2009 to 0.50% given the economic environment, pressures within the real estate market and the rise in unemployment. However, we can give no assurances that our charge-offs will not exceed this expectation. Over the past three years, the dollar amount of charge-offs has increased, while the loan portfolio has increased substantially as well, therefore, the ratio of charge-offs to average loans has remained steady or decreased.

        Other real estate owned includes certain real estate acquired as a result of foreclosure and deeds in lieu of foreclosure. At December 31, 2008 and December 31, 2007, other real estate owned was $6.1 million and $490,000, respectively.

Liquidity

        Liquidity refers to the ability for us to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Our Asset Liability Management Committee ("ALCO") is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

        Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in table 7, one percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists largely of government-sponsored enterprises securities, municipal obligations, and some agency mortgage-backed securities. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

        Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

  •
  Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our bank,

  •
  Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our bank's asset/liability management and net interest margin requirements, and

  •
  Continually working to identify and introduce new products that will attract customers or enhance our bank's appeal as a primary provider of financial services.

        During the year ended December 31, 2008, we increased both deposits and non-deposit sources of funding. Our deposits include an increase in brokered certificates of deposits to $110.0 million, or 5.11% of total deposits, at December 31, 2008 from $10.3 million, or 0.03% of total deposits at December 31, 2007 to support loan growth and to lock in for 3- to 4-month terms some deposit rates that were highly favorable to local market CD rates. Compared to the year ended December 31, 2007, we slightly lengthened the terms of other borrowed funds to lock in relatively low rates that were available. We continue to emphasize shorter maturities of such funds in anticipation of an ongoing accommodative Federal Reserve monetary policy. Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments, asset quality, well-capitalized position, and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, the bank's federal funds sold positions, if any, serves as the primary source of immediate liquidity. At December 31, 2008, our bank had a total federal funds credit line of $337.0 million with total advances of $35.0 million. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home

Loan Bank ("FHLB"). At December 31, 2008, our bank had a total FHLB credit facility of $199.0 million with total advances of $150.1 million. We believe that our liquidity position is adequate and readily available.

        Our contingency funding plan provides several potential stages based on liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. Our subsidiary bank maintains various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, our bank would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our bank. This could increase our bank's cost of funds, impacting net interest margins and net interest spreads.

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

        Our primary policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline for the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months is 8 percent. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2008, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.85 percent increase in net interest income as compared with a base case unchanged interest rate environment. Some crucial driver rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that cannot decline and remain a positive number. Consequently, the simulations in the declining-rate scenarios are deemed by us and many other depository institutions to be not meaningful or reliable. Further, these are not currently being used in our assessment and management of interest rate risk. The simulation indicate that our rate sensitivity is slightly asset sensitive to the indicated change in interest rates over a one-year horizon. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors. The shape of the fixed-income yield curve can also influence interest rate risk sensitivity, with, for instance, a "flat" to "slightly inverted" yield curve having a dampening effect on our slight liability sensitivity. Also, other factors may influence actual results, such as the nature and pace of the Federal Reserve's monetary policy activities (e.g., aggressive rate cuts could narrow margins for a period of time).

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

        As shown in the gap analysis below at December 31, 2008, we had a greater dollar value of financial liabilities that were subject to repricing within a 12-month time horizon than financial assets that were subject to repricing. The next four twelve-month periods and all periods thereafter cumulatively display a greater amount of financial assets subject to repricing. We have a cumulatively small negative interest rate gap for the 5-year aggregate period through 2013. The degree of magnitude of rate repricings of the financial assets and liabilities is, as mentioned above, not accounted for by a static gap analysis such as that presented in the table below.

        We do not currently use interest rate swaps or other derivatives to modify the interest rate risk of our financial instruments.

        The following table provides information as of December 31, 2008 about our financial instruments that are sensitive to changes in interest rates. For fixed rate loans, securities, time deposits, federal funds and repurchase agreements, and notes payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates, call dates, or average-life terminal dates as most applicable. Variable rate instruments are presented according to their first repricing opportunities. Non-interest bearing deposits and interest-bearing savings and checking deposits have no contractual maturity dates. For purposes of the table below, projected maturity dates for such deposits were determined based on decay rate assumptions used internally by us to evaluate such deposits. For further information on the fair value of financial instruments, see Note 24 to the consolidated financial statements.

Table 12—Financial Instruments that are Sensitive to Changes in Interest Rates

(Dollars in thousands)	2009	2010	2011	2012	2013	There- after	Total	Fair Value 12/31/2008
Financial Assets:
Loans, net of unearned income:
Fixed Rate:
Book Value	$453,896	$307,553	$220,044	$144,177	$127,751	$83,718	$1,337,139	$1,323,944
Average interest rate	6.74%	6.73%	6.84%	6.79%	6.65%	8.25%	6.85%
Variable Rate:
Book Value	859,531	54,939	27,294	12,236	9,119	35	963,154	984,716
Average interest rate	4.59%	6.34%	6.57%	6.57%	6.52%	7.88%	4.79%
Securites held to maturity:
Fixed Rate:
Book Value	3,435	1,447	3,035	3,630	260	12,421	24,228	23,577
Average interest rate	4.41%	4.88%	4.14%	3.99%	4.30%	3.95%	4.10%
Variable Rate:
Book Value	—	—	—	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Securites available for sale:
Fixed Rate:
Book Value	70,843	36,158	21,713	14,138	8,361	15,074	166,287	166,287
Average interest rate	5.48%	5.47%	5.40%	5.75%	4.78%	5.51%	5.46%
Variable Rate:
Book Value	16,933	—	—	—	—	—	16,933	16,933
Average interest rate	4.87%	0.00%	0.00%	0.00%	0.00%	0.00%	4.87%
Other investments:
Fixed Rate:
Book Value	—	—	—	—	—	9,977	9,977	9,977
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.98%	0.98%
Variable Rate:
Book Value	—	—	—	—	—	4,802	4,802	4,802
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.91%	5.91%
Federal funds sold	2,341	100	—	—	—	—	2,441	2,441
Average interest rate	0.61%	3.95%	0.00%	0.00%	0.00%	0.00%	0.75%

Total Financial Assets	$1,406,979	$400,197	$272,086	$174,181	$145,491	$126,027	$2,524,961	$2,532,677

Financial Liabilities:
Non-interest bearing deposits	$60,737	$60,738	$60,738	$60,738	$60,738	$—	$303,689	$303,689
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Interest-bearing savings and checking	261,449	241,173	71,952	71,952	70,844	—	717,370	717,757
Average interest rate	0.80%	0.84%	0.17%	0.17%	0.17%	0.00%	0.62%
Time deposits	1,072,446	55,406	2,128	778	1,254	203	1,132,215	1,132,063
Average interest rate	3.22%	3.68%	4.54%	4.32%	3.27%	3.88%	3.25%	—
Federal funds purchased and securities sold under agreements to repurchase	172,393	—	—	—	—	—	172,393	172,393
Average Interest Rate	0.39%	0.00%	0.00%	0.00%	0.00%	0.00%	0.39%
Other borrowings	78,301	154	32,662	245	242	65,873	177,477	177,486
Average interest rate	2.88%	4.82%	4.95%	4.82%	4.82%	3.91%	3.65%	—

Total Financial Liabilities	$1,645,326	$357,471	$167,480	$133,713	$133,078	$66,076	$2,503,144	$2,503,388

Interest rate sensitivity gap	$(238,347)	$42,726	$104,606	$40,468	$12,413	$59,951	$21,817
Cumulative interest rate sensitivity gap	$(238,347)	$(195,621)	$(91,015)	$(50,547)	$(38,134)	$21,817
Cumulative interest rate sensitivity gap as percent of total financial assets	-9.44%	-7.75%	-3.60%	-2.00%	-1.51%	0.86%

Deposits

        We rely on deposits by our customers as a primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide SCBT with "interest-free" sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts. The following table presents total deposits for the five years at December 31:

Table 13—Total Deposits

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Demand deposits	$303,689	$315,791	$256,717	$250,899	$224,027

Savings deposits	141,379	137,129	76,734	76,609	73,702
Interest-bearing deposits	575,991	588,289	579,398	545,811	457,801

Total savings and interest-bearing	717,370	725,418	656,132	622,420	531,503

Certificates of deposit	1,131,828	886,330	793,540	599,673	415,513
Other time deposits	387	350	326	297	270

Total time deposits	1,132,215	886,680	793,866	599,970	415,783

Total deposits	$2,153,274	$1,927,889	$1,706,715	$1,473,289	$1,171,313

        An increase in certificates of deposits drove growth in total deposits at December 31, 2008 compared to 2007. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits increased $225.4 million, or 11.7%, for the year ended December 31, 2008, driven largely by growth in certificates of deposit. During 2008, we reduced deposit rates in step with the reduction in short-term market rates administered by the Federal Reserve. For the year ended December 31, 2007, total deposits increased $221.2 million, or 13.0%.

  •
  Noninterest-bearing deposits decreased by $12.1 million for the year ended December 31, 2008.

  •
  Total savings and interest-bearing account balances decreased $25.5 million for the year ended December 31, 2008. Savings deposits increased $4.3 million, or 3.1%, money market (Market Rate Checking) deposits decreased $11.0 million, or 4.1%, and other interest-bearing deposits (NOW, IOLTA, and other) decreased $18.7 million, or 5.92%.

  •
  Interest-bearing deposits decreased by $29.8 million, or 5.1%, for the year ended December 31, 2008.

  •
  At December 31, 2008, the ratio of savings, interest-bearing, and time deposits to total deposits was 85.9%, up slightly from 84.0% at the end of 2007.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $2.0 billion in 2008, an increase of 16.1% from 2007. This increase was attributed to growth in core savings deposits and growth in core time deposits during 2008. Total deposits averaged $1.8 billion in 2007, an increase of 10.2% from 2006.

  •
  Average interest-bearing transaction account deposits grew by $253.3 million, or 17.1%, in 2008 compared to 2007.

  •
  Average noninterest-bearing demand deposits increased by $30.4 million, or 10.7%, in 2008 compared to 2007.

        The following outlines growth or declines in the approximate number of new customer deposit accounts during the twelve months ended December 31, 2008 as compared to 2007:

  •
  15,600 new transaction accounts, a 4.4% decline in new accounts from the prior year in 2007.

  •
  1,000 new nontransaction accounts, a 10.3% growth in new accounts from the prior year in 2007.

  •
  3,700 new business demand deposit checking accounts, a 6.8% growth in new accounts from the prior year in 2007.

  •
  14,400 new personal demand deposit checking accounts, a 7.4% decline in new accounts from the prior year in 2007.

  •
  6,800 new savings accounts, a 5.2% growth in new accounts from the prior year in 2007.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 14—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2008	2007	% Change
Within three months	$191,515	$120,165	59.4%
After three through six months	148,575	181,492	-18.1%
After six through twelve months	147,478	111,873	31.8%
After twelve months	22,642	13,649	65.9%

	$510,210	$427,179	19.4%

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

Capital and Dividends

        Traditionally, our strong shareholders' equity base has provided support for our banking operations and growth opportunities, while ensuring sufficient resources to absorb the risks inherent in our business. As of December 31, 2008, we had $244.9 million in total shareholders' equity, or 8.9% of total assets. This compares to $215.1 million in total shareholders' equity, or 8.3% of total assets, at the end of 2007. On December 30, 2008, in a special shareholder meeting, our shareholders voted to approve a proposed amendment and restatement of our articles of incorporation to authorize the issuance of up to ten million shares of preferred stock.

        On October 28, 2008, we issued 1,010,000 shares of our authorized but unissued common stock to certain accredited investors at $28.00 per share pursuant to a private placement transaction. Net proceeds from this sale of common stock were approximately $26.8 million. On December 19, 2008, we contributed $25.0 million in capital to our bank and left the remaining proceeds at the bank holding company.

        On September 22, 2008, we borrowed $15 million under a Subordinated Term Loan Agreement with a maturity date of September 30, 2015. The unsecured subordinated term loan bears interest at three-month LIBOR for such interest period plus 3.50% per annum, payable quarterly. We may prepay at par without premium. The subordinated debt qualifies as Tier 2 regulatory capital for the first two years, with the capital treatment phasing out twenty percent per year thereafter.

        The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's new rules, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40,000,000 of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. We did not issue trust preferred securities during the years ended December 31, 2008, 2007 and 2006. (See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

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

Table 15—Capital Adequacy Ratios

	December 31,
(In percent)	2008	2007	2006
Tier 1 risk-based capital	10.42	9.64	10.11
Total risk-based capital	12.34	10.89	11.36
Tier 1 leverage	8.54	8.42	8.11

        Compared to December 31, 2007 our Tier 1 risk-based capital ratio and total risk-based capital ratio have increased because of the capital raised through common stock issuance. Our capital ratios are currently in excess of the minimum standards and furthermore continue to be in the "well capitalized" regulatory classifications. Subsequent to December 31, 2008 and not reflected in the table above, we completed the sale of $64.8 million in preferred stock and a warrant to the U.S. Treasury as part of the government's TARP CPP which further increased our capital ratios (see discussion under "Participation in the Capital Purchase Program of the Troubled Asset Relief Program" on page 9).

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank. Dividends paid by our bank are subject to certain regulatory restrictions. We must gain approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of our bank's net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2008, approximately $31.8 million of the bank's retained earnings was available for distribution to SCBT as dividends without prior regulatory approval. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent.

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 16—Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Shareholder dividend payments	$7,113	$6,227	$5,911
Dividend payout ratios	40.93%	29.17%	30.88%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities.

Asset Credit Risk and Concentrations

        The quality of our interest-earning assets is maintained through our management of certain concentrations of credit risk. We review each individual earning asset including investment securities and loans for credit risk. To facilitate this review, we have established credit and investment policies that include credit limits, documentation, periodic examination, and follow-up. In addition, we examine these portfolios for exposure to concentration in any one industry, government agency, or geographic location.

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2008 and 2007, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

        Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored enterprise securities, tax-free securities, or other securities having ratings from "AAA" to "Not Rated." All securities, with the exception of those that are not rated, were rated by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established.

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had five such credit concentrations at December 31, 2008, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings, loans to physicians for office buildings and loans to borrowers for land subdivision.

Off-Balance Sheet Arrangements

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

        At December 31, 2008, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $544.3 million through various types of lending arrangements, of which $381.1 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $9.8 million at December 31, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

        While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects our bank's customers and may result in an indirect effect on our bank's business.

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2008. Long-term debt obligations totaling $177.8 million include advance agreements (borrowings) with the Federal Home Loan Bank (FHLB) of Atlanta, junior subordinated debt and a Federal Reserve Bank Term Auction Facility advance. The FHLB advances are collateralized by stock in the FHLB of Atlanta, HELOCs, and qualifying first mortgage residential loans and commercial real estate loans under a blanket-floating lien. Operating lease obligations of $42.8 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 20 to the audited consolidated financial statements.

Table 17—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$177,477	$37,972	$42,557	$—	$96,948
Operating lease obligations	42,702	3,804	7,155	5,204	26,539

Total	$220,179	$41,776	$49,712	$5,204	$123,487

*
Represents principal maturities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset-Liability Management and Market Risk Sensitivity" on page 55 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

        See Table 1 on page 39 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2008 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of SCBT's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that SCBT's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding our control objectives.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of SCBT's internal control over financial reporting as of December 31, 2008 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with the our 2009 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with our 2009 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2008, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	351,553	$26.94	627,336
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 627,336 number of securities available for future issuance in the table above are a total of 261,478 shares remaining from the authorized total of 363,825 under SCBT's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of SCBT to be filed in connection with our 2009 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between SCBT Financial Corporation and TSB Financial Corporation, dated as of August 29, 2007 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 30, 2007)
3.1	Amended and Restated Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 31, 2008)
3.2	Amended and Restated Bylaws of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2008)
3.3	Articles of Amendment to Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
4.1	Specimen SCBT Financial Corporation Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)
4.2	Articles of Incorporation (included as Exhibit 3.1)
4.3	Bylaws (included as Exhibit 3.2)
4.4	Warrant to Purchase up to 303,083 Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
4.5	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.1	First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

Exhibit No.	Description of Exhibit
10.2*	First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to the Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)
10.3*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 333-33092)
10.4*	First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 333-90014)
10.5*	SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)
10.6*	Executive Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on March 15, 2005)
10.7	Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.8	Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.9	Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.10	Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.11	Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.12	Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)
10.13	Employment Agreement between SCBT Financial Corporation and Thomas Bouchette, dated July 21, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

Exhibit No.	Description of Exhibit
10.14	Noncompete Agreement between SCBT Financial Corporation and Thomas Bouchette, dated as of July 21, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.15	Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.16	Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.17	Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.18	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Directors under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.19	Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.20	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.21	Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Officers and Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)
10.22	Description of the 2006 Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on November 7, 2006)
10.23	Amended and Restated South Carolina Bank & Trust Deferred Income Plan, executed on November 16, 2006, to be effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2006)
10.24	Amended and Restated South Carolina Bank & Trust Non-Employee Directors Deferred Income Plan, executed on November 16, 2006, to be effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 22, 2006)

Exhibit No.	Description of Exhibit
10.25	Form of Agreement for Restricted Stock Issued Pursuant to the Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)
10.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2008)
10.27*	Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.28*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Thomas S. Camp, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.29*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.30*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Richard C. Mathis, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.31*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Joe E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.32*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.33*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Dane Murray, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.34*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joe E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.35*	Form of Termination Letter for Supplemental Executive Retirement Agreements for Robert R. Hill, Jr., John C. Pollok, and Joe E. Burns, dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.36*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

Exhibit No.	Description of Exhibit
10.37	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.38	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement, between SCBT Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.39	Form of Waiver, executed by each of Messrs. Robert R. Hill, Jr., John C. Pollok, John F. Windley, Thomas S. Camp, and Joe E. Burns (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.40	Form of Letter Agreement, executed by each of Messrs. Robert R. Hill, Jr., John C. Pollok, John F. Windley, Thomas S. Camp, and Joe E. Burns with SCBT Financial Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.41	Subordinated Term Loan Agreement and Note, dated as of September 19, 2008, among South Carolina Bank and Trust, N.A., as borrower and SunTrust Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 23, 2008)
10.42	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2008)
14.1	SCBT Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K filed on March 12, 2004)
16.1	Letter dated March 21, 2008 from J.W. Hunt and Company LLP (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on March 21, 2008)
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of J.W. Hunt and Company, LLP
24.1	Power of Attorney (contained herein as part of the signature pages)
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
99.1	Supplemental Materials Distributed to Shareholders

*
Denotes a management compensatory plan or arrangement.

(b)
See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 16th day of March, 2009.

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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	President and Chief Executive Officer	March 16, 2009
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer	March 16, 2009
/s/ RICHARD C. MATHIS Richard C. Mathis	Executive Vice President and Chief Risk Officer	March 16, 2009
/s/ KAREN L. DEY Karen L. Dey	Senior Vice President and Controller	March 16, 2009
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	March 16, 2009

Signature	Title	Date

/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	March 16, 2009
/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	March 16, 2009
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	March 16, 2009
/s/ DALTON B. FLOYD, JR. Dalton B. Floyd, Jr.	Director	March 16, 2009
/s/ DWIGHT W. FRIERSON Dwight W. Frierson	Director	March 16, 2009
/s/ HARRY M. MIMS, JR. Harry M. Mims, Jr.	Director	March 16, 2009
/s/ RALPH W. NORMAN Ralph W. Norman	Director	March 16, 2009
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	March 16, 2009
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	March 16, 2009
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	March 16, 2009
/s/ SUSIE H. VANHUSS Susie H. VanHuss	Director	March 16, 2009
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of J.W. Hunt and Company, LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
99.1	Supplemental Materials Distributed to Shareholders

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

        Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report which is included herein.

SCBT Financial Corporation
Columbia, South Carolina
March 16, 2009

www.SCBTonline.com
(803) 777-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheet of SCBT Financial Corporation and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion.

Charlotte, North Carolina
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

         We have audited SCBT Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SCBT Financial Corporation as of and for the year ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
March 16, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheet of SCBT Financial Corporation and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.W. Hunt and Company, LLP

Columbia, South Carolina
March 17, 2008

SCBT Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,024	$62,595
Interest-bearing deposits with banks	1,441	3,437
Federal funds sold and securities purchased under agreements to resell	1,000	29,301

Total cash and cash equivalents	49,465	95,333

Investment securities:
Securities held to maturity (fair value of $23,577 in 2008 and $21,215 in 2007)	24,228	21,457
Securities available for sale, at fair value	183,220	223,380
Other investments	14,779	13,472

Total investment securities	222,227	258,309

Loans held for sale	15,742	17,351

Loans	2,316,076	2,083,047
Less allowance for loan losses	(31,525)	(26,570)

Loans, net	2,284,551	2,056,477

Premises and equipment, net	66,392	55,454
Goodwill	62,888	61,709
Other assets	65,445	52,550

Total assets	$2,766,710	$2,597,183

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$303,689	$315,791
Interest-bearing	1,849,585	1,612,098

Total deposits	2,153,274	1,927,889
Federal funds purchased and securities sold under agreements to repurchase	172,393	296,186
Other borrowings	177,477	143,860
Other liabilities	18,638	14,183

Total liabilities	2,521,782	2,382,118

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock—$2.50 par value; authorized 40,000,000 shares; 11,250,603 and 10,160,432 shares issued and outstanding	28,127	25,401
Surplus	166,815	140,652
Retained earnings	59,171	50,499
Accumulated other comprehensive loss	(9,185)	(1,487)

Total shareholders' equity	244,928	215,065

Total liabilities and shareholders' equity	$2,766,710	$2,597,183

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Interest income:
Loans, including fees	$142,630	$135,608	$116,831
Investment securities:
Taxable	11,065	10,316	8,551
Tax-exempt	1,471	1,302	1,165
Federal funds sold and securities
purchased under agreements to resell	857	1,766	1,058
Deposits with banks	52	207	203

Total interest income	156,075	149,199	127,808

Interest expense:
Deposits	47,644	53,157	40,830
Federal funds purchased and securities sold under agreements to repurchase	5,427	9,180	6,076
Other borrowings	7,227	6,185	7,375

Total interest expense	60,298	68,522	54,281

Net interest income	95,777	80,677	73,527
Provision for loan losses	10,736	4,384	5,268

Net interest income after provision for loan losses	85,041	76,293	68,259

Noninterest income:
Service charges on deposit accounts	16,117	15,114	13,377
Bankcard services income	4,832	4,136	3,422
Mortgage banking income	3,455	3,596	3,464
Trust and investment services income	2,756	2,566	2,148
Securities gains (losses), net	(9,927)	(460)	(330)
Other	1,816	2,407	1,881

Total noninterest income	19,049	27,359	23,962

Noninterest expense:
Salaries and employee benefits	42,554	39,312	34,406
Furniture and equipment expense	6,246	5,758	4,989
Net occupancy expense	6,103	4,950	4,227
Advertising and marketing	3,870	3,143	3,186
Professional fees	2,243	2,072	2,112
Amortization of intangibles	575	509	526
Merger expense	405	811	—
Other	17,800	14,847	12,686

Total noninterest expense	79,796	71,402	62,132

Earnings:
Income before provision for income taxes	24,294	32,250	30,089
Provision for income taxes	8,509	10,685	10,284

Net income	$15,785	$21,565	$19,805

Earnings per share:
Basic	$1.53	$2.33	$2.17

Diluted	$1.52	$2.32	$2.15

Dividends per share	$0.68	$0.68	$0.68

Weighted average common shares outstanding:
Basic	10,301	9,275	9,126
Diluted	10,394	9,305	9,218

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
				Retained Earnings
	Shares	Amount	Surplus			Total
Balance, December 31, 2005	8,644,883	21,612	$90,481	$37,614	$(1,304)	$148,403
Comprehensive income:
Net income	—	—	—	19,805	—	19,805
Other comprehensive income, net of tax effects
Net unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	—	402	402

Total comprehensive income						20,207
Cash dividends declared at $.68 per share	—	—	—	(5,911)	—	(5,911)
Stock options exercised	45,523	114	727	—	—	841
Employee stock purchases	14,054	35	388	—	—	423
Restricted stock awards	26,441	66	(66)	—	—	—
Common stock repurchased	(11,755)	(29)	(414)	—	—	(443)
Share-based compensation expense	—	—	983	—	—	983
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(2,615)	(2,615)

Balance, December 31, 2006	8,719,146	21,798	92,099	51,508	(3,517)	161,888
Comprehensive income:
Net income	—	—	—	21,565	—	21,565
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	347	347
Net unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	—	1,683	1,683

Total comprehensive income						23,595
Cash dividends declared at $.68 per share	—	—	—	(6,227)	—	(6,227)
Stock options exercised	12,830	32	226	—	—	258
Employee stock purchases	20,904	52	561	—	—	613
Restricted stock awards	34,890	87	(87)	—	—	—
Common stock repurchased	(2,474)	(6)	(86)	—	—	(92)
Share-based compensation expense	—	—	1,002	—	—	1,002
Common stock issued for TSB acquisition	939,372	2,349	31,679	—	—	34,028
Common stock dividend	435,764	1,089	15,258	(16,347)	—	—

Balance, December 31, 2007	10,160,432	25,401	140,652	50,499	(1,487)	215,065
Comprehensive income:
Net income	—	—	—	15,785	—	15,785
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	(4,596)	(4,596)
Net unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	—	(3,102)	(3,102)

Total comprehensive income						8,087
Cash dividends declared at $.68 per share	—	—	—	(7,113)	—	(7,113)
Stock options exercised	14,087	35	262	—	—	297
Employee stock purchases	25,029	63	594	—	—	657
Restricted stock awards	47,129	118	(118)	—	—	—
Common stock repurchased	(6,074)	(15)	(186)	—	—	(201)
Share-based compensation expense	—	—	1,379	—	—	1,379
Common stock issued in private placement offering	1,010,000	2,525	24,232	—	—	26,757

Balance, December 31, 2008	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$15,785	$21,565	$19,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,999	4,324	3,267
Provision for loan losses	10,736	4,384	5,268
Deferred income taxes	(874)	(705)	(714)
Other-than-temporary impairment on securities	124	—	—
Loss on sale of securities available for sale	9,803	460	330
Share-based compensation expense	1,379	1,002	983
Loss (gain) on sale of assets	86	(38)	—
Net accretion of discount on investment securities	(339)	(225)	(96)
Net change in:
Loans held for sale	1,609	5,885	(10,275)
Accrued interest receivable	1,628	(167)	(2,648)
Prepaid assets	51	500	244
Miscellaneous other assets	(10,384)	(240)	(87)
Accrued interest payable	(1,807)	(2,007)	4,674
Accrued income taxes	811	(712)	4
Miscellaneous other liabilities	(2,646)	296	120

Net cash provided by operating activities	30,961	34,322	20,875

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,126	25,353	10,371
Proceeds from maturities and calls of investment securities held to maturity	3,925	3,645	6,437
Proceeds from maturities of investment securities available for sale	82,895	60,491	23,935
Proceeds from sales of other investment securities	2,338	4,502	4,639
Purchases of investment securities available for sale	(59,809)	(94,359)	(62,264)
Purchases of investment securities held to maturity	(6,679)	(7,005)	(6,384)
Purchases of other investment securities	(3,304)	(6,715)	(3,884)
Net increase in customer loans	(238,810)	(168,370)	(227,555)
Acquisition, net of cash acquired	—	(2,462)	—
Purchases of premises and equipment	(15,401)	(8,463)	(8,700)
Proceeds from sale of premises and equipment	19	128	399
Purchases of cash surrender value of life insurance	—	—	(10,000)

Net cash used in investing activities	(232,700)	(193,255)	(273,006)

Cash flows from financing activities:
Net increase in deposits	225,383	52,370	233,426
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(127,774)	89,038	52,442
Proceeds from FHLB advances	205,400	210,000	40,000
Repayment of FHLB advances	(167,535)	(170,100)	(93,375)
Common stock issuance	27,414	613	423
Common stock repurchased	(201)	(92)	(443)
Dividends paid	(7,113)	(6,227)	(5,911)
Stock options exercised	297	258	841

Net cash provided by financing activities	155,871	175,860	227,403

Net increase (decrease) in cash and cash equivalents	(45,868)	16,927	(24,728)
Cash and cash equivalents at beginning of period	95,333	78,406	103,134

Cash and cash equivalents at end of period	$49,465	$95,333	$78,406

SCBT Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$62,106	$70,224	$49,607
Income taxes	13,879	11,708	11,141
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$194,289	$—
Goodwill and other intangible assets acquired	—	30,378	—
Liabilities assumed	—	(188,177)	—
Common stock issued	—	(34,028)	—
Real estate acquired in full or in partial settlement of loans	10,428	1,538	703

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SCBT, N.A., a nationally chartered bank operating as South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont ("Piedmont") and North Carolina Bank and Trust ("NCBT"). The bank provides general banking services within the State of South Carolina and Mecklenburg County of North Carolina. The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America. SCBT Capital Trust I and SCBT Capital Trust II are unconsolidated subsidiaries of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. SCBT Capital Trust III is an unconsolidated subsidiary of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. TSB Statutory Trust I is an unconsolidated subsidiary of the Company acquired in the TSB merger and established for the purpose of issuing an aggregate of $3.0 million of trust preferred securities. On November 30, 2007, the Company acquired TSB Financial Corporation, the parent company of The Scottish Bank, N.A. On November 8, 2008, the Company merged TSB into SCBT, N.A. and changed its name to NCBT. On December 6, 2008, the Company merged Piedmont into SCBT, N.A.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, evaluating other-than-temporary impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $68.4 million at December 31, 2008. Based on this criteria, the Company had five such credit concentrations at December 31, 2008, including $295.9 million of loans to borrowers engaged in other activities related to real estate, $88.9 million of loans to religious organizations, $86.3 million of loans to lessors of nonresidential buildings, $73.8 million of loans to physicians for office buildings and $71.9 million of loans to borrowers for land subdivision.

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2008 and 2007 consisted of U.S. government-sponsored enterprises and mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralize the related receivable on agreements to resell. At December 31, 2008, these agreements were considered to be short-term investments with maturities of three months or less.

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

Note 1—Summary of Significant Accounting Policies (Continued)

        Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        Loans are placed on nonaccrual status depending upon the type of loan, the past due status, and the collection activities in progress. Well-secured loans, in the process of collection, are allowed to remain on an accrual basis until they become 120 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Closed end consumer loans and open end consumer loans are charged off or written down to the fair value of collateral on or before becoming 120 and 180 days past due, respectively. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Interest payments are applied to the principal balance on nonaccrual loans.

        A loan is considered impaired when, in management's judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or

Note 1—Summary of Significant Accounting Policies (Continued)

interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Allowance for Loan Losses

        The allowance for loan losses is established for estimated loan losses through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

        The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates loans that are classified as either doubtful, substandard or special mention to determine whether or not they are impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loan relationships greater than $230,000.

        Although management uses available information to estimate losses on loans, because of uncertainties associated with local, regional, and national economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Note 1—Summary of Significant Accounting Policies (Continued)

Rate Lock Commitments

        The Company enters into rate lock commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding. Rate lock commitments on mortgage loans that are originated for resale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 10 to 60 days. For such rate lock commitments, the Company is protected from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates. Operational processes may create timing differences where the final delivery of a forward contract to purchase a loan may occur in the reporting period immediately following the period when the loan was originally closed. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. On January 1, 2008, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. The adoption of the bulletin did not have a material impact on the Company's results of operations.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. These transfers are (1) routine mortgage loan sales with no servicing retained and (2) occasionally loan participations.

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

Intangible Assets

        Intangible assets consist primarily of goodwill and core deposit intangibles that result from the acquisition of other banks or branches from other banks. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first

Note 1—Summary of Significant Accounting Policies (Continued)

step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

        If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that the Company has one reporting unit.

        The Company's stock price has historically traded above its book value and tangible book value and was trading above its book value and tangible book value as of December 31, 2008. In the event the Company's stock price were to trade below its book value and tangible book value, management would perform its usual evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in management's evaluation that could result in an eventual goodwill impairment charge. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

        Core deposit intangibles, included in other assets, consist of costs that resulted from the acquisition of deposits from other commercial banks or the estimated fair value of these assets acquired through business combinations. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired (generally 2 to 10 years) on a either (1) the straight-line method or (2) the accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Advertising Costs

        The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a current year.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities and (2) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (see Note 14).

Note 1—Summary of Significant Accounting Policies (Continued)

Employee Benefit Plans

        The Company's defined benefit pension and other post retirement plans are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"), which requires the Company to recognize the funded status in its statement of financial position. See Note 16 for defined benefit pension and Note 17 for the post retirement benefits plan. The expected costs of the plans are being expensed over the period that employees provide service. The provisions of FAS 158 that eliminated the early measurement date option were effective for fiscal years ended after December 15, 2008 (see "Recent Accounting Pronouncements").

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB Statement No. 123(R), Share-Based Payment, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 18 for the amount the Company recognized as expense for the years ended December 31, 2008, 2007 and 2006.

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

        Retiree Medical Plan—Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2008, and the liability for future benefits has been recorded in the consolidated financial statements.

        ESPP—The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The Plan, which is effective for the seven-year

Note 1—Summary of Significant Accounting Policies (Continued)

period commencing July 1, 2002, is available to all employees who have attained age 21 and completed six months of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 85% of the common stock's fair value on either the first or last day of the quarter.

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

Earnings Per Share

        Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity.

Recent Accounting Pronouncements

        In October 2008, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value

Note 1—Summary of Significant Accounting Policies (Continued)

Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued (see "Investment Securities" under Note 24).

        In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The guidance in this FSP applies to the calculation of earnings per share ("EPS") under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of this FSP on its EPS calculation and related disclosures.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

        In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157. FAS 157-1 removes fair value measurements that are used in lease accounting from the scope of FASB Statement No. 157, Fair Value Measurements. FAS 157-2 defers, for one year, the requirement to apply FAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are not remeasured at least annually. The Company is currently evaluating the effects that FAS 157-1 will have on the financial condition, results of operations and the disclosures that will be presented in the consolidated financial statements. Under FAS 157-2, the Company defers, for one year, the requirement for nonfinancial assets and nonfinancial liabilities.

        Beginning January 1, 2008, the Company can prospectively elect to apply Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, and measure selected financial assets and liabilities at fair value on a contract-by-contract basis. After evaluating the guidance contained in the Statement, the Company has decided not to elect the fair value option for any financial assets or liabilities as of January 1, 2008.

        In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, which expressed the staff's view that, consistent with FASB Statement No. 156, Accounting for Servicing of Financial Assets, and FASB Statement No. 159, The Fair Value Option of Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The staff expects registrants to apply the views of SAB No. 109 on a prospective basis. The effect of adoption during the first quarter of 2008 did not have a material impact on the Company's results of operations.

Note 1—Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations. The statement will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date for purposes of measuring consideration paid will be the date at which the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. All loans will be fair valued and recorded at purchase. Additionally, Statement 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will prospectively apply Statement 141(R) to all business combinations completed on or after January 1, 2009. The Company has no business combinations currently scheduled.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. The Company adopted the statement beginning January 1, 2008. The effect of adoption during 2008 did not have a material impact on the Company's results of operations.

        In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which revises the measurement date for reporting of assets and liabilities for pensions and other post-retirement benefits. Prior to January 1, 2008, the Company measured its plan assets and benefit obligations as of October 31 under FASB Statement No. 132(R). The Company has now adopted the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position for the year ending December 31, 2008. The effect of adoption during 2008 did not have a material impact of the Company's results of operations.

Note 2—Mergers and Acquisitions

        On November 30, 2007, the Company acquired in a merger 100% of the outstanding stock of TSB Financial Corporation ("TSB"), including its banking subsidiary, The Scottish Bank, headquartered in Charlotte, NC. The Scottish Bank was immediately converted to The Scottish Bank, National Association with the approval of the Office of the Comptroller of the Currency. The acquisition represented the Company's first initiative to expand outside the state of South Carolina. The Scottish Bank had four offices located in Charlotte and one loan production office (it is now closed) in Cornelius, NC (Lake Norman). The Scottish Bank operates as NCBT, a division of SCBT, N.A., the Company's sole bank subsidiary.

Note 2—Mergers and Acquisitions (Continued)

        Under terms of the agreement, TSB shareholders received aggregate consideration of 939,472 shares of SCBT common stock and approximately $10.0 million in cash, including the intrinsic value of TSB's stock options. The stock portion of the consideration was based upon a fixed exchange ratio of .993 shares of the Company's common stock for each of the outstanding shares of TSB common stock, which as of November 30, 2007 totaled 1,162,018 shares. Based upon the Company's five-day average closing stock price of $36.224, which was the average closing price of the Company's stock for two days before and two days after the definitive agreement of August 30, 2007, the transaction was valued at approximately $44.0 million in the aggregate.

        The transaction resulted in goodwill of $29.4 million and a core deposit intangible asset of $982,000. None of the goodwill is deductible for tax purposes and will be subject to impairment testing at least annually. The core deposit intangible is being amortized over a period of ten years.

        The results of operations of The Scottish Bank became part of the Company's Consolidated Statements of Income from the respective dates of acquisition.

        The following table presents selected pro forma information of the Company as if the TSB acquisition had occurred on January 1, 2006.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006
Net interest income	$86,723	$79,995
Net income	22,935	21,203
Basic earnings per share	$2.26	$2.11
Diluted earnings per share	$2.26	$2.09

        As a part of the acquisition, the Company incurred certain merger costs related to the acquisition of TSB. Presented in the table below is the activity in accrued merger costs related to the TSB transaction:

(Dollars in thousands)	Beginning Balance	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance
Year ended December 31, 2008:
Severance and related costs	$491	$—	$—	$(488)	$3
Professional fees	680	(5)	—	(675)	—
Contract terminations costs	105	(5)	—	(100)	—
Other merger-related expenses	125	(6)	—	(119)	—

Totals	$1,401	$(16)	$—	$(1,382)	$3

Year ended December 31, 2007:
Severance and related costs	$—	$632	$378	$(519)	$491
Professional fees	—	1,104	18	(442)	680
Contract terminations costs	—	—	314	(209)	105
Other merger-related expenses	—	50	101	(26)	125

Totals	$—	$1,786	$811	$(1,196)	$1,401

        The remaining accrued merger costs reflected above are expected to be paid out during the first half of 2009. Severance and related costs included change in control payments. Professional fees primarily included investment banker fees, accountant fees, legal fees and transfer agent fees. Contract

Note 2—Mergers and Acquisitions (Continued)

termination costs are the result of the early termination of service contracts with various service providers related to the acquisition of TSB.

Note 3—Restriction on Cash and Due from Banks

        The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2008 and 2007 was approximately $2.0 million and $2.5 million, respectively.

Note 4—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
State and municipal obligations	$24,228	$84	$(735)	$23,577

December 31, 2007:
State and municipal obligations	$21,457	$114	$(356)	$21,215

        The values are based on data, which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Government-sponsored enterprises debt*	$28,207	$465	$—	$28,672
State and municipal obligations	11,449	8	(899)	10,558
Mortgage-backed securities	130,009	3,510	(14)	133,505
Trust preferred (collateralized debt obligations)	17,011	—	(6,928)	10,083
Corporate stocks	369	35	(2)	402

	$187,045	$4,018	$(7,843)	$183,220

December 31, 2007:
Government-sponsored enterprises debt*	$71,508	$496	$(52)	$71,952
State and municipal obligations	10,242	80	(89)	10,233
Mortgage-backed securities	117,482	955	(232)	118,205
Trust preferred (collateralized debt obligations)	14,258	7	(19)	14,246
Corporate stocks	8,901	63	(220)	8,744

	$222,391	$1,601	$(612)	$223,380

*
Government-sponsored enterprises are comprised of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, Federal Home Loan Bank ("FHLB"), and Federal Farm Credit Banks ("FFCB").

Note 4—Investment Securities (Continued)

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Federal Reserve Bank stock	$4,337	$—	$—	$4,337
Federal Home Loan Bank stock	9,110	—	—	9,110
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$14,779	$—	$—	$14,779

December 31, 2007:
Federal Reserve Bank stock	$3,259	$—	$—	$3,259
Federal Home Loan Bank stock	8,595	—	—	8,595
Silverton Bank stock	286	—	—	286
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$13,472	$—	$—	$13,472

        The amortized cost and fair value of debt securities at December 31, 2008 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,730	$1,737	$726	$733
Due after one year through five years	2,440	2,485	18,204	18,531
Due after five years through ten years	2,615	2,646	59,083	60,444
Due after ten years	17,443	16,709	109,064	103,512

	$24,228	$23,577	$187,078	$183,220

        There were no sales or transfers of held-to-maturity securities during 2008, 2007 or 2006. The following table summarizes information with respect to sales of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Sale proceeds	$2,126	$25,353	$10,371

Gross realized gains	$340	$42	$—
Gross realized losses	(10,143)	(502)	(330)

Net realized loss	$(9,803)	$(460)	$(330)

        The Company sold its entire position in Freddie Mac preferred stock during 2008 and recorded a realized loss of $10.143 million.

Note 4—Investment Securities (Continued)

        The Company had 88 securities with gross unrealized losses at December 31, 2008. Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2008:
Securities Held to Maturity
State and municipal obligations	$735	$17,944	$—	$—

	$735	$17,944	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$—	$—	$—	$—
State and municipal obligations	899	10,014	—	—
Mortgage-backed securities	11	2,767	3	1,503
Trust preferred (collateralized debt obligations)	3,408	6,452	3,522	3,949

	$4,319	$19,233	$3,524	$5,451

December 31, 2007:
Securities Held to Maturity
State and municipal obligations	$353	$10,383	$3	$437

	$353	$10,383	$3	$437

Securities Available for Sale
Government-sponsored enterprises debt	$49	$15,480	$3	$4,997
State and municipal obligations	89	5,314	—	—
Mortgage-backed securities	32	7,545	200	21,178
Trust preferred (collateralized debt obligations)	19	2,962	—	—
Corporate stocks	220	5,780	—	—

	$409	$37,081	$203	$26,175

        At December 31, 2008 and 2007, debt securities with unrealized losses have depreciated 16.8% and 1.3%, respectively, from their amortized cost basis. The unrealized losses in 2008 relate principally to some state and municipal obligations and pooled trust preferred securities whose spreads have widened to U.S. Treasury securities in the midst of the current economic and liquidity environments. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. The Company has the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers, therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2008. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 4—Investment Securities (Continued)

        Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        At December 31, 2008 and 2007, investment securities with a carrying value of $68.6 million and $88.9 million, respectively, were pledged to secure public deposits and for other purposes required and permitted by law. At December 31, 2008 and 2007, the carrying amount of the securities pledged to secure repurchase agreements was $99.1 million and $97.3 million, respectively.

Note 5—Loans and Allowance for Loan Losses

        The following is a summary of loans by category at December 31:

(Dollars in thousands)	2008	2007
Real estate:
Commercial
Construction and land development	$535,638	$550,683
Commercial non-owner occupied	330,792	254,584

Total commercial real estate	866,430	805,267
Consumer
Consumer owner occupied	293,521	272,663
Home equity loans	222,025	164,104

Total consumer real estate	515,546	436,767

Total real estate	1,381,976	1,242,034
Commercial owner occupied	423,345	308,864
Commercial and industrial	251,929	257,170
Other income producing property	141,516	123,659
Consumer	95,098	118,756
Other loans	22,212	32,564

Total loans	2,316,076	2,083,047
Less, allowance for loan losses	(31,525)	(26,570)

Loans, net	$2,284,551	$2,056,477

        At December 31, 2008 and 2007, net loans included a $1.4 million and $1.7 million, respectively, unamortized discount on loans acquired from TSB.

Note 5—Loans and Allowance for Loan Losses (Continued)

        An analysis of the changes in the allowance for loan losses is as follows:

(Dollars in thousands)	2008	2007	2006
Balance at beginning of period	$26,570	$22,668	$20,025
Loans charged-off	(6,754)	(3,325)	(3,438)
Recoveries of loans previously charged-off	973	1,008	813

Net charge-offs	(5,781)	(2,317)	(2,625)
Provision for loan losses	10,736	4,384	5,268
Allowance acquired in business combination	—	1,835	—

Balance at end of period	$31,525	$26,570	$22,668

        The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$8,720	$4,875
Impaired loans with a valuation allowance	8,817	582

	$17,537	$5,457

Valuation allowance related to impaired loans	$2,218	$127
Average of impaired loans during the year	$7,137	$4,629
Total nonaccrual loans	$14,624	$5,353
Total loans past due ninety days or more and still accruing	$293	$985

        Included in the balance sheet under the caption "Other assets" are certain real properties that were acquired as a result of completed foreclosure proceedings. Other real estate owned totaled $6.1 million and $490,000 at December 31, 2008 and 2007, respectively.

Note 6—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2008	2007
Land		$19,210	$13,334
Buildings and leasehold improvements	15 – 40 years	50,474	41,982
Equipment and furnishings	3 – 10 years	24,866	22,202
Construction in process		180	2,567

Total		94,730	80,085
Less accumulated depreciation		(28,338)	(24,631)

		$66,392	$55,454

        Depreciation expense charged to operations was $4.0 million, $3.4 million, and $3.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 6—Premises and Equipment (Continued)

        Computer software with an original cost of $3.1 million is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $439,000, $361,000, and $299,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 7—Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill, based on analysis through December 31, 2008. The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)
Balance, January 1, 2007	$32,313
TSB acquisition	29,396

Balance, December 31, 2007	61,709
Increases (decreases) related to TSB acquisition:
Additional cash paid in lieu of fractional shares	13
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset	332
Reduction in accrued merger costs from initial estimate, net of tax	(10)

Total increases related to TSB acquisition	335
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset in the Sun Bancshares, Inc. and New Commerce Bancorp acquisitions	844

Balance, December 31, 2008	$62,888

        The Company has adjusted goodwill during the first half of 2008 for certain items related to the TSB acquisition labeled above. Additionally, in April 2008, the Company also adjusted goodwill to correct an error in accounting related to the acquisitions of New Commerce Bancorp and Sun Bancshares, Inc. on April 8, 2005 and November 18, 2005, respectively. At the time of each acquisition, the Company should have recorded a deferred tax liability when recording its core deposit intangible assets related to the temporary difference between book and tax basis amortization. The adjustment resulted in an increase in goodwill of $844,000. The adjustment did not have an impact on the Company's results of operations.

        The Company's other intangible assets, consisting primarily of core deposit intangibles, are included in "Other assets". The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31:

(Dollars in thousands)	2008	2007
Gross carrying amount	$8,803	$8,803
Accumulated amortization	(5,470)	(4,926)

	$3,333	$3,877

Note 7—Goodwill and Other Intangible Assets (Continued)

        Amortization expense totaled $544,000, $472,000, and $482,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Core deposit intangibles are amortized using either the straight-line method or the accelerated basis of their estimated useful lives, with lives generally between 2 and 10 years. Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2009	$526
2010	508
2011	490
2012	461
2013	443

$2,428

Note 8—Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $510.2 million and $427.2 million, respectively.

        At December 31, 2008, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2009	$1,072,059
2010	55,406
2011	2,128
2012	915
2013	1,117
Thereafter	203

$1,131,828

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

	December 31,
	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$172,393	0.28%	$296,186	3.73%	$203,105	4.46%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$271,143	2.00%	$208,516	4.40%	$149,081	4.08%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$352,162		$296,186		$203,105

Note 10—Other Borrowings

        The Company's other borrowings were as follows as of December 31:

(Dollars in thousands)	2008	2007
FHLB advances with various maturity dates (ranging from less than one to fifteen years), various contractual terms, and various repayment schedules with fixed rates of interest; net of discount of $59 and $6 in 2008 and 2007, respectively.	$98,455	$95,667
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% for ten years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest.	20,619	20,619
Federal Reserve Bank ("FRB") Term Auction Facility advance with a fixed interest rate of 0.42%; matures on February 26, 2009.	20,000	—
Subordinated Term Loan with a variable interest rate equal to the three-month LIBOR rate (1.43% at December 31, 2008) plus a spread of 350 basis points per annum, payable quarterly; matures on September 30, 2015; net of discount on loan fee of $221.	14,779	—
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread adjusted quarterly; guaranteed by the Company on a subordinated basis, matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% for five years and thereafter at a rate equal to the three-month LIBOR rate plus a spread; guaranteed by the Company on a subordinated basis, matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and upaid interest.	8,248	8,248
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty in five years (December 2011); net of discount of $89 and $120 on December 31, 2008 and 2007, respectively.	3,004	2,973
Other	—	3,981

	$177,477	$143,860

FHLB Advances

        The Company has entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

Note 10—Other Borrowings (Continued)

        Advances outstanding of $29.5 million and $8.0 million at December 31, 2008 could be called by the FHLB at the next available call date prior to maturity, when the LIBOR index equals or exceeds 7.50% and 7.00%, respectively. There was a $10.0 million variable rate advance outstanding at December 31, 2008, and there was a $25.0 million variable rate advance outstanding as of December 31, 2007. Net eligible loans of the Company pledged to the FHLB for advances and letters of credit at December 31, 2008, were approximately $359.8 million which allows the Company a total borrowing capacity at FHLB was approximately $202.6 million. After accounting for outstanding advances totaling $98.4 million and letters of credit totaling $36.7 million, the Company had unused net credit available in the amount of approximately $67.5 million at December 31, 2008.

        The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2008 and 2007 was $129.1 million and $97.7 million, respectively. The average amount outstanding for the years ended December 31, 2008 and 2007 was approximately $153.5 million and $66.2 million, respectively. The weighted-average interest rate during the years ended December 31, 2008 and 2007 was 3.51% and 4.61%, respectively. The weighted-average interest rate at December 31, 2008 and 2007 was 3.51% and 4.55%, respectively.

Federal Reserve Bank Term Auction Facility

        The Company has entered into borrowing agreements with the FRB. Advances under these agreements are collateralized by qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

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

        As of December 31, 2008, the sole assets of the Trusts are an aggregate of $44.2 of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Note 10—Other Borrowings

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	FHLB Borrowings	Junior Subordinated Debt	FRB Term Auction Facility	Other
Years Ended December 31,
2009	$17,972	$—	$20,000	$—
2010	—	—	—	—
2011	42,557	—	—	—
2012	—	—	—	—
2013	—	—	—	—
Thereafter	37,926	44,243	—	14,779

	$98,455	$44,243	$20,000	$14,779

Note 11—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Current:
Federal	$8,580	$10,368	$10,078
State	803	1,022	920

Total current tax expense	9,383	11,390	10,998

Deferred:
Federal	(874)	(705)	(714)
State	—	—	—

Total deferred tax benefit	(874)	(705)	(714)

Provision for income taxes	$8,509	$10,685	$10,284

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Income taxes at federal statutory rate	$8,503	$11,288	$10,531
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	522	664	598
Tax-exempt interest	(637)	(439)	(432)
Income tax credits	(324)	(324)	(324)
Dividends received deduction	(74)	(204)	(183)
Other, net	519	(300)	94

	$8,509	$10,685	$10,284

Note 11—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2008	2007
Allowance for loan losses	$10,972	$9,238
Net operating loss carryforwards	783	933
Purchase accounting adjustments	567	725
Deferred compensation	525	501
Share-based compensation	498	300
Pension plan and post-retirement benefits	2,735	366
Unrealized losses on investment securities available for sale (AFS)	1,498	—
Other	—	116

Total deferred tax assets	17,578	12,179

Depreciation	1,726	1,420
Unrealized gains on investment securities AFS	—	390
Intangible assets	1,542	335
Other	263	280

Total deferred tax liabilities	3,531	2,425

Net deferred tax asset before valuation allowance	14,047	9,754

Less, valuation allowance	(762)	(613)

Net deferred tax asset	$13,285	$9,141

        At December 31, 2008, the Company had operating loss carryforwards for federal and state income tax purposes of approximately $58,000 and $15.3 million, respectively, available to offset future taxable income. The carryforwards expire in varying amounts through 2022. The valuation allowance is based on management's estimate of the ultimate realization of the parent company's deferred tax asset. The parent company's deferred tax asset mostly relates to net operating loss carryforwards for state income tax purposes.

Note 12—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Data and computer services	$2,844	$2,211	$1,805
Other loan expense	2,304	1,391	1,014
Regulatory fees	2,242	1,303	1,021
Business development and staff related	2,184	2,097	1,717
Telephone and postage	1,516	1,483	1,738
Office supplies	1,255	1,291	1,464
Bankcard services	1,220	1,004	1,026
Property and sales tax	915	765	483
Retail products	866	769	594
Insurance	257	272	327
Other	2,197	2,261	1,497

	$17,800	$14,847	$12,686

Note 13—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Numerator:
Net income—numerator for basic and diluted earnings per share	$15,785	$21,565	$19,805

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	10,301	9,275	9,126
Effect of dilutive securities:
Employee stock options and restricted stock	93	30	92

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	10,394	9,305	9,218

Basic earnings per share	$1.53	$2.33	$2.17

Diluted earnings per share	$1.52	$2.32	$2.15

        The earnings per share data above has been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of March 9, 2007.

Note 13—Earnings Per Share (Continued)

        The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Number of shares	57,095	38,104	—
Range of exercise prices	$32.89 to $39.74	$37.70 to $39.74	—

Note 14—Accumulated Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects related to unrealized holding gains (losses) on securities available for sale are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Unrealized holding gains (losses) on securities available for sale arising during the year	$(14,930)	$2,254	$319
Less, reclassification adjustment for losses realized in net income	9,927	460	330

Net change in unrealized holding gains (losses)	(5,003)	2,714	649
Tax effect	1,901	(1,031)	(247)

Net-of-tax amount	$(3,102)	$1,683	$402

        For the years ended December 31, 2008, 2007 and 2006, the Company recognized the following amounts in other comprehensive loss related to the adjustment of continuing to apply and initially applying FASB Statement No. 158:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Retirement plan:
Net (loss) gain	$(7,222)	$535	$(5,280)
Prior service credit	—	—	1,243
Credit to accumulated other comprehensive income for measurement date change	24	—	—
Amortization of prior service cost	(173)	(173)	—
Amortization of loss	315	417	—

	(7,056)	779	(4,037)

Post-retirement benefits:
Net (loss) gain	(130)	(86)	10
Transition obligation	(121)	31	(190)

	(251)	(55)	(180)

Net change in unrecognized amounts	(7,307)	724	(4,217)
Tax effect	2,711	(377)	1,602

Net-of-tax amount	$(4,596)	$347	$(2,615)

Note 14—Accumulated Other Comprehensive Income (Loss) (Continued)

        The components of accumulated other comprehensive loss at December 31 are as follows:

	December 31,
(Dollars in thousands)	2008	2007
Unrealized (losses) gains on securities available for sale, net of tax	$(2,321)	$781
Unrealized losses on pension and retiree medical plan, net of tax	(6,864)	(2,268)

Accumulated other comprehensive loss	$(9,185)	$(1,487)

Note 15—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency ("OCC") is required to pay dividends in excess of the subsidiary's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2008 and 2007, approximately $31.8 million and $35.9 million of the bank's retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under Federal Reserve regulations, the bank is also limited as to the amount they may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $56.6 million and $51.0 million at December 31, 2008 and 2007, respectively.

Note 16—Retirement Plans

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$17,398	$16,264
Service cost	772	666
Interest cost	1,203	923
Actuarial loss (gain)	734	(101)
Benefits paid	(497)	(354)

Benefit obligation at end of year	19,610	17,398

Change in plan assets:
Fair value of plan assets at beginning of year	16,915	14,853
Actual return (loss) on plan assets	(4,922)	1,636
Employer contribution	890	780
Benefits paid	(497)	(354)

Fair value of plan assets at end of year	12,386	16,915

Funded status	$(7,224)	$(483)

Note 16—Retirement Plans (Continued)

        Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

(Dollars in thousands)	2008	2007
Net loss	$11,183	$4,328
Prior service credit	(869)	(1,070)

Total amounts recognized	$10,314	$3,258

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Service cost	$662	$666	$624
Interest cost	1,031	923	822
Expected return on plan assets	(1,342)	(1,202)	(1,106)
Amortization of prior service cost	(173)	(173)	(173)
Recognized net actuarial loss	315	417	372

Net periodic benefit cost	493	631	539

Net loss (gain)	7,222	(535)	5,280
Prior service credit	—	—	(1,243)
Credit to accumulated other comprehensive income for measurement date change	(24)	—	—
Amortization of prior service cost	173	173	—
Amortization of net loss	(315)	(417)	—

Total amount recognized in other comprehensive income	7,056	(779)	4,037

Total recognized in net periodic benefit cost and other comprehensive income	$7,549	$(148)	$4,576

        The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $1.0 million and $(173,000), respectively.

        For the year ended December 31, 2008, the Company adopted the requirement under FASB Statement No. 158 to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end, thus eliminating the alternative of a measurement date that could be up to three months earlier. Prior to 2008, the Company used a measurement date of October 31. The following is information as of December 31 and a measurement date of October 31 in the prior year:

(Dollars in thousands)	December 31, 2008	October 31, 2007
Projected benefit obligation	$19,610	$17,398
Accumulated benefit obligation	16,904	15,219
Fair value of plan assets	12,386	16,785

        The Company used a 6.00% discount rate and a 5.00% rate of compensation increase in its weighted-average assumptions used to determine benefit obligation at December 31, 2008 and 2007.

Note 16—Retirement Plans (Continued)

The weighted-average assumptions used to determine net periodic pension cost for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
Discount rate	6.00%	5.75%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

        For the year ended December 31, 2008, the Company changed its method in determining its discount rate to a more precise measurement. The discount rate of 6.00% was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate. The method for the years ended December 31, 2007 and 2006 had been to use prevailing market bond rates as noted by the Moody's Corporate AA bond index.

        The expected rate of return for the pension plan's assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company's plan assets. Using this reference information, the Company developed forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The asset allocation of the Company's pension plan is targeted at 55% in U.S. equities, 10% in international equities, 30% in fixed income, and 5% in cash equivalents.

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

Note 16—Retirement Plans (Continued)

        Below is a summary of the Plan's year-end asset allocation:

	December 31,
	2008		2007
(Dollars in thousands)	Fair Value	Percentage	Fair Value	Percentage
Cash or cash equivalents	$410	3.31%	$297	1.75%
Broad market fixed income	4,856	39.21%	4,927	29.13%
Domestic equity	5,014	40.48%	9,716	57.44%
Foreign equity	2,106	17.00%	1,975	11.68%

	$12,386	100.00%	$16,915	100.00%

        As of December 31, 2008 and 2007, the Plan's domestic equity securities did not include any of the Company's common stock. The Plan sold $793,000 or 19,554 shares of the Company's common stock during the year ended December 31, 2006. The plan made no purchases of the Company's stock during 2008 and 2007, and had purchases totaling $6,000 or 172 shares of the Company's common stock for the year ended December 31, 2006. Dividends on the Company's common stock received by the plan totaled $10,000 for 2006.

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2009	$594
2010	630
2011	696
2012	775
2013	848
2014-2018	6,521

$10,064

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Pension	$493	$631	$539
Profit-sharing	1,537	1,424	900

	$2,030	$2,055	$1,439

        The Company expects to contribute approximately $750,000 to the pension plan in 2008, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

        Effective January 1, 2006, amendments were made to our pension plan and 401(k) savings plan. On this date a new benefit formula began to apply only to participants who had not then attained age 45 or who did not have five years of service. Concurrently, changes in our 401(k) plan began to be effective for new employees who were hired on or after this date or for employees under the age of 45 or who had attained at least five years of service.

Note 17—Post-Retirement Benefits

        The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$565	$506
Interest cost	37	28
Actuarial (gain) / loss	56	86
Benefits paid	(73)	(55)

Benefit obligation at end of year	585	565

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	73	55
Benefits paid	(73)	(55)

Fair value of plan assets at end of year	—	—

Funded status	$(585)	$(565)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost using a December 31 and a measurement date of October 31 in the prior year are as follows:

	December 31, 2008	October 31, 2007
Weighted-average assumptions used to determine benefit obligation as of measurment date:
Discount rate	6.00%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	5.75%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2007

Note 17—Post-Retirement Benefits (Continued)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Interest cost	$32	$27	$30
Amortization of transition obligation	32	32	32
Recognized net actuarial loss	2	—	—

Net periodic benefit cost	66	59	62

Net (gain) loss	56	86	(10)
Credit to accumulated other comprehensive income for measurement date change	(6)	—	—
Transition obligation	—	—	190
Amortization of transition obligation	(31)	(31)	—
Amortization of loss	(2)	—	—

Total amount recognized in other comprehensive income	17	55	180

Total recognized in net periodic benefit cost and other comprehensive income	$83	$114	$242

        The estimated net loss, transition and prior service cost for the retiree medical plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $6,000, $31,000, and $0, respectively.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2008:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	44	(40)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2009	$63
2010	62
2011	61
2012	59
2013	58
2014–2018	258

$561

        The Company expects to contribute approximately $63,000 to the post-retirement medical plan in 2009.

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

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	336,384	$26.33	308,368	$24.26	319,218	$22.21
Granted	29,483	31.50	41,445	39.25	43,800	32.24
Exercised	(14,087)	21.18	(12,964)	19.91	(47,801)	17.59
Expired/Forfeited	(227)	27.01	(465)	28.53	(6,849)	26.41

Outstanding at December 31	351,553	26.94	336,384	26.27	308,368	24.26

Exercisable at December 31	277,492	25.00	246,366	23.42	198,676	21.39

Weighted-average fair value of options granted during the year		$10.77		$9.25		$7.38

        The aggregate intrinsic value of 351,553 and 336,384 stock options outstanding at December 31, 2008 and 2007 was $2.9 million and $2.2 million, respectively. The aggregate intrinsic value of 277,492 and 246,366 stock options exercisable at December 31, 2008 and 2007 was $2.7 million and $2.1 million, respectively.

Note 18—Share-Based Compensation (Continued)

        Information pertaining to options outstanding at December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.39–$16.00	51,855	2.8 years	$14.87	51,831	$14.87
$16.01–$21.00	30,767	1.9 years	18.67	30,753	18.67
$21.01–$26.00	47,437	4.1 years	22.55	47,418	22.55
$26.01–$31.00	75,169	5.2 years	27.49	74,224	27.47
$31.01–$36.00	102,880	7.3 years	31.96	53,478	32.11
$36.01–$39.74	43,445	8.1 years	39.16	19,788	38.72

	351,553	5.4 years	26.94	277,492	25.00	4.7 years

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2008	2007	2006
Dividend yield	1.86%	1.88%	2.15%
Expected life	6 years	7 years	7 years
Expected volatility	36%	18%	19%
Risk-free interest rate	3.44%	4.65%	4.49%

        As of December 31, 2008, there was $429,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.01 years as of December 31, 2008. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $403,000, $483,000 and $457,000, respectively.

Restricted Stock

        The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees have typically vested over a 48-month period, and beginning in 2007, some grants cliff vest after four years. Grants to employees for the year ended December 31, 2008 cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

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

Note 18—Share-Based Compensation (Continued)

        Nonvested restricted stock for the year ended December 31, 2008 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	69,919	$31.75
Granted	48,089	32.37
Vested	(17,491)	34.55
Forfeited	(960)	31.23

Nonvested at December 31	99,557	31.57

        The Company granted 48,089, 36,061, and 28,807 shares for the years ended December 31, 2008, 2007, and 2006, respectively. The weighted-average-grant-date fair value of restricted shares granted in 2008, 2007, and 2006 was $32.37, $37.39, and $31.96, respectively. Compensation expense of $1.1 million, $578,000, and $447,000 was recorded in 2008, 2007, and 2006, respectively.

        The vesting schedule of these shares as of December 31, 2008 is as follows:

Shares
2009	26,896
2010	9,296
2011	23,357
2012	26,842
2013	—
Thereafter	13,166

99,557

        As of December 31, 2008, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.76 years as of December 31, 2008. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $604,000, $468,000 and $493,000, respectively.

Employee Stock Purchase Plan

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a 15% discounted price. The Company recognized $116,000, $108,000 and $75,000 in share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 19—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2008, 2007 and 2006. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 6,074, 2,474, and 13,149 shares at a cost of $201,000, $92,000, and $443,000 in 2008, 2007, and 2006, respectively.

Note 20—Lease Commitments

        The Company's subsidiaries were obligated at December 31, 2008, under certain noncancelable operating leases extending to the year 2045 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2009	$3,804
2010	3,720
2011	3,435
2012	3,365
2013	1,839
Therafter	26,539

$42,702

        Total lease expense for the years ended December 31, 2008, 2007, and 2006 was $4.0 million, $3.3 million and $2.9 million, respectively.

Note 21—Contingent Liabilities

        The Company and its subsidiaries are involved at times in various litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 22—Related Party Transactions

        During 2008 and 2007, the Company's banking subsidiaries had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $29.7 million and $27.4 million at December 31, 2008 and 2007 respectively. During 2008, $22.7 million of new loans were made to this group while repayments of $12.4 million were received during the year. Other changes resulted in a decrease of $3.8 million and a $3.9 million adjustment to the beginning balance due to the retirement of three board members during 2008. Related party deposits totaled approximately $16.1 million and $24.0 million at December 31, 2008 and 2007, respectively.

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

Note 23—Financial Instruments with Off-Balance Sheet Risk (Continued)

        The subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. At December 31, 2008 and 2007, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	2008	2007
Commitments to extend credit	$544,307	$477,307
Standby letters of credit and financial guarantees	9,805	11,385

	$554,112	$393,930

Commitments to Extend Credit

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiaries are committed.

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

Note 24—Fair Value

        On January 1, 2008, the Company adopted FAS No. 157, Fair Value Measurements, ("FAS 157"), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. FAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company defers, for one year, the requirement to apply FAS 157 for nonfinancial assets and nonfinancial liabilities under FASP No. FAS 157-2, Effective Date of FASB Statement No. 157.

Note 24—Fair Value (Continued)

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

        FAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

  Level
  1     Observable inputs such as quoted prices in active markets;

  Level
  2     Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

  Level
  3     Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        Following is a description of valuation methodologies used for assets recorded at fair value on a recurring and nonrecurring basis.

        Securities Available for Sale—Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

        Pooled trust preferred securities are Level 3 securities under FAS 157's three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets. The Company has determined that (1) there are few observable transactions and market quotations available are not reliable for purposes in determining fair value at December 31, 2008, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. This income valuation approach requires numerous steps in determining fair value. These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

        Mortgage Loans Held for Sale—Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

        Impaired Loans—The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is

Note 24—Fair Value (Continued)

identified as individually impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan, ("FAS 114"). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$183,220	$367	$172,770	$10,083

Changes in Level 3 Fair Value Measurements

        When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses below include changes in fair value due in part to observable factors that are part of the valuation methodology.

        A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the year ended December 31, 2008 are as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$—	$—
Total realized and unrealized gains (losses) included in income	(1,994)	—
Purchases, issuances and settlements, net	(35)	—
Transfers in and/or out of level 3	12,112	—

Fair value, December 31, 2008	$10,083	$—

Total unrealized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31, 2008	$(1,994)	$—

Note 24—Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

(Dollars in thousands)	Fair Value December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,603	$—	$8,603	$—

        The amount above includes impaired loans that have been partially charged off and are carried at fair value.

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

        Investment Securities—Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions. The carrying value of the Company's investment in unconsolidated subsidiaries approximates fair value.

        Loans—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

        Deposit Liabilities—The fair values disclosed for demand deposits (e.g., interest and non-interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are

Note 24—Fair Value (Continued)

estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

        Other Borrowings—The fair value of other borrowings is estimated using discounted cash flow analysis on the Company's current incremental borrowing rates for similar types of instruments.

        Accrued Interest—The carrying amounts of accrued interest approximate fair value.

        Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees—The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

	December 31,
	2008		2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$49,465	$49,465	$95,333	$95,333
Investment securities	222,227	221,576	258,309	258,067
Loans, net and loans held for sale	2,300,293	2,308,660	2,073,828	2,068,974
Accrued interest receivable	11,133	11,133	11,865	11,865
Financial liabilities:
Deposits	2,153,274	2,153,509	1,927,889	1,869,469
Federal funds purchased and securities sold under agreements to repurchase	172,393	172,393	296,186	296,186
Other borrowings	177,477	177,486	143,860	143,529
Accrued interest payable	5,408	5,408	6,937	6,937
Unrecognized financial instruments:
Commitments to extend credit	544,307	546,287	477,307	476,190
Standby letters of credit and financial guarantees	9,805	9,805	11,385	11,385

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

Note 25—Regulatory Matters (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2008 and 2007, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

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

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total risk-based capital (to risk-weighted assets):
Consolidated	$273,410	12.34%	$177,229	8.00%	n/a	n/a
SCBT, N.A.	268,752	12.14%	177,073	8.00%	221,341	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	230,892	10.42%	88,615	4.00%	n/a	n/a
SCBT, N.A.	226,258	10.22%	88,536	4.00%	132,804	6.00%
Tier 1 capital (to average assets):
Consolidated	230,892	8.54%	108,060	4.00%	n/a	n/a
SCBT, N.A.	226,258	8.38%	108,057	4.00%	135,071	5.00%
December 31, 2007:
Total risk-based capital
(to risk-weighted assets):
Consolidated	$218,963	10.89%	$160,827	8.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	174,079	10.76%	129,375	8.00%	161,719	10.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	23,937	10.71%	17,873	8.00%	22,341	10.00%
The Scottish Bank, N.A.	18,135	10.62%	13,656	8.00%	17,070	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	193,837	9.64%	80,413	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	153,846	9.51%	64,687	4.00%	97,031	6.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	21,142	9.46%	8,937	4.00%	13,405	6.00%
The Scottish Bank, N.A.	16,260	9.53%	6,828	4.00%	10,242	6.00%
Tier 1 capital (to average assets):
Consolidated	193,837	8.42%	80,413	4.00%	n/a	n/a
South Carolina Bank and Trust, N.A.	153,846	7.75%	64,687	4.00%	80,859	5.00%
South Carolina Bank and Trust
of the Piedmont, N.A.	21,142	7.53%	8,937	4.00%	11,171	5.00%
The Scottish Bank, N.A.	16,260	9.66%	6,828	4.00%	8,535	5.00%

Note 26—Condensed Financial Statements of Parent Company

        Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash	$2,487	$1,045
Investment securities available for sale	367	647
Investment in subsidiaries	284,555	256,511
Less allowance for loan losses	(34)	(34)
Other assets	1,894	1,802

Total assets	$289,269	$259,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$44,341	$44,906
Shareholders' equity	244,928	215,065

Total liabilities and shareholders' equity	$289,269	$259,971

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Income:
Dividends from subsidiaries	$9,689	$16,261	$5,981
Operating income	(125)	50	7

Total income	9,564	16,311	5,988
Operating expenses	2,990	3,898	2,977

Income before income tax benefit and equity in undistributed earnings of subsidiaries	6,574	12,413	3,011
Applicable income tax benefit	1,068	1,320	1,016
Equity in undistributed earnings of subsidiaries	8,143	7,832	15,778

Net income	$15,785	$21,565	$19,805

Note 26—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$15,785	$21,565	$19,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	37	39
Provision for loan losses	(38)	34	6
Share-based compensation	1,379	1,002	983
Other-than-temporary impairment on securities	124	—	—
Decrease (increase) in other assets	11	11	110
(Decrease) increase in other liabilities	(602)	(295)	59
Undistributed earnings of subsidiaries	(8,143)	(7,832)	(15,778)

Net cash provided by operating activities	8,547	14,522	5,224

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	—	111	—
Purchases of investment securities available for sale	—	(100)	(100)
Payments for investments in subsidiaries	(27,502)	(9,009)	—
Recoveries on loans previously charged off	—	4	17
Other, net	—	(39)	(18)

Net cash used in investing activities	(27,502)	(9,033)	(101)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—
Cash dividends paid	(7,113)	(6,227)	(5,911)
Common stock issuance	27,414	613	423
Common stock repurchased	(201)	(92)	(443)
Stock options exercised	297	258	841

Net cash provided by (used in) financing activities	20,397	(5,448)	(5,090)

Net increase in cash and cash equivalents	1,442	41	33
Cash and cash equivalents at beginning of period	1,045	1,004	971

Cash and cash equivalents at end of period	$2,487	$1,045	$1,004

Note 27—Common Stock Issuance

        On October 28, 2008, the Company issued 1,010,000 shares of its authorized but unissued common stock to certain accredited investors at $28.00 per share pursuant to a private placement transaction. Net proceeds from this sale of common stock of $26.8 million are expected to be used for general corporate purposes, including supporting the continued and anticipated growth of the Company. On December 2, 2008, the Company filed a registration statement with the U.S. Securities and Exchange Commission to permit resale of the common shares issued in this transaction.

Note 28—Subsequent Events

        On January 16, 2009, the Company completed the sale of $64.8 million in preferred stock and a warrant to the U.S. Treasury as part of the government's TARP Capital Purchase Program. The Company issued to the Treasury 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, and a ten-year warrant to purchase up to 303,083 shares of the Company's common stock at an initial exercise price of $32.06 per share. The senior preferred stock pays a cumulative annual dividend rate of 5% for the first five years and resets to an annual rate of 9% if still outstanding after year five. The senior preferred stock is callable by the Company at par after three years.

        On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. The Company estimates that one basis point would have a $222,000 increase in FDIC assessment.

        On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC's line of credit with the Treasury to $100 billion. Legislation to increase the FDIC's borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.