Form 10-Q
period 2009-03-31
SCBT FINANCIAL CORP
filed 2009-05-11
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2009
Common Stock, $2.50 par value	11,328,733

SCBT Financial Corporation and Subsidiaries

March 31, 2009 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$49,164	$47,024	$66,888
Interest-bearing deposits with banks	659	1,441	3,942
Federal funds sold and securities purchased under agreements to resell	55,256	1,000	42,068
Money market mutual funds	25,000	—	—
Total cash and cash equivalents	130,079	49,465	112,898
Investment securities:
Securities held to maturity (fair value of $22,913, $23,577 and $24,112, respectively)	23,057	24,228	23,281
Securities available for sale, at fair value	165,558	183,220	210,999
Other investments	15,417	14,779	15,368
Total investment securities	204,032	222,227	249,648
Loans held for sale	43,603	15,742	28,060
Loans	2,292,654	2,316,076	2,144,940
Less allowance for loan losses	(32,094)	(31,525)	(27,335)
Loans, net	2,260,560	2,284,551	2,117,605
Premises and equipment, net	73,606	66,392	55,966
Goodwill	62,888	62,888	61,722
Other assets	64,816	65,445	52,349
Total assets	$2,839,584	$2,766,710	$2,678,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$315,727	$303,689	$315,621
Interest-bearing	1,836,141	1,849,585	1,700,608
Total deposits	2,151,868	2,153,274	2,016,229
Federal funds purchased and securities sold under agreements to repurchase	205,985	172,393	252,178
Other borrowings	152,799	177,477	173,340
Other liabilities	17,752	18,638	16,471
Total liabilities	2,528,404	2,521,782	2,458,218
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; 64,779, 0 and 0 shares issued and outstanding	61,369	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 11,319,644, 11,250,603 and 10,185,915 shares issued and outstanding	28,299	28,127	25,465
Surplus	170,270	166,815	140,950
Retained earnings	60,952	59,171	54,731
Accumulated other comprehensive loss	(9,710)	(9,185)	(1,116)
Total shareholders’ equity	311,180	244,928	220,030
Total liabilities and shareholders’ equity	$2,839,584	$2,766,710	$2,678,248

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$33,717	$36,785
Investment securities:
Taxable	2,370	2,900
Tax-exempt	235	428
Federal funds sold and securities purchased under agreements to resell	82	389
Money market funds	44	—
Deposits with banks	—	32
Total interest income	36,448	40,534
Interest expense:
Deposits	9,741	13,446
Federal funds purchased and securities sold under agreements to repurchase	125	2,327
Other borrowings	1,584	1,847
Total interest expense	11,450	17,620

Net interest income	24,998	22,914
Provision for loan losses	5,043	1,245
Net interest income after provision for loan losses	19,955	21,669
Noninterest income:
Service charges on deposit accounts	3,585	3,805
Mortgage banking income	1,261	1,030
Bankcard services income	1,182	1,156
Trust and investment services income	691	696
Other	412	818
Total noninterest income	7,131	7,505
Noninterest expense:
Salaries and employee benefits	10,519	11,221
Net occupancy expense	1,583	1,498
Furniture and equipment expense	1,560	1,517
Information services expense	1,442	1,179
FDIC assessment and other regulatory charges	1,184	460
OREO expense and loan related	674	349
Advertising and marketing	650	919
Professional fees	434	534
Amortization of intangibles	131	144
Other	2,010	2,308
Total noninterest expense	20,187	20,129
Earnings:
Income before provision for income taxes	6,899	9,045
Provision for income taxes	2,379	3,082
Net income	4,520	5,963
Preferred stock dividends	665	—
Accretion on preferred stock discount	149	—
Net income available to common shareholders	$3,706	$5,963
Earnings per common share:
Basic	$0.33	$0.59
Diluted	$0.33	$0.58
Dividends per common share	$0.17	$0.17
Weighted-average common shares outstanding:
Basic	11,180	10,101
Diluted	11,226	10,222

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2007	—	$—	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	—	—	5,963	—	5,963
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	371	371
Total comprehensive income								6,334
Cash dividends declared at $.17 per share	—	—	—	—	—	(1,731)	—	(1,731)
Stock options exercised	—	—	772	2	17	—	—	19
Restricted stock awards	—	—	26,302	66	(66)	—	—	—
Common stock repurchased	—	—	(1,591)	(4)	(44)	—	—	(48)
Share-based compensation expense	—	—	—	—	391	—	—	391
Balance, March 31, 2008	—	$—	10,185,915	$25,465	$140,950	$54,731	$(1,116)	$220,030

Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	4,520	—	4,520
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	(525)	(525)
Total comprehensive income								3,995
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	149	—	—	—	(814)	—	(665)
Cash dividends declared at $.17 per share	—	—	—	—	—	(1,925)	—	(1,925)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Restricted stock awards	—	—	74,740	187	(187)	—	—	—
Common stock repurchased	—	—	(5,699)	(15)	(159)	—	—	(174)
Share-based compensation expense	—	—	—	—	389	—	—	389
Balance, March 31, 2009	64,779	$61,369	11,319,644	$28,299	$170,270	$60,952	$(9,710)	$311,180

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$4,520	$5,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,310	1,223
Provision for loan losses	5,043	1,245
Share-based compensation expense	389	391
Net accretion of investment securities	(124)	(61)
Net change in loans held for sale	(27,861)	(10,709)
Net change in miscellaneous assets and liabilities	(313)	2,067
Net cash provided by (used in) operating activities	(17,036)	119
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	8,971	2,010
Proceeds from maturities and calls of investment securities held to maturity	1,170	2,445
Proceeds from maturities and calls of investment securities available for sale	12,996	41,264
Proceeds from sales of other investment securities	450	—
Purchases of investment securities held to maturity	—	(4,270)
Purchases of investment securities available for sale	(5,025)	(30,227)
Purchases of other investment securities	(1,088)	(1,896)
Net decrease (increase) in customer loans	18,947	(62,373)
Purchases of premises and equipment	(2,867)	(1,575)
Proceeds from sale of premises and equipment	—	5
Net cash provided by (used in) investing activities	33,554	(54,617)
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,407)	88,339
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	13,231	(47,989)
Proceeds from FHLB advances	—	170,400
Repayment of FHLB advances	(10,000)	(136,927)
Issuance of preferred stock and warrants, net of issuance costs	64,632	—
Common stock repurchased	(174)	(48)
Dividends paid on preferred stock	(261)	—
Dividends paid on common stock	(1,925)	(1,731)
Stock options exercised	—	19
Net cash provided by financing activities	64,096	72,063
Net increase in cash and cash equivalents	80,614	17,565
Cash and cash equivalents at beginning of period	49,465	95,333
Cash and cash equivalents at end of period	$130,079	$112,898

Supplemental Disclosures:
Cash paid for:
Interest	$18,542	$19,043
Income taxes	$31	$20

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2008 should be referenced when reading these unaudited condensed consolidated financial statements.

Note 2 — Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP allows an entity to determine whether a market is not active for a financial asset, considered in relation to normal market activity for that asset, using a list of factors provided in the FSP to aid in making that assessment.  If, after evaluating the relevant factors, the evidence indicates the market is not active, the entity would determine whether a quoted price in that market is associated with a distressed transaction.  The determination of whether transactions are distressed should be based on the weight of the available evidence.  The FSP provides illustrative circumstances that could indicate that a transaction is not orderly (i.e., distressed).  More weight should be placed on transactions that are orderly and less weight placed on transactions that are not orderly.  The FSP requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).  The FSP is effective for periods ending after June 15, 2009 with early adoption permitted.  The Company has decided not to early adopt for the first quarter of 2009.  The Company is currently evaluating the impact, if any, that the FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The guidance in this FSP will change (1) the method for determining whether an other-than-temporary impairment exists for debt securities and (2) the amount of an impairment charge to be recorded in earnings.  To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis.  This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery.

If the entity intends to sell the debt security or it is more-likely-than-not that the entity will be required to sell the debt security prior to recovering its cost basis, the security should be written down to fair value with the full charge recorded in earnings.  If the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case:  (1) where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings;  (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income.  The entity will be required to present on the face of the income statement both the total of any other-than-temporary impairment loss, and the noncredit portion recorded in other comprehensive income as an adjustment thereto.  The entity is required to provide enhanced disclosures, including its methodology and key inputs used for determining the amount of credit losses recorded in earnings.  On adoption, the noncredit portion of an other-than-temporary impairment previously recognized in retained earnings should be reclassified to other comprehensive income as a cumulative effect adjustment if the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the security prior to recovery.  The impairment model for equity securities is unaffected by this FSP.  The FSP is effective for periods ending after June 15, 2009

Note 2 — Recent Accounting Pronouncements (continued)

with early adoption permitted.  The Company has decided not to early adopt for the first quarter of 2009.  The Company is currently evaluating the impact, if any, that the FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP will increase the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The FSP requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The FSP is effective for periods ending after June 15, 2009 with early adoption permitted.  The Company has decided not to early adopt for the first quarter of 2009. The Company is currently evaluating the impact, if any, that the FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  The FSP amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance.  Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer.  The guidance is effective for fiscal years beginning after December 15, 2008.  The Company will prospectively apply the FSP to all business combinations completed on or after January 1, 2009.  The Company has no business combinations currently scheduled.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.

In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The guidance in this FSP applies to the calculation of earnings per share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008.  Adoption of FSP EITF 03-6-1 did not have a significant impact on the Company’s EPS calculation and related disclosures.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Adoption of FSP 142-3 will be prospective on any future acquisitions by the Company.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 deferred the effective date of the disclosure requirement for nonfinancial assets and nonfinancial liabilities by FAS 157 until the beginning the first quarter of 2009.  The Company has adopted FAS 157-2 (see Note 10 — Fair Value).

Note 3 — Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Real estate:
Commercial
Construction and land development	$519,689	$535,638	$591,139
Commercial non-owner occupied	325,132	330,792	265,382
Total commercial real estate	844,821	866,430	856,521
Consumer
Consumer owner occupied	298,449	293,521	258,785
Home equity loans	232,202	222,025	173,927
Total consumer real estate	530,651	515,546	432,712
Total real estate	1,375,472	1,381,976	1,289,233
Commercial owner occupied	443,804	423,345	338,518
Commercial and industrial	240,624	251,929	245,423
Other income producing property	136,703	141,516	121,641
Consumer	86,942	95,098	111,154
Other loans	9,109	22,212	38,971
Total loans	2,292,654	2,316,076	2,144,940
Less, allowance for loan losses	(32,094)	(31,525)	(27,335)
Loans, net	$2,260,560	$2,284,551	$2,117,605

An analysis of the changes in the allowance for loan losses is as follows:

	March 31,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$31,525	$26,570
Loans charged-off	(4,993)	(731)
Recoveries of loans previously charged-off	519	251
Net charge-offs	(4,474)	(480)
Provision for loan losses	5,043	1,245
Balance at end of period	$32,094	$27,335

At March 31, 2009 and 2008, there were $15.2 million and $1.5 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan.  Specific reserves allocated to these impaired loans totaled $2.1 million and $379,000 at March 31, 2009 and 2008, respectively.  At March 31, 2009, there were approximately $11.2 million of impaired loans with specific reserves.  At March 31, 2009, there were approximately $4.0 million in impaired loans for which no specific reserve had been recognized.  The average recorded investments in impaired loans for the quarters ended March 31, 2009 and 2008 were $16.4 million and $3.5 million, respectively.

Note 4 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008

Certificates of deposit	$1,038,474	$1,131,828	$969,032
Interest-bearing demand deposits	642,454	575,991	590,136
Demand deposits	315,727	303,689	315,621
Savings deposits	154,173	141,379	140,512
Other time deposits	1,040	387	928
Total deposits	$2,151,868	$2,153,274	$2,016,229

The aggregate amount of time deposits in denominations of $100,000 or more at March 31, 2009, December 31, 2008, and March 31, 2008 was $515.9 million, $510.2 million and $482.7 million, respectively.  The Company had brokered certificates of deposits of $25.0 million, $110.0 million and $622,000, respectively, at March 31, 2009, December 31, 2008, and March 31, 2008.

Note 5 — Participation in U.S. Treasury Capital Purchase Program

On January 16, 2009, the Company completed the sale of $64.8 million in preferred stock and a warrant to the U.S. Treasury as part of the government’s TARP Capital Purchase Program. The Company issued to the Treasury 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, and a ten-year warrant to purchase up to 303,083 shares of the Company’s common stock at an initial exercise price of $32.06 per share.  The senior preferred stock is non-voting, other than having class voting rights on certain matters, and pays a cumulative annual dividend rate of 5% for the first five years and resets to an annual rate of 9% if still outstanding after year five.  The senior preferred stock is callable by the Company at par after three years.

Based on the Black-Scholes option pricing model, the common stock warrants have been assigned a fair value of $9.19 per warrant as of March 31, 2009.  As a result, the Company assigned $3.4 million to the common stock warrants and $61.4 million to the Series T preferred stock using a relative fair value approach.  The fair value assigned to the common stock warrants has been recorded as a discount on the preferred stock and will be accreted up to the redemption amount of $64.8 million as a reduction in net income available for common shareholders over the next five years at approximately $565,000 to $765,000 per year.

For purposes of these calculations, the fair value of the common stock warrants as of January 16, 2009 was estimated using the Black-Scholes option pricing model and the following assumptions:

Dividend yield	1.87%
Expected life	5 years
Expected volatility	46%
Risk-free interest rate	1.47%

The Company’s computation of expected volatility is based on daily historical volatility since January 2004 using the period of time between the grant and ten year expiration date.  The risk-free interest rate of the award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the stock option issuances in effect at the time of grant.

Note 6 — Retirement Plans

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

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Service cost	$189	$165
Interest cost	289	258
Expected return on plan assets	(352)	(336)
Amortization of prior service cost	(43)	(43)
Recognized net actuarial loss	121	79
Net periodic pension expense	$204	$123

The Company contributed $360,000 to the pension plan for the three months ended March 31, 2009 and anticipates making similar additional quarterly contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service.  The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service.  Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees’ savings plan and the Company matches 100% of the employees’ contributions up to a 6%.  Effective April 1, 2009, the Company temporarily suspended the employer match contribution to all participants in the plan.

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

Note 7 — Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted-average shares of common stock outstanding during each period.  The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares.  The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
(Dollars and shares in thousands)	2009	2008
Basic earnings per share:
Net income available to common shareholders	$3,706	$5,963

Weighted-average basic shares	11,180	10,101
Basic earnings per share	$0.33	$0.59

Diluted earnings per share:
Net income available to common shareholders	$3,706	$5,963

Weighted-average basic shares	11,180	10,101
Effect of dilutive securities	46	121
Weighted-average dilutive shares	11,226	10,222
Diluted earnings per share	$0.33	$0.58

The calculation of diluted earnings per share excludes outstanding stock options and warrants that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Number of shares	558,483	146,023
Range of exercise prices	$25.53 - $39.74	$31.50 - $39.74

Note 8 — Share-Based Compensation

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2009	351,553	$26.94
Granted	31,288	27.57
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2009	382,841	26.99	5.52	$381

Exercisable at March 31, 2009	309,161	25.85	4.77	$381

Weighted-average fair value of options granted during the year	$9.72

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended March 31,
	2009	2008

Dividend yield	2.00%	1.87%
Expected life	6 years	6 years
Expected volatility	45%	37%
Risk-free interest rate	1.82%	3.44%

As of March 31, 2009, there was $637,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.76 years as of March 31, 2009.  The total fair value of shares vested during the three months ended March 31, 2009 was $300,000.

Note 8 — Share-Based Compensation (continued)

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

Nonvested restricted stock for the three months ended March 31, 2009 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2009	99,557	$31.57
Granted	77,437	27.57
Vested	(22,839)	26.59
Forfeited	(2,698)	32.75
Nonvested at March 31, 2009	151,457	30.25

As of March 31, 2009, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 5.8 years as of March 31, 2009.  The total fair value of shares vested during the three months ended March 31, 2009 was $606,000.

Note 9 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2009, commitments to extend credit and standby letters of credit totaled $622.1 million.  The Company does not anticipate any material losses as a result of these transactions.

Note 10 — Fair Value

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

Note 10 — Fair Value (continued)

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

Pooled trust preferred securities are Level 3 securities under FAS 157’s three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company has determined that (1) there are few observable transactions and market quotations available are not reliable for purposes in determining fair value at March 31, 2009, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Note 10 — Fair Value (continued)

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of OREO expense.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$165,558	$285	$157,009	$8,264

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$183,220	$367	$172,770	$10,083

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the year ended March 31, 2009 are as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2009	$10,083	$—
Total realized and unrealized gains (losses) included in income	(1,826)	—
Purchases, issuances and settlements, net	7	—
Transfers in and/or out of level 3	—	—
Fair value, March 31, 2009	$8,264	$—

Total unrealized gains (losses) included in other comprehensive income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2009	$(1,826)	$—

Note 10 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,109	$—	$9,109	$—
OREO	9,563	—	9,563	—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,603	$—	$8,603	$—

Note 11 — Subsequent Events

After evaluating the Company’s capital position, and discussions with the primary regulators, the Company has provided notice to the Treasury on April 30, 2009 requesting permission to redeem all of the shares of Series T Preferred Stock, which was issued to the Treasury as part of the Treasury’s Capital Purchase Program. This proposed redemption of the Series T Preferred Stock would be made with currently available cash resources. In addition, the Company may purchase the warrant issued to the Treasury in connection with the Capital Purchase Program transaction. There can be no assurance whether or when the Series T Preferred Stock can be redeemed or whether or when the warrant would be repurchased following the redemption of the Series T Preferred Stock.

The Company currently intends to commence a public offering of 1,150,000 shares of its common stock, in which the underwriters would have an option to purchase up to 172,500 additional shares of the Company’s common stock to cover over-allotments.  This disclosure does not constitute an offer of any securities for sale.  No assurances can be provided that any such offering will be completed on terms acceptable to the Company or at all.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this quarterly report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, N.A. (the “bank”), a national bank that opened for business in 1934.  We operate as NCBT, a division of the bank, in the state of North Carolina.  We do not engage in any significant operations other than the ownership of this banking subsidiary.

At March 31, 2009, we had approximately $2.8 billion in assets and approximately 703 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008 and March 31, 2008.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Government Actions

The following is a summary of certain recently enacted laws and regulations that could materially impact our business, financial condition or results of operations.  This discussion should be read in conjunction with the “Regulations and Supervision” section on Form 10-K for the year ended December 31, 2008.

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 12, “Insurance of Deposits” on Form 10-K for the year ended December 31, 2008);

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable (see disclosure under “Note 28 — Subsequent Events” on page F-53 on Form 10-K for the year ended December 31, 2008);

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•      On December 2008, we decided to participate in the TLGP’s enhanced deposit insurance program.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

•      On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including SCBT, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

•      On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate proposed programs, addressing two distinct asset groups.  These programs are evolving and subject to change.

•                  The Legacy Loan Program is intended to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans and the ultimate scope of eligible assets is to be determined.  Additionally, the Legacy Loan Program’s requirements and structure are subject to notice and comment rulemaking, and its implementation timeframe is uncertain..

•                  The Legacy Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by mortgage loans, leases or other eligible assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

Further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements on Form 10-K for the year ended December 31, 2008 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  However, during the first quarter 0f 2009, our stock price traded below book value, but always above tangible book value.  The lowest price during the quarter the stock traded was $16.53, and the stock price closed on March 31, 2009 at $20.90, below book value.  In the event our stock price was to trade below its book value, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of March 31, 2009 and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  In situations where it is “more likely than not” that a deferred tax asset is not realizable, a valuation allowance is recorded.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiaries.

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

Results of Operations

We reported net income during the first quarter of 2009 despite a significant increase in the provision for loan losses, FDIC assessments and costs associated with collection of loans and other real estate owned.  While consolidated net income decreased 37.9% from the first quarter of 2008, our net income showed improvement by a 4.4% increase from the fourth quarter of 2008.  The increase also includes a reduction in net income to arrive at net income available to common shareholders for the preferred stock dividends and accretion of discount on the warrant issued to the U.S. Treasury in the first quarter of 2009.  We believe our asset quality continues to be at manageable levels despite the increase of nonperforming assets as a percentage of total assets to 1.09% and net charge-offs as a percentage of average loans to 0.79% annualized for the three months ended March 31, 2009.  The allowance for loan losses increased to 1.40% of total loans at March 31, 2009 compared to 1.36% at December 31, 2008 and 1.27% at March 31, 2008.  Our allowance provides 1.50 times coverage of nonperforming loans at March 31, 2009.

Compared to the first quarter of 2008, our loan portfolio has grown 6.9% to $2.3 billion driven by continued growth in consumer real estate loans, home equity loans and commercial owner occupied loans.  However, compared to the fourth quarter of 2008 we have experienced a slight 1.0% decline in the loan portfolio.  For the three months ended March 31, 2009, we originated approximately $198.4 million mortgage loans in the secondary market reflective of the low interest rate environment and an increase in refinancing activity by our customers.

Non-taxable equivalent net interest income for the quarter increased 9.1% and non-taxable equivalent net interest margin increased by 1 basis point to 3.87% from the most recent quarter of December 31, 2008 and increased by 8 basis points from the first quarter of 2008.  Our quarterly efficiency ratio decreased to 62.41% compared to 65.05% in the fourth quarter of 2008 and 65.66% for the first quarter of 2008.

The following key operating highlights for the first quarter of 2009 are outlined below:

•                  Consolidated net income decreased 24.2% to $4.5 million in the first quarter of 2009, as compared to $6.0 million in the first quarter of 2008.  Consolidated net income available to common shareholders decreased 37.9% to $3.7 million in the first quarter of 2009.  Consolidated net income is reduced by the preferred stock dividends and accretion on preferred stock discount to arrive at net income available to common shareholders.

•                  Diluted earnings per share (“EPS”) decreased to $0.33 for the first quarter of 2009 as compared to $0.58 for the comparable period in 2008.  EPS in the current period reflects an increase in common shares issued and outstanding due to a private placement transaction of 1,010,000 shares during the fourth quarter of 2008 and dividends paid on preferred stock issued in the first quarter of 2009.

•                  The provision for loan losses as a percent of average loans reflects an increase due to an increase in nonperforming assets and an increase in net charge-offs during the first quarter ended March 31, 2009 compared to year ended December 31, 2008.  The allowance for loan losses as a percent of total loans has increased to 1.40% as compared to 1.27% in the first quarter of 2008.  The rise in NPLs this quarter has lowered the coverage of NPLs by the allowance from 395.75% at March 31, 2008 to 150.37% at March 31, 2009.

•                  For the three months ended March 31, 2009, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same quarter in 2008; however, compared to the fourth quarter of 2008, ROAA and ROAE increased while return on average tangible equity decreased.

•                  Dividend payout ratio increased to 54.24% for the three months ended March 31, 2009 compared with 1550.42% for the three months ended December 31, 2008 and 33.67% for the three months ended March 31, 2008. The high payout ratio in the fourth quarter of 2008 reflects net income of $124,000 resulting from an other-than-temporary impairment recognized in the third quarter of 2008.

•                  Equity to assets ratio increased to 10.96% at March 31, 2009 compared with 8.85% at December 31, 2008 and 8.22% at March 31, 2008.  The increase from December 31, 2008 to March 31, 2009 reflects the issuance of preferred stock to the U.S. Treasury.

•                  Average shareholders’ equity increased $82.7 million, or 38.0%, from first quarter ended March 31, 2008 driven by the issuance of equity in the private placement transaction in the fourth quarter of 2008 and issuance of preferred stock in the first quarter of 2009.

	Three Months Ended March 31,
Selected Figures and Ratios	2009	2008

Return on average assets (annualized)	0.64%	0.90%
Return on average equity (annualized)	6.10%	11.01%
Return on average tangible equity (annualized)	8.05%	16.13%
Dividend payout ratio	54.24%	33.67%
Equity to assets ratio	10.96%	8.22%
Average shareholders’ equity (in thousands)	$300,497	$217,780

Net Interest Income and Margin

Summary

Our taxable equivalent net interest margin increased from the first quarter of 2008 as a result of the Federal Reserve’s 200 basis point reduction of Fed funds rates from the first quarter of 2008 to the first quarter of 2009.  Non-taxable equivalent and taxable equivalent net margin expanded slightly by one basis point from the fourth quarter ended December 31, 2008.  We continue to actively manage deposit pricing and funding sources during the first quarter of 2009.  The slight margin expansion was mostly driven by a larger decrease in the average interest-bearing liabilities compared to the decrease in interest-bearing assets.  Non-taxable equivalent and taxable equivalent net margin expanded by 9 and 8 basis points, respectively, from the first quarter ended March 31, 2008.  Margin expansion was driven by a 150 basis point drop in the average rate on certificates of deposits (“CDs”), the largest average balance of interest-bearing liabilities, compared to a 107 basis point drop in the average yield on total loans, the largest average balance of interest-earning assets, for the three months ended March 31, 2009 as compared to the same period in 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Non-TE net interest income	$24,998	$22,914
Non-TE yield on interest-earning assets	5.59%	6.63%
Non-TE rate on interest-bearing liabilities	2.08%	3.34%
Non-TE net interest margin	3.84%	3.75%
TE net interest margin	3.87%	3.79%

Non-taxable equivalent net interest income increased $2.1 million, or 9.1%, in the first quarter of 2009 compared to the same period in 2008.  Some key highlights are outlined below:

•                  Average earning assets increased 7.6% to $2.6 billion in the first quarter of 2009 compared to the same period last year due to an increase in the loan portfolio which increased average earning assets by $185.5 million for the first quarter of 2009.

•                  Non-taxable equivalent yield on interest-earning assets for the first quarter of 2009 decreased 104 basis points from the comparable period in 2008, and by 33 basis points compared to the fourth quarter of 2008.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the first quarter of 2009 decreased 126 basis points from the same period in 2008, and by 35 basis points compared to the fourth quarter of 2008.  This is a reflection of the impact of adjusting rates on all deposit accounts as quickly as we could in the first and second quarters of 2008, given the dramatic reduction in interest rates by the Federal Reserve Board, and certificates of deposits re-pricing lower during the third quarter of 2008.

•                  Taxable equivalent net interest margin increased by 8 basis points to 3.87% for the first quarter of 2009, compared to 3.79% for the first quarter of 2008.  Compared to the fourth quarter of 2008, taxable equivalent net interest margin expanded by 1 basis point.

Loans

Growth in commercial owner occupied loans, commercial non-owner occupied loans, home equity loans and consumer owner occupied loans drove the increase in total loans (excluding mortgage loans held for sale) in the first quarter of 2009 from the comparable period in 2008.  Total loans, net of deferred loan costs and fees, grew 6.9% from the balance at March 31, 2008; however, the balance declined an annualized 4.1% from the balance at December 31, 2008.  Total loans at March 31, 2009 were $2.3 billion compared to $2.1 billion at March 31, 2008.

Loans are our largest category of earning assets and commercial real estate loans represented approximately 36.8% of our total loans as of March 31, 2009.  At March 31, 2009, construction and land development loans represented 22.7% of our total loan portfolio.  Construction and land development loans were comprised of $295.0 million in lot loans and $224.7 million in construction loans, which represented 12.9% and 9.8%, respectively, of our total loan portfolio.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Average total loans	$2,307,322	$2,121,814
Interest income on total loans	33,180	36,385
Non-TE yield	5.83%	6.90%

Interest earned on loans decreased 8.8% in the first quarter of 2009 compared to the first quarter of 2008.  Some key highlights for the quarter ended March 31, 2009 are outlined below:

•                  Our non-taxable equivalent yield on total loans decreased 107 basis points during the first quarter of 2009 while average total loans increased 8.7%, as compared to the first quarter of 2008.  The decrease in interest income on total loans was driven by the drop in average yield.

•                  Construction and land development loans decreased $71.5 million, or 12.1%, to $519.7 million from the ending balance at March 31, 2008.

•                  Commercial owner occupied loans increased $105.3 million, or 31.1%, to $443.8 million from the ending balance at March 31, 2008.

•                  Consumer real estate loans increased $97.9 million, or 22.6%, to $530.7 million from the ending balance at March 31, 2008.  Most of the increase resulted from a $58.3 million, or 33.5%, increase in home equity loans (“HELOCs”) from the balance at March 31, 2008.

•                  Commercial non-owner occupied loans increased $59.8 million, or 22.5%, from the ending balance at March 31, 2008.

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2009	Total	2008	Total	2008	Total
Commercial real estate:
Construction and land development	$519,689	22.7%	$535,638	23.1%	$591,139	27.6%
Commercial non-owner occupied	325,132	14.2%	330,792	14.3%	265,382	12.4%
Total commercial real estate	844,821	36.8%	866,430	37.4%	856,521	39.9%
Consumer real estate:
Consumer owner occupied	298,449	13.0%	293,521	12.7%	258,785	12.1%
Home equity loans	232,202	10.1%	222,025	9.6%	173,927	8.1%
Total consumer real estate	530,651	23.1%	515,546	22.3%	432,712	20.2%
Total real estate	1,375,472	60.0%	1,381,976	59.7%	1,289,233	60.1%
Commercial owner occupied	443,804	19.4%	423,345	18.3%	338,518	15.8%
Commercial and industrial	240,624	10.5%	251,929	10.9%	245,423	11.4%
Other income producing property	136,703	6.0%	141,516	6.1%	121,641	5.7%
Consumer non real estate	86,942	3.8%	95,098	4.1%	111,154	5.2%
Other	9,109	0.4%	22,212	1.0%	38,971	1.8%
Total loans (net of unearned income)	$2,292,654	100.0%	$2,316,076	100.0%	$2,144,940	100.0%

Note: Loan data excludes mortgage loans held for sale.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2009, the composition of the portfolio changed somewhat from the composition at March 31, 2008.  We eliminated the Freddie Mac preferred stock prior to the end of 2008.  Also, we placed some increased emphasis on mortgage-backed and municipal securities, and somewhat less on government-sponsored enterprise securities, during this period in order to take advantage of relatively attractive yields in these sectors.  During the first quarter of 2009, we continued to slightly lengthen the average life of the portfolio to lock in some relatively attractive yields resulting from wide yield spreads to the Treasury yield curve.  At March 31, 2009, investment securities totaled $204.0 million, compared to $222.2 million at December 31, 2008 and $249.6 million at March 31, 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Average investment securities	$213,849	$258,510
Interest income on investment securities	2,605	3,328
Non-TE yield	4.94%	5.18%

Interest earned on investment securities decreased 21.7% in the first quarter of 2009 compared to the first quarter of 2008.  The decrease resulted from a 24 basis point decrease on the yield on taxable investment securities and a 17.3% decrease in balances of average taxable investment securities.

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

At March 31, 2009, we had 44 securities available for sale in an unrealized loss position, which totaled $9.6 million.  During the quarter the credit and capital markets continued to experience unprecedented turmoil globally.  These positions largely reflect the loss of liquidity in the capital markets and substantial widening of spreads (over the U.S. Treasury yield curve) that most market segments experienced during the period.  Information pertaining to our securities available for sale with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2009:
Government-sponsored enterprises debt	$17	$1,983	$—	$—
State and municipal obligations	726	10,549	—	—
Mortgage-backed securities	—	66	—	—
Trust preferred (collateralized debt obligations)	3,665	4,895	5,089	3,369
Corporate stocks	62	257	—	—
	$4,470	$17,750	$5,089	$3,369

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2008:
Government-sponsored enterprises debt	$—	$—	$—	$—
State and municipal obligations	899	10,014	—	—
Mortgage-backed securities	11	2,767	3	1,503
Trust preferred (collateralized debt obligations)	3,408	6,452	3,522	3,949
	$4,318	$19,233	$3,525	$5,452

During the first quarter of 2009 as compared to the fourth quarter of 2008, the total number of securities with an unrealized loss position decreased by 9 securities.  The number of pooled trust preferred securities in an unrealized loss position remains at 8 securities comprising of 4 securities in the less than twelve month category and 4 securities in the twelve months or more category.  An unrealized loss position on pooled trust preferred securities totaling $8.8 million drove total unrealized loss on securities available for sale at March 31, 2009.  As a result, the majority of our unrealized losses as of March 31, 2009 result from changes in the current value of the pooled trust preferred securities due primarily to the demise of an active market for these securities, resulting in an increased spread to U.S. Treasury securities.

Investment securities in an unrealized loss position as of March 31, 2009 continue to perform as scheduled.  We have the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers, therefore, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

In April 2009, the FASB issued an FSP that provides guidance on the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  To determine whether an other-than-temporary impairment exists, we would assess the likelihood of selling the security prior to recovering its cost basis.  This is a change from the current requirement for us to assess whether we have the intent and ability to hold a security until recovery.  The FSP will be effective for the second quarter of 2009 with early adoption permitted.  We have decided not to early adopt for the first quarter of 2009.  For more information see “Note 2 — Recent Accounting Pronouncements” under Item 1., “Financial Statements.”

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Average interest-bearing liabilities	$2,234,391	$2,118,628
Interest expense	11,450	17,620
Average rate	2.08%	3.34%

While the average balance of interest-bearing liabilities increased 5.5% to support loan growth from the first quarter of 2008 to the first quarter of 2009, we were able to decrease interest expense on interest-bearing liabilities by actively managing deposit pricing and funding sources over the past 12 months as interest rates decreased.  The decrease was largely driven by a decline in the average rates on CDs and other time deposits, transaction and money market balances, and federal funds purchased and securities sold under agreements to repurchase.  Overall, we experienced a 126 basis point decrease in the average rate on all interest-bearing liabilities with decreases in every category.  Some key highlights are outlined below:

•      Average interest-bearing deposits for the three months ended March 31, 2009 grew 13.1% from the same period in 2008.

•      Interest-bearing deposits grew 8.0% to $1.8 billion at March 31, 2009 from the period end balance at March 31, 2008; however, these balances declined $13.4 million, or 2.9% annualized from the balance at December 31, 2008.

•      The average rate on transaction and money market account deposits for the three months ended March 31, 2009 decreased 82 basis points from the comparable period in 2008, which caused interest expense to decrease by $1.1 million for the first quarter of 2009.

•      Average certificates and other time deposits increased 18.7%, up $175.7 million from the average balance in the first quarter of 2008.  Although the average balance increased, a 150 basis point decrease in the interest rate drove a $2.2 million decrease in interest expense for the three months ended March 31, 2009.

•      Average federal funds purchased and securities sold under agreements to repurchase decreased 34.4%, down $106.9 million from the average balance in the first quarter of 2008.  The Federal Reserve lowered the federal funds rate from 3.25% at March 31, 2008 to a historical low between zero and 0.25%.  The average rate for the three months ended March 31, 2009 decreased 277 basis points from the comparable period in 2008, which caused interest expense to decrease by $2.2 million.

•      A decline in interest rates allowed for a $6.2 million, or 35.0%, reduction in interest expense on average interest-bearing liabilities for the three months ended March 31, 2009 from the comparable period in 2008.  Total interest-bearing liabilities increased $115.8 million for the first quarter of 2009.  We experienced a 126 basis point drop in the average rate on total interest-bearing liabilities.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits remained flat at $317.0 million in the first quarter of 2009 compared to $304.5 million at March 31, 2008.  From the fourth quarter of 2008, average noninterest-bearing deposits grew $1.1 million, or 0.4%.

Deposit Accounts

The following outlines growth or declines in the approximate number of new customer deposit accounts during the three months ended March 31, 2009 as compared to 2008:

•      4,050 new transaction accounts, a 15.3% decline in new accounts from the prior three months in 2008.

•      280 new nontransaction accounts, a 65.7% growth in new accounts from the prior three months in 2008.

•      900 new business demand deposit checking accounts, a 9.9% decline in new accounts from the prior three months in 2008.

•      3,450 new personal demand deposit checking accounts, a 13.2% decline in new accounts from the prior three months in 2008.

•      3,100 new savings accounts, a 44.7% growth in new accounts from the prior three months in 2008.

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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$31,525	$26,570
Loans charged-off	(4,993)	(731)
Recoveries	519	251
Net charge-offs	(4,474)	(480)
Provision for loan losses	5,043	1,245
Balance at end of period	$32,094	$27,335

Total loans:
At period end	$2,292,654	$2,144,940
Average	2,307,322	2,121,814
As a percentage of average loans (annualized):
Net charge-offs	0.79%	0.09%
Provision for loan losses	0.89%	0.24%
Allowance as a percentage of period end loans	1.40%	1.27%
Allowance as a percentage of period end non-performing loans (“NPLs”)	150.37%	395.75%

The provision for loan losses as a percent of average loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the first quarter of 2009 compared to the same quarter in 2008.  Seventy percent of the charge-off amount for the first quarter of 2009 is comprised of 10 loans ranging from approximately $90,000 to $1.7 million.  We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast during 2009.  With the significant rise in NPLs during the quarter, the ratio of the allowance to cover these loans decreased from 396% at March 31, 2008 to 150% at March 31, 2009.

The table below summarizes our NPAs.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008

Nonaccrual loans	$20,730	$14,624	$5,215
Accruing loans past due 90 days or more	614	293	1,692
Total nonperforming loans	21,344	14,917	6,907
Other real estate owned (“OREO”) (1)	9,563	6,126	651
Other nonperforming assets (2)	40	84	63
Total nonperforming assets	$30,947	$21,127	$7,621

Total NPAs as a % of total loans and OREO (3)	1.34%	0.91%	0.36%
Total NPAs as a % of total assets	1.09%	0.76%	0.28%
Total NPLs as a % of total loans (3)	0.93%	0.64%	0.32%

(1) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(2) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(3) Loan data excludes mortgage loans held for sale.

Comparing March 31, 2009 to March 31, 2008, we had two commercial land loans totaling $5.2 million which drove the increase in nonaccrual loans.  At March 31, 2009, OREO increased by $3.4 million from December 31, 2008.  We had two loans which drove this increase and accounted for $2.7 million of the increase.  At March 31, 2009, OREO consisted of 38 properties with an average value of $252,000 down from $266,000 at December 31, 2008.  We added 23 properties into OREO during the first quarter of 2009 at $4.7 million and sold 8 properties with a basis of $1.0 million.  Our OREO balance at first quarter 2009 end is comprised of 49% in the Grand Strand (Myrtle Beach, S.C.) region, 22% in the Beaufort region and 9% in the Upstate (Greenville, S.C.) region.

The increase in nonaccrual loans and OREO from the end of the first quarter of 2008 and December 31, 2008 are reflective of the pressure on the real estate market and economy.  These factors can have a negative impact on real estate absorption rates and nonperforming assets could continue to rise, as they have over the past year.

Overall, our loan portfolio remains manageable in terms of charge-offs and NPAs as a percentage of total loans.  Given the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans including in-house and independent review of larger transactions and updating credit scores on all consumer real estate loans.  Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $9.4 million, or 0.41% of total loans outstanding at March 31, 2009, compared to $1.0 million, or 0.5% of total loans outstanding at March 31, 2008.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

On Friday, May 1, 2009, Silverton Bank, N.A. (“Silverton”), in Atlanta, Georgia was closed by the Office of the Comptroller of the Currency and subsequently the Federal Deposit Insurance Corporation was named receiver.  At March 31, 2009, our bank had three loan participations with Silverton with an aggregate outstanding participation loan balance of approximately $4.0 million and one piece of OREO, which has resulted in a charge off of $1.7 million for us on an original $2.3 million loan participation with Silverton.  These credits became part of our loan portfolio when we purchased The Scottish Bank in December of 2007.  We have no other exposure to the Silverton bank closure other than these already reflected on our balance sheet at March 31, 2009.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Service charges on deposit accounts	$3,585	$3,805
Mortgage banking income	1,261	1,030
Bankcard services income	1,182	1,156
Trust and investment services income	691	696
Other	412	818
Total noninterest income	$7,131	$7,505

Noninterest income decreased 5.0% in the first quarter of 2009 as compared to the same period in 2008.  The quarterly decrease in total noninterest income primarily resulted from the following:

•      Service charges on deposit accounts decreased 5.8%, driven primarily by lower non-sufficient funds and return check charges.

•      Mortgage banking income increased 22.4%, driven by an increase in service release premiums for the first quarter.  Mortgage rates have fallen influenced by the Federal Reserve’s agency bond and agency backed mortgage bond purchase program.  As a result, we have experienced increased production in secondary market mortgages compared to the first quarter of 2008.

•      Bankcard services income increased a modest 2.3%, reflecting more customer use of their debit cards, slightly waiving more ATM fees and lower merchant account income.  Debit card income increased 5.5% from the first quarter of 2008 while waived ATM fees and merchant account income decreased 42.8% and 23.1%, respectively, to offset the total increase in bankcard services income.

•      Other noninterest income decreased 49.7%, primarily driven by receipt of cash in the first quarter of 2008 for the partial redemption of Visa, Inc. shares with their initial public offering and a smaller increase in the cash surrender value of bank-owned life insurance.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Salaries and employee benefits	$10,519	$11,221
Net occupancy expense	1,583	1,498
Furniture and equipment	1,560	1,517
Information services expense	1,442	1,179
FDIC assessment and other regulatory charges	1,184	460
OREO expense and loan related	674	349
Advertising and marketing	650	919
Business development and staff related	441	620
Professional fees	434	534
Amortization of intangibles	131	144
Other	1,569	1,688
Total noninterest expense	$20,187	$20,129

Noninterest expense in the first quarter of 2009 remained relatively similar compared to the same period in 2008.  The quarterly results were impacted by following changes:

•      Salaries and employee benefits expense decreased 6.3%, driven mainly by our decision to temporarily forgo paying incentive based bonus compensation to all employees during 2009.  We continue to focus on reducing our expense stream to compensate for unforeseen increases in FDIC premiums and other regulatory expense as a result of the current banking environment.  We will begin to experience some cost savings in the second quarter of 2009 by temporarily suspending the employer match contribution to all employees participating in our 401(k) plan.  Beginning July 1, 2009, the 15% discount for our employee stock purchase plan, which is expensed under share-based compensation accounting rules, will be reduced to 5% which will provide additional cost savings during the second half of 2009.

•      Information services expense increased 22.4%, driven by an increase in data communications expense and computer software maintenance expense during the first quarter of 2009.  We opened two new full-service branches (Irmo and James Island, SC) in the fourth quarter of 2008 which contributed to the increase.

•      FDIC assessment and other regulatory charges increased 157.4%, entirely driven by a sharp increase in FDIC deposit insurance premiums charged to the bank.  We anticipate our future insurance costs to be higher than in previous periods.

•      OREO expense and loan related expense increased 93.1%, mostly driven by a $189,000 increase in losses on OREO and a $126,000 increase in general OREO expense.  We believe that our OREO expense will continue to rise as the balance in OREO will probably increase during 2009.

•      Advertising and marketing expense decreased 29.3%, driven by lower advertising and public relations costs during the first quarter of 2009.

•      Business development and staff related expense decreased 28.9%, as we have focused to lower recruitment and relocation costs, staff expense, and convention and meeting expense.

•      Professional fees decreased 18.6%, driven by a reduction in the number of board meetings to once per quarter which has overall decreased director fees paid.

Income Tax Expense

The Company’s effective income tax rate increased to 34.5% at March 31, 2009 compared to 34.1% at March 31, 2008.  The slightly higher effective tax rate in 2009 is reflective of changes in various permanent differences, and an increase in the effective rate projected for fiscal year 2009 compared to 2008.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2009, shareholders’ equity was $311.2 million, an increase of $66.3 million, or 27.0%, from $244.9 million at December 31, 2008.  The increase reflects the issuance of 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, to the Treasury on January 16, 2009.  Excluding the preferred stock issuance, shareholders’ equity increased $2.3 million, or 1.0%, from December 31, 2008.  Shareholders’ equity has increased 41.4%, or $91.2 million, from March 31, 2008.  The quarter-to-quarter comparison reflects the issuance of the preferred stock and the issuance of net proceeds of $26.8 million, or 1,010,000 common shares, in equity to certain accredited investors in a private placement transaction in the fourth quarter of 2008.  Excluding the preferred stock and common stock issuances, shareholders’ equity increased 0.2%, or $426,000, from March 31, 2008.

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

	March 31,	December 31,	March 31,
Capital Adequacy Ratios	2009	2008	2008

Tier 1 risk-based capital	13.25%	10.42%	9.55%
Total risk-based capital	15.16%	12.34%	10.80%
Tier 1 leverage	10.63%	8.54%	7.67%

Compared to December 31, 2008, our Tier 1 risk-based capital and Tier 1 leverage ratios have increased for the three months ended March 31, 2009 primarily because of the preferred equity issued to the U.S. Treasury.  We completed the sale of $64.8 million in Series T Preferred Stock to the U.S. Treasury as part of the government’s TARP Capital Purchase Program in the first quarter of 2009.  Our capital ratios are currently in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to us by our bank.  As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full.  Additionally, prior to January 16, 2012, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury’s consent.

After evaluating our capital position, and discussions with our primary regulators, we have provided a notice to the Treasury on April 30, 2009 requesting permission to redeem all of our shares of Series T Preferred Stock, which was issued to the Treasury as part of the Treasury’s Capital Purchase Program. This proposed redemption of our Series T Preferred Stock would be made with our currently available cash resources.  In addition, we may purchase the warrant issued to the Treasury in connection with the Capital Purchase Program transaction. There can be no assurance whether or when our Series T Preferred Stock can be redeemed or whether or when the warrant would be repurchased following the redemption of the Series T Preferred Stock.

We currently intend to commence a public offering of up to 1,150,000 shares of our common stock, in which the underwriters would have an option to purchase up to 172,500 additional shares of our common stock to cover over-allotments.  This disclosure does not constitute an offer of any securities for sale.  No assurances can be provided that any such offering will be completed on terms acceptable to us or at all.

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

In the first three months of 2009, both deposits and non-deposit sources of funding remained relatively similar to the balances at December 31, 2008.  We reduced brokered deposits from $110.0 million at December 31, 2008 to $25.0 million, and the difference was largely made up by growth in NOW, savings, and money market core accounts.  Compared to the first quarter of 2008, we increased both deposits and non-deposit sources of funding.  The increase in deposits includes the balance in brokered certificates of deposits of $25.0 million, or 1.2% of total deposits, at March 31, 2009 compared to $622,000, or less than 0.1% of total deposits at March 31, 2008.  During the quarter we continued to use small amounts of brokered deposits to support loan growth and to lock in for 3- to 4-month terms some deposit rates that were very favorable to local market CD rates.  We continue to emphasize shorter maturities of such funds in anticipation of an ongoing accommodative Federal Reserve monetary policy.  Our approach may provide an opportunity to lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, the banks’ federal funds sold position, if any, serves as the primary source of immediate liquidity.  At March 31, 2009, our bank had total federal funds credit lines of $337.0 million with no advances.  If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2009, our bank had $116.2 million credit available at the Federal Reserve Bank’s discount window, but had no advances as of the end of the first quarter of 2009.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  At March 31, 2009, our bank had a total FHLB credit facility of $202.5 million with total advances of $120.1 million.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan provides several potential stages based on liquidity levels.  Our board of directors reviews liquidity benchmarks quarterly.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  Our bank maintains various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our banks would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our banks.  This could increase our banks’ cost of funds, impacting net interest margins and net interest spreads.

In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and/or branch locations to expand SCBT.  As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

Deposit and Loan Concentration

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2009, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $85.2 million at March 31, 2009. Based on these criteria, we had two such credit concentrations at March 31, 2009, including $295.2 million of loans to borrowers engaged in other activities related to real estate and $87.7 million of loans to religious organizations.  The number of credit concentrations based on 25% of total risk-based capital decreased as a result of the issuance of approximately $64.8 million in preferred stock to the U.S. Treasury during the first quarter of 2009.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008 and the following:

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

•      Terrorist activities risk that result in loss of consumer confidence and economic disruptions; and

•      Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses, restrictions imposed under the United States Treasury’s Capital Purchase Program and the possibility that our company may repurchase some or all of the securities issued to United States Treasury under the Capital Purchase Program, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2009 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described below and in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q and risks and matters described elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission.

There can be no assurance whether or when our Series T Preferred Stock can be redeemed or whether or when the warrant would be repurchased following the redemption of the Series T Preferred Stock, and, as a result, we may remain subject to the current restrictions of the Capital Purchase Program along with the uncertainty of additional future changes to the program that could put us at a competitive disadvantage.

Although we have applied to our federal regulators to redeem our Series T Preferred Stock, there can be no assurance whether or when our Series T Preferred Stock can be redeemed or whether or when the warrant would be repurchased following the redemption of the Series T Preferred Stock.

As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to January 16, 2012, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock above the $0.17 per share of common stock that we have paid in recent quarters, without the Treasury's consent. The dividends declared on shares of our Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. We currently must pay the Treasury a five percent dividend on the Series T Preferred Stock but it will increase to nine percent if we have not redeemed the shares prior to February 15, 2014.  Additionally, the warrant to purchase our common stock issued to the Treasury in conjunction with the issuance of the Series T Preferred Stock may be dilutive to our earnings per share. The shares of our Series T Preferred Stock would also receive preferential treatment in the event of our liquidation, dissolution or winding up.

Furthermore, if our regulators do not approve our application, our continued participation in the Capital Purchase Program may subject us to increased regulatory and legislative oversight. The recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) includes amendments to the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) under which the Treasury's Capital Purchase Program was established. These amendments apply not only to future participants under the Capital Purchase Program, but also apply retroactively to companies like ours that are current Capital Purchase Program participants. The full scope and impact of these amendments are uncertain and difficult to predict. ARRA directs the Secretary of the Treasury to adopt standards that will implement the amended provisions of EESA and directs the SEC to issue rules in connection with certain of the amended provisions, but the particular scope of those standards and rules, and the timing of their issuance, is not known. These new and future legal requirements and implementing standards under the Capital Purchase Program may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on Capital Purchase Program participants, including us. They may require significant time, effort and resources on our part to ensure compliance.  Even if we redeem our Series T Preferred Stock and repurchase the warrant that we issued to the Treasury, we will continue to be subject to evolving legal and regulatory requirements that may, among other things, require increasing amounts of our time, effort and resources to ensure compliance.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	5,699	*	$30.45	—	147,872
February 1 - February 28	—		—	—	147,872
March 1 - March 31	—		—	—	147,872

Total	5,699			—	147,872

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

Until January 16, 2012, unless the U.S. Treasury has transferred or we have repurchased all of our Series T Preferred Stock, we cannot repurchase our common stock, subject to certain exceptions, including, among other exceptions, certain repurchases in connection with the administration of employee benefit plans.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 3.1

Articles of Amendment to the Company’s Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 16, 2009).

Exhibit 4.1

Warrant with The United States Department of Treasury to Purchase up to 303,083 shares of the Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 16, 2009).

Exhibit 4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 16, 2009).

Exhibit 10.1

Letter Agreement, dated January 16, 2009, including the Side Letter Agreement and Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2009).

Exhibit 10.2

Form of Waiver, executed by each of Messrs. Robert R. Hill, Jr., John C. Pollok, John F. Windley, Thomas S. Camp, and Joe E. Burns (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 16, 2009).

Exhibit 10.3

Form of Letter Agreement, executed by each of Messrs. Robert R. Hill, Jr., John C. Pollok, John F. Windley, Thomas S. Camp, and Joe E. Burns, with the Company  (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 16, 2009).

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: May 11, 2009	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 11, 2009	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and
Chief Financial Officer

Date: May 11, 2009	/s/ Karen L. Dey
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