Form 10-Q
period 2009-06-30
SCBT FINANCIAL CORP
filed 2009-08-10
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2009
Common Stock, $2.50 par value	12,705,275

SCBT Financial Corporation and Subsidiaries

June 30, 2009 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$80,822	$47,024	$59,805
Interest-bearing deposits with banks	220	1,441	382
Federal funds sold and securities purchased under agreements to resell	40,050	1,000	44,351
Money market mutual funds	36,000	—	—
Total cash and cash equivalents	157,092	49,465	104,538
Investment securities:
Securities held to maturity (fair value of $21,748, $23,577 and $24,697, respectively)	22,356	24,228	25,017
Securities available for sale, at fair value	153,643	183,220	215,834
Other investments	15,416	14,779	15,540
Total investment securities	191,415	222,227	256,391
Loans held for sale	53,853	15,742	19,015
Loans	2,236,162	2,316,076	2,246,353
Less allowance for loan losses	(32,431)	(31,525)	(28,760)
Loans, net	2,203,731	2,284,551	2,217,593
Premises and equipment, net	73,404	66,392	57,698
Goodwill	62,888	62,888	62,888
Other assets	64,926	65,445	56,264
Total assets	$2,807,309	$2,766,710	$2,774,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$322,270	$303,689	$322,209
Interest-bearing	1,858,096	1,849,585	1,734,637
Total deposits	2,180,366	2,153,274	2,056,846
Federal funds purchased and securities sold under agreements to repurchase	187,677	172,393	322,682
Other borrowings	144,430	177,477	160,249
Other liabilities	15,084	18,638	13,147
Total liabilities	2,527,557	2,521,782	2,552,924
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 12,696,849, 11,250,603 and 10,203,497 shares issued and outstanding	31,742	28,127	25,509
Surplus	195,181	166,815	141,439
Retained earnings	60,550	59,171	59,147
Accumulated other comprehensive loss	(7,721)	(9,185)	(4,632)
Total shareholders’ equity	279,752	244,928	221,463
Total liabilities and shareholders’ equity	$2,807,309	$2,766,710	$2,774,387

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

 (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$33,373	$35,016	$67,090	$71,801
Investment securities:
Taxable	2,144	2,696	4,514	5,596
Tax-exempt	231	493	466	921
Federal funds sold and securities purchased under agreements to resell	84	269	166	658
Money market funds	21	—	65	—
Deposits with banks	4	15	4	47
Total interest income	35,857	38,489	72,305	79,023
Interest expense:
Deposits	8,188	11,850	17,929	25,296
Federal funds purchased and securities sold under agreements to repurchase	118	1,350	243	3,677
Other borrowings	1,532	1,727	3,116	3,574
Total interest expense	9,838	14,927	21,288	32,547
Net interest income	26,019	23,562	51,017	46,476
Provision for loan losses	4,521	2,332	9,564	3,577
Net interest income after provision for loan losses	21,498	21,230	41,453	42,899
Noninterest income:
Service charges on deposit accounts	3,819	4,032	7,404	7,837
Mortgage banking income	2,134	1,240	3,395	2,270
Bankcard services income	1,290	1,276	2,472	2,432
Trust and investment services income	671	681	1,362	1,377
Securities gains (losses), net	—	340	—	340
Total other-than-temporary impairment losses	(2,482)	—	(2,482)	—
Portion of impairment losses recognized in other comprehensive loss	1,938	—	1,938	—
Net impairment losses recognized in earnings	(544)	—	(544)	—
Other	391	558	803	1,376
Total noninterest income	7,761	8,127	14,892	15,632
Noninterest expense:
Salaries and employee benefits	9,517	10,863	20,036	22,084
Net occupancy expense	1,559	1,494	3,142	2,992
Furniture and equipment expense	1,499	1,573	3,059	3,090
Information services expense	1,286	1,141	2,728	2,320
FDIC assessment and other regulatory charges	2,333	437	3,517	897
OREO expense and loan related	1,367	184	2,041	533
Advertising and marketing	571	1,092	1,221	2,011
Professional fees	557	507	991	1,041
Amortization of intangibles	132	145	263	289
Other	2,217	2,259	4,227	4,567
Total noninterest expense	21,038	19,695	41,225	39,824
Earnings:
Income before provision for income taxes	8,221	9,662	15,120	18,707
Provision for income taxes	2,836	3,513	5,215	6,595
Net income	5,385	6,149	9,905	12,112
Preferred stock dividends	450	—	1,115	—
Accretion on preferred stock discount	3,410	—	3,559	—
Net income available to common shareholders	$1,525	$6,149	$5,231	$12,112
Earnings per common share:
Basic	$0.13	$0.61	$0.45	$1.20
Diluted	$0.13	$0.60	$0.45	$1.18
Dividends per common share	$0.17	$0.17	$0.34	$0.34
Weighted-average common shares outstanding:
Basic	11,827	10,110	11,516	10,105
Diluted	11,871	10,253	11,560	10,239

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2009 and 2008

 (Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2007	—	$—	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	—	—	12,112	—	12,112
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(3,145)	(3,145)
Total comprehensive income								8,967
Cash dividends declared at $.34 per share	—	—	—	—	—	(3,464)	—	(3,464)
Stock options exercised	—	—	4,419	11	87	—	—	98
Employee stock purchases	—	—	5,972	15	145	—	—	160
Restricted stock awards	—	—	34,964	88	(88)	—	—	—
Common stock repurchased	—	—	(2,290)	(6)	(66)	—	—	(72)
Share-based compensation expense	—	—	—	—	709	—	—	709
Balance, June 30, 2008	—	$—	10,203,497	$25,509	$141,439	$59,147	$(4,632)	$221,463

Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	9,906	—	9,906
Change in pension liability for plan curtailment, net of tax	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	1,382	1,382
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of tax	—	—	—	—	—	—	(1,201)	(1,201)
Total comprehensive income								11,370
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.34 per share	—	—	—	—	—	(3,853)	—	(3,853)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Employee stock purchases	—	—	9,089	23	139	—	—	162
Restricted stock awards	—	—	86,560	217	(217)	—	—	—
Common stock repurchased	—	—	(5,903)	(16)	(163)	—	—	(179)
Share-based compensation expense	—	—	—	—	753	—	—	753
Common stock issued in public offering	—	—	1,356,500	3,391	25,842	—	—	29,233
Balance, June 30, 2009	—	$—	12,696,849	$31,742	$195,181	$60,550	$(7,721)	$279,752

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$9,906	$12,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,388	2,449
Provision for loan losses	9,564	3,577
Other-than-temporary impairment on securities	544	—
Gain on sale of securities	—	(340)
Share-based compensation expense	753	709
Net accretion of investment securities	(207)	(143)
Net change in loans held for sale	(38,112)	(1,664)
Net change in miscellaneous assets and liabilities	(1,997)	(4,420)
Net cash provided by (used in) operating activities	(16,161)	12,280
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	2,012
Proceeds from maturities and calls of investment securities held to maturity	1,870	3,140
Proceeds from maturities and calls of investment securities available for sale	39,244	52,945
Proceeds from sales of other investment securities	451	1,216
Purchases of investment securities held to maturity	—	(6,679)
Purchases of investment securities available for sale	(9,709)	(52,345)
Purchases of other investment securities	(1,088)	(2,944)
Net decrease (increase) in customer loans	71,257	(164,693)
Purchases of premises and equipment	(4,588)	(4,314)
Net cash provided by (used in) investing activities	97,437	(171,662)
Cash flows from financing activities:
Net increase in deposits	27,093	128,957
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(5,443)	22,515
Proceeds from FHLB advances	—	170,400
Repayment of FHLB advances	(18,000)	(150,007)
Issuance of preferred stock and warrants, net of issuance costs	64,632	—
Repurchase of preferred stock and warrants	(66,179)	—
Common stock issuance	29,395	160
Common stock repurchased	(179)	(72)
Dividends paid on preferred stock	(1,115)	—
Dividends paid on common stock	(3,853)	(3,464)
Stock options exercised	—	98
Net cash provided by financing activities	26,351	168,587
Net increase in cash and cash equivalents	107,627	9,205
Cash and cash equivalents at beginning of period	49,465	95,333
Cash and cash equivalents at end of period	$157,092	$104,538

Supplemental Disclosures:
Cash paid for:
Interest	$22,244	$32,969
Income taxes	$5,154	$6,907

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Subsequent events have been evaluated through August 10, 2009, which is the date of financial statement issuance.

Note 2 – Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted the provisions of Statement 165 during the period ended June 30, 2009 which did not impact its financial statements.  The Company evaluated all events or transactions that occurred after June 30, 2009, through August 10, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events that required recognition in the Company’s disclosures to the June 30, 2009 financial statements.

In April 2009, the FASB issued a FASB Staff Position (“FSP”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP allows an entity to determine whether a market is not active for a financial asset, considered in relation to normal market activity for that asset, using a list of factors provided in the FSP to aid in making that assessment.  If, after evaluating the relevant factors, the evidence indicates the market is not active, the entity would determine whether a quoted price in that market is associated with a distressed transaction.  The determination of whether transactions are distressed should be based on the weight of the available evidence.  The FSP provides illustrative circumstances that could indicate that a transaction is not orderly (i.e., distressed).  More weight should be placed on transactions that are orderly and less weight placed on transactions that are not orderly.  The FSP requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).  The FSP is effective for periods ending after June 15, 2009 with early adoption permitted.  The Company had previously determined that transactions in the market for it’s pooled trust preferred securities were disorderly using guidance from FSP FAS 157-3, Determining the Fair Value of a Financial Asset when the market for that Asset is not Active. Therefore the adoption of FSP FAS 157-4 did not have a material impact on the Company’s results of operations.

Note 2 – Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The guidance in this FSP will change (1) the method for determining whether an other-than-temporary impairment exists for debt securities and (2) the amount of an impairment charge to be recorded in earnings.  To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis.  This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery.  If the entity intends to sell the debt security or it is more-likely-than-not that the entity will be required to sell the debt security prior to recovering its cost basis, the security should be written down to fair value with the full charge recorded in earnings.  If the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case:  (1) where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings;  (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income.  The entity will be required to present on the face of the income statement both the total of any other-than-temporary impairment loss, and the noncredit portion recorded in other comprehensive income as an adjustment thereto.  The entity is required to provide enhanced disclosures, including its methodology and key inputs used for determining the amount of credit losses recorded in earnings.  On adoption, the noncredit portion of an other-than-temporary impairment previously recognized in retained earnings should be reclassified to other comprehensive income as a cumulative effect adjustment if the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the security prior to recovery.  The impairment model for equity securities is unaffected by this FSP.  The FSP is effective for periods ending after June 15, 2009 with early adoption permitted.  See Note 3 – Investment Securities for the effect of the adoption of FSP No. FAS 115-2 and FAS 124-2.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP will increase the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The FSP requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The FSP is effective for periods ending after June 15, 2009 with early adoption permitted.  While the Company expanded its disclosure in accordance with FSP FAS 107-1 and APB 28-1, its adoption did not have a material impact on the Company’s results of operations.

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

Note 2 – Recent Accounting Pronouncements (continued)

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 deferred the effective date of the disclosure requirement for nonfinancial assets and nonfinancial liabilities by FAS 157 until the beginning the first quarter of 2009.  The Company has adopted FAS 157-2 (see Note 10 – Fair Value).

Note 3 – Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2009:
State and municipal obligations	$22,356	$88	$(696)	$21,748

December 31, 2008:
State and municipal obligations	$24,228	$84	$(735)	$23,577

The values are based on data, which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2009:
Government-sponsored enterprises debt *	$11,477	$246	$—	$11,723
State and municipal obligations	19,146	70	(1,100)	18,116
Mortgage-backed securities **	109,736	4,003	—	113,739
Trust preferred (collateralized debt obligations)	16,447	—	(6,745)	9,702
Corporate stocks	369	208	(214)	363
	$157,175	$4,527	$(8,059)	$153,643
December 31, 2008:
Government-sponsored enterprises debt *	$28,207	$465	$—	$28,672
State and municipal obligations	11,449	8	(899)	10,558
Mortgage-backed securities **	130,009	3,510	(14)	133,505
Trust preferred (collateralized debt obligations)	17,011	—	(6,928)	10,083
Corporate stocks	369	35	(2)	402
	$187,045	$4,018	$(7,843)	$183,220

* - Government-sponsored enterprises are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

** - Mortgage-backed securities are issued by government-sponsored enterprises.

The amortized cost and fair value of investment securities at June 30, 2009 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$1,551	$1,579	$4,292	$4,388
Due after one year through five years	748	755	16,172	16,592
Due after five years through ten years	3,635	3,676	34,871	36,146
Due after ten years	16,422	15,738	101,840	96,517
	$22,356	$21,748	$157,175	$153,643

Note 3 – Investment Securities (continued)

Information pertaining to the Company’s securities available for sale with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2009:
Securities Held to Maturity
State and municipal obligations	$696	$16,747	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$—	$—	$—	$—
State and municipal obligations	1,100	14,520	—	—
Mortgage-backed securities	—	—	—	—
Trust preferred (collateralized debt obligations)	—	—	6,745	9,702
Corporate stocks	214	163	—	—
	$1,314	$14,683	$6,745	$9,702

December 31, 2008:
Securities Held to Maturity
State and municipal obligations	$735	$17,944	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$—	$—	$—	$—
State and municipal obligations	899	10,014	—	—
Mortgage-backed securities	11	2,767	3	1,503
Trust preferred (collateralized debt obligations)	3,408	6,452	3,522	3,949
	$4,318	$19,233	$3,525	$5,452

The following table presents a rollforward of the amount of credit losses on the Company’s investment securities recognized in earnings for the six months ended June 30, 2009:

(Dollars in thousands)
Beginning balance of credit losses previously recognized in earnings	$—
Amount related to credit loss for securities which an other-than-temporary impairment was not previously recognized in earnings	—
Amount related to credit loss for securities which an other-than-temporary impairment was recognized in earnings	544
Ending balance of cumulative credit losses recognized in earnings	$544

During the three months ended June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairment, which requires that credit related other-than-temporary impairment (“OTTI”) on debt securities be recognized in earnings while noncredit related OTTI on debt securities not expected to be sold be recognized in other comprehensive income (“OCI”).  As a result of its analysis, the Company recorded $544,000 in credit-related OTTI charges in earnings.  This OTTI charge in earnings was taken on two pooled trust preferred collateralized debt obligations (“TRUPs”) that are classified as available for sale securities.  In addition, the Company recognized $1.2 million, or $1.9 million on a pre-tax basis, for the non-credit impairment associated with the same two TRUPs in OCI (in equity).

Note 3 – Investment Securities (continued)

On at least a quarterly basis, the Company reviews its investment portfolio for indications of impairment.  This review includes analyzing the length of time and the extent to which fair value has been lower than the cost, the financial condition and near-term prospects of the issuers, including any specific events which may influence the operations of the issuers.  The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of our investment strategy, our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  Additionally, the risk of further OTTI charges may be influenced by additional bank failures, prolonged recession of the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide financial assistance to financial institutions.

The TRUPs represent beneficial interests in securitized financial assets that the Company analyzes within the scope of EITF 99-20 (as amended), and are evaluated for OTTI using management’s best estimates of future cash flows.  If these estimated cash flows determine that it is probable an adverse change in the discounted present value of future cash flows has occurred, then an OTTI charge would be recognized in accordance with FSP FAS 115-2 and FAS 124-2.  There is risk that this quarterly review could result in the Company recording OTTI charges in the future.

At June 30, 2009, the book value of the Company’s TRUPs totaled $16.4 million with an estimated fair value of $9.7 million.  One of these securities is a senior tranche (MMCaps I A) and the remaining seven securities are mezzanine tranches.  As of March 31, 2009, all of these securities were downgraded by both Moody’s and Fitch, except for the MMCaps I A security which is rated A3/AAA.  There have been no further changes in the securities ratings as of June 30, 2009.

As of June 30, 2009, the following table provides detail of the Company’s pooled TRUPs, which all have been in an unrealized loss position greater than twelve months:

(Dollars in thousands)	Class	# of Issuers	Book Value	Fair Value	Unrealized Loss	Credit Ratings (1)	Receiving Principal / Interest Contractually? (2)		Deferral / Defaults % of Total Collateral Balance (3)	Excess Subordination as a % of Current Performing Collateral (4)

PreTSL IX B-3	Mezzanine	51	$2,983	$1,529	$(1,454)	Ca / CC	Yes / Yes		22.3%	10.6%
PreTSL X B-1	Mezzanine	58	3,073	1,553	(1,520)	Ca / CC	Yes / Yes	(5)	24.7%	3.6%
PreTSL X B-3	Mezzanine	58	862	445	(417)	Ca / CC	Yes / Yes	(5)	24.7%	3.6%
PreTSL XVI C	Mezzanine	58	1,004	228	(776)	Ca / CC	Yes / No		18.5%	11.6%
PreTSL XI B-1	Mezzanine	67	3,000	1,922	(1,078)	Ca / CC	Yes / Yes		14.4%	15.7%
PreTSL XIII B-2	Mezzanine	68	1,000	528	(472)	Ca / CC	Yes / Yes		15.1%	12.8%
PreTSL XIV B-2	Mezzanine	63	1,800	1,288	(512)	Ca / CC	Yes / Yes		10.7%	17.9%
MMCaps I A	Senior	29	2,725	2,209	(516)	A3 / AAA	Yes / Yes		9.2%	32.6%
Total			$16,447	$9,702	$(6,745)

Notes to table above:

(1) Credit Ratings represent Moody's and Fitch (S&P does not rate these securities).

(2) Interest on this security is currently not being paid in cash, but is being added (capitalized) to the bond balance, a process known as a payment in kind (“PIK”).  This is the result of a current, temporary interest shortfall being experienced due to the amount of deferrals/defaults to prevent within the given deal, and therefore, there is not enough interest available to pay the current interest on the given class of notes or breaching the principal coverage test of the class of notes immediately senior to the given class. The Company has one TRUPs, PreTSL XVI C, which is PIKing.

(3)  This ratio represents the amount of deferrals/defaults that is known or projected for the following quarter to the total amount of collateral for a given deal.  Fewer deferrals/defaults produce a lower ratio.

(4) “Excess Subordination” amount is the additional defaults/deferrals necessary to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a “break in yield.”  A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity.  The “percent of current performing collateral” is the ratio of the “excess subordination amount” to current performing collateral – a higher percent means there is more excess subordination to absorb additional defaults/deferrals, and the better our security is protected from a shortfall in projected cash flows.

(5) As of July 31, 2009, the company became aware that PreTSL X B-1 and PreTSL X B-3 are now partially PIKing.

Note 3 – Investment Securities (continued)

When evaluating TRUPs for OTTI, the Company determines a credit related portion and a noncredit related portion.  The credit related portion is recognized in earnings and represents the net present value of the expected shortfall in future cash flows.  The noncredit related portion is recognized in other comprehensive income, and represents the difference between the book value and the fair value of the security less the amount of the credit related impairment.  A discounted cash flow analysis under EITF 99-20 provides the best estimate of credit related OTTI for these securities.  The determination of whether it is probable that an adverse change in estimated cash flows has occurred is evaluated by comparing the present value of the estimated cash flows previously projected (at March 31, 2009) with the present value of the projected remaining cash flows at June 30, 2009.  The Company considers this cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying issuers and determination of the likelihood of defaults of the underlying collateral.  The following provides additional information for each of these variables:

•                  Estimate of future cash flows – Cash flows are constructed in an INTEX cash flow model.  This is a proprietary cash flow model typical of industry standards for analyzing all types of collateralized debt obligations.  It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available.  The modeled cash flows are then used to estimate if all the contractual principal and interest payments of the Company’s investment will be made. The discount rate used is equal to current yield used to accrete the beneficial interest under EITF 99-20 paragraph 12b.

•                  Collateral and credit analysis – A quarterly collateral and credit evaluation is performed for each of the financial institutions that have issued TRUPs within each pool.  The evaluation considers all evidence available to the Company and includes the issuer’s business, its years of operation, loan composition, and geographic footprint.  The Company’s analysis focuses primarily on earnings trends, profitability, shareholders’ equity, asset quality ratios (including Texas ratio analysis), capital adequacy, and participation in TARP.

•                  Defaults / recoveries – For all eight of the Company’s TRUPs, issuers currently in default or deferring interest payments are assigned 100% probability of default.  For all other issuers, the default rate for performing collateral is updated quarterly, and was based upon the worst five year (1988-1992) bank failure period since 1934, the end of the Great Depression.  The result of this assumption was 11.5% in defaults over the next five years on top of deferrals previously encountered in prior periods; and .25% annually thereafter (until maturity).  In all cases, a 15% recovery rate is applied to projected defaults with a two year lag.

•                  Likelihood of additional defaults – The Company’s evaluation of impairment also includes a stress test analysis that provides an estimate of the sufficiency of performing collateral to provide the contractual cash flows for each tranche.  The Company determines the additional defaults necessary to result in an adverse change to expected cash flows.  This breakpoint is used to calculate the excess subordination for each of the Company’s pooled TRUPs before a break in yield (i.e., that point where not all contractual cash flows are expected to be received).  Then, the Company compares this excess subordination amount against our collateral and credit analysis (as explained above).

Based upon the analysis performed by management as of June 30, 2009, the Company deemed it probable that it will collect all contractual principal and interest payments on all of its TRUPs, except for PreTSL X B-1 and PreTSL X B-3.  The analysis on these two securities resulted in a $544,000 credit-related OTTI charge during the three months ended June 30, 2009.

Note 4 – Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008
Commercial real estate:
Construction and land development	$489,730	$535,638	$558,375
Commercial non-owner occupied	318,909	330,792	305,307
Total commercial real estate	808,639	866,430	863,682
Consumer real estate:
Consumer owner occupied	289,423	293,521	274,206
Home equity loans	239,250	222,025	199,191
Total consumer real estate	528,673	515,546	473,397
Total real estate	1,337,312	1,381,976	1,337,079
Commercial owner occupied real estate	456,973	423,345	381,488
Commercial and industrial	214,384	251,929	249,593
Other income producing property	136,098	141,516	126,625
Consumer	79,386	95,098	106,580
Other loans	12,009	22,212	44,988
Total loans	2,236,162	2,316,076	2,246,353
Less, allowance for loan losses	(32,431)	(31,525)	(28,760)
Loans, net	$2,203,731	$2,284,551	$2,217,593

An analysis of the changes in the allowance for loan losses is as follows:

	June 30,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$31,525	$26,570
Loans charged-off	(9,518)	(1,884)
Recoveries of loans previously charged-off	860	497
Net charge-offs	(8,658)	(1,387)
Provision for loan losses	9,564	3,577
Balance at end of period	$32,431	$28,760

At June 30, 2009 and 2008, there were $23.3 million and $9.1 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan.  Specific reserves allocated to these impaired loans totaled $2.5 million and $320,000 at June 30, 2009 and 2008, respectively.  At June 30, 2009, there were approximately $13.8 million of impaired loans with specific reserves.  At June 30, 2009, there were approximately $9.5 million in impaired loans for which no specific reserve had been recognized.  The average recorded investments in impaired loans for the quarters ended June 30, 2009 and 2008 were $19.2 million and $573,000, respectively.

Note 5 – Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008

Certificates of deposit	$1,026,260	$1,131,828	$1,020,414
Interest-bearing demand deposits	671,635	575,991	567,510
Demand deposits	322,270	303,689	322,209
Savings deposits	158,519	141,379	145,262
Other time deposits	1,682	387	1,451
Total deposits	$2,180,366	$2,153,274	$2,056,846

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2009, December 31, 2008, and June 30, 2008 was $523.5 million, $510.2 million and $500.1 million, respectively.  The Company had brokered certificates of deposits of $10.0 million, $110.0 million and $25.6 million, respectively, at June 30, 2009, December 31, 2008, and June 30, 2008.

Note 6 – Participation in U.S. Treasury Capital Purchase Program

On May 20, 2009, the Company entered into a repurchase letter agreement with the United States Department of the Treasury, pursuant to which the Company repurchased all 64,779 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share for an aggregate purchase price of approximately $64.8 million, which included accrued and unpaid dividends of approximately $45,000.  Previously, on January 16, 2009, the Company issued and sold the Preferred Shares, along with a warrant to purchase 303,083 shares of the Company’s common stock, to the Treasury for an aggregate purchase price of $64.8 million as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program, pursuant to a Purchase Letter Agreement.

The Company recognized a charge of approximately $3.3 million for the three months ended June 30, 2009 in the form of an accelerated dividend to account for the difference between the original purchase price for the preferred stock and its redemption price.  In addition to this charge, the Company recognized a dividend on the preferred stock including the accretion on the preferred stock discount of approximately $549,000, for a total effective dividend of approximately $3.9 million for the three months ended June 30, 2009, charged to net income available to common shareholders.

On June 24, 2009, the Company entered into an agreement with the Treasury to repurchase the warrant that was issued to the Treasury in connection with the preferred stock. Pursuant to the terms of the agreement, the Company repurchased the warrant for a purchase price of $1.4 million.  As a result of the warrant repurchase, the Company has repurchased all securities issued to the Treasury under the Capital Purchase Program.

Note 7 – Retirement Plans

The Company and its subsidiaries provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.  The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service.  Employees hired on or after January 1, 2006 are not eligible to participate in the non-contributory defined benefit pension plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.  During the three months ended June 30, 2009, the Company suspended the accrual of benefits for plan participants under the non-contributory defined benefit plan and recorded a curtailment gain in earnings of $782,000, before tax, and a change in pension liability for plan curtailment of $1.3 million, net of tax, in other comprehensive income.

The components of net periodic pension expense recognized during the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$189	$165	$378	$331
Interest cost	289	258	578	516
Expected return on plan assets	(352)	(336)	(704)	(671)
Amortization of prior service cost	(43)	(43)	(86)	(86)
Recognized net actuarial loss	121	79	242	157
Net periodic pension expense	$204	$123	$408	$247

The Company contributed $340,000 and $700,000 to the pension plan for the three and six months ended June 30, 2009 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands)	2009	2008	2009	2008
Basic earnings per share:
Net income available to common shareholders	$1,525	$6,149	$5,231	$12,112

Weighted-average basic shares	11,827	10,110	11,516	10,105
Basic earnings per share	$0.13	$0.61	$0.45	$1.20

Diluted earnings per share:
Net income available to common shareholders	$1,525	$6,149	$5,231	$12,112

Weighted-average basic shares	11,827	10,110	11,516	10,105
Effect of dilutive securities	44	143	44	134
Weighted-average dilutive shares	11,871	10,253	11,560	10,239
Diluted earnings per share	$0.13	$0.60	$0.45	$1.18

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Number of shares	261,023	45,545	259,810	58,145
Range of exercise prices	$23.50 - $39.74	$34.65 - $39.74	$24.13 - $39.74	$32.25 - $39.74

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2009	351,553	$26.94
Granted	31,288	27.57
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2009	382,841	26.99	5.27	$673

Exercisable at June 30, 2009	309,555	25.85	4.52	$673

Weighted-average fair value of options granted during the year	$9.72

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended June 30,
	2009	2008

Dividend yield	2.00%	1.87%
Expected life	6 years	6 years
Expected volatility	45%	37%
Risk-free interest rate	1.82%	3.44%

As of June 30, 2009, there was $565,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.52 years as of June 30, 2009.  The total fair value of shares vested during the six months ended June 30, 2009 was $303,000.

Note 9 — Share-Based Compensation (continued)

Restricted Stock

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.  Grants to employees have typically vested over a 48-month period, and beginning in 2007, some grants cliff vest after four years.  Also, some grants issued during 2008 to certain employees cliff vest after ten years.  Grants to non-employee directors typically vest within a 12-month period.  On January 22, 2009, the Company issued 69,600 shares of restricted stock to replace the cash-based Supplemental Executive Retirement Plan agreements for three executives of the Company.  These grants vest on December 31 of each year with final vesting at the end of the month in which the executive reaches his retirement age of 60 years old.

Nonvested restricted stock for the six months ended June 30, 2009 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2009	99,557	$31.57
Granted	89,258	26.81
Vested	(25,109)	27.24
Forfeited	(2,698)	32.75
Nonvested at June 30, 2009	161,008	29.58

As of June 30, 2009, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 5.3 years as of June 30, 2009.  The total fair value of shares vested during the six months ended June 30, 2009 was $684,000.

Note 10 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2009, commitments to extend credit and standby letters of credit totaled $509.5 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Note 11 – Fair Value (continued)

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

Pooled trust preferred securities are Level 3 securities under FAS 157’s three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company has determined that (1) there are few observable transactions and market quotations available are not reliable for purposes in determining fair value at June 30, 2009, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Note 11 – Fair Value (continued)

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Government-sponsored enterprises debt	$11,723	$—	$11,723	$—
State and municipal obligations	18,116	—	18,116	—
Mortgage-backed securities	113,739	—	113,739	—
Trust preferred (collateralized debt obligations)	9,702	—	—	9,702
Corporate stocks	363	328	35	—
Total securities available for sale	$153,643	$328	$143,613	$9,702

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Government-sponsored enterprises debt	$28,672	$—	$28,672	$—
State and municipal obligations	10,558	—	10,558	—
Mortgage-backed securities	133,505	—	133,505	—
Trust preferred (collateralized debt obligations)	10,083	—	—	10,083
Corporate stocks	402	367	35	—
Total securities available for sale	$183,220	$367	$172,770	$10,083

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

Note 11 – Fair Value (continued)

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2009 are as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2009	$10,083	$—
Total realized and unrealized gains (losses) included in other comprehensive income	(360)	—
Purchases, issuances and settlements, net	(21)	—
Transfers in and/or out of level 3	—	—
Fair value, June 30, 2009	$9,702	$—

Total unrealized gains (losses) included in other comprehensive income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2009	$(6,745)	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,357	$—	$8,557	$2,800
OREO	9,165	—	9,165	—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,603	$—	$8,603	$—

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 11 – Fair Value (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying amount is a reasonable estimate of fair value.

Investment Securities – Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock (see discussion in MD&A - Other Investments) approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on the Company’s current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered by the Company for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities – The fair values disclosed for demand deposits (e.g., interest and non-interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase – The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

Other Borrowings – The fair value of other borrowings is estimated using discounted cash flow analysis on the Company’s current incremental borrowing rates for similar types of instruments.

Accrued Interest – The carrying amounts of accrued interest approximate fair value.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees – The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Note 11 – Fair Value (continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$157,092	$157,092	$49,465	$49,465
Investment securities	191,415	190,807	222,227	221,576
Loans, net and loans held for sale	2,203,731	2,217,020	2,300,293	2,308,660
Accrued interest receivable	10,005	10,005	11,133	11,133
Financial liabilities:
Deposits	2,180,366	2,180,366	2,153,274	2,153,509
Federal funds purchased and securities sold under agreements to repurchase	187,677	187,677	172,393	172,393
Other borrowings	144,430	148,974	177,477	177,486
Accrued interest payable	4,453	4,453	5,408	5,408
Unrecognized financial instruments:
Commitments to extend credit	500,789	503,809	544,307	546,287
Standby letters of credit and financial guarantees	8,700	8,700	9,805	9,805

Note 12 – Accumulated Other Comprehensive Loss

The components of other comprehensive loss and the related tax effects were as follows:

	June 30, 2009			June 30, 2008
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in pension liability for plan curtailment	$1,974	$(691)	$1,283	$—	$—	$—
Change in net unrealized gain (loss) on securities available for sale	2,229	(847)	1,382	(5,073)	1,928	(3,145)
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses	(2,482)	943	(1,539)	—	—	—
Less, reclassification adjustment of credit portion included net income	544	(206)	338	—	—	—
Net noncredit portion of other-than-temporary impairment losses	(1,938)	737	(1,201)	—	—	—
Other comprehensive loss	$2,265	$(801)	$1,464	$(5,073)	$1,928	$(3,145)

Note 12 – Accumulated Other Comprehensive Loss (continued)

The components of accumulated other comprehensive loss were as follows:

		Unrealized	Noncredit
		Losses on	Other-Than-
		Securities	Temporary
	Benefit	Available	Impairment
(Dollars in thousands)	Plans	for Sale	Losses	Total

Balance at December 31, 2008	$(6,864)	$(2,321)	$—	$(9,185)
Change in pension liability for plan curtailment	1,283	—	—	1,283
Change in net unrealized loss on securities available for sale	—	181	—	181
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	1,201	(1,201)	—
Balance at June 30, 2009	$(5,581)	$(939)	$(1,201)	$(7,721)

Note 13 – Common Stock Issuance

During the three months ended June 30, 2009, the Company commenced a public offering by selling 1.36 million shares of common stock, including an over-allotment option with the underwriters, at an offering price of $23.00 per share resulting in net proceeds to the Company of approximately $29.2 million.

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

At June 30, 2009, we had approximately $2.8 billion in assets and approximately 702 full-time equivalent employees.  Through our banking subsidiaries we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 as well as results for the six months ended June 30, 2009 and 2008, and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008 and June 30, 2008.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 12, “Insurance of Deposits” on Form 10-K for the year ended December 31, 2008);

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable (see disclosure under “Note 28 — Subsequent Events” on page F-53 on Form 10-K for the year ended December 31, 2008).  During the second quarter of 2009, we repurchased the preferred stock and common stock warrant from the U.S. Treasury (see “Note 6 — Participation in U.S. Treasury Capital Purchase Program” on Form 10-Q for the quarter ended June 30, 2009);

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

•                  The Legacy Loan Program is intended to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans and the ultimate scope of eligible assets is to be determined.  Additionally, the

Legacy Loan Program’s requirements and structure are subject to notice and comment rulemaking, and its implementation timeframe is uncertain.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  However, during the first six months of 2009, our stock price traded below book value, but always above tangible book value.  The lowest price during the first six months the stock traded was $16.53, and the stock price closed on June 30, 2009 at $23.69, above book value.  In the event our stock price was to trade below its book value, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2009, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Other-Than-Temporary Impairment (“OTTI”) – See Note 3 – Investment Securities - for more information

We evaluate securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

We reported net income available to common shareholders of $1.5 million, or $0.13 diluted earnings per share (“EPS”), during the second quarter of 2009 despite an accelerated deemed dividend on the repurchase of preferred shares, an increase in the provision for loan losses, a special FDIC assessment and continued costs associated with collection of loans and other real estate owned.  Our net income available to common shareholders was impacted by the repurchase of all 64,779 shares of preferred shares issued to the U.S. Treasury.  As a result, we recorded a $3.3 million accelerated deemed dividend on the preferred stock to account for the difference between the original purchase price for the preferred stock and its redemption price.  These factors caused net income available to common shareholders to decrease by 58.9% from the first quarter of 2009 and 75.2% from the comparable quarter in 2008.  During the second quarter of 2009, we paid the U.S. Treasury $1.4 million to repurchase the warrant to purchase 303,083 shares of our common stock.  We have repurchased all securities issued to the Treasury under the Capital Purchase Program.

Consolidated net income for the second quarter of 2009 was $5.4 million, a 12.4% decrease from the same quarter in 2008; however, a 19.2% increase from the first quarter of 2009.  An increase in the provision for loan losses during the second quarter of 2009 from the comparable quarter in 2008 was offset by an increase in our net interest income to $26.0 million as compared to $23.6 million in the comparable period of 2008.  Our net income was also positively affected by the increase in noninterest income which was almost entirely driven by mortgage banking income as mortgage rates declined.  While our net income was down on a year-over-year comparison, we were able to increase net income from the first quarter of 2009.

We believe our asset quality continues to be at manageable levels despite the increase of nonperforming assets as a percentage of total assets to 1.39% and net charge-offs as a percentage of average loans to 0.74% annualized for the three months ended June 30, 2009.  The allowance for loan losses increased to 1.45% of total loans at June 30, 2009 compared to 1.36% at December 31, 2008 and 1.28% at June 30, 2008.  Our allowance provides 1.08 times coverage of nonperforming loans at June 30, 2009.  During the second quarter of 2009, our other real estate owned (“OREO”) decreased by $400,000 from the end of the first quarter of 2009, but increased by $8.0 million from June 30, 2008.

Compared to the second quarter of 2008, our loan portfolio has decreased 0.5% to $2.2 billion driven by a reduction in construction and land development loans of $68.6 million and reduction in commercial and industrial loans of $35.2 million.  Loan growth has continued primarily in consumer owner occupied loans, home equity loans and commercial owner occupied loans to offset the reductions.  However, compared to the first quarter of 2009 we have experienced a 2.5% decline in the loan portfolio.  For the three months ended June 30, 2009, we originated approximately $270.5 million mortgage loans in the secondary market reflective of the low interest rate environment and an increase in refinancing activity by our customers.

Non-taxable equivalent net interest income for the quarter increased 10.4% and non-taxable equivalent net interest margin increased by 19 basis points to 4.03% from the most recent quarter of March 31, 2009 and increased by 26 basis points from the second quarter of 2008.  Our quarterly efficiency ratio decreased to 60.88% compared to 62.41% in the first quarter of 2009 and 62.27% for the second quarter of 2008.  This resulted from our reduction of overhead during the period.

The following key operating highlights for the second quarter of 2009 are outlined below:

•                  Consolidated net income decreased 12.4% to $5.4 million in the second quarter of 2009, as compared to $6.1 million in the second quarter of 2008.  Consolidated net income available to common shareholders decreased 75.2% to $1.5 million in the second quarter of 2009.  Consolidated net income is reduced by the preferred stock dividends and accretion on preferred stock discount to arrive at net income available to common shareholders.

•                  On May 20, 2009, we exited the TARP CPP by repurchasing all the shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, for an aggregate purchase price of approximately $64.8 million.  As a result, we recognized an approximately $3.3 million charge during the second quarter of 2009 in the form of an accelerated deemed dividend.

•                  Diluted EPS decreased to $0.13 for the second quarter of 2009 as compared to $0.60 for the comparable period in 2008.  EPS in the current period reflects an increase in common shares issued and outstanding due to a private placement transaction of 1,010,000 shares during the fourth quarter of 2008, an accelerated deemed dividend and cash dividends paid on preferred stock issued in the first quarter of 2009, and an increase in common shares issued and outstanding in a public offering transaction of 1,356,500 shares during the second quarter of 2009.

•                  The provision for loan losses as a percent of average loans reflects an increase due to an increase in nonperforming assets and an increase in net charge-offs during the second quarter ended June 30, 2009 compared to the year ended December 31, 2008.  The allowance for loan losses as a percent of total loans has increased to 1.45% as compared to 1.28% in the second quarter of 2008.  The rise in NPLs this quarter has lowered the coverage of NPLs by the allowance from 388.96% at June 30, 2008 to 108.33% at June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Figures and Ratios	2009	2008	2009	2008

Return on average assets (annualized)	0.77%	0.91%	0.70%	0.91%
Return on average equity (annualized)	2.30%	11.13%	4.09%	11.07%
Return on average tangible equity (annualized)*	3.24%	16.18%	5.69%	16.15%
Dividend payout ratio	42.65%	29.08%	47.75%	31.21%
Equity to assets ratio	9.97%	7.98%	9.97%	7.98%
Average shareholders’ equity (in thousands)	$298,849	$222,274	$298,668	$220,027

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

•                  For the three months ended June, 2009, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same quarter in 2008; however, compared to the first quarter of 2009, ROAA increased while ROAE and return on average tangible equity decreased.  The lower ROAE and return on average tangible equity were impacted by, among other things, from the accelerated deemed dividend on the preferred stock and the increased equity due to the common stock issuance in May 2009.

•                  Dividend payout ratio decreased to 42.65% for the three months ended June 30, 2009 compared with 54.24% for the three months ended March 31, 2009; however, the second quarter 2009 ratio increased from 29.08% for the three months ended June 30, 2008.

•                  Equity to assets ratio increased to 9.97% at June 30, 2009 compared with 8.85% at December 31, 2008 and 7.98% at June 30, 2008.  The increase reflects an additional 1.36 million shares of common stock issued during the second quarter of 2009.  The equity to assets ratio at the end of the first quarter of 2009 was 10.96% which reflected the issuance of preferred stock to the U.S. Treasury which had been repurchased by June 30, 2009.

•                  Average shareholders’ equity increased $76.6 million, or 34.5%, from second quarter ended June 30, 2008 driven by the issuance of common equity in the private placement transaction in the fourth quarter of 2008 and issuance of common equity in the public offering transaction in the second quarter of 2009.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Return on average tangible equity (non-GAAP)	3.24%	16.18%	5.69%	16.15%
Effect to adjust for tangible assets	-0.94%	-5.05%	-1.60%	-5.08%
Return on average equity (GAAP)	2.30%	11.13%	4.09%	11.07%

The return on average tangible equity is a non-GAAP financial measure and excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that this non-GAAP tangible measure provides additional useful information, particularly since this measure is widely used by industry analysts following companies with prior merger and acquisition activities. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.   Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the company’s results or financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent net interest margin increased from the second quarter of 2008 as a result of the Federal Reserve’s 175 basis point reduction of Fed funds rates from the second quarter of 2008 to the second quarter of 2009.  Non-taxable equivalent and taxable equivalent net margin expanded by 19 basis points and 20 basis points, respectively, from the first quarter ended March 31, 2009.  The margin expansion was mostly driven by a larger decrease in the average interest-bearing liabilities compared to the decrease in interest-bearing assets.  Non-taxable equivalent and taxable equivalent net margin expanded by 26 basis points from the second quarter ended June 30, 2008.  Margin expansion was driven by a 137 basis point drop in the average rate on certificates of deposits (“CDs”), the largest average balance of interest-bearing liabilities, compared to a 58 basis point drop in the average yield on total loans, the largest average balance of interest-earning assets, for the three months ended June 30, 2009 as compared to the same period in 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Non-TE net interest income	$26,019	$23,562	$51,017	$46,476
Non-TE yield on interest-earning assets	5.56%	6.16%	5.58%	6.39%
Non-TE rate on interest-bearing liabilities	1.82%	2.78%	1.95%	3.06%
Non-TE net interest margin	4.03%	3.77%	3.93%	3.76%
TE net interest margin	4.07%	3.81%	3.97%	3.80%

Non-taxable equivalent net interest income increased $2.5 million, or 10.4%, in the second quarter of 2009 compared to the same period in 2008.  Some key highlights are outlined below:

•                  Average earning assets increased 2.9% to $2.6 billion in the second quarter of 2009 compared to the same period last year due to an increase in the loan portfolio which increased average earning assets by $80.3 million for the second quarter of 2009.

•                  Non-taxable equivalent yield on interest-earning assets for the second quarter of 2009 decreased 60 basis points from the comparable period in 2008, and by 3 basis points compared to the first quarter of 2009.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the second quarter of 2009 decreased 96 basis points from the same period in 2008, and by 26 basis points compared to the first quarter of 2009.  This is a reflection of the impact of adjusting rates on all deposit accounts during the second half of 2008, given the dramatic reduction in interest rates by the Federal Reserve Board, and certificates of deposits re-pricing lower since the second quarter of 2008.

•                  Taxable equivalent net interest margin increased by 26 basis points to 4.07% for the second quarter of 2009, compared to 3.81% for the second quarter of 2008.  Compared to the first quarter of 2009, taxable equivalent net interest margin expanded by 20 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) were lower by $10.2 million at June 30, 2009 as compared to the same period in 2008.  The decrease was driven by reductions in construction and land development loans of $68.6 million, commercial and industrial loans of $35.2 million, consumer non real estate loans of $27.2 million and other loans of $33.0 million.  Offsetting the loan reductions has been loan growth in consumer owner occupied loans of $15.2 million, home equity loans $40.1 million, commercial owner occupied loans of $75.5 million and commercial non-owner occupied of $13.6 million.  Total loans, decreased 0.5% from the balance at June 30, 2008; however, the balance declined an annualized 9.9% from the balance at March 31, 2009.

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2009	Total	2008	Total	2008	Total
Commercial real estate:
Construction and land development	$489,730	21.8%	$535,638	23.1%	$558,375	24.9%
Commercial non-owner occupied	318,909	14.3%	330,792	14.3%	305,307	13.6%
Total commercial real estate	808,639	36.2%	866,430	37.4%	863,682	38.4%
Consumer real estate:
Consumer owner occupied	289,423	12.9%	293,521	12.7%	274,206	12.2%
Home equity loans	239,250	10.7%	222,025	9.6%	199,191	8.9%
Total consumer real estate	528,673	23.6%	515,546	22.3%	473,397	21.1%
Total real estate	1,337,312	59.8%	1,381,976	59.7%	1,337,079	59.5%
Commercial owner occupied real estate	456,973	20.4%	423,345	18.3%	381,488	17.0%
Commercial and industrial	214,384	9.6%	251,929	10.9%	249,593	11.1%
Other income producing property	136,098	6.1%	141,516	6.1%	126,625	5.6%
Consumer non real estate	79,386	3.6%	95,098	4.1%	106,580	4.7%
Other	12,009	0.5%	22,212	1.0%	44,988	2.0%
Total loans (net of unearned income)	$2,236,162	100.0%	$2,316,076	100.0%	$2,246,353	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets and commercial real estate loans represented approximately 36.2% of our total loans as of June 30, 2009, a decrease from 38.4% of our total loans at the end of the same period for 2008.  At June 30, 2009, construction and land development loans represented 21.9% of our total loan portfolio, a decrease from 24.9% of our total loan portfolio at June 30, 2008.  Construction and land development loans were comprised of $257.5 million in land and lot loans and $232.2 million in construction loans, which represented 11.5% and 10.4%, respectively, of our total loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Average total loans	$2,268,292	$2,188,036	$2,287,699	$2,154,925
Interest income on total loans	32,849	34,737	66,030	71,122
Non-TE yield	5.81%	6.39%	5.82%	6.64%

Interest earned on loans decreased 5.4% in the second quarter of 2009 compared to the second quarter of 2008.  Some key highlights for the quarter ended June 30, 2009 are outlined below:

•                  Our non-taxable equivalent yield on total loans decreased 58 basis points during the second quarter of 2009 while average total loans increased 3.7%, as compared to the second quarter of 2008.  The increase in volume of loans at lower current market rates combined with variable rate loan resets resulted in the average yield on loans falling from the same period one year ago.

•                  Construction and land development loans decreased $68.6 million, or 12.3%, to $489.7 million from the ending balance at June 30, 2008.

•                  Consumer real estate loans increased $55.3 million, or 11.7%, to $528.7 million from the ending balance at June 30, 2008.  Most of the increase resulted from a $40.1 million, or 20.1%, increase in home equity loans (“HELOCs”) from the balance at June 30, 2008.

•                  Commercial owner occupied loans increased $75.5 million, or 19.8%, to $457.0 million from the ending balance at June 30, 2008.

•                  Commercial and industrial loans decreased $35.2 million, or 14.1%, to $214.4 million from the ending balance at June 30, 2008.

•                  Consumer non real estate loans decreased $27.2 million, or 25.5%, from the ending balance at June 30, 2008.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $340.8 million which has helped keep our non-TE yield up even as interest rates have declined since June 30, 2008.

The balance of mortgage loans held for sale increased $38.1 million from December 31, 2008 to $53.9 million at June 30, 2009, which was more than 2.83 times the balance of mortgage loans held for sale at June 30, 2008 of $19.0 million. This increase reflects the low interest rate environment within the mortgage banking industry and the increase in refinancing activity by consumers.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2009, the composition of the portfolio changed somewhat from the composition at June 30, 2008.  We eliminated all holdings of Freddie Mac preferred stock prior to the end of 2008.  Also, we placed some increased emphasis on municipal securities and somewhat less on government-sponsored enterprise securities during this period in order to take advantage of relatively attractive yields in the tax-exempt sector.  During the second quarter of 2009, we continued to slightly lengthen the average life of the portfolio to lock in these relatively attractive yields resulting from wide yield spreads to the Treasury yield curve.  At June 30, 2009, investment securities totaled $191.4 million, compared to $222.2 million at December 31, 2008 and $256.4 million at June 30, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Average investment securities	$199,293	$247,759	$206,531	$253,035
Interest income on investment securities	2,375	3,189	4,980	6,517
Non-TE yield	4.78%	5.18%	4.88%	5.18%

Interest earned on investment securities decreased 25.5% in the second quarter of 2009 compared to the second quarter of 2008.  The decrease resulted primarily from a 12 basis point decrease on the yield on taxable investment securities and a 20.5% decrease in balances of average taxable investment securities.

Our holdings in state and municipal obligations, trust preferred (collateralized debt obligations), and corporate stocks at June 30, 2009 had fair market values that were, on a net basis, below their book values.  Our holdings of government-sponsored enterprise debt and mortgage-backed securities at June 30, 2009 had fair market values that, on a net basis, exceeded their book values.  During the second quarter of 2009, we recognized an OTTI for the portion of the impairment related to credit losses on two securities in the trust preferred (collateralized debt obligations) category (see Note 3 — Investment Securities).  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2009:

			Other	Other-Than-
	Book	Fair	Comprehensive	Temporary			BB or
(Dollars in thousands)	Value	Value	Income	Impairment	AAA - A	BBB	Lower	Not Rated
June 30, 2009:
Government-sponsored enterprises debt	$11,477	$11,723	$245	$—	$11,477	$—	$—	$—
State and municipal obligations	41,502	39,864	(1,638)	—	39,110	1,590	—	802
Mortgage-backed securities *	109,736	113,739	4,004	—	—	—	—	—
Trust preferred (collateralized debt obligations)	16,447	9,702	(6,745)	(544)	2,725	—	13,722	—
Corporate stocks	369	363	(6)	—	—	—	—	369
	$179,531	$175,391	$(4,140)	$(544)	$53,312	$1,590	$13,722	$1,136

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored entity (“GSE”) as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.

At June 30, 2009, we had forty-nine securities available for sale in an unrealized loss position, which totaled $8.0 million.  The majority of the unrealized loss position is comprised of our pooled trust preferred securities that continued to be highly impacted by the disruption in the banking industry and by the current collapse of liquidity and trading in the market for these types of securities.  The state and municipal obligations positions largely reflect the substantial widening of spreads (over the U.S. Treasury yield curve) that this market segment experienced during the first six months.

During the second quarter of 2009 as compared to the fourth quarter of 2008, the total number of securities with an unrealized loss position increased by five securities.  The number of pooled trust preferred securities in an unrealized loss position remains at 8 securities all in the twelve months or more category.  An unrealized loss position on pooled trust preferred securities totaling $6.7 million comprised the majority of the total unrealized losses on securities available for sale at June 30, 2009.  Accordingly, the majority of our unrealized losses as of June 30, 2009 result from changes in the current value of the pooled trust preferred securities due primarily to the demise of an active market for these securities, resulting in greatly inflated spreads to U.S. Treasury securities.

As of June 30, 2009, management had determined based on its analysis of available evidence and an assessment of  expected future cash flows that there had been an adverse change on two pooled trust preferred securities (PreTSL X B-1 and PreTSL X B-3).  During the second quarter of 2009, we recognized, in accordance with FSP No. FAS 115-2 and FAS 124-2, a pre-tax $544,000 OTTI for the portion of the impairment related to credit losses on these two pooled trust preferred securities.  The unrealized losses related to factors other than credit for these securities were recognized in other comprehensive income in the amount of $1.2 million after-tax, or a before tax amount of $1.9 million.  As of June 30, 2009, management determined that there had not been an adverse change in the discounted present value of expected cash flows from the other six pooled trust preferred securities since the last valuation date.

All other securities available for sale, excluding the two pooled trust preferred securities, in an unrealized loss position as of June 30, 2009 continue to perform as scheduled.  We have the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers; therefore, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Average interest-bearing liabilities	$2,173,910	$2,158,405	$2,203,984	$2,138,516
Interest expense	9,838	14,927	21,288	32,547
Average rate	1.82%	2.78%	1.95%	3.06%

The average balance of interest-bearing liabilities slightly increased compared to the second quarter of 2008.  We have actively managed deposit pricing and funding sources over the past 12 months as interest rates have decreased.  The decrease was largely driven by a decline in the average rates on CDs and other time deposits, transaction and money market balances, and federal funds purchased and securities sold under agreements to repurchase.  Overall, we experienced a 96 basis point decrease in the average rate on all interest-bearing liabilities with decreases in every category.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended June 30, 2009 grew 7.7% from the same period in 2008.

•                  Interest-bearing deposits grew 7.1% to $1.9 billion at June 30, 2009 from the period end balance at June 30, 2008 and increased $22.0 million, or 4.8% annualized, from the balance at March 31, 2009.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2009 decreased 43 basis points from the comparable period in 2008, which caused interest expense to decrease by $502,000 for the second quarter of 2009.

•                  Average certificates and other time deposits increased 5.5%, up $53.7 million from the average balance in the second quarter of 2008.  Although the average balance increased, a 137 basis point decrease in the interest rate drove a $2.9 million decrease in interest expense for the three months ended June 30, 2009.

•                  Average federal funds purchased and securities sold under agreements to repurchase decreased 31.7%, down $91.7 million from the average balance in the second quarter of 2008.  The Federal Reserve lowered the federal funds rate from 2.00% at June 30, 2008 to a historical low between zero and 0.25%.  The average rate for the three months ended June 30, 2009 decreased 164 basis points from the comparable period in 2008, which caused interest expense to decrease by $1.2 million.

•                  A decline in interest rates allowed for a $5.1 million, or 34.1%, reduction in interest expense on average interest-bearing liabilities for the three months ended June 30, 2009 from the comparable period in 2008.  Total average interest-bearing liabilities increased $15.5 million for the second quarter of 2009.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased 2.3% to $321.0 million in the second quarter of 2009 compared to $313.9 million at June 30, 2008.  From the fourth quarter of 2008, average noninterest-bearing deposits grew $4.1 million, or 1.3%.

Provision for Loan Losses and Nonperforming Assets

We have established an allowance for loan losses (“ALLL”) through a provision for loan losses charged to expense.  The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  We assess the adequacy of the ALLL by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans.  Based on this analysis, management and the board of directors consider the current allowance to be adequate.

Nevertheless, our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Actual losses may vary from our estimates, and there is a possibility that charge-offs in future periods could exceed the ALLL as estimated at any point in time.

In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiaries’ allowance for loan losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$32,094	$27,335	$31,525	$26,570
Loans charged-off	(4,525)	(1,153)	(9,518)	(1,884)
Recoveries	341	246	860	497
Net charge-offs	(4,184)	(907)	(8,658)	(1,387)
Provision for loan losses	4,521	2,332	9,564	3,577
Balance at end of period	$32,431	$28,760	$32,431	$28,760

Total loans:
At period end	$2,236,162	$2,246,353	$2,236,162	$2,246,353
Average	2,268,292	2,188,036	2,287,699	2,154,925
As a percentage of average loans (annualized):
Net charge-offs	0.74%	0.17%	0.76%	0.13%
Provision for loan losses	0.80%	0.43%	0.84%	0.33%
Allowance as a percentage of period end loans	1.45%	1.28%	1.45%	1.28%
Allowance as a percentage of period end non-performing loans (“NPLs”)	108.33%	388.96%	108.33%	388.96%

The provision for loan losses as a percent of average loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the second quarter of 2009 compared to the same quarter in 2008.  Fifty-six percent of the charge-off amount for the second quarter of 2009 is comprised of 10 loans ranging from approximately $109,000 to $637,000.  Of the total net charge-offs during the quarter, 38% or $1.6 million were in construction and land development loans, 18% or $735,000 were in commercial non-owner occupied loans, 16% or $681,000 were in commercial and industrial loans, and 13% or $548,000 were in consumer owner occupied (including home equity loans).  This compares to the first quarter of 2009 where 49% or $2.2 million of net charge-offs were in construction and land development, 18% or $821,000 were in commercial and industrial loans, 8% or $345,000 were in commercial non-owner occupied loans, and 12% or $634,000 were in consumer owner occupied (including home equity loans).   We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast during 2009.  With the significant rise in NPLs during the quarter, the ratio of the allowance to cover these loans decreased from 389% at June 30, 2008 to 108% at June 30, 2009.

We increased the ALLL compared to the second quarter of 2008 due to the increase in risk within the overall loan portfolio both on a general basis and a specific basis.  On a general basis, we consider three-year historical loss rates, economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and/or adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three-year historical loss rate on an overall basis increased from June 30, 2008 due to the increase in loan losses we experienced in the second quarter of 2009.  This resulted in the need for a higher ALLL, given the rise in losses throughout the portfolio.  The loan losses experienced in the first half of 2009 remain at elevated levels which increases these factors in determining the general ALLL.

Economic risk increased during 2009 as compared to 2008 due to rise in unemployment, rise in foreclosures, and the decline in home sales within our markets.  These trends have continued into 2009, both in the first and second quarter of 2009.

Model risk has remained constant during 2008 and thus far into 2009.  This risk comes from the fact that our ALLL model is not all inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has not yet had any significant changes or evidence from independent credit review which would warrant a change in this risk factor, therefore, this component of our model did not significantly impact the provision for loan losses in 2008 and thus far in 2009.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has slightly decreased during 2009, due primarily to the decrease in loan outstandings, reduced loan concentrations and reduced exposure outside our deposit footprint.

On a specific basis, the allowance for loan losses increased by $2.1 million from June 30, 2008.  Specific reserves have increased by approximately $243,000 since December 31, 2008.

In terms of the conditions and how the allowance has changed since December 31, 2008 through the first half of 2009, the provision for loan losses remains elevated due to the continued higher level of net charge offs, rising unemployment, weak real estate markets and the recessionary pressure within our markets.  Offsetting this partially, is the fact that we have experienced no net loan growth since the beginning of 2009, reduced the exposure outside of our depository footprint, and reduced our loan concentrations.  Past due loans have leveled off at this point and are slightly lower than March 31, 2009.

During the first six months ending June 30, 2009, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy.  The table below summarizes our NPAs.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2008	2008

Nonaccrual loans	$29,379	$20,730	$14,624	$11,564	$6,897
Accruing loans past due 90 days or more	559	614	293	796	497
Total nonperforming loans	29,938	21,344	14,917	12,360	7,394
Other real estate owned (“OREO”) (1)	9,165	9,563	6,126	2,508	1,140
Other nonperforming assets (2)	—	40	84	172	181
Total nonperforming assets	$39,103	$30,947	$21,127	$15,040	$8,715

Restructured loan not included in the categories above	$1,951	$—	$—	$—	$—

Total NPAs as a percentage of total loans and repossessed assets (3)	1.74%	1.34%	0.91%	0.66%	0.39%
Total NPAs as a percentage of total assets	1.39%	1.09%	0.76%	0.54%	0.31%
Total NPLs as a percentage of total loans (3)	1.34%	0.93%	0.64%	0.54%	0.33%

(1) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(2) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(3) Loan data excludes mortgage loans held for sale.

The restructured loan referenced above was modified in order to minimize the risk of loss to the Company.  This restructuring was accomplished by providing the borrower with an interest rate below market over the remaining term of the loan.  This loan was performing at the time of restructuring and continues to perform under the restructured terms.

Two loans originated in October of 2007 drove the increase in nonaccrual loans from the end of 2008 to March 31, 2009.  These loans became non-performing in January and March 2009, respectively.  The underlying collateral for one of these loans is commercial lots located in North Carolina, and the other loan is supported by residential lots on the coast of South Carolina.  The most recent appraisals for these two loans were in October of 2008 and in March of 2009.

Through June 30, 2009, these two “loans” (assets) are at different stages of resolution.  One loan remains on non-accrual status with specific reserves totaling $421,000, and with a total loan balance of $3.4 million.  One “loan” was moved to OREO, with an original loan balance of $1.8 million.  A charge-off was recorded on this asset for $382,000, and remains in OREO at $1.4 million as of June 30, 2009.

Nonaccrual loans increased by approximately $8.6 million from March 31, 2009, which is primarily the result of five commercial real estate loans.  One of these loans was originated in 2005, two were originated in 2006 and two were originated in 2007.  Three of the loans moved to nonaccrual status in May 2009 and two in June of 2009.  Two of these loans currently have specific reserves totaling $853,000 due to the shortfall in the collateral value.  The underlying collateral for each of these loans is real estate (one is secured by commercial lots, one is secured by residential lots, two are secured with a primary residence and two non-owner occupied commercial properties and one is commercial non-owner occupied property).  The most recent appraisals for each of these loans were completed in the second quarter of 2009, except for one which was completed in March of 2009.

At June 30, 2009, OREO increased by $3.0 million from December 31, 2008.  At June 30, 2009, OREO consisted of 30 properties with an average value of $306,000 up from $266,000 at December 31, 2008, and 23 properties.  We added 5 properties into OREO during the second quarter of 2009 at $2.7 million and sold 15 properties with a basis of $2.8 million.  Our OREO balance of $9.2 million, at June 30, 2009, is comprised of 30% in the Georgetown/Myrtle Beach region; 34% in the Beaufort (Hilton Head) region; 7% in the Greenville region and 13% in the Charlotte region.

Overall, we continue to believe that the loan portfolio remains manageable in terms of charge-offs and NPAs as a percentage of total loans.  Given the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans including in-house and independent review of larger transactions.  Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Silverton Bank Loan Participations

On Friday, May 1, 2009, Silverton Bank, N.A. (“Silverton”), in Atlanta, Georgia was closed by the Office of the Comptroller of the Currency (“OCC”) and subsequently the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  We had four loan participations acquired in bank acquisitions.  The original loan balance of these loan participations totaled $6.4 million.  As of March 31, 2009, we had charged-off $1.7 million on one loan participation and moved this asset to OREO at approximately $665,000; two of the loan participations were on non-accrual status at approximately $2.3 million, with one of these loan participations having a specific reserve of $458,000; and one loan participation was accruing with a balance of approximately $1.6 million.  Based on this activity, we had three remaining loan participations totaling approximately $4.0 million with a specific reserve of $458,000, and one parcel of OREO with a carrying value of $665,000.

During the second quarter of 2009, we moved the one loan participation which was accruing to non-accrual status, and partially charged-off two of the loan participations totaling approximately $1.0 million.  We also moved one of these loan participations into OREO at a carrying value of $577,000.  In addition, the specific reserve for one of the loan participations was increased to $566,000 from $458,000.  The balances of these assets (OREO and non-accrual loan participations) at June 30, 2009 resulted in $1.2 million being included in OREO, and $2.4 million being included in non-accrual loans.

These actions were done as a result of actions taken by the OCC and the FDIC relative to the assets of Silverton, and as we have learned more information about how these particular credits may be resolved in the coming months.

The valuation of the loan balances and OREO at June 30, 2009 on our balance sheet is based upon available recent appraisals of the related collateral (property), actions of the receiver of Silverton, the FDIC, and the continued monitoring of these situations.  The valuation of OREO is also reduced by the estimated cost to sell the asset.

We have no other exposure to the Silverton bank closure other than these already reflected on our balance sheet at June 30, 2009.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $20.0 million or 0.89% of total loans outstanding at June 30, 2009, compared to $9.6 million, or 0.43% of total loans outstanding at June 30, 2008.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Service charges on deposit accounts	$3,819	$4,032	$7,404	$7,837
Mortgage banking income	2,134	1,240	3,395	2,270
Bankcard services income	1,290	1,276	2,472	2,432
Trust and investment services income	671	681	1,362	1,377
Securities gains (losses), net	—	340	—	340
Total other-than-temporary impairment losses	(2,482)	—	(2,482)	—
Portion of impairment losses recognized in other comprehensive loss	1,938	—	1,938	—
Net impairment losses recognized in earnings	(544)	—	(544)	—
Other	391	558	803	1,376
Total noninterest income	$7,761	$8,127	$14,892	$15,632

Noninterest income decreased 4.5% in the second quarter of 2009 as compared to the same period in 2008.  The quarterly decrease in total noninterest income primarily resulted from the following:

•                  Service charges on deposit accounts decreased 5.3%, driven primarily by lower non-sufficient funds and return check charges.

•                  Mortgage banking income increased 72.1%, driven by an increase in service release premiums for the second quarter.  Mortgage rates have fallen influenced by the Federal Reserve’s agency bond and agency backed mortgage bond purchase program.  As a result, we have experienced increased production in secondary market mortgages compared to the first quarter of 2008.

•                  The decrease in noninterest income also resulted from an OTTI recorded on two pooled trust preferred securities of $544,000, (see additional detailed discussion of OTTI can be found in Note 3 — Investment Securities).

•                  Other noninterest income decreased 29.9%, primarily driven by a reduction in the cash surrender value of bank-owned life insurance.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Salaries and employee benefits	$9,517	$10,863	$20,036	$22,084
Net occupancy expense	1,559	1,494	3,142	2,992
Furniture and equipment	1,499	1,573	3,059	3,090
Information services expense	1,286	1,141	2,728	2,320
FDIC assessment and other regulatory charges	2,333	437	3,517	897
OREO expense and loan related	1,367	184	2,041	533
Advertising and marketing	571	1,092	1,221	2,011
Business development and staff related	449	493	890	1,113
Professional fees	557	507	991	1,041
Amortization of intangibles	132	145	263	289
Other	1,768	1,766	3,337	3,454
Total noninterest expense	$21,038	$19,695	$41,225	$39,824

Noninterest expense increased 6.8% in the second quarter of 2009 as compared to the same period in 2008.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Salaries and employee benefits expense decreased 12.4%, driven mainly by recording a $782,000 gain related to the curtailment of the defined pension plan and our decision to temporarily forgo paying incentive based bonus compensation to all employees during 2009 and the employer match contribution to all employees participating in our 401(k) plan.  Beginning July 1, 2009, the 15% discount for our employee stock purchase plan, which is expensed under share-based compensation accounting rules, will be reduced to 5% which will provide additional cost savings during the second half of 2009.

•                  FDIC assessment and other regulatory charges increased 433.9%, driven by the second quarter special assessment of $1.3 million and continued quarterly increases of the FDIC.  We anticipate our future quarterly insurance costs to be higher than in previous periods.

•                  OREO expense and loan related expense increased 642.9%, mostly driven by an $834,000 increase in valuation losses on OREO and a $207,000 increase in general OREO expense.  We believe that our OREO expense will continue to rise as the balance of OREO will probably continue to increase during 2009.

•                  Advertising and marketing expense decreased 47.7%, driven by lower advertising and public relations costs during the second quarter of 2009.

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at year end.  As of June 30, 2009, the investment in FHLB stock represented approximately $9.0 million, or 0.32% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity, or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity of outstanding advances held by the member institutions.  We have redeemed approximately $157,000 of our investment during 2009, at par value.

•                  We have reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support.

•                  The unrealized losses related to the securities owned by the FHLBanks are manageable given the capital levels of these organizations.

•                  All of the FHLBs are meeting their debt obligations.

•                  We have considered the fact that the FHLB did not make any dividend payments (distributions) in the fourth quarter of 2008 and will not make any dividend determinations until after the end of each quarter when quarterly results are known; however, this investment was not made for receipt of dividends or stock growth, but for the purpose and right to receive advances (funding).  Further, we deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.

For the reasons above, we have concluded that the investment in FHLB stock is not other than temporarily impaired as of June 30, 2009 and ultimate recoverability of the par value of this investment is probable.

Income Tax Expense

Our effective income tax rate decreased to 34.5% at June 30, 2009 compared to 35.3% at June 30, 2008.  The slightly lower effective tax rate in 2009 is reflective of changes in various permanent differences, and a decrease in the effective rate projected for fiscal year 2009 compared to 2008.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends, and more recently raising additional common equity in the capital markets.  As of June 30, 2009, shareholders’ equity was $279.8 million, an increase of $34.8 million, or 14.2%, from $244.9 million at December 31, 2008.  The increase reflects the issuance of 1,356,500 shares of common stock in a public offering during the second quarter of 2009 raising approximately $29.2 million in proceeds.  Excluding the common stock issuance, shareholders’ equity increased $5.6 million, or 2.3%, from December 31, 2008.  As of March 31, 2009, shareholders’ equity was $311.2 million which included 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, which was repurchased from the Treasury during the second quarter of 2009.  Shareholders’ equity has increased 26.3%, or $58.3 million, from June 30, 2008.  The quarter-to-quarter comparison reflects the issuance of net proceeds of $26.8 million, or 1,010,000 common shares, in equity to certain accredited investors in a private placement transaction in the fourth quarter of 2008 and public offering of common stock in the second quarter of 2009.  Excluding common stock issuances, shareholders’ equity increased 1.0%, or $2.3 million, from June 30, 2008.  Our equity-to-assets ratio increased to 9.9% at June 30, 2009 from 7.9% at the end of the comparable period of 2008.

During the second quarter of 2009, we recognized a change in pension liability for plan curtailment in other comprehensive income which increased our shareholders’ equity in the amount of $1.3 million.  This was a result of management’s decision to freeze the pension benefits effective July 1, 2009 in order to lower overhead.

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

	June 30,	December 31,	June 30,
Capital Adequacy Ratios	2009	2008	2008

Tier 1 risk-based capital	12.01%	10.42%	9.41%
Total risk-based capital	13.93%	12.34%	10.66%
Tier 1 leverage	9.63%	8.54%	7.66%

Compared to December 31, 2008, our Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios have increased primarily because of the public offering to raise common equity in the second quarter of 2009.  Our capital ratios are currently in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

After evaluating our capital position and discussions with our primary regulators, we have redeemed all of our shares of Series T Preferred Stock, which was issued to the Treasury as part of the Treasury’s Capital Purchase Program. This redemption of our Series T Preferred Stock was made with our currently available cash resources. In addition, we purchased the warrant issued to the Treasury in connection with the Capital Purchase Program transaction.

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

Our liabilities provide liquidity on a day-to-day basis.  Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.  We engage in routine activities to retain deposits intended to enhance our liquidity position.  These routine activities include various measures, such as the following:

•                  Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our bank,

•                  Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our bank’s asset/liability management and net interest margin requirements, and

•                  Continually working to identify and introduce new products that will attract customers or enhance our bank’s appeal as a primary provider of financial services.

Several factors contributed to the increase in our liquidity position at June 30, 2009 from our position at December 31, 2008.  In the first six months of 2009, our loan portfolio has declined by approximately $80.0 million, or about 3.5%.  We also have allowed a decline in our investment securities portfolio primarily through not replacing prepayments, calls and maturities of securities during the first six months of the year.  This has provided approximately $30.8 million in additional liquidity.  In addition, over the last two months of the second quarter of 2009, we increased our correspondent relationships with a select group of smaller financial institutions and thereby have significantly increased our liquidity and funding sources.

In the first six months of 2009, both deposits and non-deposit sources of funding were similar to the balances at December 31, 2008.  We reduced brokered deposits from $110.0 million at December 31, 2008 to $10.0 million, and the difference was largely made up by the loan portfolio run-off and decline in our investment securities portfolio.  Compared to the second quarter of 2008, we increased deposits and decreased non-deposit sources of funding, especially federal funds purchased and securities sold under agreements to repurchase.  To the extent that we do employ such non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our banks’ desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, the banks’ federal funds sold position, if any, serves as the primary source of immediate liquidity.  At June 30, 2009, our bank had total federal funds credit lines of $360.0 million with no advances.  If additional liquidity were needed, the banks would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2009, our bank had $111.0 million credit available at the Federal Reserve Bank’s discount window, but had no advances as of the end of the second quarter of 2009.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  At June 30, 2009, our bank had a total FHLB credit facility of $156.6 million with total advances of $107.1 million.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2009, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $76.7 million at June 30, 2009. Based on these criteria, we had three such credit concentrations at June 30, 2009, including $290.5 million of loans to borrowers engaged in other activities related to real estate, $86.8 million of loans to religious organizations and $79.4 million of loans to lessors of nonresidential buildings.

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

•                  Terrorist activities risk that result in loss of consumer confidence and economic disruptions; and

•                  Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2009 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	—		$—	—	147,872
May 1 - May 31	—		—	—	147,872
June 1 - June 30	204	*	31.50	—	147,872

Total	204			—	147,872

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of SCBT Financial Corporation held on April 28, 2009, the following proposals were submitted to a vote of the holders of SCBT Financial Corporation’s common stock voting as indicated:

1) Approval of a proposal to elect the following individuals as directors of SCBT Financial Corporation:

Nominees for Director	Votes For	Votes Withheld

Dalton B. Floyd, Jr.	7,079,498	1,651,044
M. Oswald Fogle	8,569,805	160,737
Dwight W. Frierson	8,563,485	167,057
Thomas E. Suggs	7,025,077	1,705,465

See “Certain Relationships and Related Transactions” related to Dalton B. Floyd, Jr. and Thomas E. Suggs on page 41 of the Company’s definitive  proxy Statement filed in connection with its 2009 Annual Meeting of Shareholders.

The following individuals continue to serve as directors until our Annual Shareholders’ Meeting in the year indicated:

Directors Whose Terms Will Expire in 2012

Dalton B. Floyd, Jr.
M. Oswald Fogle
Dwight W. Frierson
Thomas E. Suggs

Directors Whose Terms Will Expire in 2011

Luther J. Battiste, III
Robert R. Hill, Jr.
Ralph W. Norman
Alton C. Phillips
Susie H. VanHuss

Directors Whose Terms Will Expire in 2010

Jimmy E. Addison
Robert R. Horger
Harry M. Mims, Jr.
James W. Roquemore
John W. Williamson, III

2) Approval to ratify the appointment of Dixon Hughes PLLC as SCBT Financial Corporation’s auditors for 2009:

	Votes	% of Shares Outstanding

Voting For	8,510,403	75.17%
Voting Against	21,822	0.19%
Abstain From Voting	198,317	1.75%
Total	8,730,542	77.11%

3) Approval of the compensation of SCBT Financial Corporation’s named executive officers as determined by the Compensation Committee and the Board of Directors (this was a non-binding, advisory vote).

	Votes	% of Shares Outstanding

Voting For	8,183,728	72.28%
Voting Against	358,461	3.17%
Abstain From Voting	188,353	1.66%
Total	8,730,542	77.11%

There were no broker non-votes with respect to the above proposals.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 10.1	Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009)

Exhibit 10.2

Repurchase Letter Agreement, dated May 20, 2009, between SCBT Financial Corporation and the United States Department of the Treasury (incorporated by reference in Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2009)

Exhibit 10.3

Warrant Repurchase Agreement, dated June 24, 2009, between SCBT Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2009)

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2009	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 10, 2009	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and
Chief Financial Officer

Date: August 10, 2009	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009)

Exhibit 10.2

Repurchase Letter Agreement, dated May 20, 2009, between SCBT Financial Corporation and the United States Department of the Treasury (incorporated by reference in Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2009)

Exhibit 10.3

Warrant Repurchase Agreement, dated June 24, 2009, between SCBT Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2009)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	Section 1350 Certification of Principal Financial Officer