Form 10-Q
period 2009-09-30
SCBT FINANCIAL CORP
filed 2009-11-09
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2009
Common Stock, $2.50 par value	12,724,936

SCBT Financial Corporation and Subsidiaries

September 30, 2009 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$56,400	$47,024	$56,813
Interest-bearing deposits with banks	174	1,441	357
Federal funds sold and securities purchased under agreements to resell	118,791	1,000	22,500
Money market mutual funds	50	—	—
Total cash and cash equivalents	175,415	49,465	79,670
Investment securities:
Securities held to maturity (fair value of $22,029, $23,577 and $23,547, respectively)	21,540	24,228	24,560
Securities available for sale, at fair value	175,272	183,220	198,899
Other investments	15,416	14,779	15,502
Total investment securities	212,228	222,227	238,961
Loans held for sale	20,077	15,742	11,419
Loans	2,209,403	2,316,076	2,279,726
Less allowance for loan losses	(34,297)	(31,525)	(29,199)
Loans, net	2,175,106	2,284,551	2,250,527
Premises and equipment, net	72,523	66,392	64,056
Goodwill	62,888	62,888	62,888
Other assets	58,447	65,445	59,224
Total assets	$2,776,684	$2,766,710	$2,766,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$335,565	$303,689	$313,700
Interest-bearing	1,791,554	1,849,585	1,825,027
Total deposits	2,127,119	2,153,274	2,138,727
Federal funds purchased and securities sold under agreements to repurchase	211,606	172,393	224,328
Other borrowings	144,048	177,477	172,738
Other liabilities	12,128	18,638	11,365
Total liabilities	2,494,901	2,521,782	2,547,158
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 12,712,476, 11,250,603 and 10,225,776 shares issued and outstanding	31,781	28,127	25,564
Surplus	195,660	166,815	141,911
Retained earnings	60,561	59,171	57,534
Accumulated other comprehensive loss	(6,219)	(9,185)	(5,422)
Total shareholders’ equity	281,783	244,928	219,587
Total liabilities and shareholders’ equity	$2,776,684	$2,766,710	$2,766,745

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$32,598	$35,727	$99,688	$107,528
Investment securities:
Taxable	1,991	2,760	6,505	8,356
Tax-exempt	243	291	709	1,212
Federal funds sold and securities purchased under agreements to resell	183	177	349	835
Money market funds	3	—	68	—
Deposits with banks	2	3	6	50
Total interest income	35,020	38,958	107,325	117,981
Interest expense:
Deposits	7,070	11,231	24,999	36,527
Federal funds purchased and securities sold under agreements to repurchase	138	1,392	381	5,069
Other borrowings	1,431	1,678	4,547	5,252
Total interest expense	8,639	14,301	29,927	46,848
Net interest income	26,381	24,657	77,398	71,133
Provision for loan losses	6,990	2,785	16,554	6,362
Net interest income after provision for loan losses	19,391	21,872	60,844	64,771
Noninterest income:
Service charges on deposit accounts	4,089	4,157	11,493	11,994
Mortgage banking income	1,451	507	4,846	2,777
Bankcard services income	1,278	1,247	3,750	3,679
Trust and investment services income	588	725	1,950	2,102
Securities gains	82	—	82	340
Total other-than-temporary impairment losses	(5,252)	(9,760)	(7,734)	(9,760)
Portion of impairment losses recognized in other comprehensive loss	3,048	—	4,986	—
Net impairment losses recognized in earnings	(2,204)	(9,760)	(2,748)	(9,760)
Other	307	431	1,110	1,807
Total noninterest income	5,591	(2,693)	20,483	12,939
Noninterest expense:
Salaries and employee benefits	10,649	10,164	30,685	32,248
Net occupancy expense	1,582	1,528	4,724	4,520
Furniture and equipment expense	1,507	1,577	4,566	4,667
Information services expense	1,381	1,249	4,109	3,569
FDIC assessment and other regulatory charges	956	457	4,473	1,354
OREO expense and loan related	2,497	360	4,538	892
Advertising and marketing	579	771	1,800	2,782
Professional fees	376	597	1,367	1,638
Amortization of intangibles	131	144	394	433
Other	2,139	2,249	6,366	6,817
Total noninterest expense	21,797	19,096	63,022	58,920
Earnings:
Income before provision for income taxes	3,185	83	18,305	18,790
Provision (benefit) for income taxes	1,014	(41)	6,229	6,554
Net income	2,171	124	12,076	12,236
Preferred stock dividends	—	—	1,115	—
Accretion on preferred stock discount	—	—	3,559	—
Net income available to common shareholders	$2,171	$124	$7,402	$12,236
Earnings per common share:
Basic	$0.17	$0.01	$0.62	$1.21
Diluted	$0.17	$0.01	$0.62	$1.19
Dividends per common share	$0.17	$0.17	$0.51	$0.51
Weighted-average common shares outstanding:
Basic	12,547	10,121	11,874	10,111
Diluted	12,605	10,274	11,922	10,252

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2009 and 2008

 (Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2007	—	$—	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	—	—	12,236	—	12,236
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(3,935)	(3,935)
Total comprehensive income								8,301
Cash dividends declared at $.51 per share	—	—	—	—	—	(5,201)	—	(5,201)
Stock options exercised	—	—	8,266	21	157	—	—	178
Employee stock purchases	—	—	12,960	32	297	—	—	329
Restricted stock awards	—	—	48,089	120	(120)	—	—	—
Common stock repurchased	—	—	(3,971)	(10)	(118)	—	—	(128)
Share-based compensation expense	—	—	—	—	1,043	—	—	1,043
Balance, September 30, 2008	—	$—	10,225,776	$25,564	$141,911	$57,534	$(5,422)	$219,587

Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	12,076	—	12,076
Change in pension liability for plan curtailment, net of tax	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	4,940	4,940
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of tax	—	—	—	—	—	—	(3,091)	(3,091)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(166)	(166)
Total comprehensive income								15,042
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.51 per share	—	—	—	—	—	(6,012)	—	(6,012)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Stock options exercised	—	—	9,702	24	123	—	—	147
Employee stock purchases	—	—	17,515	44	276	—	—	320
Restricted stock awards	—	—	89,402	224	(224)	—	—	—
Common stock repurchased	—	—	(11,246)	(29)	(296)	—	—	(325)
Share-based compensation expense	—	—	—	—	1,096	—	—	1,096
Common stock issued in public offering	—	—	1,356,500	3,391	25,858	—	—	29,249
Balance, September 30, 2009	—	$—	12,712,476	$31,781	$195,660	$60,561	$(6,219)	$281,783

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,076	$12,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,091	3,719
Provision for loan losses	16,554	6,362
Other-than-temporary impairment on securities	2,748	9,760
Gain on sale of securities	(82)	(340)
Share-based compensation expense	1,096	1,043
Loss on disposal of premises and equipment	103	23
Net accretion of investment securities	(117)	(205)
Net change in loans held for sale	(4,335)	5,932
Net change in miscellaneous assets and liabilities	167	(8,286)
Net cash provided by operating activities	33,301	30,244
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,410	2,020
Proceeds from maturities and calls of investment securities held to maturity	2,685	3,595
Proceeds from maturities and calls of investment securities available for sale	52,043	63,393
Proceeds from sales of other investment securities	451	1,329
Purchases of investment securities held to maturity	—	(6,679)
Purchases of investment securities available for sale	(46,068)	(56,810)
Purchases of other investment securities	(1,088)	(3,019)
Net decrease (increase) in customer loans	92,891	(200,410)
Purchases of premises and equipment	(5,358)	(11,945)
Proceeds from sale of premises and equipment	2	17
Net cash provided by (used in) investing activities	97,968	(208,509)
Cash flows from financing activities:
Net increase (decrease) in deposits	(26,155)	210,837
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	18,119	(75,839)
Proceeds from FHLB advances	—	185,400
Repayment of FHLB advances	(18,000)	(152,507)
Issuance of preferred stock and warrants, net of issuance costs	64,632	—
Repurchase of preferred stock and warrants	(66,179)	—
Common stock issuance	29,569	329
Common stock repurchased	(325)	(128)
Dividends paid on preferred stock	(1,115)	—
Dividends paid on common stock	(6,012)	(5,201)
Stock options exercised	147	178
Net cash provided by (used in) financing activities	(5,319)	163,069
Net increase in cash and cash equivalents	125,950	(15,196)
Cash and cash equivalents at beginning of period	49,465	95,333
Cash and cash equivalents at end of period	$175,415	$80,137

Supplemental Disclosures:
Cash paid for:
Interest	$32,303	$48,845
Income taxes	$5,455	$10,091

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Subsequent events have been evaluated through November 9, 2009, which is the date of financial statement issuance.

Note 2 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  FASB ASC 105-10, Generally Accepted Accounting Principles became applicable beginning in third quarter of 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

In May 2009, the FASB issued FASB Statement No. 165 found in ASC 855-10, Subsequent Events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted the provisions of ASC 855-10 during the period ended June 30, 2009 which did not impact its financial statements.  The Company evaluated all events or transactions that occurred after September 30, 2009, through November 9, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material subsequent events that required recognition in the Company’s disclosures to the September 30, 2009 financial statements.

Note 2 – Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued a FASB Staff Position (“FSP”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FASB ASC 820-10-65-4 in topic 820, Fair Value Measurements and Disclosures, includes the transition and open effective date information related to this FSP.  The guidance allows an entity to determine whether a market is not active for a financial asset, considered in relation to normal market activity for that asset, using a list of factors provided in the guidance to aid in making that assessment.  If, after evaluating the relevant factors, the evidence indicates the market is not active, the entity would determine whether a quoted price in that market is associated with a distressed transaction.  The determination of whether transactions are distressed should be based on the weight of the available evidence.  The guidance provides illustrative circumstances that could indicate that a transaction is not orderly (i.e., distressed).  More weight should be placed on transactions that are orderly and less weight placed on transactions that are not orderly.  The guidance requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).  The guidance is effective for periods ending after June 15, 2009 with early adoption permitted.  The Company had previously determined that transactions in the market for its pooled trust preferred securities were disorderly using guidance from ASC 820-10-35 to determining the fair value of a financial asset when the market for that asset is not active.  Therefore the adoption of ASC 820-10-65-4 did not have a material impact on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FASB ASC 320-10-65-1 in topic 320, Investments—Debt and Equity Securities, includes the transition and open effective date information related to this FSP.  The guidance will change (1) the method for determining whether an other-than-temporary impairment exists for debt securities and (2) the amount of an impairment charge to be recorded in earnings.  To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis.  This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery.  If the entity intends to sell the debt security or it is more-likely-than-not that the entity will be required to sell the debt security prior to recovering its cost basis, the security should be written down to fair value with the full charge recorded in earnings.  If the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case:  (1) where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings;  (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income.  The entity will be required to present on the face of the income statement both the total of any other-than-temporary impairment loss, and the noncredit portion recorded in other comprehensive income as an adjustment thereto.  The entity is required to provide enhanced disclosures, including its methodology and key inputs used for determining the amount of credit losses recorded in earnings.  On adoption, the noncredit portion of an other-than-temporary impairment previously recognized in retained earnings should be reclassified to other comprehensive income as a cumulative effect adjustment if the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the security prior to recovery.  The impairment model for equity securities is unaffected by this guidance.  The guidance is effective for periods ending after June 15, 2009 with early adoption permitted.  See Note 3 — Investment Securities for the effect of the adoption of this guidance.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FASB ASC 825-10-65-1 in topic 825, Financial Instruments, includes the transition and open effective date information related to this FSP.  The guidance will increase the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The guidance requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB ASC 825-10-50 as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The guidance is effective for periods ending after June 15, 2009 with early adoption permitted.  While the Company expanded its disclosure in accordance with the guidance, its adoption did not have a material impact on the Company’s results of operations.

Note 2 – Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FASB ASC 805-10-65-1 in topic 805, Business Combinations, includes the transition and open effective date information related to this FSP.  The guidance amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance.  Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer.  The guidance is effective for fiscal years beginning after December 15, 2008.  The Company will prospectively apply the guidance to all business combinations completed on or after January 1, 2009.  The Company has no business combinations currently scheduled.

In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FASB ASC 260-10-65-2 in topic 260, Earnings Per Share, includes the transition and open effective date information related to this FSP.  The guidance applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance is effective for financial statements issued in fiscal years beginning after December 15, 2008.  Adoption of this guidance did not have a significant impact on the Company’s EPS calculation and related disclosures.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FASB ASC 350-30-65-1 in topic 350, Intangibles—Goodwill and Other, includes the transition and open effective date information related to this FSP.  The guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Adoption of the guidance will be prospective on any future acquisitions by the Company.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157.  FASB ASC 820-10-65-1 in topic 820, Fair Value Measurements and Disclosures, includes the transition and open effective date information related to this FSP.  The guidance deferred the effective date of the disclosure requirement for nonfinancial assets and nonfinancial liabilities until the beginning the first quarter of 2009.  The Company has adopted the guidance (see Note 10 — Fair Value).

Note 3 – Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2009:
State and municipal obligations	$21,540	$513	$(24)	$22,029

December 31, 2008:
State and municipal obligations	$24,228	$84	$(735)	$23,577

Note 3 – Investment Securities (continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2009:
Government-sponsored enterprises debt *	$37,671	$301	$(38)	$37,934
State and municipal obligations	23,593	557	(380)	23,770
Mortgage-backed securities **	100,222	5,006	—	105,228
Trust preferred (collateralized debt obligations)	14,259	—	(6,305)	7,954
Corporate stocks	369	75	(58)	386
	$176,114	$5,939	$(6,781)	$175,272
December 31, 2008:
Government-sponsored enterprises debt *	$28,207	$465	$—	$28,672
State and municipal obligations	11,449	8	(899)	10,558
Mortgage-backed securities **	130,009	3,510	(14)	133,505
Trust preferred (collateralized debt obligations)	17,011	—	(6,928)	10,083
Corporate stocks	369	35	(2)	402
	$187,045	$4,018	$(7,843)	$183,220

* - Government-sponsored enterprises are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

** - Mortgage-backed securities are issued by government-sponsored enterprises.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2009:
Federal Reserve Bank stock	$5,132	$—	$—	$5,132
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$15,416	$—	$—	$15,416
December 31, 2008:
Federal Reserve Bank stock	$4,337	$—	$—	$4,337
Federal Home Loan Bank stock	9,110	—	—	9,110
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$14,779	$—	$—	$14,779

The Company has determined that the investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is not other than temporarily impaired as of September 30, 2009 and ultimate recoverability of the par value of these investments is probable.

Note 3 – Investment Securities (continued)

The amortized cost and fair value of investment securities at September 30, 2009 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$1,296	$1,308	$4,725	$4,804
Due after one year through five years	599	608	10,270	10,584
Due after five years through ten years	3,624	3,777	39,309	40,844
Due after ten years	16,021	16,336	121,810	119,040
	$21,540	$22,029	$176,114	$175,272

Information pertaining to the Company’s securities available for sale with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2009:
Securities Held to Maturity
State and municipal obligations	$24	$1,793	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$38	$8,095	$—	$—
State and municipal obligations	380	5,280	—	—
Mortgage-backed securities	—	—	—	—
Trust preferred (collateralized debt obligations)	450	2,274	5,855	5,680
Corporate stocks	—	—	58	194
	$868	$15,649	$5,913	$5,874

December 31, 2008:
Securities Held to Maturity
State and municipal obligations	$735	$17,944	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$—	$—	$—	$—
State and municipal obligations	899	10,014	—	—
Mortgage-backed securities	11	2,767	3	1,503
Trust preferred (collateralized debt obligations)	3,408	6,452	3,522	3,949
	$4,318	$19,233	$3,525	$5,452

Note 3 – Investment Securities (continued)

The following table presents a rollforward of the amount of credit losses on the Company’s investment securities recognized in earnings for the three and nine months ended September 30, 2009 for debt securities held and not intended to be sold:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2009
Balance at beginning of period	$544	$—
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized
PreTSL IX B-3	699	699
PreTSL X B-1	—	427
PreTSL X B-3	—	117
PreTSL XI B-1	39	39
PreTSL XIII B-2	50	50
PreTSL XVI C	575	575
Subtotal	1,363	1,907
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized
PreTSL X B-1	655	655
PreTSL X B-3	186	186
Subtotal	841	841
Balance at end of period	$2,748	$2,748

During the three months ended September 30, 2009, the Company evaluated its pooled trust preferred collateralized debt obligations (“TRUPs”) for Other-than-Temporary Impairment (“OTTI”).  As a result of this analysis, the Company recorded $2.2 million in credit-related OTTI charges in earnings.  This OTTI charge was taken on six of the eight TRUPs, and ranged from $39,000 to $699,000 per security.   In addition, the Company recognized $1.9 million, or $3.0 million on a pre-tax basis, for the non-credit impairment associated with the same six TRUPs in other comprehensive income (“OCI”) (equity).

During the three months ended June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI on debt securities not expected to be sold be recognized in OCI.  As a result of its analysis, the Company recorded $544,000 in credit-related OTTI charges in earnings during the three months ended June 30, 2009.  This OTTI charge in earnings was taken on two pooled TRUPs that are classified as available for sale securities.  In addition, the Company recognized $1.2 million, or $1.9 million on a pre-tax basis, for the non-credit impairment associated with the same two TRUPs in OCI (in equity).

On at least a quarterly basis, the Company reviews its investment portfolio for indications of impairment.  This review includes analyzing the length of time and the extent to which fair value has been lower than the cost, the financial condition and near-term prospects of the issuers, including any specific events which may influence the operations of the issuers.  The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of its investment strategy, its cash flow needs, liquidity position, capital adequacy and interest rate risk position.  Additionally, the risk of further OTTI charges may be influenced by additional bank failures, prolonged recession of the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide financial assistance to financial institutions.

The TRUPs represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB ASC 320, Investments—Debt and Equity Securities and are evaluated for OTTI using management’s best estimates of future cash flows.  If these estimated cash flows determine that it is probable an adverse change in the discounted present value of future cash flows has occurred, then an OTTI charge would be recognized in accordance with FASB ASC 320, Investments—Debt and Equity Securities.  There is risk that this continued collateral deterioration would result in the Company recording OTTI charges in the future.

Note 3 – Investment Securities (continued)

At September 30, 2009, the book value of the Company’s TRUPs totaled $14.3 million with an estimated fair value of $8.0 million.  One of these securities is a senior tranche (MMCaps I A) and the remaining seven securities are mezzanine tranches.  As of March 31, 2009, all of these securities were downgraded by both Moody’s and Fitch, except for the MMCaps I A security which is rated A3/AAA.  There have been no further changes in the securities ratings as of June 30, 2009 or as of September 30, 2009.

As of September 30, 2009, the following table provides detail of the Company’s pooled TRUPs, which all have been in an unrealized loss position greater than twelve months:

		Current Information for the Securities						Deferral / Default Statistics
							Receiving
							Principal /	Deferral /	Excess Subordination (4)
							Interest	Defaults		% of
		#					Contract-	% of Total		Current
(Dollars in		of	Book	Fair	Unrealized	Credit	ually at	Collateral		Performing
thousands)	Class	Issuers	Value	Value	Loss	Ratings (1)	9/30/09?	Balance (3)	Amount	Collateral

PreTSL IX B-3	Mezzanine	51	$2,283	$1,301	$(982)	Ca / CC	Yes / Yes	26.3%	$1,300	0.4%
PreTSL X B-1	Mezzanine	58	2,428	1,038	(1,390)	Ca / CC	Yes / No (2)	28.6%	$—	0.0%
PreTSL X B-3	Mezzanine	58	679	297	(382)	Ca / CC	Yes / No (2)	28.6%	$—	0.0%
PreTSL XI B-1	Mezzanine	67	2,961	1,444	(1,517)	Ca / CC	Yes / Yes	17.8%	$60,000	11.5%
PreTSL XIII B-2	Mezzanine	68	950	460	(490)	Ca / CC	Yes / Yes	17.0%	$44,500	10.3%
PreTSL XIV B-2	Mezzanine	63	1,800	930	(870)	Ca / CC	Yes / Yes	17.1%	$47,500	11.0%
PreTSL XVI C	Mezzanine	58	435	210	(225)	Ca / CC	Yes / No (2)	27.9%	$1,000	0.0%
MMCaps I A	Senior	29	2,723	2,274	(449)	A3 / AAA	Yes / Yes	9.2%	$81,004	32.6%
Total			$14,259	$7,954	$(6,305)

Notes to table above:

(1) Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate these securities).

(2) Interest on this security is currently not being paid in cash, but is being added (capitalized) to the bond balance, a process known as a payment in kind (“PIK”).  This is the result of a current, temporary interest shortfall being experienced due to the amount of deferrals/defaults within the given deal, and therefore, there is not enough interest available to pay the current interest on the given class of notes or breaching the principal coverage test of the class of notes immediately senior to the given class.  The Company has three TRUPs, PreTSL X B-1, X B-3, and XVI C, which are PIKing.

(3)  This ratio represents the amount of specific deferrals/defaults that are known or projected for the following quarter to the total amount of collateral for a given deal.  Fewer deferrals/defaults produce a lower ratio.

(4) “Excess subordination” amount is the additional defaults/deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a “break in yield.”  This amount assumes that all currently performing collateral continues to perform.  A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity.  The “percent of current performing collateral” is the ratio of the “excess subordination amount” to current performing collateral — a higher percent means there is more excess subordination to absorb additional defaults/deferrals, and the better our security is protected from loss.

When evaluating TRUPs for OTTI, the Company determines a credit related portion and a noncredit related portion.  The credit related portion is recognized in earnings and represents the net present value of the expected shortfall in future cash flows.  The noncredit related portion is recognized in other comprehensive income, and represents the difference between the book value and the fair value of the security less the amount of the credit related impairment.  A discounted cash flow analysis under FASB ASC 320, Investments—Debt and Equity Securities, provides the best estimate of credit related OTTI for these securities.  The determination of whether it is probable that an adverse change in estimated cash flows has occurred is evaluated by comparing the present value of the estimated cash flows previously projected (at June 30, 2009) with the present value of the projected remaining cash flows at September 30, 2009.  The Company considers this cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

Note 3 – Investment Securities (continued)

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying issuers and determination of the likelihood of defaults of the underlying collateral.  Below is a description of the process employed by the Company in reviewing these TRUPs:

I.      Review of Individual Issuers/Banks

Within each of the eight pooled trust preferred securities, the Company reviews each issuer (typically a bank or insurance company) individually.  This review includes obtaining quarterly financial information and monitoring news releases and pertinent information relative to those issuers on a daily basis.  The Company specifically reviews the financial ratios of asset quality (including Texas ratio analysis), capitalization, earnings trends, profitability, capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The information is compiled both on a specific issuer basis and on a pooled basis relative to each security.  The TR is calculated by taking nonperforming assets and loans, including past due 90 days or more, divided by tangible equity plus loan loss reserve.  Specifically, the Company accounts for defaults that have occurred, deferrals which have occurred, and then for deferrals/defaults for which we have specific information that indicates a deferral/default is likely to occur and create specific loss and recovery assumptions for each bank in these categories.  In addition, the Company stratifies the pooled information for the performing issuers based upon the TR to assess the “at risk” issuers within each security.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.  This review is used to provide a reasonableness and sensitivity analysis of the assumptions used to support the discounted cash flow analysis results described below in III.

II.    Break in Yield (“BIY”)/Stress Analysis

The Company has received analyses from outside analysts that are reviewed.  This data provides the Company with an indication of how much more in immediate deferrals/defaults are needed to trigger a BIY of the security.  A BIY means that the TRUPs would not be expected to collect all contractual cash flows (principal and interest) by maturity.  This BIY analysis does not project any future defaults; rather, it solves for the amount of deferrals that would trigger a BIY if the deferrals occurred at the next payment date.   This stress analysis is used as an indicator which allows the Company to make reasonable judgments regarding the likelihood of the existence of OTTI at any reporting date.  “Excess subordination” is considered by the Company to be the amount of immediate additional defaults/deferrals necessary to deplete the entire credit enhancement beneath our tranche within each pool to the point that results in a BIY.  A declining ratio of excess subordination to performing collateral is an indicator of the need for additional review, such as comparing back to the credit quality of the pool of issuing banks.

III.   Discounted Cash Flow Analysis

Next, management evaluates each of these securities under FASB ASC 325-40-65-1 and ASC 320-10-65-1, considering the context of our deemed likelihood (or not) of OTTI garnered from the stress analysis above.  When performing this detailed cash flow analysis, management works with independent third parties to identify its best estimate of the cash flows to be collected over the life of the security.  If the estimated results of the present value of expected cash flows is less than the amortized cost basis of the security, an OTTI is considered to have occurred (a credit loss exists).  If there is no credit loss, then any impairment is deemed to be temporary.

Note 3 – Investment Securities (continued)

The following assumptions were used at September 30, 2009:

•                  The Company assumes all currently existing defaults will have a 0% recovery rate, and all currently existing deferrals will default immediately and will have a 15% recovery rate after two years;

•                  Using information from the pool’s trustee,  the Company projects specific additional deferrals/defaults for institutions that are likely to defer or default but have not made public announcements as of the date of the analysis;

•                  The Company assumes that additional annual deferrals/defaults would be 3% (annually) in 2009; 3% in 2010; 2.5% in 2011; 2.0% in 2012; 1.0% in 2013; and 25 basis points applied annually (each year) until maturity.  Management changed to these assumptions in the second quarter of 2009 given the continued and accelerated pace of bank failures, and therefore deferrals / defaults within each security.  The annual deferral/default rates assumed for 2009-2013 are representative of the rate of bank failures which occurred from 1988-1992 from statistics provided by FTN Financial on FDIC bank failures each year from 1934-2008;

•                  The Company assumes recoveries on future projected deferrals/defaults will be at an aggregate rate of 5% after two-years (a two-year lag) lowered from 15% at June 30, 2009;

•                  The Company assumes prepayments of 1% annually to reflect the current environment and a change in credit conditions that would lead to a reasonable expectation of very low prepayments.

IV.   Review of Test Results and Analysis

Both (Discounted Cash Flow Analysis and BIY/Stress Analysis) of the test results and analyses referenced above are reviewed together to allow management to arrive at a reasonable conclusion of the existence of OTTI at any point in time.  Currently, this complete analysis is performed at the end of each reporting period when actual payments have been made by the trustee on each security and cash flows can be modeled, but the data for this analysis is gathered and considered each day as it becomes available.

Based upon the analysis performed by management as of September 30, 2009, the Company deemed it probable that all contractual principal and interest payments on six of the eight TRUPs, except for PreTSL XIV B-2 and MMCaps I A, will not be collected.  The analysis on these six TRUPs resulted in a $2.2 million credit-related OTTI charge during the three months ended September 30, 2009 and for the nine months ended September 30, 2009 resulted in a $2.7 million credit-related OTTI charge.

Note 4 – Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008

Commercial non-owner occupied real estate:
Construction and land development	$484,540	$535,638	$558,261
Commercial non-owner occupied	311,903	330,792	313,637
Total commercial non-owner occupied real estate	796,443	866,430	871,898
Consumer real estate:
Consumer owner occupied	284,941	293,521	288,808
Home equity loans	244,855	222,025	212,131
Total consumer real estate	529,796	515,546	500,939
Total real estate	1,326,239	1,381,976	1,372,837
Commercial owner occupied real estate	461,199	423,345	407,296
Commercial and industrial	197,544	251,929	231,300
Other income producing property	139,617	141,516	130,096
Consumer	73,800	95,098	102,415
Other loans	11,004	22,212	35,782
Total loans	2,209,403	2,316,076	2,279,726
Less, allowance for loan losses	(34,297)	(31,525)	(29,199)
Loans, net	$2,175,106	$2,284,551	$2,250,527

An analysis of the changes in the allowance for loan losses is as follows:

	September 30,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$31,525	$26,570
Loans charged-off	(14,891)	(4,474)
Recoveries of loans previously charged-off	1,109	741
Net charge-offs	(13,782)	(3,733)
Provision for loan losses	16,554	6,362
Balance at end of period	$34,297	$29,199

At September 30, 2009 and 2008, there were $28.2 million and $10.8 million, respectively, of loans classified as impaired because it is probable that the Company will be unable to collect all principal and interest payments due according to the terms of the related loan agreements.  Specific reserves allocated to these impaired loans totaled $2.8 million and $525,000 at September 30, 2009 and 2008, respectively.  At September 30, 2009, there were approximately $15.1 million of impaired loans with specific reserves.  At September 30, 2009, there were approximately $13.1 million in impaired loans for which there are no specific reserves.  The average recorded investments in impaired loans for the quarters ended September 30, 2009 and 2008 were $25.7 million and $859,000, respectively.

Note 5 – Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008

Certificates of deposit	$920,265	$1,131,828	$1,116,379
Interest-bearing demand deposits	707,603	575,991	558,589
Demand deposits	335,566	303,689	313,700
Savings deposits	161,443	141,379	147,562
Other time deposits	2,242	387	2,497
Total deposits	$2,127,119	$2,153,274	$2,138,727

The aggregate amounts of time deposits in denominations of $100,000 or more at September 30, 2009, December 31, 2008, and September 30, 2008 were $474.3 million, $510.2 million and $509.7 million, respectively.  The Company did not have brokered certificates of deposit at September 30, 2009.  The Company had brokered certificates of deposits of $110.0 million and $106.2 million, respectively, at December 31, 2008 and September 30, 2008.

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

The Company recognized a charge of approximately $3.3 million for the nine months ended September 30, 2009 in the form of an accelerated dividend to account for the difference between the original purchase price for the preferred stock and its redemption price.  In addition to this charge, the Company recognized a dividend on the preferred stock including the accretion on the preferred stock discount of approximately $1.1 million, for a total effective dividend of approximately $4.7 million for the nine months ended September 30, 2009, charged to net income available to common shareholders.

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

Note 7 – Retirement Plans

The Company and its subsidiary bank provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.  The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service.  Employees hired on or after January 1, 2006 are not eligible to participate in the non-contributory defined benefit pension plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.  During the nine months ended September 30, 2009, the Company suspended the accrual of benefits for plan participants under the non-contributory defined benefit plan and recorded a curtailment gain in earnings of $782,000, before tax, and a change in pension liability for plan curtailment of $1.3 million, net of tax, in other comprehensive income.

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$189	$165	$567	$497
Interest cost	258	258	836	773
Expected return on plan assets	(350)	(336)	(1,054)	(1,006)
Amortization of prior service cost	—	(43)	(86)	(130)
Recognized net actuarial loss	76	79	318	236
Net periodic pension expense	$173	$123	$581	$370

The Company contributed $350,000 and $1.1 million to the pension plan for the three and nine months ended September 30, 2009 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2009	2008	2009	2008
Basic earnings per share:
Net income available to common shareholders	$2,171	$124	$7,402	$12,236

Weighted-average basic shares	12,547	10,121	11,874	10,111
Basic earnings per share	$0.17	$0.01	$0.62	$1.21

Diluted earnings per share:
Net income available to common shareholders	$2,171	$124	$7,402	$12,236

Weighted-average basic shares	12,547	10,121	11,874	10,111
Effect of dilutive securities	58	153	48	141
Weighted-average dilutive shares	12,605	10,274	11,922	10,252
Diluted earnings per share	$0.17	$0.01	$0.62	$1.19

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Number of shares	256,925	45,545	256,925	57,095
Range of exercise prices	$25.53 - $39.74	$34.65 - $39.74	$25.53 - $39.74	$32.82 - $39.74

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

Note 9 – Share-Based Compensation (continued)

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2009	351,553	$26.94
Granted	33,288	27.48
Exercised	(9,702)	15.13
Expired/Forfeited	(477)	37.01
Outstanding at September 30, 2009	374,662	27.28	5.14	$1,185

Exercisable at September 30, 2009	300,377	26.21	4.36	$1,165

Weighted-average fair value of options granted during the year	$9.75

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Nine Months Ended
	September 30,
	2009	2008

Dividend yield	2.00%	1.87%
Expected life	6 years	6 years
Expected volatility	45%	37%
Risk-free interest rate	1.87%	3.44%

As of September 30, 2009, there was $514,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.31 years as of September 30, 2009.  The total fair value of shares vested during the nine months ended September 30, 2009 was $309,000.

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

Note 9 – Share-Based Compensation (continued)

Nonvested restricted stock for the nine months ended September 30, 2009 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2009	99,557	$31.57
Granted	93,257	26.77
Vested	(28,410)	26.69
Forfeited	(3,855)	32.82
Nonvested at September 30, 2009	160,549	29.62

As of September 30, 2009, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 5.1 years as of September 30, 2009.  The total fair value of shares vested during the nine months ended September 30, 2009 was $758,000.

Note 10 – Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2009, commitments to extend credit and standby letters of credit totaled $500.5 million.  The Company does not anticipate any material losses as a result of these transactions.

Note 11 – Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  FASB ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Note 11 – Fair Value (continued)

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

Pooled trust preferred securities are Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company has determined that (1) there are few observable transactions and market quotations available and they are not reliable for purposes of determining fair value at September 30, 2009, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the hierarchy. (See Note 14 - Derivative Financial Instruments for additional information).

Note 11 – Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$37,934	$—	$37,934	$—
State and municipal obligations	23,770	—	23,770	—
Mortgage-backed securities	105,229	—	105,229	—
Trust preferred (collateralized debt obligations)	7,954	—	—	7,954
Corporate stocks	385	350	35	—
Total securities available for sale	$175,272	$350	$166,968	$7,954

Liabilities
Derivative financial instruments	$268	$—	$268	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$28,672	$—	$28,672	$—
State and municipal obligations	10,558	—	10,558	—
Mortgage-backed securities	133,505	—	133,505	—
Trust preferred (collateralized debt obligations)	10,083	—	—	10,083
Corporate stocks	402	367	35	—
Total securities available for sale	$183,220	$367	$172,770	$10,083

Note 11 – Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$39,131	$—	$39,131	$—
State and municipal obligations	10,370	—	10,370	—
Mortgage-backed securities	136,243	—	136,243	—
Trust preferred (collateralized debt obligations)	12,112	—	12,112	—
Corporate stocks	1,043	1,008	35	—
Total securities available for sale	$198,899	$1,008	$197,891	$—

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2009 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2009	$10,083	$—
Total realized and unrealized gains (losses) included in other comprehensive income	(2,126)	—
Purchases, issuances and settlements, net	(3)	—
Transfers in and/or out of level 3	—	—
Fair value, September 30, 2009	$7,954	$—

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2009	$(3,910)	$—

Note 11 – Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$19,653	$—	$13,112	$6,541
OREO	4,189	—	4,189	—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,603	$—	$8,603	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,912	$—	$2,912	$—

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009, December 31, 2008 and September 30, 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Note 11 – Fair Value (continued)

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock (see discussion in MD&A — Other Investments) approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 3 — Investment Securities for additional information.

Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on the Company’s current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered by the Company for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase — The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

Other Borrowings — The fair value of other borrowings is estimated using discounted cash flow analysis on the Company’s current incremental borrowing rates for similar types of instruments.

Accrued Interest — The carrying amounts of accrued interest approximate fair value.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees — The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Note 11 – Fair Value (continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$175,415	$175,415	$49,465	$49,465
Investment securities	212,228	212,717	222,227	221,576
Loans, net of allowance for loan losses, and loans held for sale	2,195,383	2,155,007	2,300,293	2,308,660
Accrued interest receivable	10,281	10,281	11,133	11,133
Financial liabilities:
Deposits	2,127,119	2,130,747	2,153,274	2,153,509
Federal funds purchased and securities sold under agreements to repurchase	211,606	211,606	172,393	172,393
Other borrowings	144,048	147,197	177,477	177,486
Accrued interest payable	3,032	3,032	5,408	5,408
Derivative financial instruments	166	166	—	—
Unrecognized financial instruments:
Commitments to extend credit	490,182	481,167	544,307	546,287
Standby letters of credit and financial guarantees	10,338	10,338	9,805	9,805

Note 12 – Accumulated Other Comprehensive Income (Loss)

The components of the change in other comprehensive loss and the related tax effects were as follows:

	September 30, 2009			September 30, 2008
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in pension liability for plan curtailment	$1,974	$(691)	$1,283	$—	$—	$—
Change in net unrealized gain (loss) on securities available for sale	7,968	(3,028)	4,940	(6,347)	2,412	(3,935)
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(7,734)	2,939	(4,795)	—	—	—
Less, reclassification adjustment of credit portion included net income	2,748	(1,044)	1,704	—	—	—
Net noncredit portion of other-than-temporary impairment losses	(4,986)	1,895	(3,091)	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	(268)	102	(166)
Other comprehensive income (loss)	$4,688	$(1,722)	$2,966	$(6,347)	$2,412	$(3,935)

Note 12 – Accumulated Other Comprehensive Loss (continued)

The components of accumulated other comprehensive losses were as follows:

		Unrealized	Noncredit
		Losses on	Other-Than-
		Securities	Temporary
	Benefit	Available	Impairment	Cash Flow
(Dollars in thousands)	Plans	for Sale	Losses	Hedges	Total

Balance at December 31, 2008	$(6,864)	$(2,321)	$—	$—	$(9,185)
Change in pension liability for plan curtailment	1,283	—	—	—	1,283
Change in net unrealized loss on securities available for sale	—	1,849	—	—	1,849
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	3,091	(3,091)	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(166)	(166)
Balance at September 30, 2009	$(5,581)	$2,619	$(3,091)	$(166)	$(6,219)

Note 13 – Common Stock Issuance

In May of 2009, the Company commenced a public offering by selling 1.36 million shares of common stock, including an over-allotment option with the underwriters; at an offering price of $23.00 per share resulting in net proceeds to the Company of approximately $29.2 million (see Consolidated Statements of Changes in Shareholders’ Equity).

Note 14 – Derivative Financial Instruments

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, more specifically an interest rate swap (cash flow hedge).  The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value.  For more information regarding the fair value of the Company’s derivative financial instruments, see Note 11 to these financial statements.  The only type of derivative used by the Company is a forward starting interest rate swap agreement.

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge).  For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change, together with the offsetting gain or loss to the hedged item attributable to the risk being hedged.  Earnings will be affected to the extent to which the hedge is not effective in achieving offsetting changes in fair value.  For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated.  The ineffective portion of the gain or loss is reported in earnings immediately.  For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge.

Note 14 – Derivative Financial Instruments (continued)

Cash Flow Hedge of Interest Rate Risk

During the three months ended September 30, 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to interest rate movements on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company will hedge the subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate on the debt beginning on June 15, 2010, at which time the debt will contractually convert from a fixed interest rate to a variable interest rate.  The notional amount on which the interest payments are based will not be exchanged.  As of September 30, 2009, the junior subordinated debt had a fixed interest rate of 6.37%.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $166,000 for the nine months ended September 30, 2009.  The Company recognized a $268,000 cash flow hedge liability in other liabilities on the balance sheet at September 30, 2009.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong.  The Company is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2009, the Company had posted cash collateral of $50,000 with the counterparty.  Also, the Company has a netting agreement with the counterparty.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, N.A. (the “bank”), a national bank that opened for business in 1934.  We operate as NCBT, a division of the bank, in the state of North Carolina.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At September 30, 2009, we had approximately $2.8 billion in assets and approximately 699 full-time equivalent employees.  Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 as well as results for the nine months ended September 30, 2009 and 2008, and also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008 and September 30, 2008.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; current legislation returns to the $100,000 limit on January 1, 2014;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 12, “Insurance of Deposits” on Form 10-K for the year ended December 31, 2008);

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable (see disclosure under “Note 28 — Subsequent Events” on page F-53 on Form 10-K for the year ended December 31, 2008).  During the second quarter of 2009, we repurchased the preferred stock and common stock warrant from the U.S. Treasury (see “Note 6 — Participation in U.S. Treasury Capital Purchase Program” on Form 10-Q for the quarter ended September 30, 2009);

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2013 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

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

•                  In December 2008, we decided to participate in the TLGP’s enhanced deposit insurance program.  As a result of the enhancements to deposit insurance protection and the demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs have increased significantly during 2009.

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

•      In September 2009, the FDIC announced a proposed rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009.  The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012.

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

Our stock price has historically traded above its book value and tangible book value.  However, during the first nine months of 2009, our stock price traded sometimes below book value, but always above tangible book value.  During the first nine months of 2009, the lowest price the stock traded was $16.53, and the stock price closed on September 30, 2009 at $28.10, above book value.  In the event our stock were to trade below its book value at any time during the reporting period, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2009, our annual test date and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Other-Than-Temporary Impairment (“OTTI”)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value (see Note 3 — Investment Securities - for more information).

Results of Operations

We reported consolidated net income available to common shareholders of $2.2 million, or diluted earnings per share (“EPS”) of $0.17, for the third quarter of 2009 as compared to consolidated net income of $124,000, or diluted EPS of $0.01, in the comparable period of 2008.  The increase comparing the three months ended September 30, 2009 to the same quarter of 2008 was primarily the result of a strong net interest margin that led to higher net interest income and a decrease of $7.6 million in the amount of OTTI from the comparable quarter in 2008.  The increase was offset by an increase in the provision for loan losses, an increase in FDIC assessments expense, and an increase in other real estate owned (“OREO”) expense and loan-related costs.

For the nine months ended September 30, 2009, we reported consolidated net income available to common shareholders of $7.4 million, or diluted EPS of $0.62, as compared to $12.2 million, or diluted EPS of $1.19, in the comparable period of 2008.  The decrease reflects a higher provision for loan losses and an accelerated deemed dividend on the repurchase of preferred shares during the second quarter of 2009.  On May 20, 2009, we repurchased 64,779 shares of preferred stock issued to the U.S. Treasury.  As a result, we recorded a $3.3 million accelerated deemed dividend on the preferred stock to account for the difference between the original purchase price for the preferred stock and its redemption price.  During the second quarter of 2009, we paid the U.S. Treasury $1.4 million to repurchase the warrant to purchase 303,083 shares of our common stock.  We have repurchased all securities issued to the Treasury under the Capital Purchase Program.

We believe our asset quality continues to be at manageable levels despite the increase of nonperforming assets as a percentage of total assets to 1.56% and net charge-offs as a percentage of average loans to 0.92% annualized for the three months ended September 30, 2009.  The allowance for loan losses increased to 1.55% of total loans at September 30, 2009 compared to 1.36% at December 31, 2008 and 1.28% at September 30, 2008.  Our allowance provides 0.92 times coverage of nonperforming loans at September 30, 2009 down from 2.11 times at December 31, 2008 and 2.36 times at September 30, 2008.  During the third quarter of 2009, our OREO decreased by $5.0 million from the end of the second quarter of 2009, but increased by $1.7 million from September 30, 2008.

We continue to hold four assets (related to Silverton Bank) which were acquired in a purchase business combination in 2007.  Two of these assets are loan participations for which we charged-off approximately $1.8 million during the third quarter of 2009, and had a combined book value of $611,000 at September 30, 2009.  At September 30, 2009 they were valued at approximately 20 cents on the dollar.  The other two assets are in OREO which have been written down an additional $810,000 during the three months ended September 30, 2009, and had a combined book value of $433,000 at September 30, 2009.  The FDIC was named receiver of Silverton Bank on May 1, 2009 (See Silverton Bank Loan Participations in MD&A).

Compared to the third quarter of 2008, our loan portfolio has decreased 3.1% to $2.2 billion driven by a reduction in construction and land development loans, commercial and industrial loans, consumer non real estate loans, and other loans.  For the three months ended September 30, 2009, we originated approximately $133.8 million mortgage loans in the secondary market, down from $270.5 million mortgage loans during the second quarter of 2009.  We have experienced a slowing of the refinancing activity from the first and second quarters of 2009 partially due to tightening of loan underwriting standards within the secondary mortgage markets.

Non-taxable equivalent net interest income for the quarter increased 7.0% and non-taxable equivalent net interest margin decreased by 3 basis points to 4.00% from the most recent quarter of June 30, 2009 and increased by 17 basis points from the third quarter of 2008.  Our quarterly efficiency ratio increased to 63.47% compared to 60.88% in the second quarter of 2009 and 59.82% for the third quarter of 2008.  This resulted from higher noninterest expense during the period.

The following key operating highlights for the third quarter of 2009 are outlined below:

•                  Consolidated net income available to common shareholders increased to $2.2 million in the third quarter of 2009 from $124,000 in the third quarter of 2008.  Consolidated net income available to common shareholders decreased 39.5% to $7.4 million for the nine months ended September 30, 2009, as compared to $12.2 million in the comparative period in 2008.

•                  Diluted EPS increased to $0.17 for the third quarter of 2009 as compared to $0.01 for the comparable period in 2008.  EPS in the prior year reflects an OTTI charge on Freddie Mac preferred securities which led to lower consolidated net income for the third quarter of 2008.  Diluted EPS for the nine months ended September 30, 2009 decreased to $0.62 as compared to $1.19 for the comparable period in 2008.  The decrease reflects the accelerated deemed dividend on the preferred shares during the second quarter of 2009.

•                  The provision for loan losses as a percent of average loans increased due to higher nonperforming assets and an increase in net charge-offs during the third quarter ended September 30, 2009 as compared to the year ended December 31, 2008.  The allowance for loan losses as a percent of total loans increased to 1.55% as compared to 1.28% at the end of the third quarter of 2008.  The rise in NPLs this quarter has lowered the coverage of NPLs provided by the allowance from 236.23% at September 30, 2008 to 92.22% at September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected Figures and Ratios	2009	2008	2009	2008

Return on average assets (annualized)	0.31%	0.02%	0.57%	0.60%
Return on average equity (annualized)	3.04%	0.22%	5.49%	7.41%
Return on average tangible equity (annualized)*	4.13%	0.69%	7.23%	10.93%
Dividend payout ratio	141.59%	28.22%	68.48%	30.14%
Equity to assets ratio	10.15%	7.94%	10.15%	7.94%
Average shareholders’ equity (in thousands)	$282,953	$221,995	$294,035	$220,688

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

•                  For the three months ended September 30, 2009, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same quarter in 2008; however, for the nine months ended September 30, 2009 these ratios have declined from the first nine months in 2008.

•                  Dividend payout ratio increased to 141.59% for the three months ended September 30, 2009 compared with 52.02% for the three months ended June 30, 2009 and also increased from 28.22% for the three months ended September 30,

2008.  The increase reflects lower net income available to common shareholders in the second quarter of 2009 as a result of the cash dividends and accretion on the preferred stock.

•                  Equity to assets ratio increased to 10.15% at September 30, 2009 compared with 8.85% at December 31, 2008 and 7.94% at September 30, 2008.  The increase reflects an additional 1.36 million shares of common stock issued during the second quarter of 2009.

•                  Average shareholders’ equity increased $61.0 million, or 27.5%, from third quarter ended September 30, 2008 driven by the issuance of common equity in the private placement transaction in the fourth quarter of 2008 and issuance of common equity in the public offering transaction in the second quarter of 2009.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Return on average tangible equity (non-GAAP)	4.13%	0.69%	7.23%	10.93%
Effect to adjust for tangible assets	-1.09%	-0.47%	-1.74%	-3.52%
Return on average equity (GAAP)	3.04%	0.22%	5.49%	7.41%

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

Net Interest Income and Margin

Summary

Our taxable equivalent net interest margin increased from the third quarter of 2008 following the Federal Reserve’s 175 basis point reduction of Fed funds rates from the third quarter of 2008 to the third quarter of 2009.  Non-taxable equivalent and taxable equivalent net interest margin decreased by 3 basis points from the second quarter ended June 30, 2009.  The slight margin compression from the second quarter of 2009 was mostly volume driven in that yields on interest-earning assets and rates on interest-bearing liabilities both decreased approximately 25 basis points while our non-taxable equivalent net interest income remained comparable to the second quarter of 2009.  The average balance of certificates of deposits (“CDs”) decreased $51.3 million from the second quarter of 2009 while transaction and money market accounts increased $43.9 million at a lower cost of funds to the bank.

Non-taxable equivalent and taxable equivalent net margin expanded by 17 basis points and 18 basis points, respectively, from the third quarter ended September 30, 2008.  Margin expansion was driven by a 123 basis point drop in the average rate on certificates of deposits (“CDs”), the largest average balance of interest-bearing liabilities, compared to a 46 basis point drop in the average yield on total loans, the largest average balance of interest-earning assets, for the three months ended September 30, 2009 as compared to the same period in 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Non-TE net interest income	$26,381	$24,657	$77,398	$71,133
Non-TE yield on interest-earning assets	5.31%	6.05%	5.47%	6.28%
Non-TE rate on interest-bearing liabilities	1.56%	2.58%	1.82%	2.90%
Non-TE net interest margin	4.00%	3.83%	3.95%	3.78%
TE net interest margin	4.04%	3.86%	3.98%	3.82%

Non-taxable equivalent net interest income increased $1.7 million, or 7.0%, in the third quarter of 2009 compared to the same period in 2008.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 2.1% to $2.6 billion in the third quarter of 2009 compared to the same period last year due to an increase in federal funds sold, excess reserves held at the Federal Reserve, and securities purchased under agreements to resell which increased average earning assets by $136.5 million for the third quarter of 2009.  The increase offset a $92.2 million decrease in average balances within the investment securities and loan portfolios combined during the third quarter of 2009 compared to the same period in 2008.

•                  Non-taxable equivalent yield on interest-earning assets for the third quarter of 2009 decreased 74 basis points from the comparable period in 2008, and by 25 basis points compared to the second quarter of 2009.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2009 decreased 102 basis points from the same period in 2008, and by 26 basis points compared to the second quarter of 2009.  This is a reflection of the impact of adjusting rates on all deposit accounts during the second half of 2008, given the dramatic reduction in interest rates by the Federal Reserve Board, and certificates of deposits repricing lower since the third quarter of 2008.

•                  Taxable equivalent net interest margin increased by 18 basis points to 4.04% for the third quarter of 2009, compared to 3.86% for the third quarter of 2008.  Compared to the second quarter of 2009, taxable equivalent net interest margin decreased by 3 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) declined by $70.3 million at September 30, 2009 as compared to the same period in 2008.  The decrease was driven by reductions in construction and land development loans of $73.7 million, commercial and industrial loans of $33.8 million, consumer non real estate loans of $28.6 million and other loans of $24.8 million.  Offsetting these reductions was some loan growth in commercial owner occupied loans of $53.9 million, home equity loans of $32.7 million, and other income producing property of $9.5 million.  Total loans decreased 3.1% from the balance at September 30, 2008 and an annualized 4.8% from the balance at June 30, 2009.

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2009	Total	2008	Total	2008	Total
Commercial non-owner occupied real estate:
Construction and land development	$484,540	22.0%	$535,638	23.1%	$558,261	24.4%
Commercial non-owner occupied	311,903	14.1%	330,792	14.3%	313,637	13.8%
Total commercial non-owner occupied real estate	796,443	36.1%	866,430	37.4%	871,898	38.2%
Consumer real estate:
Consumer owner occupied	284,941	12.9%	293,521	12.7%	288,808	12.7%
Home equity loans	244,855	11.1%	222,025	9.6%	212,131	9.3%
Total consumer real estate	529,796	24.0%	515,546	22.3%	500,939	22.0%
Total real estate	1,326,239	60.0%	1,381,976	59.7%	1,372,837	60.2%
Commercial owner occupied real estate	461,199	20.9%	423,345	18.3%	407,296	17.9%
Commercial and industrial	197,544	8.9%	251,929	10.9%	231,300	10.1%
Other income producing property	139,617	6.3%	141,516	6.1%	130,096	5.7%
Consumer non real estate	73,800	3.3%	95,098	4.1%	102,415	4.5%
Other	11,004	0.5%	22,212	1.0%	35,782	1.6%
Total loans (net of unearned income)	$2,209,403	100.0%	$2,316,076	100.0%	$2,279,726	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets and commercial non-owner occupied real estate loans represented approximately 36.1% of total loans as of September 30, 2009, a decrease from 38.2% of total loans at the end of the same period for 2008 and a decrease from 37.4% of total loans at the year ended December 31, 2008.  At September 30, 2009, construction and land development loans represented 22.0% of our total loan portfolio, a decrease from 24.4% of our total loan portfolio at September 30, 2008.  At September 30, 2009, construction and land development loans consisted of $258.8 million in land and lot loans and $225.7 million in construction loans, which represented 11.7% and 10.2%, respectively, of our total loan portfolio.  At December 31, 2008, construction and land development loans consisted of $268.7 million in land and lot loans and $266.9 million in construction loans, which represented 11.6% and 11.5%, respectively, of our total loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Average total loans	$2,221,078	$2,265,606	$2,265,248	$2,192,088
Interest income on total loans	32,402	35,590	98,432	106,712
Non-TE yield	5.79%	6.25%	5.81%	6.50%

Interest earned on loans decreased 9.0% in the third quarter of 2009 compared to the third quarter of 2008.  Some key highlights for the quarter ended September 30, 2009 are outlined below:

•                  Our non-taxable equivalent yield on total loans decreased 46 basis points during the third quarter of 2009 while average total loans decreased 2.0%, as compared to the third quarter of 2008.  The decline in loan volume at higher rates combined with variable rate loan resets resulted in the average yield on loans falling from the same period one year ago.

•                  Construction and land development loans decreased $73.7 million, or 13.2%, to $484.5 million from the ending balance at September 30, 2008.

•                  Consumer real estate loans increased $28.9 million, or 5.8%, to $529.8 million from the ending balance at September 30, 2008.  Most of the increase resulted from a $32.7 million, or 15.4%, increase in home equity loans (“HELOCs”) from the balance at September 30, 2008.

•                  Commercial owner occupied loans increased $53.9 million, or 13.2%, to $461.2 million from the ending balance at September 30, 2008.

•                  Commercial and industrial loans decreased $33.8 million, or 14.6%, to $197.5 million from the ending balance at September 30, 2008.

•                  Consumer non real estate loans decreased $28.6 million, or 27.9%, to $73.8 million from the ending balance at September 30, 2008.

•                  Other loans decreased $24.8 million, or 69.3%, to $11.0 million from the ending balance at September 30, 2008.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $335.5 million which has helped keep our non-TE yield up even as interest rates have declined since September 30, 2008.

The balance of mortgage loans held for sale increased $4.3 million from December 31, 2008 to $20.1 million at September 30, 2009, which was more than 1.76 times the balance of mortgage loans held for sale at September 30, 2008 of $11.4 million.  This increase reflects the low interest rate environment within the mortgage banking industry and the increase in refinancing activity by consumers.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2009, the composition of the portfolio changed somewhat from the composition at September 30, 2008.  We eliminated all holdings of Freddie Mac preferred stock prior to the end of 2008.  Also, we placed some increased emphasis on municipal securities and somewhat less on government-sponsored enterprise securities during this period in order to take advantage of relatively attractive yields in the tax-exempt sector.  During the third quarter of 2009, we continued to slightly lengthen the average life of the portfolio to lock in these relatively attractive yields resulting from wide yield spreads to the Treasury yield curve.  At September 30, 2009, investment securities totaled $212.2 million, compared to $222.2 million at December 31, 2008 and $239.0 million at September 30, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Average investment securities	$202,692	$250,395	$205,238	$252,149
Interest income on investment securities	2,234	3,051	7,214	9,568
Non-TE yield	4.37%	4.85%	4.71%	5.07%

Interest earned on investment securities decreased 26.8% in the third quarter of 2009 compared to the third quarter of 2008.  The decrease resulted from a 66 basis point decrease on the yield on taxable investment securities and a 17.5% decrease in balances of average taxable investment securities.

Our holdings in trust preferred (collateralized debt obligations) at September 30, 2009 had fair market values that were on a net basis, below their book values.  Our holdings of government-sponsored enterprise debt, state and municipal obligations, mortgage-backed securities, and corporate stocks at September 30, 2009 had fair market values that, on a net basis, exceeded their book values.  During the third quarter of 2009, we recognized an OTTI for the portion of the impairment related to credit losses on six securities in the trust preferred (collateralized debt obligations) category (see Note 3 — Investment Securities).  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2009:

			Other	Other-Than-
	Book	Fair	Comprehensive	Temporary			BB or
(Dollars in thousands)	Value	Value	Income	Impairment	AAA - A	BBB	Lower	Not Rated
September 30, 2009:
Government-sponsored enterprises debt	$37,671	$37,934	$263	$—	$37,671	$—	$—	$—
State and municipal obligations	45,133	45,799	666	—	39,887	2,921	—	2,325
Mortgage-backed securities *	100,222	105,228	5,006	—	—	—	—	—
Trust preferred (collateralized			—
debt obligations)	14,259	7,954	(6,305)	(2,748)	2,723	—	11,536	—
Corporate stocks	369	386	17	—	—	—	—	369
	$197,654	$197,301	$(353)	$(2,748)	$80,281	$2,921	$11,536	$2,694

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored entity (“GSE”) as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage backed securities.

At September 30, 2009, we had twenty-six securities available for sale in an unrealized loss position, which totaled $6.8 million.  The majority of the unrealized loss position is comprised of our pooled trust preferred securities that continued to be highly impacted by the disruption in the banking industry and by the current collapse of liquidity and trading in the market for these types of securities.  The state and municipal obligations positions largely reflect the substantial widening of spreads (over the U.S. Treasury yield curve) that this market segment experienced through September 30, 2009.

During the third quarter of 2009 as compared to the fourth quarter of 2008, the total number of securities with an unrealized loss position decreased by twenty-seven securities.  The number of pooled trust preferred securities in an unrealized loss position remains at eight securities all in the twelve months or more category.  An unrealized loss position on pooled trust preferred securities totaling $6.3 million comprised the majority of the total unrealized losses on securities available for sale at September 30, 2009.  Accordingly, the majority of our unrealized losses resulted from changes in the current value of the pooled trust preferred securities due primarily to the demise of an active market for these securities, resulting in greatly inflated spreads to U.S. Treasury securities.

As of September 30, 2009, management had determined based on its analysis of available evidence and an assessment of expected future cash flows that there had been an adverse change on six pooled trust preferred securities (PreTSL IX B-3, X B-1, X B-3, XI B-1, XIII B-2, and XVI C).  During the third quarter of 2009, we recognized, in accordance with FASB Accounting Standards Codification 320-10-65-1, a $2.2 million OTTI charge for the portion of the impairment related to credit losses on these six pooled trust preferred securities.  The unrealized losses related to factors other than credit for these securities were recognized in other comprehensive income in the amount of $1.9 million after-tax, or a before tax amount of $3.0 million.  As of September 30, 2009, management determined based on all available evidence that there had not been an adverse change in the discounted present value of expected cash flows from the other two pooled trust preferred securities since the last valuation date.

All other securities available for sale, excluding the six pooled trust securities, in an unrealized loss position as of September 30, 2009 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows will be received, therefore impairment is temporary as we have the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Average interest-bearing liabilities	$2,194,125	$2,205,668	$2,200,661	$2,161,063
Interest expense	8,639	14,301	29,927	46,848
Average rate	1.56%	2.58%	1.82%	2.90%

The average balance of interest-bearing liabilities slightly decreased compared to the third quarter of 2008.  We have actively managed deposit pricing and funding sources over the past 12 months as interest rates have declined.  The resulting decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits, transaction and money market accounts, and federal funds purchased and securities sold under agreements to repurchase.  Overall, we experienced a 102 basis point decrease in the average rate on all interest-bearing liabilities with decreases in every category.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended September 30, 2009 grew 4.0% from the same period in 2008.

•                  Interest-bearing deposits declined 1.8% to $1.8 billion at September 30, 2009 from the period end balance at September 30, 2008 and decreased $66.5 million, or 14.3% annualized, from the balance at June 30, 2009.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2009 decreased 41 basis points from the comparable period in 2008, which caused interest expense to decrease by $375,000 for the third quarter of 2009.

•                  Average certificates and other time deposits decreased 5.5%, up $57.4 million from the average balance in the third quarter of 2008.  Interest expense on certificates and other time deposits decreased $3.5 million mainly as a result of  this decline in balances and a 123 basis point decrease in the interest rate for the three months ended September 30, 2009 as compared the same period in 2008.

•                  Average federal funds purchased and securities sold under agreements to repurchase decreased 22.1%, down $65.3 million from the average balance in the third quarter of 2008.  The Federal Reserve lowered the federal funds target rate from 2.00% at September 30, 2008 to a historical low between zero and 0.25%.  The average rate for the three months ended September 30, 2009 decreased 164 basis points from the comparable period in 2008, which, along with the decrease in the average balance, caused interest expense to decrease by $1.3 million.

•                  A decline in interest rates contributed significantly to a $5.7 million, or 40.0%, reduction in interest expense on average interest-bearing liabilities for the three months ended September 30, 2009 from the comparable period in 2008.  Additionally, total average interest-bearing liabilities decreased $11.5 million for the third quarter of 2009.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased 2.4% to $334.2 million in the third quarter of 2009 compared to $326.3 million at September 30, 2008.  From the fourth quarter of 2008, average noninterest-bearing deposits grew $18.3 million, or 5.8%.

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

In addition, regulatory agencies, as an integral part of the examination process, periodically review our bank’s allowance for loan losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$32,431	$28,760	$31,525	$26,570
Loans charged-off	(5,374)	(2,590)	(14,891)	(4,474)
Recoveries	250	244	1,109	741
Net charge-offs	(5,124)	(2,346)	(13,782)	(3,733)
Provision for loan losses	6,990	2,785	16,554	6,362
Balance at end of period	$34,297	$29,199	$34,297	$29,199

Total loans:
At period end	$2,209,403	$2,279,726	$2,209,403	$2,279,726
Average	2,221,078	2,265,606	2,265,248	2,192,088
As a percentage of average loans (annualized):
Net charge-offs	0.92%	0.41%	0.81%	0.23%
Provision for loan losses	1.25%	0.49%	0.98%	0.39%
Allowance for loan losses as a percentage of period end loans	1.55%	1.28%	1.55%	1.28%
Allowance for loan losses as a percentage of period end non-performing loans (“NPLs”)	92.22%	236.23%	92.22%	236.23%

The provision for loan losses as a percent of average loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the third quarter of 2009 compared to the same quarter in 2008.  Sixty-eight percent of the charge-off amount for the third quarter of 2009 is comprised of 10 loans ranging from approximately $100,000 to $1,132,000.  Of the total net charge-offs during the quarter, 71% or $3.6 million were in construction and land development loans, 2% or $117,000 were in commercial non-owner occupied loans, 3% or $147,000 were in commercial owner occupied loans, and 13% or $686,000 were in consumer owner occupied (including home equity loans).  This compares to the second quarter of 2009 where 38% or $1.6 million of net charge-offs were in construction and land development, 16% or $681,000 were in commercial and industrial loans, 18% or $735,000 were in commercial non-owner occupied loans, and 13% or $548,000 were in consumer owner occupied (including home equity loans).   We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast during 2009.  With the significant rise in NPLs during the quarter, the ratio of the allowance to cover these loans decreased from 236.2% at September 30, 2008 to 92.2% at September 30, 2009.

We increased the ALLL compared to the third quarter of 2008 due to the increase in risk within the overall loan portfolio both on a general and specific basis.  On a general basis, we consider three-year historical loss rates, economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and/or adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three-year historical loss rate on an overall basis increased from September 30, 2008 due to the increase in loan losses we experienced in the third quarter of 2009.  This resulted in the need for a higher ALLL, given the rise in losses throughout the portfolio.  The loan losses experienced in the nine months ended September 30, 2009 remain at elevated levels which increases these factors in determining the general ALLL.

Economic risk increased during 2009 as compared to 2008 due to rise in unemployment, rise in foreclosures, and the decline in home sales within our markets.  These trends have continued into and throughout 2009.

Model risk has remained constant thus far in 2009.  This risk comes from the fact that our ALLL model is not all- inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has not yet had any significant changes or evidence from independent credit review which would warrant a change in this risk factor, therefore, this component of our model did not significantly impact the provision for loan losses thus far in 2009.

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

On a specific basis, the allowance for loan losses increased by $2.2 million from September 30, 2008.  Specific reserves have increased by approximately $547,000 since December 31, 2008.

In terms of the conditions and how the allowance has changed since December 31, 2008 through the nine months ended September 30, 2009, the provision for loan losses remains elevated due to the continued higher level of net charge offs, rising unemployment, weak real estate markets and the recessionary pressure within our markets.  Offsetting this partially is the fact that we have experienced no net loan growth since the beginning of 2009, reduced the exposure outside of our depository footprint, and reduced our loan concentrations.  Past due loans have increased by approximately $4.9 million from the level at June 30, 2009.

During the first nine months ending September 30, 2009, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy.  The table below summarizes our NPAs.

	September 30,	June 30,	March 31,	December 31,	September 30
(Dollars in thousands)	2009	2009	2009	2008	2008

Nonaccrual loans	$36,605	$29,379	$20,730	$14,624	$11,564
Accruing loans past due 90 days or more	585	559	614	293	796
Total nonperforming loans	37,190	29,938	21,344	14,917	12,360
Other real estate owned (“OREO”) (1)	4,189	9,165	9,563	6,126	2,508
Other nonperforming assets (2)	13	—	40	84	172
Restructured loans	1,974	1,951	—	—	—
Total nonperforming assets	$43,366	$41,054	$30,947	$21,127	$15,040

Total NPAs as a percentage of total loans and repossessed assets (3)	1.96%	1.83%	1.34%	0.91%	0.66%
Total NPAs as a percentage of total assets	1.56%	1.46%	1.09%	0.76%	0.54%
Total NPLs as a percentage of total loans (3)	1.68%	1.34%	0.93%	0.64%	0.54%

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

Two loans originated in October 2007 drove the increase in nonaccrual loans from the end of 2008 to March 31, 2009.  These loans became non-performing in January and March 2009, respectively.  The underlying collateral for one of these loans is commercial lots located in North Carolina, and the other loan is supported by residential lots on the coast of South Carolina.  The most recent appraisals for these two loans were in October 2008 and in March 2009.

Through September 30, 2009, these two “loans” (assets) are at different stages of resolution.  One loan remains on non-accrual status and $464,000 was written off during the third quarter of 2009, and leaves a remaining balance of $2.95 million.  The other “loan” was moved to OREO during the second quarter of 2009, with an original loan balance of $1.8 million.  A charge-off was recorded on this loan for $382,000 in the second quarter of 2009 prior to moving to OREO; and an additional write-down of the property by $482,000 was recorded during the third quarter of 2009.  This OREO was sold during September 2009 at a minimal additional loss of $12,000.

Nonaccrual loans increased by approximately $8.6 million from March 31, 2009 to June 30, 2009, which was primarily the result of five commercial real estate loans.  One of these loans was originated in 2005, two were originated in 2006 and two were originated in 2007.  Three of the loans moved to nonaccrual status in May 2009 and two in June 2009.  Three of these loans currently have specific reserves totaling $943,000 due to the shortfall in the collateral value as of September 30, 2009 and increased from $853,000 at June 30, 2009.  The underlying collateral for each of these loans is real estate (one is secured by commercial lots, one is secured by residential lots, two are secured with a primary residence and two non-owner occupied commercial properties and one is commercial non-owner occupied property, and one is secured by commercial owner-occupied property).  The most recent appraisals for each of these loans were completed in the second quarter of 2009, except for one which was completed in March of 2009.

Nonaccrual loans increased by approximately $7.2 million during the third quarter of 2009, which was primarily the result of four lending relationships (eight loans).  All of these loans were originated in 2005, 2006 or 2007.  With respect to three of these loans, the Company is currently holding specific reserves totaling approximately $1.1 million.  These loans are secured by raw land and commercial non-owner occupied property.  A fourth loan has been written down by $604,000 due to the decline in real estate values related to this subdivision, and the collateral is a single family residence.  The fifth loan has matured and is now in foreclosure and secured by two commercial lots.  We believe that the remaining three loans currently have sufficient collateral to satisfy the loans and consist of two completed single family residences and five residential lots.  The most recent appraisals for these loans were completed in 2009, except for one which was completed in August of 2008.

At September 30, 2009, OREO decreased by $1.9 million from December 31, 2008.  At September 30, 2009, OREO consisted of 24 properties with an average value of $175,000 down from $266,000 at December 31, 2008, when we had 23 properties.  We added 9 properties into OREO during the third quarter of 2009 at $657,000 and sold 15 properties with a basis of $3.2 million.  Our OREO balance of $4.2 million, at September 30, 2009, is comprised of 43% in the Georgetown/Myrtle Beach region, 27% in the Beaufort (Hilton Head) region, 10% in the Columbia region and 8% in the Charlotte region.

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

During the third quarter of 2009, we charged-off or wrote down an additional $2.6 million which comprised of $1.8 million on the two non-accrual loan participations and $810,000 on the two assets in OREO.   As of September 30, 2009, the carrying balance of all four assets totaled approximately $1.0 million, or sixteen cents of the original loan amount.

Increased activity by the FDIC to dispose of these assets and a known bid, along with the reduced prospect of collection drove the additional charge-offs and write downs of the above referenced assets, and therefore, the carrying value of these assets.

We have no other exposure to the Silverton bank closure other than these already reflected on our balance sheet at September 30, 2009.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $24.7 million or 1.12% of total loans outstanding at September 30, 2009, compared to $8.0 million, or 0.34% of total loans outstanding at December 31, 2008.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of the borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Service charges on deposit accounts	$4,089	$4,157	$11,493	$11,994
Mortgage banking income	1,451	507	4,846	2,777
Bankcard services income	1,278	1,247	3,750	3,679
Trust and investment services income	588	725	1,950	2,102
Securities gains	82	—	82	340
Total other-than-temporary impairment losses	(5,252)	(9,760)	(7,734)	(9,760)
Portion of impairment losses recognized in other comprehensive loss	3,048	—	4,986	—
Net impairment losses recognized in earnings	(2,204)	(9,760)	(2,748)	(9,760)
Other	307	431	1,110	1,807
Total noninterest income	$5,591	$(2,693)	$20,483	$12,939

Noninterest income increased in the third quarter of 2009 as compared to the same period in 2008.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased 186.2%, driven by an increase in service release premiums for the third quarter of 2009.  Mortgage rates have fallen influenced by the Federal Reserve’s agency bond and agency backed mortgage bond purchase program.  As a result, we have experienced increased production in secondary market mortgages compared to the third quarter of 2008.

•                  Trust and investment services income decreased 18.9%, driven by lower investment service fees.

•                  Net impairment losses recognized in earnings was lower during the third quarter of 2009 compared to the same quarter in 2008.  We recorded $2.2 million of OTTI on six pooled trust preferred securities for the three months ended September 30, 2009.  During the third quarter of 2008, we recorded OTTI on Freddie Mac preferred stock of $9.8 million (additional detailed discussion of OTTI can be found in Note 3 — Investment Securities).

•                  Other noninterest income decreased 28.8%, primarily driven by a reduction in the cash surrender value of bank-owned life insurance.

Noninterest income increased 58.3% during the nine months ended September 30, 2009 as compared to the same period in 2008.  Noninterest income was driven by a 74.5% increase in mortgage banking income and a $7.6 million decrease in OTTI from the comparable period in 2008.  Other income decreased 38.6% primarily driven by bank-owned life insurance.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Salaries and employee benefits	$10,649	$10,164	$30,685	$32,248
Net occupancy expense	1,582	1,528	4,724	4,520
Furniture and equipment expense	1,507	1,577	4,566	4,667
Information services expense	1,381	1,249	4,109	3,569
FDIC assessment and other regulatory charges	956	457	4,473	1,354
OREO expense and loan related	2,497	362	4,538	892
Advertising and marketing	579	771	1,800	2,782
Business development and staff related	367	470	1,257	1,583
Professional fees	376	597	1,367	1,638
Amortization of intangibles	131	144	394	433
Other	1,772	1,777	5,109	5,234
Total noninterest expense	$21,797	$19,096	$63,022	$58,920

Noninterest expense increased 14.1% in the third quarter of 2009 as compared to the same period in 2008.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Salaries and employee benefits expense increased 4.8%, driven mainly by a reversal of incentive based bonus compensation to all employees in the third quarter of 2008 and recording severance pay for employees leaving the bank during the third quarter of 2009.

•                  FDIC assessment and other regulatory charges increased 109.2%, driven by continued quarterly increases by the FDIC.  In September 2009, the FDIC announced a proposed rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009.  The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012.  Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods.  The prepayment does not immediately impact expense levels during 2009, but does impact our liquidity.

•                  OREO expense and loan related expense increased 589.8%, mostly driven by a $2.2 million increase in valuation losses on OREO.  We believe that our OREO expense will remain elevated and could rise as problem loans are foreclosed on and we dispose of these assets in the fourth quarter of 2009 and into 2010.

Noninterest expense increased 7.0% during the nine months ended September 30, 2009 as compared to the same period in 2008.  As in the quarter-to-quarter comparison, we experienced increases in FDIC assessment and other regulatory charges and OREO expense and loan related.  In an effort to control expense, we were able to lower the following expense categories:

•                  Salaries and employee benefits expense decreased 4.8%, driven by management’s decision to lower this expense category as in prior periods.  We continue to reduce overall salaries and employee benefits for the nine months ended September 30, 2009 as we (1) temporarily forgo paying incentive based bonus compensation and the employer match contribution to all employees participating in our 401(k) plan and (2) reduced the 15% discount for our employee stock purchase plan to 5%.

•                  Advertising and marketing expense decreased 35.3%, driven by management’s decision to reduce this expense category.

•                  Business development and staff related decreased 20.6%, as our employees from all levels of the company have worked to reduce spending on outside employee training and travel.

•                  Professional fees decreased 16.5%, driven by lower consulting and non-loan legal expense.

We were able to partially offset the combined $6.8 million increase in FDIC assessment and other regulatory charges by the $3.1 million combined decreases in salaries and employee benefits expense, advertising and marketing expense, business development and staff related, and professional fees.

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at year end.  As of September 30, 2009, the investment in FHLB stock represented approximately $9.0 million, or 0.32% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

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

•                  In the first and second quarter of 2009, we considered the fact that the FHLB did not make any dividend payments (distributions) in the fourth quarter of 2008 and would not make any dividend determinations until after the end of each quarter when quarterly results were known; however, this investment was not made for receipt of dividends or stock growth, but for the purpose and right to receive advances (funding).  Further, we deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s second and third quarter results, the FHLB announced on August 12, 2009 and October 30, 2009 a dividend payment for the second quarter and third quarter, respectively.

For the reasons above, we have concluded that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2009 and ultimate recoverability of the par value of this investment is probable.

Income Tax Expense

Our effective income tax rate decreased to 34.0% at September 30, 2009 compared to 34.9% at September 30, 2008.  The slightly lower effective tax rate in 2009 is reflective of changes in various permanent differences, and a decrease in the effective rate projected for fiscal year 2009 compared to 2008.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends, and more recently raising additional common equity in the capital markets.  As of September 30, 2009, shareholders’ equity was $281.8 million, an increase of $36.9 million, or 15.1%, from $244.9 million at December 31, 2008.  The increase reflects the issuance of 1,356,500 shares of common stock in a public offering during the second quarter of 2009 raising approximately $29.2 million in proceeds.  Excluding the common stock issuance, shareholders’ equity increased $7.6 million, or 3.1%, from December 31, 2008.  Shareholders’ equity has increased $62.2 million, or 28.3%, from $219.6 million at September 30, 2008.  The quarter-to-quarter comparison reflects the issuance of net proceeds of $26.8 million, or 1,010,000 common shares, in equity to certain accredited investors in a private placement transaction in the fourth quarter of 2008 and public offering of common stock in the second quarter of 2009.  Excluding common stock issuances, shareholders’ equity increased 2.8%, or $6.2 million, from September 30, 2008.  Our equity-to-assets ratio increased to 10.15% at September 30, 2009 from 7.94% at the end of the comparable period of 2008.

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

	September 30,	December 31,	September 30,
Capital Adequacy Ratios	2009	2008	2008

Tier 1 risk-based capital	12.28%	10.42%	9.34%
Total risk-based capital	14.22%	12.34%	11.28%
Tier 1 leverage	9.67%	8.54%	7.46%

Compared to December 31, 2008, our Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios have increased primarily because of the public offering to raise common equity in the second quarter of 2009.  Our capital ratios are currently in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

After evaluating our capital position and discussions with our primary regulators, during the second quarter of 2009, we redeemed all of our shares of Series T Preferred Stock, which was issued to the Treasury as part of the Treasury’s Capital Purchase Program. This redemption of our Series T Preferred Stock was made with our currently available cash resources.  In addition, we purchased the warrant issued to the Treasury in connection with the Capital Purchase Program transaction.

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

Several factors contributed to the increase in our liquidity position at September 30, 2009 from our position at December 31, 2008.  In the first nine months of 2009, our loan portfolio has declined by approximately $106.7 million, or about 4.6%.  We also have allowed a net decline in our investment securities portfolio primarily through not replacing prepayments, calls and some maturities of securities during the first nine months of the year.  This has provided approximately $10.0 million in additional liquidity.  In addition, over the last five months of 2009, we increased our correspondent relationships with a select group of smaller financial institutions and thereby have significantly increased our liquidity and funding sources.  As a result of the increase in our liquidity position, at September 30, 2009 we had total cash and cash equivalents of $175.4 million as compared to $49.5 million at December 31, 2008 and $79.7 million at September 30, 2008.

In the first nine months of 2009, we decreased deposits as we allowed certificates of deposits to decline and the total balance of non-deposit sources of funding slightly increased compared to the balances at December 31, 2008.  At September 30, 2009, we had no brokered deposits, a reduction from $110.0 million at December 31, 2008, and the difference was largely made up by the loan portfolio run-off and decline in our investment securities portfolio.  Compared to the third quarter of 2008, we decreased deposits and decreased non-deposit sources of funding, especially other borrowings.  Other borrowings declined due to repayments of FHLB Atlanta borrowings.  To the extent that we do employ such non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our bank’s federal funds sold position, if any, serves as the primary source of immediate liquidity.  At September 30, 2009, our bank had total federal funds credit lines of $335.0 million with no advances.  If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2009, our bank had $92.8 million credit available at the Federal Reserve Bank’s discount window, but had no advances as of the end of the third quarter of 2009.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  At September 30, 2009, our bank had a total FHLB credit facility of $159.1 million with total advances of $107.1 million.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan provides several potential stages based on liquidity levels.  Our board of directors reviews liquidity benchmarks quarterly.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  Our bank maintains various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our banks would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our banks.  This could increase our bank’s cost of funds, impacting net interest margins and net interest spreads.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2009, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $76.8 million at September 30, 2009. Based on these criteria, we had three such credit concentrations at September 30, 2009, including $288.6 million of loans to borrowers engaged in other activities related to real estate, $91.7 million of loans to religious organizations and $81.3 million of loans to lessors of nonresidential buildings.

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

•                  Liquidity risk affecting our bank’s ability to meet its obligations when they come due;

•                  Price risk focusing on changes in market factors that may affect the value of financial instruments which are “marked-to-market”periodically;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2009 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	—		$—	—	147,872
August 1 - August 31	5,343	*	27.48	—	147,872
September 1 - September 30	—		—	—	147,872

Total	5,343			—	147,872

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2009	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: November 9, 2009	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President and
Chief Financial Officer

Date: November 9, 2009	/s/ Karen L. Dey
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