Form 10-K
period 2009-12-31
SCBT FINANCIAL CORP
filed 2010-03-12
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $287,258,000 based on the closing sale price of $23.69 per share on June 30, 2009. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 5, 2010 was 12,744,633.

Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14.

SCBT Financial Corporation
Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

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

 PART I

Item 1.    Business.

        SCBT Financial Corporation ("SCBT"), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We were formerly named First National Corporation until February 2004. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiary, SCBT, N.A. (which we sometimes refer to as "our bank" or "the bank"), a national bank that opened for business in 1934. We operate as South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont ("Piedmont") and North Carolina Bank and Trust ("NCBT"). Piedmont and NCBT are both divisions of SCBT, N.A.

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

        Our bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 48 financial centers in 16 South Carolina counties and Mecklenburg County of North Carolina, and has served the Carolinas for more than seventy-five years. At December 31, 2009, we had approximately $2.7 billion in assets, $2.2 billion in loans, $2.1 billion in deposits, $282.8 million in shareholders' equity, and market capitalization of $352.8 million.

        We began operating in 1934 in Orangeburg, South Carolina and have maintained our ability to provide superior customer service while also leveraging our size to offer many products more common to super-regional banks. We have pursued a growth strategy that relies primarily on organic growth, supplemented by the acquisition of select financial institutions or branches in certain market areas.

        In recent years, we have continued to grow our business in South Carolina, and have expanded into North Carolina and Georgia, as highlighted below:

  •
  Subsequent to year-end on January 29, 2010—acquired all of the deposits excluding brokered deposits, certain other borrowings, and certain assets of Community Bank & Trust ("CBT"), a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction. The transaction added 38 locations, including 36 banking, 1 trust office, and 1 loan production office ("LPO") in North Georgia. CBT operates as a division of SCBT, N.A.

  •
  November 2009—our Wealth Management department hired the former Wachovia regional executive team to lead our entry into the Spartanburg, South Carolina market.

  •
  November 2009—opened a full-service branch in Mt. Pleasant, South Carolina which replaced an LPO located on Daniel Island, South Carolina.

  •
  December 2008—opened a full-service branch on James Island, South Carolina.

  •
  December 2008—opened a full-service branch in Irmo, South Carolina to replace the limited-service branch.

  •
  December 2008—merged Piedmont into our bank and continued to operate as South Carolina Bank and Trust of the Piedmont, a division of SCBT, N.A.

  •
  November 2008—merged The Scottish Bank ("TSB") into our bank and began operating as NCBT, a division of SCBT, N.A.

  •
  November 2007—acquired TSB Financial Corporation, Inc. and its wholly-owned subsidiary, TSB. On December 3, 2007, we converted TSB from a North Carolina state-chartered bank to a national association. TSB has four full-service branch locations and an LPO in the following Charlotte, North Carolina market areas: South Park, Myers Park, Cotswold, Mint Hill, and Cornelius (the LPO).

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

Withstanding Market Turbulence

        Despite the turbulence in financial markets and the financial services industry, we believe that our credit quality measures continue to outperform those of the majority of our primary competitors in North and South Carolina. We attribute this historical performance to sound credit underwriting and risk selection, as well as our approach of hiring experienced financial services professionals in the markets in which we operate. Generally, hiring bankers in the markets in which we operate has enabled us to further our growth without experiencing significant credit quality related losses like many other financial institutions of similar size or that operate in our market areas.

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

Territory Served and Competition

        We serve customers and conduct our business through the Bank from forty-eight financial centers in sixteen South Carolina counties and Mecklenburg County of North Carolina. Piedmont and NCBT are both divisions of SCBT, N.A. Piedmont operates from six financial centers in two South Carolina counties and NCBT operates from three financial centers in Mecklenburg County of North Carolina. We also recently expanded our business into northeast Georgia with the acquisition of all of the deposits excluding brokered deposits, certain other borrowings, and certain other assets of CBT. CBT operates from 38 locations in 10 Georgia counties.

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

Employees

        As of December 31, 2009, our bank had 700 full-time equivalent employees compared to 692 as of the same date in 2008. We consider our relationship with our employees instrumental to the success of our business. We provide our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition), and a 401(k) plan with employer match. Effective April 1, 2009, we temporarily suspended the employer match contribution to all participants in the plan. Effective January 1, 2010, we reinstated the employer match so that participating employees would receive a 50% matching of their 401(k) plan contribution, up to 4% of salary.

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

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our bank is organized as a national banking association. It is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, SCBT and our Bank are subject to regulation (and in certain cases examination) by the FDIC, other federal regulatory agencies, the South Carolina State Board of Financial Institutions (the "State Board") and the North Carolina Office of the Commissioner of Banks. The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and its subsidiary bank.

        Under the Bank Holding Company Act (the "BHC Act"), our activities and those of our subsidiary bank are limited to banking, managing or controlling banks, furnishing services to or performing services for our subsidiary bank, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, under South Carolina law, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

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

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 13, "Insurance of Deposits");

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable. During the second quarter of 2009, we repurchased from the U.S. Treasury the preferred stock and common stock warrant that we issued to it on January 16, 2009 (see below and "Note 28—Participation in U.S. Treasury Capital Purchase Program" on page F-64);

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the "TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  The Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2013 for noninterest-bearing transaction accounts

      (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

    •
    The Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

  •
  In December 2008, we decided to participate in the TLGP's enhanced deposit insurance program. As a result of the enhancements to deposit insurance protection and the demands on the FDIC's deposit insurance fund, our deposit insurance costs increased significantly during 2009.

  •
  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

  •
  A capital assistance program that invested in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

  •
  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

  •
  A public-private investment fund program that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions; and

  •
  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

  •
  On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") became law. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and increases or extends certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's TARP.

  •
  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate programs, addressing two distinct asset groups:

  •
  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans;

      however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

    •
    The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. In July 2009, Treasury selected nine public-private investment fund managers for the Legacy Securities PPIP. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

  •
  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

  •
  In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. See page 13 under "Insurance of Deposits" for more information.

        Although it is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program

        As discussed above, under TARP authorized by the EESA, the U.S. Treasury established the CPP providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On January 16, 2009, pursuant to the CPP, SCBT sold 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant to acquire 303,083 shares of common stock (the "Warrant") to the U.S. Treasury for aggregate consideration of $64.8 million. On May 20, 2009, we entered into a repurchase letter agreement with the U. S. Treasury, pursuant to which we repurchased all 64,779 shares of its Series T Preferred Stock for an aggregate purchase price of approximately $64.8 million, which included accrued and unpaid dividends of approximately $45,000. On June 24, 2009, we entered into an agreement with the U.S. Treasury to repurchase the Warrant for a purchase price of $1.4 million. As a result of the Warrant repurchase, we have repurchased all securities issued to the U.S. Treasury under the CPP.

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

        As of December 31, 2009 and 2008, SCBT and our subsidiary bank had the following leverage ratios and total risk-based capital ratios:

	December 31,
(In percent)	2009	2008
Tier 1 Leverage Ratios
SCBT Financial Corporation	9.89	8.54
SCBT, N.A.	9.79	8.38
Total Risk-Based Capital
SCBT Financial Corporation	14.42	12.34
SCBT, N.A.	14.28	12.14

        The FDICIA, among other items, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The FDICIA also imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan (see "Obligations of Holding Company to its Subsidiary Banks," on page 7). In addition, the FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation. The FDICIA permits regulatory action against a financial institution that does not meet such standards.

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

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 45 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments will take into account each institution's reliance on secured liabilities and brokered deposits. This will result in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $1.3 million to the FDIC during the second quarter 2009.

        In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods. The prepayment does not immediately impact expense levels during 2009, but does impact our liquidity. At December 31, 2009, the Company had a prepaid assessment to the FDIC of $11.2 million. As a result of these factors, our FDIC general assessment rates in 2009 increased.

        FDIC insured institutions are required to pay a Financing Corporation assessment, to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

        From time to time, bills come before the United States Congress and in the North Carolina, South Carolina, and Georgia state legislatures that in certain cases contain wide-ranging proposals for altering the structure, regulation, and competitive relationships of financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected.

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

Proposed Legislation and Regulatory Action

        Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled "Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation" (the "Proposal") which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following six key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

        The Proposal includes the creation of a new federal government agency, the National Bank Supervisor ("NBS") that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

        The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the bank. There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

        The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency ("CFPA") would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a "floor" and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

        On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

        New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Executive Officers of SCBT

        Executive officers of SCBT are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions with SCBT over the past five years, and terms of office as of March 1, 2010, are as follows:

Name (age)	Position and Five Year History with SCBT	With SCBT Since
Robert R. Hill, Jr. (43)	President, Chief Executive Officer and Director President and Chief Operating Officer of South Carolina Bank and Trust (2004–1999)	1995
John C. Pollok (44)	Senior Executive Vice President and Chief Operating Officer Chief Financial Officer (2007–2010)	1996
Donald E. Pickett (49)	Executive Vice President and Chief Financial Officer	2010
Joe E. Burns (55)	Senior Executive Vice President and Chief Risk Officer Chief Credit Officer (2000–2009)	2000
John F. Windley (57)	President, South Carolina Bank and Trust Regional President, South Carolina Bank and Trust (2006–2002)	2002
Thomas S. Camp (58)	Division President and Chief Executive Officer, South Carolina Bank and Trust of the Piedmont	1998
Dane H. Murray (60)	Senior Executive Vice President and Division Head of Lowcountry and Orangeburg Regions	1971

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

        Negative developments that began in the latter half of 2007, became more severe during 2008 and 2009 and have continued in 2010 in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have shown deterioration at our bank and at many other institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, EESA and the U.S. Treasury Department's CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry, the domestic and international credit markets, and the economy in general and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and materially and adversely impact our results of operations and financial condition. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

        At December 31, 2009, we had 39 securities available for sale in an unrealized loss position, which totaled $6.6 million. The majority of our unrealized loss position resulted from eight pooled trust preferred securities ("TRUPs"). These TRUPs had a $5.8 million unrealized loss position as of December 31, 2009, which was affected by continued trouble in credit and capital markets and the continued deterioration in earnings and credit quality of financial institutions participating in these pooled trust preferred securities.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury announced the CPP under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. In addition, the FDIC created the TLGP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation's banking system.

        On February 17, 2009, the Recovery Act was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's TARP, which includes programs such as the CPP in which we participate.

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

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2009, we had approximately 12,700 loans secured by real estate with an average loan balance of approximately $150,000. At December 31, 2009, we had approximately 26,100 total loans with an average loan balance of approximately $84,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

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

        As of December 31, 2009, our outstanding commercial real estate loans were equal to 251.1% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Our business is predominately in three states, South Carolina, Mecklenburg County of North Carolina, and Northeast Georgia; therefore, continuation of the economic downturn in South Carolina, this North Carolina County, and Northeast Georgia could negatively impact results from operations and financial condition.

        Because of our concentration of business in the southeast, continuation of the economic downturn in that particular region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in these regions, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 86.7% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our geographic footprint could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Liquidity needs could adversely affect our results of operations and financial condition.

        The primary sources of our bank's funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may decide to make future acquisitions, which could dilute current shareholders' stock ownership and expose us to additional risks.

        In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and/or branch locations to expand SCBT, including potential acquisitions of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

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

        Any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions requires us, through our bank subsidiary, to enter into a Purchase & Assumption Agreement (the "P&A Agreement") with the FDIC. The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is extremely limited. P&A Agreements typically provide (as did the P&A Agreement related to our acquisition of deposits excluding brokered deposits, certain other borrowings and certain assets from CBT) for limited disclosure about, and limited indemnification for, risks associated with the target banks. There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses in connection with any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. In any future P&A Agreements we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank's assets acquired are less than a stated threshold. The P&A Agreement related to our acquisition of deposits excluding brokered deposits, certain borrowings and certain assets from CBT included such a true-up provision.

        In addition, the FDIC bid process for failed depository institutions is competitive. We cannot provide any assurances that we will be successful in bidding for any target bank or for other failed depository institutions in the future.

We may be exposed to difficulties in combining the operations of acquired businesses such as those of Community Bank & Trust in Northeast Georgia into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business, such as the business of CBT, from which we assumed all deposits excluding brokered deposits and purchased certain other assets on January 29, 2010 through an FDIC assisted transaction.

In addition, the markets and industries in which SCBT and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to SCBT not achieving the expected benefits from its acquisitions within desired time frames.

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

        Our primary policy is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2009, the earnings simulations indicated that the impact of a 200 basis point decrease in rates over 12 months would result in an approximate 0.08% increase in net interest income—as compared with a base case unchanged interest rate environment. As a result of the current rate environment with federal funds rates between zero and 25 basis points, our simulation does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is slightly asset sensitive to the indicated change in interest rates over a one-year horizon.

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

        In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

        The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.

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

        As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. The Company's deposit insurance assessments expense totaled $5.0 million for the year ended December 31, 2009, including a one-time special assessment of $1.3 million. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the FDIC's new liquidity guarantee program, the deposit insurance premium assessments paid by all banks has increased. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank. At December 31, 2009, the Company prepaid to the FDIC $11.2 million under the November 2009 final rule requiring a prepayment of the next three years' assessments, which amount we carried as a prepaid asset as of December 31, 2009.

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

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America, the General Assembly of the State of South Carolina, the General Assembly of the State of North Carolina, and the General Assembly of the State of Georgia. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury announced its CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank" above.

Risks Related to an Investment in Our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC. If our bank is not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future. See above "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank".

We may issue additional shares of stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2009, we had 12,739,533 shares of common stock outstanding and had reserved for issuance 348,575 shares underlying options that are or may become exercisable at an average price of $27.84 per share. In addition, as of December 31, 2009, we had the ability to issue 238,415 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. In addition, as of December 31, 2009, we had no shares of preferred stock outstanding. Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

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

        Although our common stock is listed for trading in The NASDAQ Global Select MarketSM, the trading volume in our common stock is lower than that of other larger financial services companies.

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

        As of December 31, 2009, we had outstanding options to purchase 348,575 shares of our common stock at a weighted average exercise price of $27.84 per share. All of these options are held by our current or former executive officers, directors, and employees. Also, as of December 31, 2009, we had the ability to issue options and restricted stock to purchase an additional 238,415 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of our shareholders' ownership of our common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The Midlands region lead branch of SCBT, N.A., is also located in this approximately 57,000 square-foot building. The main offices of SCBT, N.A. are in a four-story facility with approximately 48,000 square feet of space for operating and administrative purposes, located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. NCBT, a division of SCBT, N.A., leases approximately 13,000 square feet in a building located at 6525 Morrison Boulevard, Charlotte, North Carolina. In addition to these main locations, our bank owns forty-two other properties and leases twenty-two other properties, all of which are used, substantially, as branch locations or for housing other operational units.

        Subsequent to year-end, on January 29, 2010, we entered into a purchase and assumption agreement ("P&A Agreement") with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of CBT. The main offices of CBT are located in a 12,000 square-foot facility at 448 North Main Street, Cornelia, Georgia. We did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A Agreement. However, we have the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the P&A Agreement.

        Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3.    Legal Proceedings.

        We are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business as of December 31, 2009 and the date of this Form 10-K.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  (a)
  The table below describes historical information regarding our common equity securities:

	2009	2008	2007	2006	2005
Stock Performance
Dividends per share	$0.68	$0.68	$0.68	$0.68	$0.68
Dividend payout ratio	74.66%	40.93%	29.17%	30.88%	34.29%
Dividend yield (based on the average
of the high and low for the year)	2.67%	1.90%	1.94%	1.81%	2.14%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	37.42x	22.70x	13.65x	19.39x	17.29x
Price/book ratio (end of year)	1.25x	1.58x	1.50x	2.25x	1.95x
Common Stock Statistics
Stock price ranges:
High	$34.37	$45.24	$40.84	$42.93	$34.94
Low	16.53	26.25	28.29	32.38	28.50
Close	27.69	34.50	31.67	41.73	33.42
Volume traded on exchanges	11,219,700	8,098,600	4,359,700	2,510,900	2,202,700
As a percentage of average shares outstanding	92.07%	75.65%	42.91%	28.89%	27.09%
Earnings per share, basic	$0.74	$1.53	$2.33	$2.17	$1.95
Earnings per share, diluted	0.74	1.52	2.32	2.15	1.93
Book value per share	22.20	21.77	21.17	18.57	17.17

        In reference to the table above, per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on March 9, 2007. Also, we pay cash dividends on common shares out of earnings generated by SCBT in the preceding quarter; therefore, our dividend payout ratio is calculated by dividing total dividends paid during 2009 by the total net income available to common shareholders reported in the fourth quarter of 2008, first quarter of 2009, second quarter of 2009 and third quarter of 2009.

Quarterly Common Stock Price Ranges and Dividends

	Year Ending December 31, 2009			Year Ending December 31, 2008
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$34.37	$16.53	$0.17	$34.83	$26.96	$0.17
2nd	26.76	19.68	0.17	36.39	28.40	0.17
3rd	28.83	20.58	0.17	45.24	26.25	0.17
4th	28.36	25.14	0.17	38.00	29.45	0.17

        As of March 5, 2010, we had issued and outstanding 12,744,633 shares of common stock which were held by approximately 5,400 shareholders of record. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol "SCBT."

        We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our bank subsidiary. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of our bank's respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2009, approximately $23.0 million of our bank's retained earnings were available for distribution to SCBT as dividends without prior regulatory approval. For the year ended December 31, 2009, our bank paid dividends of approximately $8.2 million to SCBT. We anticipate that we will continue to pay comparable cash dividends from our bank to SCBT in the future, however, this is evaluated each quarter.

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1–October 31	2,841	*	$25.77	—	147,872
November 1–November 30	267	*	26.00	—	147,872
December 1–December 31	1,469	*	27.82	—	147,872

Total	4,577			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for SCBT Financial Corporation:

(Dollars in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data Period End
Assets	$2,702,188	$2,766,710	$2,597,183	$2,178,413	$1,925,856
Loans, net of unearned income*	2,203,238	2,316,076	2,083,047	1,760,830	1,535,901
Investment securities	211,112	222,227	258,309	210,391	182,744
Goodwill and other intangible assets	65,696	66,221	65,618	35,679	36,068
Deposits	2,104,639	2,153,274	1,927,889	1,706,715	1,473,289
Nondeposit borrowings	306,139	349,870	440,046	293,521	294,420
Shareholders' equity	282,819	244,928	215,065	161,888	148,403
Number of common shares outstanding	12,739,533	11,250,603	10,160,432	8,719,146	8,644,883
Book value per common share	22.20	21.77	21.17	18.57	17.17
Tangible book value per common share	17.04	15.88	14.71	14.47	12.98
Annualized Performance Ratios
Return on average assets	0.48%	0.58%	0.95%	0.97%	1.00%
Return on average equity	4.66	7.00	12.42	12.72	13.19
Return on average tangible equity	6.18	10.26	16.28	16.83	15.40
Net interest margin (taxable equivalent)	4.05	3.83	3.85	3.91	4.04
Efficiency ratio	61.17	63.17	65.31	63.80	64.88
Dividend payout ratio	74.66	40.93	29.17	30.88	34.29
Asset Quality Ratios
Allowance for loan losses to period end loans	1.70%	1.36%	1.28%	1.29%	1.30%
Allowance for loan losses to period end nonperforming loans	75.38	211.34	419.22	492.14	468.74
Nonperforming assets to period end loans and repossessed assets	2.40	0.91	0.33	0.30	0.32
Nonperforming assets to period end total assets	1.96	0.76	0.27	0.24	0.24
Net charge-offs to average loans **	0.92	0.26	0.13	0.16	0.16
Capital Ratios
Equity to assets	10.47%	8.85%	8.28%	7.43%	7.71%
Tangible equity to tangible assets	8.24	6.62	5.90	5.89	5.94
Tier 1 leverage ratio	9.89	8.54	8.42	8.11	8.58
Tier 1 risk-based capital	12.47	10.42	9.64	10.11	10.25
Total risk-based capital	14.42	12.34	10.89	11.36	11.45
Other Data
Number of financial centers	48	50	50	45	41
Number of employees (full-time equivalent basis)	700	692	701	634	590

*
—Excludes loans held for sale.

**
—For comparability, net charge-offs to average loans at December 31, 2005 includes estimated automated overdraft protection ("AOP") principal net charge-offs (see Table 12—Summary of Loan Loss Experience on page 55 for further disclosure).

        The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

	2009	2008	2007	2006	2005
Tangible book value per common share
Tangible book value per common share (non-GAAP)	$17.04	$15.88	$14.71	$14.47	$12.98
Effect to adjust for tangible assets	5.16	5.89	6.46	4.10	4.19

Book value per common share (GAAP)	22.20	21.77	21.17	18.57	17.17

Return on average tangible equity
Return on average tangible equity (non-GAAP)	6.18%	10.26%	16.28%	16.83%	15.40%
Effect to adjust for tangible assets	(1.52)	(3.26)	(3.86)	(4.11)	(2.21)

Return on average equity (GAAP)	4.66	7.00	12.42	12.72	13.19

Tangible equity to tangible assets
Tangble equity to tangible assets (non-GAAP)	8.24%	6.62%	5.90%	5.89%	5.94%
Effect to adjust for tangible assets	2.23	2.23	2.38	1.54	1.77

Equity to assets (GAAP)	10.47	8.85	8.28	7.43	7.71

        The tangible measures above are non-GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also add back the after-tax amortization of intangibles to GAAP basis net income. Management believes that these non-GAAP tangible measures provide additional useful information, particularly since these measures are widely used by industry analysts for companies with prior merger and acquisition activities. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the company's results or financial condition as reported under GAAP.

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2009	2008	2007	2006	2005
Summary of Operations
Interest income	$141,798	$156,075	$149,199	$127,808	$90,568
Interest expense	37,208	60,298	68,522	54,281	28,710

Net interest income	104,590	95,777	80,677	73,527	61,858
Provision for loan losses	26,712	10,736	4,384	5,268	4,907

Net interest income after provision for loan losses	77,878	85,041	76,293	68,259	56,951
Noninterest income	26,246	19,049	27,359	23,962	21,549
Noninterest expense	83,646	79,796	71,402	62,132	54,022

Income before provision for income taxes	20,478	24,294	32,250	30,089	24,478
Provision for income taxes	6,883	8,509	10,685	10,284	7,823

Net income	13,595	15,785	21,565	19,805	16,655
Preferred stock dividends	1,115	—	—	—	—
Accretion on preferred stock discount	3,559	—	—	—	—

Net income available to common shareholders	$8,921	$15,785	$21,565	$19,805	$16,655

Earnings Per Common Share
Net income available to common shareholders, basic	$0.74	$1.53	$2.33	$2.17	$1.95
Net income available to common shareholders, diluted	0.74	1.52	2.32	2.15	1.93
Cash dividends	0.68	0.68	0.68	0.68	0.68

        In reference to the table above, net income per share data have been retroactively adjusted to give effect to 5% common stock dividend paid to shareholders of record on March 9, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes SCBT Financial Corporation and its subsidiary's results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008, and also analyzes our financial condition as of December 31, 2009 as compared to December 31, 2008. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

        We achieved positive operating results during 2009, even though our earnings declined during the year compared to 2008. We continued to experience pressures from the deteriorating U.S. economy and the economies in our markets. Consolidated net income available to common shareholders decreased 43.5% to $8.9 million for the year ended December 31, 2009 driven by a 148.8% increase in provision for loan losses to $26.7 million during 2009, $5.0 million in other than temporary impairment charges related to pooled trust preferred securities and $4.7 million in preferred stock dividends and accretion on preferred stock discount related to repurchasing the preferred stock from the U.S. Treasury in the second quarter of 2009, and a $3.6 million increase in FDIC assessment and other regulatory charges during the year. Diluted earnings per share decreased 51.3% to $0.74 for the year ended December 31, 2009 as compared to $1.52 for the year ended December 31, 2008. Our net interest income increased 9.2% to $104.6 million related to declines in interest rates paid on deposits as certificates of deposit balances re-priced lower during the year. Interest income decreased 9.1% while interest expense decreased 38.3% for the year ended December 31, 2009 compared to the same period in 2008.

        Nonperforming assets ("NPAs") increased to $52.9 million at December 31, 2009 up from $21.1 million at December 31, 2008. NPAs as a percentage of loans and repossessed assets increased to 2.40% at December 31, 2009 as compared to 0.91% at December 31, 2008 and 1.96% at September 30, 2009. NPAs to total assets at December 31, 2009 were 1.96% compared to 0.76% at the end of 2008 and 1.56% at the end of the third quarter of 2009. The increase continues to reflect the pressure within the real estate market and within the U.S. economy as a whole. The allowance for loans losses represented 1.70% of total period-end loans at $37.5 million. The current allowance for loan losses provides 0.75 times coverage of period-end nonperforming loans. Nonperforming loans totaled $49.7 million, representing 2.26% of period-end loans.

        Our noninterest income increased during 2009, resulting primarily from an 89.6% increase in mortgage banking income. Our noninterest expense increased during 2009, resulting from a $3.6 million increase in FDIC assessments and other regulatory charges and a $3.9 million increase in OREO expense and loan related expense. We continue to focus on lowering our efficiency ratio. Our efficiency ratio was 61.17% at December 31, 2009 as compared to 63.17% at December 31, 2008.

        On January 16, 2009, we completed the sale of $64.8 million in preferred stock and a warrant to the U.S. Treasury as part of the government's TARP CPP. We issued to the U.S. Treasury 64,779 shares of Series T Preferred Stock and a ten-year warrant to purchase up to 303,083 shares of our common stock (the "Warrant") at an initial exercise price of $32.06 per share. On May 20, 2009, we repurchased all of the shares of Series T Preferred Stock issued to the U.S. Treasury. As a result, we recorded a $3.3 million accelerated deemed dividend on the preferred stock to account for the difference between the original purchase price for the preferred stock and its redemption price. On June 24, 2009, we paid the U.S. Treasury $1.4 million to repurchase the Warrant. With the repurchase of the Warrant, we have repurchased all securities issued to the U.S. Treasury under the CPP.

        We continue to remain well-capitalized with a total risk-based capital ratio of 14.42% as of December 31, 2009. The increase from the prior year reflected additional capital of $29.2 million raised in a public offering of common stock in May 2009. We believe our current capital ratios position us well during this time of continued economic uncertainty.

        Subsequent to December 31, 2009, our wholly-owned subsidiary, SCBT, N.A., entered into a definitive purchase and assumption agreement (the "P&A Agreement") with the Federal Deposit

Insurance Corporation (the "FDIC"), pursuant to which SCBT, N.A. assumed all of the deposits, certain other borrowings and certain assets of Community Bank & Trust, a commercial bank headquartered in Cornelia, Georgia. Based on December 31, 2009 balances, we purchased total assets of approximately $1.0 billion, including loans of approximately $771.5 million, and total liabilities assumed were approximately $1.1 billion, including approximately $1.0 billion in deposits. Pursuant to the P&A Agreement, we received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium for the deposits assumed. The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and SCBT, N.A. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount. If ultimate losses on these assets are less than $233.0 million, then we may share a portion of the difference with the FDIC pursuant to a true-up provision in the P&A Agreement. For further disclosure, see Note 30—Subsequent Events on page F-65 to the consolidated financial statements.

        At December 31, 2009, we had $2.7 billion in assets and 700 full-time equivalent employees. Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Government Actions

        Please see the caption "Government Actions" under PART I, Item 1 Business on page 8.

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

Allowance for Loan Losses

        The allowance for loan losses reflects the estimated losses that will result from the inability of our bank's borrowers to make required loan payments. In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses. See "Allowance for Loan Losses" in this MD&A and "Allowance for Loan Losses" in Note 1 to the audited consolidated financial statements for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

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

        Our stock price has historically traded above its book value and tangible book value. However, during the year ended December 31, 2009, our stock price occasionally traded below book value, but always above tangible book value. During 2009, the lowest trading price for our stock was $16.53, and the stock price closed on December 31, 2009 at $27.69, above book value and tangible book value. In the event our stock were to trade below its book value at any time during the reporting period, we would perform an evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. We evaluated the carrying value of goodwill as of April 30, 2009, our annual test date, and determined that no impairment charge was necessary. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. In situations where it is "more likely than not" that a deferred tax asset is not realizable, a valuation allowance is recorded. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary.

Other-Than-Temporary Impairment ("OTTI")

        We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. See page 47 "Available-for-sale" for further discussion.

Recent Accounting Standards and Pronouncements

        For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled "Summary of Significant Accounting Policies."

Results of Operations

        Consolidated net income available to common shareholders decreased by $6.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease reflects a higher provision for loan losses throughout the year and an accelerated deemed dividend on the repurchase of preferred shares during the second quarter of 2009. Below are key highlights of our results of operations during 2009:

  •
  Consolidated net income available to common shareholders decreased 43.5% to $8.9 million in 2009 compared with $15.8 million in 2008 and $21.6 million in 2007, which reflects a decrease of 26.8% in 2008 compared to 2007.

  •
  Basic earnings per common share decreased 51.6% to $0.74 in 2009 compared with $1.53 in 2008 and $2.33 in 2007.

  •
  Diluted earnings per common share decreased 51.3% to $0.74 in 2009 compared with $1.52 in 2008 and $2.32 in 2007.

  •
  Book value per common share was $22.20 at the end of 2009, an increase from $21.77 at the end of 2008 and $21.17 at the end of 2007.

  •
  Return on average assets decreased to 0.48% in 2009, compared with 0.58% in 2008 and 0.95% in 2007. Our return on average assets was affected by a slight increase in average total assets and lower net income caused primarily by a 148.8% increase in the provision for loan losses for the year ended December 31, 2009 compared to December 31, 2008.

  •
  Return on average shareholders' equity decreased to 4.66% in 2009, compared with 7.00% in 2008 and 12.42% in 2007. The decrease reflected the impact of lower net income for the year ended December 31, 2009 and the issuance of 1,356,500 common shares in a public offering in May 2009.

  •
  Dividend payout ratio increased to 74.66% for the year ended December 31, 2009 compared with 40.93% in 2008 and 29.17% in 2007. The increase from 2008 to 2009 reflects lower net income available to common shareholders for the year ended December 31, 2009 related to a higher provision for loan losses during the year, an accelerated deemed dividend on the repurchase of preferred shares during the second quarter of 2009, and cash dividends paid on the preferred shares during the first and second quarters of 2009.

  •
  Equity to assets ratio increased to 10.47% at December 31, 2009 compared with 8.85% in 2008 and 8.28% in 2007.

        The higher provision for loan losses for the year ended December 31, 2009 as compared to the same period in 2008 was partially offset by higher net interest income. A decline in the average rate of interest-bearing liabilities of 107 basis points mostly drove net interest income to increase by $8.8 million, or 9.2%, during 2009. The average balance of interest-earning assets grew slightly by $80.5 million, or 3.2%; however, the 56 basis point decline in the average yield drove total interest income to decrease by $14.3 million, or 9.1%. The lower total interest income resulted from the decline in the average yield on the loan portfolio during a falling interest rate environment. The average balance of interest-bearing liabilities remained comparable to the prior year ended December 31, 2008, with a decline in the average rate on certificates and other time deposits driving total interest expense lower. Overall, the lower net interest income resulted from average rates on interest-bearing liabilities declining more quickly than average yields on interest-earning assets.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2009 and 2008.

Table 1—Quarterly Results of Operations (unaudited)

	2009 Quarters				2008 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$34,473	$35,020	$35,857	$36,448	$38,094	$38,958	$38,489	$40,534
Interest expense	7,281	8,639	9,838	11,450	13,450	14,301	14,927	17,620

Net interest income	27,192	26,381	26,019	24,998	24,644	24,657	23,562	22,914

Provision for loan losses	10,158	6,990	4,521	5,043	4,374	2,785	2,332	1,245
Noninterest income	5,763	5,591	7,761	7,131	6,110	(2,693)	8,127	7,505
Noninterest expense	20,624	21,797	21,038	20,187	20,876	19,096	19,695	20,129

Income before income taxes	2,173	3,185	8,221	6,899	5,504	83	9,662	9,045
Income taxes	654	1,014	2,836	2,379	1,955	(41)	3,513	3,082

Net income	1,519	2,171	5,385	4,520	3,549	124	6,149	5,963
Preferred stock dividends	—	—	450	665	—	—	—	—
Accretion on preferred stock discount	—	—	3,410	149	—	—	—	—

Net income available to common shareholders	$1,519	$2,171	$1,525	$3,706	$3,549	$124	$6,149	$5,963

Earnings Per Common Share
Net income available to common
shareholders, basic	$0.12	$0.17	$0.13	$0.33	$0.33	$0.01	$0.61	$0.59
Net income available to common
shareholders, diluted	0.12	0.17	0.13	0.33	0.32	0.01	0.60	0.58
Cash dividends	0.17	0.17	0.17	0.17	0.17	0.17	0.17	0.17

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

        The Federal Reserve's Federal Open Market Committee's Fed funds remained at a target range of zero to 0.25% for the year ended December 31, 2009. We continued to reduce rates on all of our deposit products in early 2009 in line with the historically low Fed funds target. The reductions in the rates on interest-bearing liabilities contributed to higher net interest income for 2009 as compared to 2008. The re-pricing of our certificates of deposits to lower interest rates drove interest expense lower by $13.5 million for the year ended December 31, 2009. While the average balance of certificates of deposits remained relatively comparable to the prior year, the ending balance decreased $268.3 million from the balance at December 31, 2008. Offsetting the decrease in certificates of deposit balances was an increase of $219.7 million in all other deposit categories. The average rates on interest-bearing liabilities adjusted downward more quickly than the decrease in average yields on interest-earning assets.

        Net interest income highlighted for the year ended December 31, 2009:

  •
  Net interest income increased by $8.8 million, or 9.2%, to $104.6 million during 2009.

  •
  Higher 2009 net interest income was driven by a 107 basis point decrease in the average rate on interest-bearing liabilities.

  •
  A decrease in the average rate on certificates and other time deposits was the largest contributor to the rate decrease.

  •
  An increase of 33 basis points in net interest spread contributed to higher net interest income during 2009.

  •
  Non-TE (non-taxable equivalent) net interest margin increased 23 basis points to 4.02% from 3.79% in 2008.

  •
  Net interest margin (taxable equivalent) increased 22 basis points to 4.05% during 2009.

  •
  Interest-free funds favorably impacted net interest margin by 28 basis points.

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

  •
  An increase of 17 basis points in net interest spread contributed to higher net interest income during 2008.

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 3 basis points to 3.79% from 3.82% in 2007.

  •
  Net interest margin (taxable equivalent) decreased 2 basis points to 3.83% during 2008.

  •
  Interest-free funds favorably impacted net interest margin by 39 basis points.

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

  •
  A decrease of 13 basis points in net interest spread offset interest-earning asset growth during 2007.

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 5 basis points to 3.82% vs. 3.87% in 2006.

  •
  Net interest margin (taxable equivalent) decreased 6 basis points to 3.85% during 2007.

  •
  Interest-free funds favorably impacted net interest margin by 58 basis points.

Table 2—Volume and Rate Variance Analysis

	2009 Compared to 2008 Increase (Decrease) due to			2008 Compared to 2007 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Loans, net of unearned income(2)	$1,794	$(13,200)	$(11,406)	$29,274	$(21,966)	$7,308
Loans held for sale	805	(259)	546	(272)	(14)	(286)
Investment securities:
Taxable	(1,645)	(919)	(2,564)	331	418	749
Tax exempt(3)	(322)	(213)	(535)	512	(343)	169
Federal funds sold and securities purchased under agreements to resell and time deposits	1,811	(2,129)	(318)	23	(1,087)	(1,064)

Total interest income	2,443	(16,720)	(14,277)	29,868	(22,992)	6,876

Interest expense on:
Deposits
Transaction and money market accounts	983	(2,838)	(1,855)	156	(5,964)	(5,808)
Savings deposits	120	(1,071)	(951)	662	(1,122)	(460)
Certificates and other time deposits	(621)	(13,486)	(14,107)	10,270	(9,515)	755
Federal funds purchased and securities sold under agreements to repurchase	(1,253)	(3,672)	(4,925)	2,757	(6,510)	(3,753)
Other borrowings	(780)	(472)	(1,252)	3,335	(2,293)	1,042

Total interest expense	(1,551)	(21,539)	(23,090)	17,180	(25,404)	(8,224)

Net interest income	$3,994	$4,819	$8,813	$12,688	$2,412	$15,100

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	2009			2008			2007
Years Ended December 31, (Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,248,568	$130,257	5.79%	$2,220,448	$141,663	6.38%	$1,823,196	$134,355	7.37%
Loans held for sale	31,187	1,513	4.85%	17,022	967	5.68%	21,747	1,253	5.76%
Investment securities:
Taxable	179,148	8,501	4.75%	210,436	11,065	5.26%	203,899	10,316	5.06%
Tax-exempt	28,703	936	3.26%	36,760	1,471	4.00%	26,386	1,302	4.93%
Federal funds sold and securities purchased under agreements to resell and time deposits	116,422	591	0.51%	38,907	909	2.31%	38,460	1,973	5.13%

Total interest-earning assets	2,604,028	141,798	5.45%	2,523,573	156,075	6.18%	2,113,688	149,199	7.06%
Noninterest-earning assets:
Cash and due from banks	44,192			51,747			48,094
Other assets	198,467			178,824			134,031
Allowance for loan losses	(32,761)			(28,189)			(23,400)

Total noninterest-earning assets	209,898			202,382			158,725

Total assets	$2,813,926			$2,725,955			$2,272,413

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$658,030	$4,175	0.63%	$565,815	$6,030	1.07%	$558,467	$11,838	2.12%
Savings deposits	155,797	755	0.48%	145,579	1,706	1.17%	111,484	2,166	1.94%
Certificates and other time deposits	1,003,572	25,801	2.57%	1,019,434	39,908	3.91%	807,594	39,153	4.85%
Federal funds purchased and securities sold under agreements to repurchase	208,565	502	0.24%	271,143	5,427	2.00%	208,516	9,180	4.40%
Other borrowings	150,446	5,975	3.97%	168,645	7,227	4.29%	109,566	6,185	5.64%

Total interest-bearing liabilities	2,176,410	37,208	1.71%	2,170,616	60,298	2.78%	1,795,627	68,522	3.82%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	329,782			315,167			284,766
Other liabilities	16,144			14,688			18,341

Total noninterest-bearing liabilities	345,926			329,855			303,107
Shareholders' equity	291,590			225,484			173,679

Total noninterest-bearing liabilities and shareholders' equity	637,516			555,339			476,786

Total liabilities and shareholders' equity	$2,813,926			$2,725,955			$2,272,413

Net interest spread			3.74%			3.41%			3.24%
Impact of interest free funds			0.28%			0.38%			0.58%

Net interest margin (non-taxable equivalent)			4.02%			3.79%			3.82%

Net interest income		$104,590			$95,777			$80,677

(1)
Nonaccrual loans are included in the above analysis.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2009, 2008, and 2007, noninterest income comprised 20.1%, 16.6%, and 26.9%, respectively, of total net interest and noninterest income. The increase from 2008 resulted from an increase in mortgage banking income and a decrease in other-than-temporary impairment losses for the year ended December 31, 2009 as compared to the same period in 2008.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Service charges on deposit accounts	$15,498	$16,117	$15,114
Mortgage banking income, net of commissions	6,552	3,455	3,596
Bankcard services income	5,043	4,832	4,136
Trust and investment services income	2,517	2,756	2,566
Securities gains (losses), net	82	(43)	(460)
Total other-than-temporary impairment losses	(10,494)	(9,884)	—
Portion of impairment losses recognized in other comprehensive loss	5,489	—	—

Net impairment losses recognized in earnings	(5,005)	(9,884)	—
Other	1,559	1,816	2,407

Total noninterest income	$26,246	$19,049	$27,359

        Noninterest income increased 37.8% for the year ended December 31, 2009 compared to 2008 resulting from the following:

  •
  Mortgage banking income increased 89.6%, driven by an increase in fees paid by investors to purchase mortgage loans sold in the secondary market for the year ended December 31, 2009. During 2009, production in secondary market mortgages was strong during the first and second quarters of 2009 and overall higher than in the previous year.

  •
  Net impairment losses recognized in earnings was lower during the year ended December 31, 2009 compared to the same period in 2008. We recorded $4.9 million of OTTI on seven pooled trust preferred securities and $83,000 on other equities for the year ended December 31, 2009 (additional detailed discussion of OTTI can be found in Note 4—Investment Securities).

  •
  Other noninterest income decreased 14.2%, primarily driven by a reduction in the cash surrender value of bank-owned life insurance and miscellaneous other income.

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

  •
  We recognized $10.1 million in realized losses during 2008 on the sale of Freddie Mac preferred securities and a $124,000 OTTI write-down on other equities. In the second quarter of 2008, we recognized a gain of $340,000 on the sale of an equity security. We recorded an OTTI charge of $9.8 million during the third quarter of 2008 on Freddie Mac preferred securities, and then recorded an additional $383,000 loss in the fourth quarter of 2008 when we sold all of the Freddie Mac preferred securities.

  •
  Other noninterest income declined 24.6% during 2008, driven largely by a $260,000 loss recognized on bank owned life insurance ("BOLI"), a decrease of $124,000 on the cash surrender value of BOLI and an $86,000 loss on the sale of premise and equipment.

        Noninterest expense represents the largest expense category for our company. During 2009, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Salaries and employee benefits	$40,787	$42,554	$39,312
Net occupancy expense	6,392	6,103	4,950
Furniture and equipment expense	6,049	6,246	5,758
Information services expense	5,557	4,878	4,265
FDIC assessment and other regulatory charges	5,449	1,837	871
OREO expense and loan related	5,641	1,759	638
Advertising and marketing	2,497	3,870	3,143
Business development and staff related	1,947	2,184	2,097
Professional fees	1,782	2,243	2,072
Amortization of intangibles	526	575	509
Merger expense	—	405	811
Other	7,019	7,142	6,976

Total noninterest expense	$83,646	$79,796	$71,402

        Noninterest expense increased 4.8% for the year ended December 31, 2009 compared to 2008 primarily as a result of the following:

  •
  Salaries and employee benefits expense decreased 4.2%, driven mainly by a $1.2 million decrease in the employer match on the 401(k) plan, an $863,000 decrease in employee incentive pay, and a $521,000 decrease in pension cost during the 2009.

  •
  Information services expense increased 13.9%, driven by an increase in cost related to internet banking and general computer servicing.

  •
  FDIC assessments and other regulatory charges increased 196.6%, driven by continued quarterly increases by the FDIC. In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods. The prepayment does not immediately impact expense levels during 2009, but does impact our liquidity. At December 31, 2009, we had a prepaid assessment of $11.2 million.

  •
  OREO expense and loan related expense increased 220.7%, mostly driven by a $3.5 million increase in valuation losses on OREO. We believe that our OREO expense will remain elevated and could rise as problem loans are foreclosed on and we dispose of these assets in 2010 and 2011.

  •
  Advertising and marketing expense decreased 35.5%, driven largely by a $539,000, or 26.9%, decrease in advertising expense, a $394,000, or 37.1%, decrease in public relations expense and a $351,000, or 63.8%, decrease in debit card rewards expense.

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

  •
  The remaining categories of total noninterest expense increased 26.6% during 2008 due primarily to four factors: (1) an $888,000 increase in FDIC assessments, (2) a $776,000 increase in costs related to loan collections and other real estate owned, (3) a $188,000 increase in transaction expense related to bankcard services, and (4) a $182,000 increase in property taxes with additional de novo locations and full year of TSB locations.

Income Tax Expense

        Our effective income tax rate decreased to 33.6% at December 31, 2009 compared to 35.0% at December 31, 2008. The lower effective tax rate in 2009 is reflective of the impact of tax exempt income on municipal bonds (permanent difference) compared to lower pre-tax net income for the year ended December 31, 2009.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the investment portfolio changed somewhat from 2008 mainly due to some increased balances in state and municipal bonds and in government sponsored entities ("GSE") debentures and a decline in balances of agency mortgage-backed securities. The average life of the investment portfolio at December 31, 2009 was approximately 4.97 years, compared with 5.47 years at December 31, 2008. At December 31, 2009, investment securities were $211.1 million, or 8.3% of earning assets, compared with $222.2 million, or 8.7% of earning assets, at December 31, 2008. See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for our accounting policy on investment securities.

        As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the values reported of investment securities for the past five years as of December 31:

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Held-to-maturity (amortized cost):
State and municipal obligations	$21,538	$24,228	$21,457	$18,112	$18,194

Total held-to-maturity	21,538	24,228	21,457	18,112	18,194

Available-for-sale (fair value):
Government-sponsored enterprises debt	36,615	28,672	71,952	67,448	37,749
State and municipal obligations	26,805	10,558	10,233	—	—
Mortgage-backed securities	103,268	133,505	118,205	93,238	99,595
Trust preferred (collateralized debt obligations)	6,250	10,083	14,246	14,358	11,361
Corporate stocks	365	402	8,744	7,069	4,923

Total available-for-sale	173,303	183,220	223,380	182,113	153,628

Total other investments	16,271	14,779	13,472	10,166	10,922

Total investment securities	$211,112	$222,227	$258,309	$210,391	$182,744

        During 2009, total investment securities decreased $11.1 million, or 5.0%, from December 31, 2008. The decrease was primarily the result of maturing or called securities that were purchased in higher interest rate environments and the writedown of some pooled trust preferred securities. The decrease in held-to-maturity ("HTM") securities was the result of called and maturing state and municipal tax-exempt securities during 2009. These are generally longer-maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. During 2009, we increased our purchase of these tax-exempt securities to take advantage of their wider-than-normal spreads to U.S. Treasury notes. At December 31, 2009, the fair value of the total investment securities portfolio (including HTM) was $1.4 million, or 0.64%, lower than its book value. Comparable valuations at December 31, 2008 reflected a total investment portfolio fair value that was $4.5 million, or 1.99%, lower than book value.

Held-to-maturity

        HTM securities consist solely of tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities decreased $2.7 million from the balance at December 31, 2008.

  •
  The balance of HTM securities represented 0.8% and 0.9% of total assets at December 31, 2009 and 2008, respectively.

  •
  Interest earned amounted to $910,000, a decrease of $86,000, or 8.7%, from $966,000 in the comparable year of 2008. The average balance of the HTM portfolio decreased by $2.2 million during 2009. The overall yield on the HTM portfolio increased by 1 basis point from 2008 and decreased by 23 basis points from 2007 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The average life of the held to maturity portfolio was 10.7 years and 10.6 years at December 31, 2009 and 2008, respectively.

Available-for-sale

        Securities available for sale consist mainly of government-sponsored enterprises, state and municipal bonds, and mortgage-backed securities. At December 31, 2009, investment securities with an amortized cost of $175.0 million and fair value of $173.3 million were classified as available for sale. The negative adjustment of $1.7 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights:

  •
  Total securities available for sale decreased $9.9 million, or 5.4%, from the balance at December 31, 2008, primarily as a result of maturities and calls of securities that were purchased in a higher interest rate environment and the writedown of pooled trust preferred securities.

  •
  The balance of securities available for sale represented 6.4% of total assets at December 31, 2009 and 6.6% at December 31, 2008.

  •
  Interest income earned in 2009 amounted to $8.5 million, a decrease of $3.0 million, or 26.2%, from $11.5 million in the comparable year of 2008. The decrease in interest earned reflected a 59 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2009.

        At December 31, 2009, we had 39 securities available for sale in an unrealized loss position, which totaled $6.6 million. During 2009, the credit and capital markets continued to experience unprecedented turmoil globally. These positions largely reflect the loss of liquidity in the capital markets and substantial widening of spreads (over the U.S. Treasury yield curve) that many market segments experienced during the period. The unrealized loss position at December 31, 2009 includes $5.8 million attributable to 8 pooled trust preferred securities. These securities are collateralized by subordinated debt issued by other financial institutions across the United States. In evaluating whether or not these securities are other-than-temporarily impaired, we have considered the financial health of these institutions. During 2009, we recorded $4.9 million in credit related other-than-temporary impairment on seven of the eight pooled trust preferred securities. See Note 4—Investment Securities for additional information.

        The market for originating new pooled trust preferred securities, as well as the secondary market for such existing securities, continued to be extremely illiquid in 2009. Accordingly, we use a pricing model as the most appropriate method for valuing these securities. The pricing model uses observable market data and unobservable market inputs. Therefore, these valuations are considered Level 3 valuations under the three-tier value hierarchy. Management continues to carefully monitor these securities. See "Note 4—Investment Securities" to the audited consolidated financial statements for information pertaining to our securities available for sale with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position and see "Note 24—Fair Value" for information pertaining to fair value methodologies.

        For the year ended December 31, 2009, we recognized an $83,000 other-than-temporary impairment on corporate stocks.

        Investment securities in an unrealized loss position as of December 31, 2009 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is not more-likely-than-not that we will be required to sell the debt securities, therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009, except for the securities listed on page F-26 where we recorded an other-than-temporary impairment charge in 2009. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

        While securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While we generally hold these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be sold at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

Other Investments

        Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta ("FHLB") stock, each with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2009, the investment in FHLB stock represented approximately $9.0 million, or 0.3% as a percentage of total assets. The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

  •
  We evaluate ultimate recoverability of the par value.

  •
  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

  •
  Historically, the FHLB does not allow for discretionary purchases or sales of this stock. Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity of outstanding advances held by the member institutions. We redeemed approximately $157,000 of our investment during 2009, at par value.

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

  •
  In the first and second quarter of 2009, we considered the fact that the FHLB did not make any dividend payments (distributions) in the fourth quarter of 2008 and would not make any dividend determinations until after the end of each quarter when quarterly results were known; however, our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding. Further, we deem the FHLB's process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies. Based on the FHLB's second and third quarter results, the FHLB announced on August 12, 2009 and October 30, 2009 a dividend payment for the second quarter and third quarter, respectively.

        For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of December 31, 2009 and ultimate recoverability of the par value of this investment is probable.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years
									Total
											Par Value	Fair Value
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)	$400	6.71%	$1,484	7.71%	$3,633	6.14%	$16,021	5.98%	$21,538	6.14%	$21,560	$21,901

Total held-to-maturity	400	6.71%	1,484	7.71%	3,633	6.14%	16,021	5.98%	21,538	6.14%	21,560	21,901

Available-for-sale
Government-sponsored enterprises debt	3,168	4.79%	532	5.08%	9,700	3.20%	23,215	2.27%	36,615	2.77%	36,498	36,615
State and municipal obligations(2)	1,004	2.97%	—	0.00%	1,555	5.67%	24,246	6.12%	26,805	5.98%	26,555	26,805
Mortgage-backed securities	3,047	4.34%	5,016	4.38%	26,524	5.07%	68,681	5.05%	103,268	5.01%	99,280	103,268
Trust preferred (collateralized debt obligations)	—	0.00%	—	0.00%	—	0.00%	6,250	2.78%	6,250	2.78%	16,903	6,250
Corporate stocks(1)	—	0.00%	—	0.00%	—	0.00%	365	3.12%	365	3.12%	365	365

Total available-for-sale	7,219	3.93%	5,548	4.45%	37,779	4.38%	122,757	3.41%	173,303	3.67%	179,601	173,303

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	16,271	2.01%	16,271	2.01%	16,271	16,271

Total investment securities	$7,619	4.08%	$7,032	5.14%	$41,412	4.54%	$155,049	3.53%	$211,112	3.80%	$217,432	$211,475

Percent of total	4%		3%		20%		73%
Cumulative percent of total	4%		7%		27%		100%

(1)
Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. An 11.0% decrease in loans secured by commercial real estate mortgages and a 27.7% decrease in consumer loans contributed to overall loan contraction for the year ended December 31, 2009. At December 31, 2009, total loans had contracted to $2.2 billion, a decrease of $112.8 million, or 4.9%, compared to $2.3 billion at the end of 2008. Average loans outstanding during 2009 were $2.2 billion, an increase of $28.1 million, or 1.3%, over the 2008 average of $2.2 billion.

        The following table presents a summary of the loan portfolio by category:

Table 8—Distribution of Net Loans by Type

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate:
Commercial non-owner occupied	$770,934	$866,430	$805,267	$680,972	$545,646
Consumer	533,123	515,546	436,767	392,650	376,323
Commercial owner occupied real estate	469,101	423,345	308,864	219,466	188,476
Commercial and industrial	214,174	251,929	257,170	198,044	183,334
Other income producing property	137,736	141,516	123,659	115,189	92,823
Consumer	68,770	95,098	118,756	131,202	128,876
Other loans	9,400	22,212	32,564	23,307	20,423

Total loans	$2,203,238	$2,316,076	$2,083,047	$1,760,830	$1,535,901

Note: In the table above, the loan category consumer real estate includes owner occupied real estate.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2009 compared to December 31, 2008:

  •
  Loans secured by real estate mortgages were $1.3 billion, and comprised 59.2% of the total loan portfolio. This was a decrease of $77.9 million, or 5.6%, over year-end 2008.

  •
  Loans secured by commercial real estate decreased by $95.5 million, or 11.0%.

  •
  Loans secured by consumer real estate grew by $17.6 million, or 3.4%.

  •
  Commercial owner occupied real estate loans grew $45.8 million, or 10.8%, from the comparable year of 2008. The balance represented 21.3% of total loans.

        Loan interest income, including fees, was $131.8 million in 2009, a decrease of $10.9 million, or 7.6% percent, over 2008 income of $142.6 million. The decrease was the result of an average loan portfolio yield in 2009 of 5.79% which was 59 basis points lower than the 6.38% loan yield in 2008. Interest and fee income for 2008 was 5.2% above the 2007 income of $135.6 million. The average loan yield in 2008 was 97 basis points lower than the 2007 yield of 7.35%.

        Loans secured by commercial real estate comprise of $467.3 million in construction and land development loans and $303.6 million in commercial non-owner occupied loans at December 31, 2009. At December 31, 2008, we had $535.6 million in construction and land development and $330.8 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Loans secured by consumer real estate comprise of $284.5 million in consumer owner occupied loans and $248.6 million in home equity loans at December 31, 2009. At December 31, 2008, we had $293.5 million in consumer owner occupied loans and $222.0 million in home equity loans.

        The table below shows the maturity of the loan portfolio at December 31, 2009.

Table 9—Maturity Distribution of Loans

December 31, 2009 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$770,934	$297,673	$397,935	$75,326
Consumer	533,123	56,628	131,188	345,307
Commercial owner occupied real estate	469,101	76,513	263,425	129,163
Commercial and industrial	214,174	113,483	75,759	24,932
Other income producing property	137,736	50,687	78,306	8,743
Consumer	68,770	13,082	51,068	4,620
Other loans	9,400	2,468	4,562	2,370

Total loans	$2,203,238	$610,534	$1,002,243	$590,461

        At December 31, 2009 and 2008, we had a balance for loans due after one year of $344.2 million and $407.3 million, respectively, with fixed interest rates and $129.1 million and $141.6 million, respectively, with adjustable interest rates in the commercial non-owner occupied real estate loan category. At December 31, 2009 and 2008, we had a balance for loans due after one year of $357.8 million and $329.8 million, respectively, with fixed interest rates and $34.8 million and $31.3 million, respectively, with adjustable interest rates in the commercial owner occupied real estate loan category. At December 31, 2009 and 2008, we had a balance for loans due after one year of $81.5 million and $92.1 million, respectively, with fixed interest rates and $19.2 million and $47.6 million, respectively, with adjustable interest rates in the commercial and industrial loan category.

Nonaccrual Loans and Total Nonperforming Assets

        The placement of loans on a nonaccrual status is dependent upon the type of loan, the past due status and the collection activities in progress. Non-real estate secured loans and commercial loans are typically moved to nonaccrual status at 90 days past due. Loans well secured and in the process of collection are generally allowed to remain on an accrual basis until they become 120 days past due but could remain on accrual for up to 180 days. Unsecured commercial loans are generally charged off at 120 days past due. Generally, commercial and real estate loans that are fully or partially secured are written down to the collateral value and placed on nonaccrual status after becoming once becoming 90 to 120 days past due. Consumer loans can be placed on nonaccrual status, but normally they are not moved into nonaccrual status before charge off occurs. Closed end consumer loans are charged off or written down to the collateral value on or before becoming 120 days past due. Open end consumer loans secured by real estate are charged off or written down to the collateral value on or before becoming 180 days past due.

        The level of risk elements in the loan portfolio, other real estate owned and other nonperforming assets for the past five years is shown below:

Table 10—Nonperforming Assets

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans	$49,492	$14,624	$5,353	$3,567	$2,760
Accruing loans past due 90 days or more	241	293	985	1,039	1,512

Total nonperforming loans	49,733	14,917	6,338	4,606	4,272
Other real estate owned ("OREO")(1)	3,102	6,126	490	597	379
Other nonperforming assets(2)	31	84	82	—	—

Total nonperforming assets	$52,866	$21,127	$6,910	$5,203	$4,651

Total nonperforming assets as a percentage of total loans and repossessed assets(3)	2.40%	0.91%	0.33%	0.30%	0.32%

Total nonperforming assets as a percentage of total assets	1.96%	0.76%	0.27%	0.24%	0.24%

Nonperforming loans as a percentage of period end loans(3)	2.26%	0.64%	0.30%	0.27%	0.28%

(1)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(2)
Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(3)
Loan data excludes mortgage loans held for sale.

        Two loans that originated in October 2007 drove the increase in nonaccrual loans during the first quarter of 2009. These loans became non-performing in January and March 2009, respectively. The underlying collateral for one of these loans is commercial lots located in North Carolina, and the other loan is supported by residential lots on the coast of South Carolina. The most recent appraisals for these two loans were in December 2009 and in March 2009.

        Through December 31, 2009, these two "loans" (assets) are at different stages of resolution. One loan which had an original note balance of $3.4 million was written down by $1.6 million during 2009. The loan has been brought current as to past due interest and funds have been placed on deposit to fund the interest owed over the next 20 months on the remaining $1.8 million loan and has sufficient collateral coverage for the remaining balance and is on accrual status. The other loan was moved to OREO during the second quarter of 2009, with an original loan balance of $1.8 million. A charge-off was recorded on this loan for $382,000 in the second quarter of 2009 prior to moving to OREO; and an additional write-down of the property by $482,000 was recorded during the third quarter of 2009. This OREO was sold during September 2009 at a minimal additional loss of $12,000.

        Nonaccrual loans increased by approximately $8.6 million during the second quarter of 2009, which was primarily the result of five commercial real estate loans. One of these loans was originated in 2005, two were originated in 2006 and two were originated in 2007. Three of the loans moved to nonaccrual status in May 2009 and two in June 2009. Two of these loans currently have specific reserves totaling $1.2 million due to the shortfall in the collateral value as of December 31, 2009, an increase from $943,000 at September 30, 2009. During the fourth quarter of 2009, one of the loans was partially charged off by approximately $224,000, and therefore, no additional reserve is needed. The underlying collateral for each of these loans is real estate (one is secured by commercial lots, one is secured by residential lots, two are secured with a primary residence, two non-owner occupied commercial properties and one commercial non-owner occupied property, and one is secured by commercial owner-occupied property). The most recent appraisals for each of these loans were completed in 2009.

        Nonaccrual loans increased by approximately $7.2 million during the third quarter of 2009, which was primarily the result of four lending relationships (eight loans). All of these loans were originated in 2005, 2006 or 2007. With respect to four of these loans, the Company is currently holding specific reserves totaling approximately $886,000. These loans are secured by two completed speculation homes, five residential lots, and commercial non-owner occupied property. A fifth loan has been written down by $604,000 due to the decline in real estate values related to this subdivision, and the collateral is a single family residence. The sixth loan has matured and is now in foreclosure and secured by two commercial lots, and was partially charged off by $214,000 during the fourth quarter of 2009. A seventh and eighth loan has been partially charged off by $268,000 during the fourth quarter of 2009, and the collateral value (raw land) supports the remaining balance. The most recent appraisals for these loans were completed in 2009, except for one which was completed in August of 2008.

        Nonaccrual loans increased by approximately $9.5 million during the fourth quarter of 2009, which was primarily the result of nine loans and seven relationships. Seven of the nine loans were originated in 2007, one loan in 2008, and one loan in 2009. With respect to these loans, the Company is currently holding specific reserves totaling approximately $747,000 on three of the loans. Four of these loans are currently in process of foreclosure; one of these same loans is a consumer real estate (primary residence) loan which a partial charge off of $68,000 has been recorded, and four of the loans have sufficient collateral to support the outstanding balances. The collateral of two loans are secured by commercial non-owner occupied real estate, two loans secured by commercial owner-occupied real estate, two loans secured by land development, two loans secured by primary residences, and one loan secured by residential investment property. Seven of the nine loans had appraisals completed in 2009, one loan had an appraisal completed in August of 2008 and one has an appraisal that was completed in June 2007.

        At December 31, 2009, OREO decreased by $3.0 million from December 31, 2008. At December 31, 2009, OREO consisted of 25 properties with an average value of $124,000 down from $266,000 at December 31, 2008, when we had 23 properties. We added 10 properties into OREO during the fourth quarter of 2009 at approximately $1.1 million and sold 10 properties with a basis of approximately $1.5 million. Our OREO balance of $3.1 million, at December 31, 2009, is comprised of 23% in the Georgetown/Myrtle Beach region, 23% in the Beaufort (Hilton Head) region, 17% in the Columbia region and 15% in the Low Country region.

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

Silverton Bank Loan Participations

        On Friday, May 1, 2009, Silverton Bank, N.A. ("Silverton"), in Atlanta, Georgia was closed by the Office of the Comptroller of the Currency ("OCC") and subsequently the Federal Deposit Insurance Corporation ("FDIC") was named receiver. We had four loan participations acquired in bank acquisitions. The original loan balance of these loan participations totaled $6.4 million.

        During 2009, we charged-off $4.4 million of these loan participations. Two of these loan participations have been moved to OREO, and have been further written down by $810,000 during 2009. These two "loans" remain in OREO at a carrying value of $261,000. Two of these loan participations remain in our loan portfolio as nonaccrual loans at a value of $611,000. These assets were recorded at 14% of the original loan balance at December 31, 2009.

        During the fourth quarter of 2009, we recorded no additional charge offs or write downs related to these assets, however, we did receive a payment on one asset of $172,000, which resulted in reducing the carrying amount of that specific property.

        During 2009, the increased activity by the FDIC to dispose of these assets and a known bid, along with the reduced prospect of collection drove the additional charge-offs and write downs of the above referenced assets, and therefore, the carrying value of these assets.

        We have no other exposure to Silverton at December 31, 2009.

Potential Problem Loans

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $26.4 million, or 1.20% of total loans outstanding at December 31, 2009, compared to $8.0 million, or 0.34% of total loans outstanding at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

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

        The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000 of all non-homogenous commercial loans. Loans for which specific reserves are provided are excluded from the calculation of the general reserves.

Table 11—Allocation of the Allowance for Loan Losses

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non-owner occupied	$14,961	35.0%	$11,960	37.4%	$10,442	38.7%	$8,886	38.7%	$7,289	35.5%
Consumer	8,386	24.2%	6,909	22.2%	5,527	21.0%	5,010	22.3%	4,886	24.5%
Commercial owner occupied real estate	5,978	21.3%	4,865	18.3%	3,268	14.8%	2,267	12.5%	1,982	12.3%
Commercial and industrial	4,330	9.7%	3,936	10.9%	3,587	12.3%	2,811	11.2%	2,163	11.9%
Other income producing property	2,375	6.3%	1,890	6.1%	1,568	5.9%	1,428	6.5%	1,302	6.1%
Consumer	1,258	3.1%	1,511	4.1%	1,594	5.7%	1,768	7.5%	1,762	8.4%
Other loans	200	0.4%	454	1.0%	584	1.6%	498	1.3%	641	1.3%

Total loans	$37,488	100.0%	$31,525	100.0%	$26,570	100.0%	$22,668	100.0%	$20,025	100.0%

*
Loan balance in each category, expressed as a percentage of total loans

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

Table 12—Summary of Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at January 1	$31,525	$26,570	$22,668	$20,025	$14,470
Charge-offs:
Real estate:
Commercial non-owner occupied	(12,736)	(1,532)	(446)	(798)	(459)
Consumer	(3,340)	(1,263)	(374)	(170)	(124)
Commercial owner occupied real estate	(571)	(61)	—	(43)	(143)
Commercial and industrial	(2,528)	(1,449)	(682)	(454)	(550)
Other income producing property	(867)	(185)	(84)	(418)	(123)
Consumer*	(2,005)	(2,263)	(1,738)	(1,553)	(451)
Other loans	(3)	(1)	(1)	(2)	—

Total charge-offs	(22,050)	(6,754)	(3,325)	(3,438)	(1,850)

Recoveries:
Real estate:
Commercial non-owner occupied	381	103	99	54	82
Consumer	38	94	28	31	25
Commercial owner occupied real estate	4	11	—	6	—
Commercial and industrial	192	140	254	199	124
Other income producing property	3	4	22	60	—
Consumer*	681	620	605	463	152
Other loans	2	1	—	—	—

Total recoveries	1,301	973	1,008	813	383

Net charge-offs	(20,749)	(5,781)	(2,317)	(2,625)	(1,467)

Provision for loan losses	26,712	10,736	4,384	5,268	4,907
Allowance from acquisition	—	—	1,835	—	2,115

Allowance for loan losses at December 31	$37,488	$31,525	$26,570	$22,668	$20,025

Average loans, net of unearned income**	$2,248,568	$2,220,448	$1,823,196	$1,646,906	$1,313,796
Ratio of net charge-offs to average loans, net of unearned income*	0.92%	0.26%	0.13%	0.16%	0.16%
Allowance for loan losses as a percentage of total loans	1.70%	1.36%	1.28%	1.29%	1.30%

*
Net charge-offs at December 31, 2009, 2008, 2007 and 2006 include automated overdraft protection ("AOP") principal net charge-offs of $572,000, $559,000, $760,000 and $729,000, respectively, that are included in the consumer classification above. At December 31, 2005, AOP principal net charge-offs were estimated at $692,000. For comparability, the ratio of net charge-offs to average loans, net of unearned income, for 2005 is adjusted to include the estimated AOP principal net charge-offs.

**
Average loans, net of unearned income does not include loans held for sale.

        The higher provision in 2009 reflects higher net charge-offs than in 2008. The following provides highlights for the years ended December 31, 2009 and 2008:

  •
  Total charge-offs increased $15.0 million, or 258.9% for the year ended December 31, 2009 compared to a $3.4 million, or 103.1%, increase for the comparable year in 2008. A majority of the increase in total charge-offs between December 31, 2009 and December 31, 2008 was in commercial real estate charge-offs of $10.9 million; consumer real estate charge-offs of $2.1 million; and commercial and industrial charge-offs of $1.0 million.

  •
  Management currently expects net charge-offs to increase during 2010 given the economic environment, pressures within the real estate market and the rise in unemployment. Over the past three years, the dollar amount of charge-offs has increased substantially, while the loan portfolio has increased as well. The ratio of charge-offs to average loans increased to 0.92% at the end of 2009 compared to 0.26% at the end of 2008.

        The provision for loan losses as a percent of average loans reflects an increase due to the increase in our nonperforming assets and an increase in net charge-offs during 2009 compared to 2008. Thirty-three percent of the charge-off amount for 2009 is comprised of 10 loans ranging from approximately $382,000 to $1.7 million. Included in these 10 largest charge offs were four loan charge offs related to Silverton Bank Loan Participations (see separate discussion on page 53) and they comprised approximately 21% of total net charge-offs for 2009. Of the total net charge-offs during 2009, 60%, or $12.4 million, were in commercial real estate lending which includes construction and land development loans, 16%, or $3.3 million, were in consumer real estate loans which include home equity loans, 11%, or $2.3 million, in commercial and industrial loans, and 6%, or $1.3 million, in consumer loans which includes overdraft and NSF loans. This compares to 2008 when the amount of charge offs in all categories were substantially less than 2009, except for the consumer loans where net charge-offs declined by approximately $318,000. We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest. Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast during 2009 and into 2010. With the continued rise in NPLs during the fourth quarter of 2009, the ratio of the allowance to cover these loans decreased from 211.3% at December 31, 2008 to 75.4% at December 31, 2009.

        We increased the ALLL for the fourth quarter of 2009 compared to the fourth quarter of 2008 due to the increase in risk within the overall loan portfolio both on a general and specific basis. On a general basis, we consider three-year historical loss rates, economic risk, model risk and operational risk when determining the ALLL. All of these factors are reviewed and/or adjusted each reporting period to account for management's assessment of loss within the loan portfolio.

        The three-year historical loss rate on an overall basis increased from December 31, 2008 due to the increase in loan losses we experienced during 2009. This resulted in the need for a higher ALLL, given the rise in losses throughout the portfolio.

        Economic risk increased during 2009 as compared to 2008 due to rise in unemployment, rise in foreclosures, and the decline in home sales within our markets. These trends have continued throughout 2009 and into 2010.

        Model risk has remained constant through December 31, 2009. This risk comes from the fact that our ALLL model is not all- inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Management has not yet had any significant changes or evidence from independent credit review which would warrant a change in this risk factor, therefore, this component of our model did not significantly impact the provision for loan losses through December 31, 2009.

        Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. We believe that the overall operational risk has slightly decreased during 2009, due primarily to the decrease in loans outstanding, reduced loan concentrations and reduced exposure outside our deposit footprint.

        On a specific reserve basis, the allowance for loan losses at December 31, 2009 increased by $1.8 million from December 31, 2008.

        Since December 31, 2008, the provision for loan losses remains elevated through the year ended December 31, 2009 due to the continued higher level of net charge offs, rising unemployment, weak real estate markets and the recessionary pressure within our markets. Offsetting this partially is the fact that we have experienced no net loan growth since the beginning of 2009, reduced the exposure outside of our depository footprint, and reduced our loan concentrations. Past due loans (more than 30 days) at December 31, 2009 have increased by approximately $2.8 million from the level at December 31, 2008.

Liquidity

        Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Our Asset-Liability Management Committee ("ALCO") is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

        Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in table 7, four percent of the investment portfolio contractually matures in one year or less, but an additional amount of securities could also be called or prepaid in this time horizon. This segment of the portfolio consists largely of government-sponsored enterprises securities, municipal obligations, and some agency mortgage-backed securities. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

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

        Several factors contributed to the increase in our liquidity position at December 31, 2009 from our position at December 31, 2008. During 2009, our loan portfolio declined by approximately

$112.8 million, or about 5.1%. We also allowed a net decline in our investment securities portfolio primarily through not replacing prepayments, calls and some maturities of securities during the year ended December 31, 2009. This provided approximately $11.1 million in additional liquidity. In addition, over the last eight months of 2009, we increased our correspondent relationships with a select group of smaller financial institutions and thereby significantly increased our liquidity and funding sources. We also increased our liquidity position in May 2009 with the sale of 1,356,500 shares of our common stock in a public offering, resulting in net proceeds of $29.2 million. As a result of the increase in our liquidity position, at December 31, 2009 we had total cash and cash equivalents of $104.9 million as compared to $49.5 million at December 31, 2008.

        Subsequent to December 31, 2009, we acquired Community Bank & Trust in an FDIC-assisted deal which provided approximately $312.2 million in cash and cash equivalents at January 29, 2010. However, our liquidity position could be affected by potential run-off of deposits in these Northeast Georgia markets.

        At December 31, 2009, we had no brokered deposits, a reduction from $110.0 million at December 31, 2008, and the difference was largely made up by the loan portfolio run-off and decline in our investment securities portfolio. Compared to December 31, 2008, we decreased deposits as we allowed certificates of deposits to decline and decreased non-deposit sources of funding, especially other borrowings. Other borrowings declined due to repayments of some FHLB borrowings. To the extent that we do employ such non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds. Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our bank's federal funds sold position or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2009, our bank had total federal funds credit lines of $336.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2009, our bank had $47.6 million credit available at the Federal Reserve Bank's discount window, but had no outstanding advances as of the end of 2009. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. At December 31, 2009, our bank had a total FHLB credit facility of $164.3 million with total outstanding advances of $107.0 million. We believe that our liquidity position continues to be adequate and readily available.

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

Derivatives and Securities Held for Trading

        The Securities and Exchange Commission has adopted rules that require comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). We do not maintain a derivatives or securities trading portfolio.

Asset-Liability Management and Market Risk Sensitivity

        Our earnings and the economic value of our shareholders' equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between rate sensitive assets and liabilities. The earnings simulation model takes into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation model is subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation model assists in measuring and achieving growth in net interest income by providing the Asset-Liability Management Committee ("ALCO") a reasonable basis for quantifying and managing interest rate risk. The simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

        During 2009, we entered into a forward starting interest rate swap agreement to manage interest rate risk due to periodic rate resets in our junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of SCBT established for the purpose of issuing trust preferred securities. The agreement will allow us to hedge the subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate to 5.85% on the debt beginning on June 15, 2010, at which time the debt will contractually convert from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019.

        Our primary policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2009, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.08% increase in net interest income—as compared with a base case unchanged interest rate environment. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. The simulations indicate that our rate sensitivity is currently very slightly asset sensitive to the indicated change in interest rates over a one-year horizon. At December 31, 2008, SCBT's simulation model indicated that a 200 basis point increase in rates over the next 12 months would cause an approximate 1.85% increase in net interest income. Declining rate scenario simulations were not considered meaningful at December 31, 2008, because the same extraordinary low rate environment (federal funds at zero to 0.25%) that is explained above existed at the time. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions or management strategies, among other factors. Also, economic and global factors may influence actual results, such as the nature and pace of the Federal Reserve's monetary policy activities (e.g., aggressive rate cuts tend to narrow margins for a period of time).

        The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For instance, in our analysis at December 31, 2009, a moderately flattening yield curve would have a somewhat dampening effect on our slight asset sensitivity. A further steepening of the current yield curve would boost net interest margins and provide additional net interest income as compared to a static yield curve.

        In addition to simulation analysis, we use Economic Value of Equity ("EVE") analysis as an indicator of the extent to which our capital could change, given potential changes in interest rates. This measure assumes no growth in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow of all of SCBT's assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2009, SCBT's ratio of EVE-to-assets was 9.17% in a flat interest rate environment and 8.75% in a hypothetical environment where rates increased 200 basis points instantaneously.

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

        During 2009, we implemented a deposit campaign to focus on increasing core deposits (excluding certificates of deposits and other time deposits). The deposit campaign led to increases in demand deposits, savings deposits and interest-bearing deposits. Those increased core deposit balances helped offset a planned decline in certificate of deposit balances, which are higher cost funds to the bank.

        The following table presents total deposits for the five years at December 31:

Table 13—Total Deposits

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Demand deposits	$346,248	$303,689	$315,791	$256,717	$250,899

Savings deposits	163,348	141,379	137,129	76,734	76,609
Interest-bearing deposits	731,060	575,991	588,289	579,398	545,811

Total savings and interest-bearing	894,408	717,370	725,418	656,132	622,420

Certificates of deposit	863,507	1,131,828	886,330	793,540	599,673
Other time deposits	476	387	350	326	297

Total time deposits	863,983	1,132,215	886,680	793,866	599,970

Total deposits	$2,104,639	$2,153,274	$1,927,889	$1,706,715	$1,473,289

        A decrease in certificates of deposits drove a lower balance in total deposits at December 31, 2009 compared to 2008. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits decreased $48.6 million, or 2.3%, for the year ended December 31, 2009, driven largely by intended run-off in certificates of deposit as rates declined. For the year ended December 31, 2008, total deposits increased $225.4 million, or 11.7%.

  •
  Noninterest-bearing deposits (demand deposits) increased by $42.6 million, or 14.0%, for the year ended December 31, 2009.

  •
  Total savings and interest-bearing account balances increased $177.0 million for the year ended December 31, 2009. Savings deposits increased $22.0 million, or 15.5%, money market (Market Rate Checking) deposits decreased $141.8 million, or 50.9%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $13.3 million, or 4.5%.

  •
  Interest-bearing deposits increased by $155.1 million, or 26.9%, for the year ended December 31, 2009.

  •
  At December 31, 2009, the ratio of savings, interest-bearing, and time deposits to total deposits was 83.5%, down slightly from 85.9% at the end of 2008.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $2.1 billion in 2009, an increase of 4.9% from 2008. This increase was attributed to growth in transaction and money market account balances and savings account balances to more than off-set the decline in certificate of deposits during 2009. Total deposits averaged $2.0 billion in 2008, an increase of 16.1% from 2007.

  •
  Average interest-bearing transaction account deposits grew by $86.6 million, or 5.0%, in 2009 compared to 2008.

  •
  Average noninterest-bearing demand deposits increased by $14.6 million, or 4.6%, in 2009 compared to 2008.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 14—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2009	2008	% Change
Within three months	$129,168	$191,515	-32.6%
After three through six months	127,468	148,575	-14.2%
After six through twelve months	173,592	147,478	17.7%
After twelve months	16,371	22,642	-27.7%

	$446,599	$510,210	-12.5%

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

Capital and Dividends

        Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends, and more recently raising additional common equity in the capital markets. As of December 31, 2009, shareholders' equity was $282.8 million, an increase of $37.9 million, or 15.5%, from $244.9 million at December 31, 2008. The increase reflects the issuance of 1,356,500 shares of common stock in a public offering during the second quarter of 2009 raising approximately $29.2 million in proceeds. Excluding the common stock issuance, shareholders' equity increased $8.6 million, or 3.5%, from December 31, 2008. Our equity-to-assets ratio increased to 10.47% at December 31, 2009 from 8.85% at the end of the comparable period of 2008.

        On January 16, 2009, pursuant to the CPP, we issued and sold 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share, along with a warrant to purchase 303,083 shares of our common stock, to the U.S. Treasury for an aggregate purchase price of $64.8 million. On May 20, 2009, we entered into a repurchase letter agreement with the U.S. Treasury, pursuant to which we repurchased all 64,779 shares of the preferred stock for an aggregate purchase price of approximately $64.8 million, which included accrued and unpaid dividends of approximately $45,000. On June 24, 2009, we entered into an agreement with the U.S. Treasury to repurchase the warrant that was issued to the U.S. Treasury in conjunction with the preferred stock. Pursuant to the terms of the agreement, we repurchased the warrant for a purchase price of $1.4 million. As a result of the warrant repurchase, we have repurchased all securities issued to the U.S. Treasury under the CPP.

        During the second quarter of 2009, we recognized a change in pension liability for plan curtailment in other comprehensive income which increased our shareholders' equity in the amount of $1.3 million. This was a result of management's decision to freeze the accrual of pension benefits effective July 1, 2009 in order to lower overhead.

        The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's new rules, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40,000,000 of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. We did not issue trust preferred securities during the years ended December 31, 2009, 2008 and 2007. (See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

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

Table 15—Capital Adequacy Ratios

	December 31,
(In percent)	2009	2008	2007
Tier 1 risk-based capital	12.47	10.42	9.64
Total risk-based capital	14.42	12.34	10.89
Tier 1 leverage	9.89	8.54	8.42

        Compared to December 31, 2008 our Tier 1 risk-based capital ratio and total risk-based capital ratio have increased because of the capital raised through the common stock issuance in May 2009. Our capital ratios are currently in excess of the minimum standards and furthermore continue to be in the "well capitalized" regulatory classifications.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank. Dividends paid by our bank are subject to certain regulatory restrictions. We must gain approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of our bank's net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2009, approximately $23.0 million of the bank's retained earnings was available for distribution to SCBT as dividends without prior regulatory approval.

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 16—Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Shareholder dividend payments	$8,177	$7,113	$6,227
Dividend payout ratios	74.66%	40.93%	29.17%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. We pay cash dividends on common shares out of earnings generated by SCBT in the preceding quarter; therefore, our dividend payout ratio is calculated by dividing total dividends paid during 2009 by the total net income available to common shareholders reported in the fourth quarter of 2008, first quarter of 2009, second quarter of 2009 and third quarter of 2009.

        During 2009, we paid the U.S. Treasury cash dividends of $1.1 million on the preferred stock.

        In February 2004, SCBT's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2009, 2008 and 2007. During 2009, 2008 and 2007, we redeemed 15,823, 6,074 and 2,474, respectively, of SCBT shares from officers at an average cost of $28.24, $33.10 and $37.40, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under SCBT's stock incentive plans.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2009 and 2008, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

        Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored enterprise securities, tax-free securities, or other securities having ratings of "AAA" to "Not Rated". All securities, with the exception of those that are not rated, were rated by at least one of the major bond rating agencies. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established.

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had three such credit concentrations at December 31, 2009, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses).

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

        At December 31, 2009, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $469.8 million through various types of lending arrangements, of which $355.8 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $9.7 million at December 31, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2009. Long-term debt obligations totaling $143.6 million include advance agreements (borrowings) with the Federal Home Loan Bank (FHLB) of Atlanta, junior subordinated debt and a subordinated term loan. The FHLB advances are collateralized by stock in the FHLB of Atlanta, HELOCs, and qualifying first mortgage residential loans and commercial real estate loans under a blanket-floating lien. Operating lease obligations of $42.2 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 20 to the audited consolidated financial statements.

Table 17—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$143,624	$1,560	$45,206	$395	$96,463
Operating lease obligations	42,227	2,278	4,676	4,357	30,916

Total	$185,851	$3,838	$49,882	$4,752	$127,379

*
Represents principal maturities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset-Liability Management and Market Risk Sensitivity" on page 59 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2009 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of SCBT's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that SCBT's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding our control objectives.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of SCBT's internal control over financial reporting as of December 31, 2009 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with the our 2010 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with our 2010 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2009, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	348,575	$27.84	471,902
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 471,902 number of securities available for future issuance in the table above are a total of 233,487 shares remaining from the authorized total of 363,825 under SCBT's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2010 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2010 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of SCBT to be filed in connection with our 2010 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)
  1. The financial statements and independent auditors' report referenced in "Item 8—Financial Statements and Supplementary Data" are listed below:

    SCBT Financial Corporation and Subsidiary
    Reports of Independent Registered Public Accounting Firms
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

Exhibit No.	Description of Exhibit
10.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2008)
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
10.42	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2008)
10.43	Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 30, 2009)
10.44
Repurchase Letter Agreement, dated May 20, 2009, between the Registrant and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2009)
10.45
Warrant Repurchase Letter Agreement, dated June 24, 2009, between the Registrant and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24 2009)
10.46
Employment and Noncompetition Agreement for Donald E. Pickett, effective January 22, 2010 (incorporated by reference as Exhibit 10 to the Registrant's Current Report on Form 8-K filed on January 25, 2010)
10.47	Purchase & Assumption Agreement dated January 29, 2009 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2010)
14.1	SCBT Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K filed on March 12, 2004)
16.1	Letter dated March 21, 2008 from J.W. Hunt and Company LLP (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on March 21, 2008)
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of J.W. Hunt and Company, LLP

Exhibit No.	Description of Exhibit
24.1	Power of Attorney (contained herein as part of the signature pages)
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

*
Denotes a management compensatory plan or arrangement.

(b)
See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 12th day of March, 2010.

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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	President and Chief Executive Officer	March 12, 2010
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President and Chief Operating Officer	March 12, 2010
/s/ DONALD E. PICKETT Donald E. Pickett	Executive Vice President and Chief Financial Officer	March 12, 2010
/s/ JOE E. BURNS Joe E. Burns	Senior Executive Vice President and Chief Risk Officer	March 12, 2010
/s/ KAREN L. DEY Karen L. Dey	Senior Vice President and Controller	March 12, 2010
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	March 12, 2010

Signature	Title	Date

/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	March 12, 2010
/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	March 12, 2010
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	March 12, 2010
/s/ DALTON B. FLOYD, JR. Dalton B. Floyd, Jr.	Director	March 12, 2010
/s/ DWIGHT W. FRIERSON Dwight W. Frierson	Director	March 12, 2010
/s/ HERBERT G. GRAY Herbert G. Gray	Director	March 12, 2010
/s/ HARRY M. MIMS, JR. Harry M. Mims, Jr.	Director	March 12, 2010
/s/ RALPH W. NORMAN Ralph W. Norman	Director	March 12, 2010
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	March 12, 2010
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	March 12, 2010
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	March 12, 2010
/s/ SUSIE H. VANHUSS Susie H. VanHuss	Director	March 12, 2010
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of J.W. Hunt and Company, LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

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

        Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report which is included herein.

SCBT Financial Corporation
Columbia, South Carolina
March 12, 2010

www.SCBTonline.com
(803) 777-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for other-than-temporary impairment of debt securities as a result of adopting new accounting guidance.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion.

Charlotte, North Carolina
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

         We have audited SCBT Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

         In our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SCBT Financial Corporation as of December 31, 2009 and 2008 and for the years then ended, and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that the Company changed its method of accounting for other-than-temporary impairment of debt securities as a result of adopting new accounting guidance.

Charlotte, North Carolina
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SCBT Financial Corporation

        We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of SCBT Financial Corporation and subsidiaries (the "Company") for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SCBT Financial Corporation and subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.W. Hunt and Company, LLP

Columbia, South Carolina
March 17, 2008

SCBT Financial Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$80,523	$47,024
Interest-bearing deposits with banks	174	1,441
Federal funds sold and securities purchased under agreements to resell	24,211	1,000

Total cash and cash equivalents	104,908	49,465

Investment securities:
Securities held to maturity (fair value of $21,901 and $23,577, respectively)	21,538	24,228
Securities available for sale, at fair value	173,303	183,220
Other investments	16,271	14,779

Total investment securities	211,112	222,227

Loans held for sale	17,563	15,742

Loans	2,203,238	2,316,076
Less allowance for loan losses	(37,488)	(31,525)

Loans, net	2,165,750	2,284,551

Premises and equipment, net	71,829	66,392
Goodwill	62,888	62,888
Other assets	68,138	65,445

Total assets	$2,702,188	$2,766,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$346,248	$303,689
Interest-bearing	1,758,391	1,849,585

Total deposits	2,104,639	2,153,274
Federal funds purchased and securities sold under agreements to repurchase	162,515	172,393
Other borrowings	143,624	177,477
Other liabilities	8,591	18,638

Total liabilities	2,419,369	2,521,782

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares;
no shares issued and outstanding	—	—
Common stock—$2.50 par value; authorized 40,000,000 shares;
12,739,533 and 11,250,603 shares issued and outstanding	31,849	28,127
Surplus	196,437	166,815
Retained earnings	59,915	59,171
Accumulated other comprehensive loss	(5,382)	(9,185)

Total shareholders' equity	282,819	244,928

Total liabilities and shareholders' equity	$2,702,188	$2,766,710

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Interest income:
Loans, including fees	$131,770	$142,630	$135,608
Investment securities:
Taxable	8,501	11,065	10,316
Tax-exempt	936	1,471	1,302
Federal funds sold and securities purchased under agreements to resell	515	857	1,766
Deposits with banks and money market funds	76	52	207

Total interest income	141,798	156,075	149,199

Interest expense:
Deposits	30,731	47,644	53,157
Federal funds purchased and securities sold under agreements to repurchase	502	5,427	9,180
Other borrowings	5,975	7,227	6,185

Total interest expense	37,208	60,298	68,522

Net interest income	104,590	95,777	80,677
Provision for loan losses	26,712	10,736	4,384

Net interest income after provision for loan losses	77,878	85,041	76,293

Noninterest income:
Service charges on deposit accounts	15,498	16,117	15,114
Mortgage banking income	6,552	3,455	3,596
Bankcard services income	5,043	4,832	4,136
Trust and investment services income	2,517	2,756	2,566
Securities gains (losses), net	82	(43)	(460)
Total other-than-temporary impairment losses	(10,494)	(9,884)	—
Portion of impairment losses recognized in other comprehensive income	5,489	—	—

Net impairment losses recognized in earnings	(5,005)	(9,884)	—
Other	1,559	1,816	2,407

Total noninterest income	26,246	19,049	27,359

Noninterest expense:
Salaries and employee benefits	40,787	42,554	39,312
Net occupancy expense	6,392	6,103	4,950
Furniture and equipment expense	6,049	6,246	5,758
FDIC assessment and other regulatory charges	5,449	1,837	871
OREO expense and loan related	5,641	1,759	883
Advertising and marketing	2,497	3,870	3,143
Professional fees	1,782	2,243	2,072
Amortization of intangibles	526	575	509
Merger expense	—	405	811
Other	14,523	14,204	13,093

Total noninterest expense	83,646	79,796	71,402

Earnings:
Income before provision for income taxes	20,478	24,294	32,250
Provision for income taxes	6,883	8,509	10,685

Net income	13,595	15,785	21,565
Preferred stock dividends	1,115	—	—
Accretion on preferred stock discount	3,559	—	—

Net income available to common shareholders	$8,921	$15,785	$21,565

Earnings per common share:
Basic	$0.74	$1.53	$2.33

Diluted	$0.74	$1.52	$2.32

Dividends per common share	$0.68	$0.68	$0.68

Weighted average common shares outstanding:
Basic	12,061	10,301	9,275
Diluted	12,109	10,394	9,305

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
						Retained Earnings
	Shares	Amount	Shares	Amount	Surplus			Total
Balance, December 31, 2006	—	$—	8,719,146	$21,798	$92,099	$51,508	$(3,517)	$161,888
Comprehensive income:
Net income	—	—	—	—	—	21,565	—	21,565
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	—	—	347	347
Net unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	—	—	—	1,683	1,683

Total comprehensive income								23,595
Cash dividends declared at $.68 per share	—	—	—	—	—	(6,227)	—	(6,227)
Stock options exercised	—	—	12,830	32	226	—	—	258
Employee stock purchases	—	—	20,904	52	561	—	—	613
Restricted stock awards	—	—	34,890	87	(87)	—	—	—
Common stock repurchased	—	—	(2,474)	(6)	(86)	—	—	(92)
Share-based compensation expense	—	—	—	—	1,002	—	—	1,002
Common stock issued for TSB acquisition	—	—	939,372	2,349	31,679	—	—	34,028
Common stock dividend	—	—	435,764	1,089	15,258	(16,347)	—	—

Balance, December 31, 2007	—	—	10,160,432	25,401	140,652	50,499	(1,487)	215,065
Comprehensive income:
Net income	—	—	—	—	—	15,785	—	15,785
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	—	—	(4,596)	(4,596)
Net unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	—	—	—	(3,102)	(3,102)

Total comprehensive income								8,087
Cash dividends declared at $.68 per share	—	—	—	—	—	(7,113)	—	(7,113)
Stock options exercised	—	—	14,087	35	262	—	—	297
Employee stock purchases	—	—	25,029	63	594	—	—	657
Restricted stock awards	—	—	47,129	118	(118)	—	—	—
Common stock repurchased	—	—	(6,074)	(15)	(186)	—	—	(201)
Share-based compensation expense	—	—	—	—	1,379	—	—	1,379
Common stock issued in private placement offering	—	—	1,010,000	2,525	24,232	—	—	26,757

Balance, December 31, 2008	—	—	11,250,603	28,127	166,815	59,171	(9,185)	244,928
Comprehensive income:
Net income	—	—	—	—	—	13,595	—	13,595
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	—	—	1,279	1,279
Change in pension liability for plan curtailment	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale	—	—	—	—	—	—	4,795	4,795
Noncredit portion of other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	—	(3,540)	(3,540)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	—	—	—	(14)	(14)

Total comprehensive income								17,398
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.68 per share	—	—	—	—	—	(8,177)	—	(8,177)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Stock options exercised	—	—	30,831	77	455	—	—	532
Employee stock purchases	—	—	27,991	70	496	—	—	566
Restricted stock awards	—	—	89,431	224	(224)	—	—	—
Common stock repurchased	—	—	(15,823)	(40)	(406)	—	—	(446)
Share-based compensation expense	—	—	—	—	1,431	—	—	1,431
Common stock issued in public offering	—	—	1,356,500	3,391	25,858	—	—	29,249

Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$13,595	$15,785	$21,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,874	4,999	4,324
Provision for loan losses	26,712	10,736	4,384
Deferred income taxes	(2,925)	(874)	(705)
Other-than-temporary impairment on securities	5,005	9,884	—
Loss on sale of securities available for sale	(82)	43	460
Share-based compensation expense	1,431	1,379	1,002
Loss (gain) on sale of assets	42	86	(38)
Net accretion of discount on investment securities	84	(339)	(225)
Net change in:
Loans held for sale	(1,822)	1,609	5,885
Accrued interest receivable	1,252	1,628	(167)
Prepaid assets	(11,395)	51	500
Miscellaneous other assets	6,887	(10,384)	(240)
Accrued interest payable	(2,350)	(1,807)	(2,007)
Accrued income taxes	392	811	(712)
Miscellaneous other liabilities	(3,287)	(2,646)	296

Net cash provided by operating activities	40,413	30,961	34,322

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,410	2,126	25,353
Proceeds from maturities and calls of investment securities held to maturity	2,686	3,925	3,645
Proceeds from maturities of investment securities available for sale	80,298	82,895	60,491
Proceeds from sales of other investment securities	451	2,338	4,502
Purchases of investment securities available for sale	(75,672)	(59,809)	(94,359)
Purchases of investment securities held to maturity	—	(6,679)	(7,005)
Purchases of other investment securities	(1,943)	(3,304)	(6,715)
Net (increase) decrease in customer loans	92,088	(238,810)	(168,370)
Acquisition, net of cash acquired	—	—	(2,462)
Purchases of premises and equipment	(6,337)	(15,401)	(8,463)
Proceeds from sale of premises and equipment	2	19	128

Net cash provided by (used in) investing activities	93,983	(232,700)	(193,255)

Cash flows from financing activities:
Net increase (decrease) in deposits	(48,635)	225,383	52,370
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(31,350)	(127,774)	89,038
Proceeds from FHLB advances	—	205,400	210,000
Repayment of FHLB advances	(18,030)	(167,535)	(170,100)
Preferred stock issuance, net of issuance costs	64,632	—	—
Preferred stock and common stock warrant repurchase	(66,179)	—	—
Common stock issuance	29,815	27,414	613
Common stock repurchased	(446)	(201)	(92)
Dividends paid on preferred stock	(1,115)	—	—
Dividends paid on common stock	(8,177)	(7,113)	(6,227)
Stock options exercised	532	297	258

Net cash provided by (used in) financing activities	(78,953)	155,871	175,860

Net increase (decrease) in cash and cash equivalents	55,443	(45,868)	16,927
Cash and cash equivalents at beginning of period	49,465	95,333	78,406

Cash and cash equivalents at end of period	$104,908	$49,465	$95,333

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$39,557	$62,106	$70,224
Income taxes	6,642	13,879	11,708
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$—	$194,289
Goodwill and other intangible assets acquired	—	—	30,378
Liabilities assumed	—	—	(188,177)
Common stock issued	—	—	(34,028)
Real estate acquired in full or in partial settlement of loans	10,500	10,428	1,538

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SCBT, N.A., a nationally chartered bank operating (divisions) as South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont ("Piedmont") and North Carolina Bank and Trust ("NCBT"). The bank provides general banking services within the State of South Carolina and Mecklenburg County of North Carolina. The accounting and reporting policies of the Company and its consolidated subsidiary conform with accounting principles generally accepted in the United States of America. SCBT Capital Trust I and SCBT Capital Trust II are unconsolidated subsidiaries of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. SCBT Capital Trust III is an unconsolidated subsidiary of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. TSB Statutory Trust I is an unconsolidated subsidiary of the Company acquired in the TSB merger and established for the purpose of issuing an aggregate of $3.0 million of trust preferred securities. On November 30, 2007, the Company acquired TSB Financial Corporation, the parent company of The Scottish Bank, N.A. ("TSB"). On November 8, 2008, the Company merged TSB into SCBT, N.A. and changed its name to NCBT. On December 6, 2008, the Company merged Piedmont into SCBT, N.A. In addition, on January 29, 2009, SCBT, N.A. acquired all of the deposits except brokered deposits, certain other borrowings, and certain other assets of Community Bank & Trust ("CBT"), a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in an FDIC-assisted transaction (see Note 30—Subsequent Events).

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

Segments

        The Company, through its subsidiary, provides a broad range of financial services to individuals and companies in South Carolina and North Carolina. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to be more than one reportable operating segment.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

Note 1—Summary of Significant Accounting Policies (Continued)

        In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiary's allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Concentrations of Credit Risk

        The Company's subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina and North Carolina. Although the subsidiary have diversified loan portfolios, a substantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina and the surrounding regions.

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $76.8 million at December 31, 2009. Based on this criteria, the Company had three such credit concentrations at December 31, 2008, including $281.1 million of loans to borrowers engaged in other activities related to real estate, $95.0 million of loans to religious organizations and $80.3 million of loans to lessors of nonresidential buildings (except mini-warehouses).

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2009 and 2008 consisted of U.S. government-sponsored enterprises and mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralize the related receivable on agreements to resell. At December 31, 2009, these agreements were considered to be short-term investments with maturities of three months or less.

Investment Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for

Note 1—Summary of Significant Accounting Policies (Continued)

sale" and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. The Company evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of the interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value (see Note 4—Investment Securities).

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

Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans is recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

Note 1—Summary of Significant Accounting Policies (Continued)

placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Interest payments are applied to the principal balance on nonaccrual loans.

        A loan is considered impaired when, in management's judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above. Large groups of smaller balance homogeneous loans are collectively evaluated for loss and a general reserve is established accordingly.

Allowance for Loan Losses

        The allowance for loan losses is established for estimated loan losses through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

        The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates loans that are classified as either doubtful, substandard or special mention to determine whether or not they are impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000.

        Although management uses available information to estimate losses on loans, because of uncertainties associated with local, regional, and national economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the

Note 1—Summary of Significant Accounting Policies (Continued)

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The Company's stock price has historically traded above its book value and tangible book value. However, during the year ended December 31, 2009, its stock price occasionally traded below book value, but always above tangible book value. During 2009, the lowest trading price for the Company's stock was $16.53, and the stock price closed on December 31, 2009 at $27.69, above book value and tangible book value. In the event the Company's stock were to trade below its book value at any time during the reporting period, the Company would perform an evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in the Company's evaluation that could result in an eventual goodwill impairment charge. The Company evaluated the carrying value of goodwill as of April 30, 2009, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Employee Benefit Plans

        The Company's defined benefit pension and other post retirement plans are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 16 for defined benefit pension and Note 17 for the post retirement benefits plan. The expected costs of the plans are being expensed over the period that employees provide service. The provisions of FASB ASC 715 that eliminated the early measurement date option were effective for fiscal years ended after December 15, 2008 (see "Recent Accounting Pronouncements").

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 18 for the amount the Company recognized as expense for the years ended December 31, 2009, 2008 and 2007.

        A summary of the Company's various employee benefit plans follows:

        Pension Plan—The Company and its subsidiary have a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. The Company's funding policy is based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service's funding standards.

        Employee Savings Plan—The Company and its subsidiary have an employee savings plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21 and completing one year of eligible service. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. In 2005 and prior years, the Company matched 50% of these contributions up to a 6% employee contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute an additional 1% to 6% (or higher, in certain cases) of annual base compensation as a before tax contribution with no employer matching contribution. In 2006, the Company continued its previous matching policy for employees hired before 2006 and who were age 45 and higher with five or more years of service. The Company has changed some of the provisions in its defined benefit plan and as a result of reduced benefits for certain employees, will match 100% of contributions up to 6% of salary of current employees under age 45 or with less than five years of service. Additionally, any employee hired in 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company's 100% matching of their 401(k) plan contribution, up to 6% of salary. Effective

Note 1—Summary of Significant Accounting Policies (Continued)

April 1, 2009, the Company temporarily suspended the employer match contribution to all participants in the plan. Effective January 1, 2010, the Company reinstated the employer match so that participating employees would receive a 50% matching of their 401(k) plan contribution, up to 4% of salary.

        Retiree Medical Plan—Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2009, and the liability for future benefits has been recorded in the consolidated financial statements.

        ESPP—The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2012, is available to all employees who have attained age 21 and completed six months of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock's fair value on either the first or last day of the quarter. The Company's shareholders approved the amendment and restatement of the ESPP at the Company's 2009 annual shareholder meeting.

Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return with its subsidiary.

        The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2009, there were no interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2006.

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

Note 1—Summary of Significant Accounting Policies (Continued)

Earnings Per Share

        Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.

Derivative Financial Instruments

        The Company's interest rate risk management strategy incorporates the use of a derivative financial instrument, specifically an interest rate swap (cash flow hedge), to essentially convert a portion of its variable-rate debt to a fixed rate. Cash flows related to variable-rate debt will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the variable-rate debt will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

        By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company is obligated to pay the counterparty and, therefore, has no repayment risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.

        The Company's derivative activities are monitored by its Asset-Liability Management Committee as part of that committee's oversight of the Company's asset/liability and treasury functions. The Company's Asset-Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

        The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income of the period of the change (see Note 29—Derivative Financial Instruments for further disclosure).

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity.

Note 1—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09 amending its guidance in FASB Accounting Standards Codification ("ASC") 855-10, Subsequent Events, to remove the requirement for Securities & Exchange Commission ("SEC") filers to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance.

        In June 2009, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles ("GAAP") hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification ("ASC"), also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, Generally Accepted Accounting Principles, became applicable beginning in third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

        In April 2009, the FASB issued a FASB Staff Position ("FSP") 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65-4 in topic 820, Fair Value Measurements and Disclosures, includes the transition and open effective date information related to this FSP. The guidance allows an entity to determine whether a market is not active for a financial asset, considered in relation to normal market activity for that asset, using a list of factors provided in the guidance to aid in making that assessment. If, after evaluating the relevant factors, the evidence indicates the market is not active, the entity would determine whether a quoted price in that market is associated with a distressed transaction. The determination of whether transactions are distressed should be based on the weight of the available evidence. The guidance provides illustrative circumstances that could indicate that a transaction is not orderly (i.e., distressed). More weight should be placed on transactions that are orderly and less weight placed on transactions that are not orderly. The guidance requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The guidance is effective for periods ending after June 15, 2009 with early adoption permitted. The Company had previously determined that transactions in the market for its pooled trust preferred securities were disorderly using guidance from ASC 820-10-35 to determining the fair value of a financial asset when the market for that asset is not active. Therefore the adoption of ASC 820-10-65-4 did not have a material impact on the Company's results of operations.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65-1 in topic 320, Investments—Debt and Equity Securities, includes the transition and open effective date information related to this FSP. The guidance will change (1) the method for determining whether an OTTI exists for debt securities and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an OTTI exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis. This is a change

Note 1—Summary of Significant Accounting Policies (Continued)

from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery. If the entity intends to sell the debt security or it is more-likely-than-not that the entity will be required to sell the debt security prior to recovering its cost basis, the security should be written down to fair value with the full charge recorded in earnings. If the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case: (1) where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings; (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income. The entity will be required to present on the face of the income statement both the total of any OTTI loss, and the noncredit portion recorded in other comprehensive income as an adjustment thereto. The entity is required to provide enhanced disclosures, including its methodology and key inputs used for determining the amount of credit losses recorded in earnings. On adoption, the noncredit portion of an OTTI previously recognized in retained earnings should be reclassified to other comprehensive income as a cumulative effect adjustment if the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the security prior to recovery. The impairment model for equity securities is unaffected by this guidance. The guidance is effective for periods ending after June 15, 2009 with early adoption permitted. See Note 4—Investment Securities for the effect of the adoption of this guidance.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65-1 in topic 825, Financial Instruments, includes the transition and open effective date information related to this FSP. The guidance will increase the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The guidance requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB ASC 825-10-50 as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The guidance is effective for periods ending after June 15, 2009 with early adoption permitted. While the Company expanded its disclosure in accordance with the guidance, its adoption did not have a material impact on the Company's results of operations.

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

        In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FASB ASC 260-10-65-2 in topic 260, Earnings Per Share, includes the transition and open effective date information related to this FSP. The guidance applies to the calculation of earnings per share ("EPS") for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain

Note 1—Summary of Significant Accounting Policies (Continued)

nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued in fiscal years beginning after December 15, 2008. Adoption of this guidance did not have a significant impact on the Company's EPS calculation and related disclosures.

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

        In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FASB ASC 820-10-65-1 in topic 820, Fair Value Measurements and Disclosures, includes the transition and open effective date information related to this FSP. The guidance deferred the effective date of the disclosure requirement for nonfinancial assets and nonfinancial liabilities until the beginning the first quarter of 2009. The Company has adopted the guidance (see Note 24—Fair Value).

Note 2—Mergers and Acquisitions

        Subsequent to year-end on January 29, 2010, the Company acquired Community Bank & Trust ("CBT") in a Federal Deposit Insurance Corporation ("FDIC")-assisted deal. See Note 30—Subsequent Events for further disclosure.

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

Note 2—Mergers and Acquisitions (Continued)

        The following table presents selected pro forma information of the Company as if the TSB acquisition had occurred on January 1, 2006.

(Dollars in thousands, except per share data)	Years Ended December 31, 2007
Net interest income	$86,723
Net income	22,935
Basic earnings per share	$2.26
Diluted earnings per share	$2.26

        As a part of the acquisition, the Company incurred certain merger costs related to the acquisition of TSB. Presented in the table below is the activity in accrued merger costs related to the TSB transaction:

(Dollars in thousands)	Beginning Balance	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance
Year ended December 31, 2008:
Severance and related costs	$491	$—	$—	$(488)	$3
Professional fees	680	(5)	—	(675)	—
Contract termination costs	105	(5)	—	(100)	—
Other merger-related expenses	125	(6)	—	(119)	—

Totals	$1,401	$(16)	$—	$(1,382)	$3

Year ended December 31, 2007:
Severance and related costs	$—	$632	$378	$(519)	$491
Professional fees	—	1,104	18	(442)	680
Contract termination costs	—	—	314	(209)	105
Other merger-related expenses	—	50	101	(26)	125

Totals	$—	$1,786	$811	$(1,196)	$1,401

        The remaining accrued merger costs reflected above were paid out during the first half of 2009. Severance and related costs included change in control payments. Professional fees primarily included investment banker fees, accountant fees, legal fees and transfer agent fees. Contract termination costs are the result of the early termination of service contracts with various service providers related to the acquisition of TSB.

Note 3—Restriction on Cash and Due from Banks

        The Banks are required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such reserve funds at December 31, 2009 and 2008 was approximately $25,000 and $2.0 million, respectively.

Note 4—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
State and municipal obligations	$21,538	$391	$(28)	$21,901

December 31, 2008:
State and municipal obligations	$24,228	$84	$(735)	$23,577

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Government-sponsored enterprises debt*	$36,785	$166	$(336)	$36,615
State and municipal obligations	26,727	489	(411)	26,805
Mortgage-backed securities	99,192	4,182	(106)	103,268
Trust preferred (collateralized debt obligations)	12,042	—	(5,792)	6,250
Corporate stocks	285	80	—	365

	$175,031	$4,917	$(6,645)	$173,303

December 31, 2008:
Government-sponsored enterprises debt*	$28,207	$465	$—	$28,672
State and municipal obligations	11,449	8	(899)	10,558
Mortgage-backed securities	130,009	3,510	(14)	133,505
Trust preferred (collateralized debt obligations)	17,011	—	(6,928)	10,083
Corporate stocks	369	35	(2)	402

	$187,045	$4,018	$(7,843)	$183,220

*
Government-sponsored enterprises are comprised of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, Federal Home Loan Bank ("FHLB"), and Federal Farm Credit Banks ("FFCB").

Note 4—Investment Securities (Continued)

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$16,271	$—	$—	$16,271

December 31, 2008:
Federal Reserve Bank stock	$4,337	$—	$—	$4,337
Federal Home Loan Bank stock	9,110	—	—	9,110
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$14,779	$—	$—	$14,779

        The Company has determined that the investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2009 and ultimate recoverability of the par value of these investments is probable.

        The amortized cost and fair value of debt securities at December 31, 2009 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$400	$401	$7,115	$7,219
Due after one year through five years	1,484	1,495	5,360	5,548
Due after five years through ten years	3,633	3,755	36,621	37,779
Due after ten years	16,021	16,250	125,935	122,757

	$21,538	$21,901	$175,031	$173,303

        There were no sales or transfers of held-to-maturity securities during 2009, 2008 or 2007. The following table summarizes information with respect to sales of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Sale proceeds	$2,410	$2,126	$25,353

Gross realized gains	$82	$340	$42
Gross realized losses	—	(383)	(502)

Net realized gain (loss)	$82	$(43)	$(460)

        The Company sold its entire position in Freddie Mac preferred stock during 2008.

        The Company had 47 securities with gross unrealized losses at December 31, 2009. Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by

Note 4—Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2009:
Securities Held to Maturity
State and municipal obligations	$28	$4,308	$—	$—

	$28	$4,308	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$336	$21,117	$—	$—
State and municipal obligations	13	3,281	398	4,400
Mortgage-backed securities	106	9,388	—	—
Trust preferred (collateralized debt obligations)	—	—	5,792	6,250

	$455	$33,786	$6,190	$10,650

December 31, 2008:
Securities Held to Maturity
State and municipal obligations	$735	$17,944	$—	$—

	$735	$17,944	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$—	$—	$—	$—
State and municipal obligations	899	10,014	—	—
Mortgage-backed securities	11	2,767	3	1,503
Trust preferred (collateralized debt obligations)	3,408	6,452	3,522	3,949

	$4,318	$19,233	$3,525	$5,452

        At December 31, 2009 and 2008, debt securities with unrealized losses have depreciated 12.0% and 16.8%, respectively, from their amortized cost basis. The unrealized losses in 2009 relate principally to some state and municipal obligations, government sponsored entities ("GSE") debentures and pooled trust preferred securities whose spreads have widened to U.S. Treasury securities in the midst of the current economic and liquidity environments. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments. The Company does not intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities, therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.

        Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time

Note 4—Investment Securities (Continued)

and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.

        At December 31, 2009 and 2008, investment securities with a carrying value of $74.9 million and $68.6 million, respectively, were pledged to secure public deposits and for other purposes required and permitted by law. At December 31, 2009 and 2008, the carrying amount of the securities pledged to secure repurchase agreements was $74.4 million and $99.1 million, respectively.

        The following table presents a rollforward of the amount of credit losses on the Company's investment securities recognized in earnings for the year ended December 31, 2009 for debt securities held and not intended to be sold:

(Dollars in thousands)
Balance at beginning of period	$—
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized
PreTSL IX B-3	699
PreTSL X B-1	1,882
PreTSL X B-3	528
PreTSL XI B-1	335
PreTSL XIII B-2	156
PreTSL XIV	307
PreTSL XVI C	1,015

Subtotal	4,922
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—

Balance at end of period	4,922
Other-than-temporary impairment on equity securities	83

Net impairment losses recognized in earnings	$5,005

        During 2009, the Company evaluated its pooled trust preferred collateralized debt obligations ("TRUPs") for OTTI. As of June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI on debt securities not expected to be sold be recognized in other comprehensive income. As a result of this analysis, the Company recorded $4.9 million in credit-related OTTI charges in earnings. These OTTI charges were taken on seven of the eight TRUPs, and ranged from $156,000 to $1.9 million per security. In addition, the Company recognized $3.5 million, or $5.5 million on a pre-tax basis, for the non-credit impairment associated with the same seven TRUPs in other comprehensive income (equity). An additional $83,000 OTTI charge was taken on equity securities.

        On at least a quarterly basis, the Company reviews its investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which fair value has been lower than the cost, the financial condition and near-term prospects of the issuers on a specific collateral approach basis (discussed further below), including any specific events which may influence

Note 4—Investment Securities (Continued)

the operations of those issuers. The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of its investment strategy, its cash flow needs, liquidity position, capital adequacy and interest rate risk position. Additionally, the risk of further OTTI charges may be influenced by additional bank failures, prolonged recession of the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide financial assistance to financial institutions.

        The TRUPs represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB ASC 320, Investments—Debt and Equity Securities, and are evaluated for OTTI using management's best estimates of future cash flows. If these estimated cash flows determine that it is probable an adverse change in the discounted present value of future cash flows has occurred, then an OTTI charge would be recognized in accordance with FASB ASC 320, Investments—Debt and Equity Securities. There is risk that continued collateral deterioration would result in the Company recording OTTI charges in the future.

        At December 31, 2009, the book value of the Company's TRUPs totaled $12.0 million with an estimated fair value of $6.3 million. One of these securities is a senior tranche (MMCaps I A) and the remaining seven securities are mezzanine tranches. As of March 31, 2009, all of these securities were downgraded by both Moody's and Fitch, except for the MMCaps I A security which is rated A3/AAA. Subsequent to December 31, 2009, Fitch has downgraded the TRUPs to "C" credit ratings.

        As of December 31, 2009, the following table provides detail of the Company's pooled TRUPs, which all have been in an unrealized loss position greater than twelve months:

		Current Information for the Securities							Deferral/Default Statistics
										Excess Subordination(4)
							Receiving Principal/ Interest Contractually at 12/31/09?		Deferral/ Defaults % of Total Collateral Balance(3)
(Dollars in thousands)	Class	# of Issuers	Book Value	Fair Value	Unrealized Loss	Credit Ratings(1)				Amount	% of Current Performing Collateral
PreTSL IX B-3	Mezzanine	44	$2,283	$944	$(1,339)	Ca/CC	Yes/Yes		28.1%	$—	0.0%
PreTSL X B-1	Mezzanine	53	1,649	547	(1,102)	Ca/CC	Yes/No	(2)	38.5%	—	0.0%
PreTSL X B-3	Mezzanine	53	460	156	(304)	Ca/CC	Yes/No	(2)	38.5%	—	0.0%
PreTSL XI B-1	Mezzanine	60	2,664	1,158	(1,506)	Ca/CC	Yes/Yes		20.8%	46,500	10.0%
PreTSL XIII B-2	Mezzanine	64	844	395	(449)	Ca/CC	Yes/Yes		17.0%	44,000	11.0%
PreTSL XIV B-2	Mezzanine	62	1,499	710	(789)	Ca/CC	Yes/No	(2)	18.7%	38,000	10.0%
PreTSL XVI C	Mezzanine	46	—	—	—	Ca/CC	Yes/No	(2)	31.7%	—	0.0%
MMCaps I A	Senior	27	2,643	2,340	(303)	A3/AAA	Yes/Yes		16.5%	63,840	28.2%

Total			$12,042	$6,250	$(5,792)

Notes to table above:

(1)
Credit Ratings represent Moody's and Fitch ratings (S&P does not rate these securities).

(2)
Interest on this security is currently not being paid in cash, but is being added (capitalized) to the bond balance, a process known as a payment in kind ("PIK"). This is the result of a current, temporary interest shortfall being experienced due to the amount of deferrals/defaults within the given deal, and therefore, there is not enough interest available to pay the current interest on the given class of notes or breaching the principal coverage test of the class of notes immediately senior to the given class. The Company has three TRUPs, PreTSL X B-1, X B-3, and XVI C, which are fully PIKing. In addition, PreTSL XIV B-2 is partially PIKing.

Note 4—Investment Securities (Continued)

(3)
This ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters to the total amount of original collateral for a given deal. Fewer deferrals/defaults produce a lower ratio.

(4)
"Excess subordination" amount is the additional defaults/deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a "break in yield." This amount assumes that all currently performing collateral continues to perform. A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity. The "percent of current performing collateral" is the ratio of the "excess subordination amount" to current performing collateral—a higher percent means there is more excess subordination to absorb additional defaults/deferrals, and the better our security is protected from loss.

        When evaluating TRUPs for OTTI, the Company determines a credit-related portion and a noncredit-related portion. The credit-related portion is recognized in earnings and represents the net present value of the expected shortfall in future cash flows. The noncredit-related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less the amount of the credit related impairment. A discounted cash flow analysis under FASB ASC 320, Investments—Debt and Equity Securities, provides the best estimate of credit-related OTTI for these securities. The determination of whether it is probable that an adverse change in estimated cash flows has occurred is evaluated by comparing the present value of the estimated cash flows previously projected (at September 30, 2009) with the present value of the projected remaining cash flows at December 31, 2009. The Company considers this cash flow analysis to be its primary evidence when determining whether credit-related OTTI exists.

        Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying issuers and determination of the likelihood of defaults of the underlying collateral. Below is a description of the process employed by the Company in reviewing these TRUPs:

  I.
  Review of Individual Issuers/Banks

    Within each of the eight pooled trust preferred securities, the Company reviews each issuer (typically a bank or insurance company) individually. This review includes obtaining quarterly financial information and monitoring news releases and pertinent information relative to those issuers on a daily basis. The Company specifically reviews the financial ratios of asset quality (including Texas ratio analysis), capitalization, earnings trends, profitability, capital adequacy and participation in the Troubled Asset Relief Program of each issuer. The Company believes the "Texas Ratio ("TR")" is a prominent indicator of the stress a financial institution is experiencing. The information is compiled both on a specific issuer basis and on a pooled basis relative to each security. The TR is calculated by taking nonperforming assets and loans, including past due 90 days or more, divided by tangible equity plus loan loss reserve. Specifically, the Company accounts for defaults that have occurred, deferrals which have occurred, and then for deferrals/defaults for which we have specific information that indicates a deferral/default is likely to occur and create specific loss and recovery assumptions for each bank in these categories. In addition, the Company stratifies the pooled information for the performing issuers based upon the TR to assess the "at risk" issuers within each security. Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security. This review and analysis is used to support the deferral

Note 4—Investment Securities (Continued)

    and default assumptions applied in the discounted cash flow analysis results described below in III.

  II.
  Break in Yield ("BIY")/Stress Analysis

    The Company receives and reviews analyses from outside analysts. This data provides the Company with an indication of how much more in immediate deferrals/defaults would trigger a BIY of the security. A BIY means that the TRUPs would not be expected to collect all contractual cash flows (principal and interest) by maturity. This BIY analysis does not project any future defaults; rather, it solves for the amount of deferrals that would trigger a BIY if the deferrals occurred at the next payment date. This stress analysis is used as an indicator which allows the Company to make reasonable judgments regarding the likelihood of the existence of OTTI at any reporting date. "Excess subordination" is considered by the Company to be the amount of immediate additional defaults/deferrals necessary to deplete the entire credit enhancement beneath our tranche within each pool to the point that results in a BIY. A declining ratio of excess subordination to performing collateral is an indicator of the need for additional review, such as comparing back to the credit quality of the pool of issuing banks.

  III.
  Discounted Cash Flow Analysis

    Next, management evaluates each of these securities under FASB ASC 325-40-65-1 and ASC 320-10-65-1, considering the context of our deemed likelihood (or not) of OTTI garnered from the review and analysis above. When performing this detailed cash flow analysis, management works with independent third parties to identify its best estimate of the cash flows to be collected over the life of the security, applying the deferral and default assumptions from the analysis in section I, "Review of Individual Issuers/Banks" above. If the estimated results of the present value of expected cash flows is less than the amortized cost basis of the security, an OTTI is considered to have occurred (a credit loss exists). If there is no credit loss, then any impairment is deemed to be temporary.

    The following assumptions were used at December 31, 2009:

    •
    The Company assumes all currently existing defaults will have a 0% recovery rate, and all currently existing deferrals will default immediately and will have a 5% recovery rate after two years;

    •
    Using information from the pool's trustee, the Company projects specific additional amounts of deferrals/defaults for institutions that are likely to defer or default but have not made public announcements as of the date of the analysis;

    •
    Based upon a review of individual issuers/banks (see section I on page F-28), the Company forecasts future deferrals/defaults for each security;

    •
    The Company assumes recoveries on future projected deferrals/defaults will be at an aggregate rate of 5% after two-years (a two-year lag);

    •
    The Company assumes no prepayments by remaining performing issuers within these securities.

  IV.
  Review of Test Results and Analysis

    Both (Discounted Cash Flow Analysis and BIY/Stress Analysis) of the test results and analyses referenced above are reviewed together to allow management to arrive at a reasonable

Note 4—Investment Securities (Continued)

    conclusion of the existence of OTTI at any point in time. Currently, this complete analysis is performed at the end of each reporting period when actual payments have been made by the trustee on each security and cash flows can be modeled, but the data for this analysis is gathered and considered each day as it becomes available.

        Based upon the analysis performed by management as of December 31, 2009, the Company deemed it probable that all contractual principal and interest payments on seven of the eight TRUPs, with MMCaps I A being the exception, will not be collected. The analysis on these seven TRUPs resulted in a $4.9 million credit-related OTTI charge during 2009.

Note 5—Loans and Allowance for Loan Losses

        The following is a summary of loans by category at December 31:

(Dollars in thousands)	2009	2008
Commercial non-owner occupied real estate:
Construction and land development	$467,284	$535,638
Commercial non-owner occupied	303,650	330,792

Total commercial non-owner occupied real estate	770,934	866,430
Consumer real estate:
Consumer owner occupied	284,484	293,521
Home equity loans	248,639	222,025

Total consumer real estate	533,123	515,546
Commercial owner occupied real estate	469,101	423,345
Commercial and industrial	214,174	251,929
Other income producing property	137,736	141,516
Consumer	68,770	95,098
Other loans	9,400	22,212

Total loans	2,203,238	2,316,076
Less, allowance for loan losses	(37,488)	(31,525)

Loans, net	$2,165,750	$2,284,551

        At December 31, 2009 and 2008, net loans included a $1.1 million and $1.4 million, respectively, unamortized discount on loans acquired from TSB.

        An analysis of the changes in the allowance for loan losses for the years ended December 31 is as follows:

(Dollars in thousands)	2009	2008	2007
Balance at beginning of period	$31,525	$26,570	$22,668
Loans charged-off	(22,050)	(6,754)	(3,325)
Recoveries of loans previously charged-off	1,301	973	1,008

Net charge-offs	(20,749)	(5,781)	(2,317)
Provision for loan losses	26,712	10,736	4,384
Allowance acquired in business combination	—	—	1,835

Balance at end of period	$37,488	$31,525	$26,570

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(Dollars in thousands)	2009	2008
Impaired loans without a valuation allowance	$16,202	$8,720
Impaired loans with a valuation allowance	18,508	8,817

	$34,710	$17,537

Valuation allowance related to impaired loans	$4,041	$2,218
Average of impaired loans during the year	$26,124	$7,137
Total nonaccrual loans	$49,492	$14,624
Total loans past due ninety days or more and still accruing	$241	$293

        Included in the balance sheet under the caption "Other assets" are certain real properties that were acquired as a result of completed foreclosure proceedings. Other real estate owned totaled $3.1 million and $6.1 million at December 31, 2009 and 2008, respectively.

Note 6—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2009	2008
Land		$21,034	$19,210
Buildings and leasehold improvements	15-40 years	52,406	50,474
Equipment and furnishings	3-10 years	30,674	24,866
Construction in process		180	180

Total		104,294	94,730
Less accumulated depreciation		(32,465)	(28,338)

		$71,829	$66,392

        Depreciation expense charged to operations was $5.9 million, $4.0 million, and $3.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        Computer software with an original cost of $3.1 million is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $492,000, $439,000, and $361,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 7—Goodwill and Other Intangible Assets

        In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no

Note 7—Goodwill and Other Intangible Assets (Continued)

impairment of goodwill, based on analysis through December 31, 2009. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

(Dollars in thousands)
Balance, December 31, 2007	$61,709
Increases (decreases) related to TSB acquisition:
Additional cash paid in lieu of fractional shares	13
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset	332
Reduction in accrued merger costs from initial estimate, net of tax	(10)

Total increases related to TSB acquisition	335
Recognition of deferred tax liability (temporary difference) related to core deposit intangible asset
in the Sun Bancshares, Inc. and New Commerce Bancorp acquisitions	844

Balance, December 31, 2009 and 2008	$62,888

        The Company adjusted goodwill during the first half of 2008 for certain items related to the TSB acquisition labeled above. Additionally, in April 2008, the Company also adjusted goodwill to correct an error in accounting related to the acquisitions of New Commerce Bancorp and Sun Bancshares, Inc. on April 8, 2005 and November 18, 2005, respectively. At the time of each acquisition, the Company should have recorded a deferred tax liability when recording its core deposit intangible assets related to the temporary difference between book and tax basis amortization. The adjustment resulted in an increase in goodwill of $844,000. The adjustment did not have an impact on the Company's results of operations for the year ended December 31, 2008.

        The Company's other intangible assets, consisting primarily of core deposit intangibles, are included in "Other assets". The following is a summary of gross carrying amounts and accumulated amortization of core deposit premium costs at December 31:

(Dollars in thousands)	2009	2008
Gross carrying amount	$8,803	$8,803
Accumulated amortization	(5,996)	(5,470)

	$2,807	$3,333

        Amortization expense totaled $526,000, $544,000, and $472,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Core deposit intangibles are amortized using either the straight-line method or the accelerated basis of their estimated useful lives, with lives generally between 2 and

Note 7—Goodwill and Other Intangible Assets (Continued)

10 years. Estimated amortization expense for core deposit premium costs for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2010	$508
2011	490
2012	461
2013	443
2014	427

$2,329

Note 8—Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $446.6 million and $510.2 million, respectively.

        At December 31, 2009, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2010	$836,049
2011	23,019
2012	2,630
2013	1,035
2014	666
Thereafter	108

$863,507

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

        Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis. Some securities underlying these agreements include arrangements to resell securities from broker-dealers approved by

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase (Continued)

the Company. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$162,515	0.26%	$172,393	0.28%	$296,186	3.73%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$208,565	0.24%	$271,143	2.00%	$208,516	4.40%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$256,908		$352,162		$296,186

Note 10—Other Borrowings

        The Company's other borrowings were as follows as of December 31:

(Dollars in thousands)	2009	2008
FHLB advances with various maturity dates (ranging from slightly more than one year to fourteen years), various contractual terms, and various repayment schedules with fixed rates of interest; net of discount of $31 and $59 in 2009 and 2008, respectively.	$80,326	$98,455
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% for ten years and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	20,619	20,619
Federal Reserve Bank ("FRB") Term Auction Facility advance with a fixed interest rate of 0.42%; matured on February 26, 2009.	—	20,000
Subordinated Term Loan with a variable interest rate equal to the three-month LIBOR rate (0.25% at December 31, 2009) plus a spread of 350 basis points per annum, payable quarterly; matures on September 30, 2015; net of discount on loan fee of $210 and $221 at December 31, 2009 and 2008, respectively.	14,790	14,779
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; guaranteed by the Company on a subordinated basis, matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% for five years and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; guaranteed by the Company on a subordinated basis, matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and upaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty in five years (December 2011); net of discount of $59 and $89 on December 31, 2009 and 2008, respectively. Guaranteed by the Company on a subordinated basis.	3,034	3,004
Other	4,235	—

	$143,624	$177,477

Note 10—Other Borrowings (Continued)

FHLB Advances

        The Company has entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

        Advances outstanding of $29.5 million at December 31, 2009 and 2008 could be called by the FHLB at the next available call date prior to maturity, when the LIBOR index equals or exceeds 7.50% and 7.50%, respectively. There was a $10.0 million variable rate advance outstanding at December 31, 2009. Net eligible loans of the Company pledged to the FHLB for advances and letters of credit at December 31, 2009, were approximately $308.9 million which allows the Company a total borrowing capacity at FHLB was approximately $164.3 million. After accounting for outstanding advances totaling $80.3 million and letters of credit totaling $26.7 million, the Company had unused net credit available with the FHLB in the amount of approximately $57.3 million at December 31, 2009.

        The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2009 and 2008 was $88.5 million and $129.1 million, respectively. The average amount outstanding for the years ended December 31, 2009 and 2008 was approximately $84.3 million and $153.5 million, respectively. The weighted-average interest rate during the years ended and at December 31, 2009 and 2008 was 3.40% and 3.51%, respectively.

Federal Reserve Bank Term Auction Facility

        During 2008, the Company entered into borrowing agreements with the FRB. This agreement matured February 26, 2009. Advances under these agreements were collateralized by qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

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

        As of December 31, 2009, the sole assets of the Trusts were an aggregate of $44.3 million of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital. The subordinated term loan is also currently included in Tier 1 Capital. However, after the first two years, the amount which can be included is reduced by 20% per year until the loan matures.

Note 10—Other Borrowings (Continued)

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	FHLB Borrowings	Junior Subordinated Debt	Subordinated Term Loan	Other	Total
Years Ended December 31,
2010	$—	$—	$—	$1,560	$1,560
2011	42,531	—	—	2,675	45,206
2012	—	—	—	—	—
2013	395	—	—	—	395
2014	—	—	—	—	—
Thereafter	37,400	44,273	14,790	—	96,463

	$80,326	$44,273	$14,790	$4,235	$143,624

Note 11—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Current:
Federal	$9,064	$8,580	$10,368
State	744	803	1,022

Total current tax expense	9,808	9,383	11,390

Deferred:
Federal	(2,925)	(874)	(705)
State	—	—	—

Total deferred tax benefit	(2,925)	(874)	(705)

Provision for income taxes	$6,883	$8,509	$10,685

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Income taxes at federal statutory rate	$7,167	$8,503	$11,288
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	484	522	664
Tax-exempt interest	(637)	(637)	(439)
Income tax credits	(423)	(324)	(324)
Dividends received deduction	—	(74)	(204)
Other, net	292	519	(300)

	$6,883	$8,509	$10,685

Note 11—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2009	2008
Allowance for loan losses	$13,325	$10,972
Other-than-temporary impairment on securities	1,823	—
Unrealized losses on investment securities available for sale ("AFS")	658	1,498
Share-based compensation	533	498
Pension plan and post-retirement benefits	480	2,735
Deferred compensation	436	525
Purchase accounting adjustments	397	567
Net operating loss carryforwards	892	783
Other	38	—

Total deferred tax assets	18,582	17,578

Depreciation	1,886	1,726
Intangible assets	1,500	1,542
Deferred loan fees	1,194	—
Prepaid expense	349	—
Other	395	263

Total deferred tax liabilities	5,324	3,531

Net deferred tax asset before valuation allowance	13,258	14,047

Less, valuation allowance	(894)	(762)

Net deferred tax asset	$12,364	$13,285

        At December 31, 2009, the Company had operating loss carryforwards for state income tax purposes of approximately $17.8 million available to offset future taxable income. The carryforwards expire in varying amounts through 2023. The valuation allowance is based on management's estimate of the ultimate realization of the parent company's deferred tax asset. The parent company's deferred tax asset mostly relates to net operating loss carryforwards for state income tax purposes.

Note 12—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Data and computer services	$3,989	$3,545	$2,973
Business development and staff related	1,947	2,184	2,097
Bankcard services	1,333	1,220	1,004
Property and sales tax	1,140	915	765
Office supplies	1,131	1,255	1,291
Retail products	1,006	866	769
Postage	797	814	720
Other loan expense	557	547	509
Regulatory fees	348	404	432
Insurance	224	257	272
Other	2,051	2,197	2,261

	$14,523	$14,204	$13,093

Note 13—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Numerator:
Net income available to common shareholders—numerator for basic and diluted earnings per share	$8,921	$15,785	$21,565

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	12,061	10,301	9,275
Effect of dilutive securities:
Employee stock options and restricted stock	48	93	30

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	12,109	10,394	9,305

Basic earnings per common share	$0.74	$1.53	$2.33

Diluted earnings per common share	$0.74	$1.52	$2.32

        The earnings per share data above has been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record as of March 9, 2007.

Note 13—Earnings Per Common Share (Continued)

        The calculation of diluted earnings per common share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Number of shares	253,313	57,095	38,104
Range of exercise prices	$25.53 to $39.74	$32.82 to $39.74	$37.70 to $39.74

Note 14—Accumulated Other Comprehensive Loss

        The components of the change in other comprehensive loss and the related tax effects for the Company's retirement plan and post retirement benefits plan were as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Retirement plan:
Net (loss) gain	$1,717	$(7,222)	$535
Effect of curtailment	1,974	—	—
Credit to accumulated other comprehensive income for measurement date change	—	24	—
Amortization of prior service cost	—	(173)	(173)
Amortization of loss	307	315	417

	3,998	(7,056)	779

Post-retirement benefits:
Net (loss) gain	(125)	(130)	(86)
Transition obligation	(89)	(121)	31

	(214)	(251)	(55)

Net change in unrecognized amounts	3,784	(7,307)	724
Tax effect	(1,222)	2,711	(377)

Net-of-tax amount	$2,562	$(4,596)	$347

Note 14—Accumulated Other Comprehensive Loss (Continued)

        The components of the change in other comprehensive loss and the related tax effects for the Company's available for sale securities and cash flow hedges were as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Unrealized holding gains (losses) on available for sale securities:
Change in net unrealized gain (loss) on securities available for sale	$7,516	$(14,930)	$2,254
Less, reclassification adjustment for losses realized in net income	(82)	9,927	460

Net change in unrealized holding gains (losses)	7,434	(5,003)	2,714
Tax effect	(2,639)	1,901	(1,031)

Net-of-tax amount	$4,795	$(3,102)	$1,683

Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(10,494)	$—	$—
Less, reclassification adjustment of credit portion included net income	5,005	—	—

Net noncredit portion of other-than-temporary impairment losses	(5,489)	—	—
Tax effect	1,949

Net-of-tax amount	$(3,540)	$—	$—

Cash flow hedges:
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	$(21)	$—	$—
Tax effect	7	—	—

Net-of-tax amount	$(14)	$—	$—

Note 14—Accumulated Other Comprehensive Loss (Continued)

        The components of accumulated other comprehensive losses were as follows:

(Dollars in thousands)	Benefit Plans	Unrealized (Losses) Gains on Securities Available for Sale	Noncredit Other-Than- Temporary Impairment Losses	Cash Flow Hedges	Total
Balance at January 1, 2008	$(2,268)	$781	$—	$—	$(1,487)
Change in pension and retiree medical plan	(4,596)	—	—	—	(4,596)
Change in net unrealized loss on securities available for sale	—	(3,102)	—	—	(3,102)

Balance at December 31, 2008	(6,864)	(2,321)	—	—	(9,185)
Change in pension and retiree medical plan	1,279	—	—	—	1,279
Change in pension liability for plan curtailment	1,283	—	—	—	1,283
Change in net unrealized gain on securities available for sale	—	1,255	—	—	1,255
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	3,540	(3,540)	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(14)	(14)

Balance at December 31, 2009	$(4,302)	$2,474	$(3,540)	$(14)	$(5,382)

Note 15—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the subsidiary's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2009 and 2008, approximately $23.0 million and $31.8 million of the bank's retained earnings are available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under Federal Reserve regulations, the bank is also limited as to the amount they may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $64.5 million and $56.6 million at December 31, 2009 and 2008, respectively.

Note 16—Retirement Plans

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$19,610	$17,398
Service cost	758	772
Interest cost	1,095	1,203
Actuarial loss (gain)	154	734
Benefits paid	(519)	(497)
Curtailment	(2,756)	—

Benefit obligation at end of year	18,342	19,610

Change in plan assets:
Fair value of plan assets at beginning of year	12,386	16,915
Actual return (loss) on plan assets	3,277	(4,922)
Employer contribution	1,352	890
Benefits paid	(519)	(497)

Fair value of plan assets at end of year	16,496	12,386

Funded status	$(1,846)	$(7,224)

        Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

(Dollars in thousands)	2009	2008
Net loss	$6,315	$11,183
Prior service credit	—	(869)

Total amounts recognized	$6,315	$10,314

Note 16—Retirement Plans (Continued)

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Service cost	$758	$662	$666
Interest cost	1,095	1,031	923
Expected return on plan assets	(1,406)	(1,342)	(1,202)
Amortization of prior service cost	(86)	(173)	(173)
Recognized net actuarial loss	393	315	417

Net periodic benefit cost	754	493	631

Net loss (gain)	(1,717)	7,222	(535)
Credit to accumulated other comprehensive income for measurement date change	—	(24)	—
Amortization of prior service cost	—	173	173
Amortization of net loss	(307)	(315)	(417)
Effect of curtailment	(1,974)	—	—

Total amount recognized in other comprehensive income	(3,998)	7,056	(779)

Total recognized in net periodic benefit cost and other comprehensive income	$(3,244)	$7,549	$(148)

        The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $500,000 and $0, respectively.

        The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2009	2008
Projected benefit obligation	$18,342	$19,610
Accumulated benefit obligation	18,342	16,904
Fair value of plan assets	16,496	12,386

        The Company used a 6.00% discount rate in its weighted-average assumptions used to determine benefit obligation at December 31, 2009. The rate of compensation increase was not applicable in the Company's weighted-average assumptions because of the plan curtailment at June 30, 2009. The Company used a 6.00% discount rate and a 5.00% rate of compensation increase in its weighted-average assumptions used to determine benefit obligation at December 31, 2008. The weighted-average assumptions used to determine net periodic pension cost for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
Discount rate	6.00%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Note 16—Retirement Plans (Continued)

        During 2008, the Company changed its method in determining its discount rate to a more precise measurement. For the years ended December 31, 2009 and 2008, the discount rate of 6.00% was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate. The method for the year ended December 31, 2007 had been to use prevailing market bond rates as noted by the Moody's Corporate AA bond index.

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

        The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 8%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan's investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55-65%, Fixed Income 20-40%, Cash Equivalents 0-35%. As of December 31, 2009, approximately 57% of pension plan assets were invested with equity managers, approximately 40% of pension plan assets were invested with fixed income managers, and approximately 3% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

        Following is a description of valuation methodologies used for assets recorded at fair value.

Note 16—Retirement Plans (Continued)

Money Market Funds

        Money Market Funds are public investment vehicles valued using $1 for the Net Asset Value (the "NAV"). The money market funds are classified within level 2 of the valuation hierarchy.

Broad Market Fixed Income, Domestic Equity and Foreign Equity Mutual Funds

        Broad Market Fixed Income, Domestic Equity and Foreign Equity mutual funds are public investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in an active market and classified within level 1 of the valuation hierarchy.

        The fair values of the Company's pension plan assets at December 31, 2009 by asset category are as follows:

(Dollars in thousands)	Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$450	$—	$450	$—
Broad market fixed income	6,833	6,833	—	—
Domestic equity	6,465	6,465	—	—
Foreign equity	2,748	2,748	—	—

Total assets	$16,496	$16,046	$450	$—

        As of December 31, 2009 and 2008, the Plan's domestic equity securities did not include any of the Company's common stock. The plan made no purchases of the Company's stock during 2009, 2008 and 2007.

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2010	$635
2011	691
2012	750
2013	800
2014	873
2015-2019	5,822

$9,571

Note 16—Retirement Plans (Continued)

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Pension:
Pension	$754	$493	$631
Effect of curtailment	(782)	—	—

Total pension	(28)	493	631
Profit-sharing	349	1,537	1,424

	$321	$2,030	$2,055

        The Company expects to contribute approximately $890,000 to the pension plan in 2010, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

        Effective July 1, 2009, the Company suspended the accrual of benefits for plan participants under the non-contributory defined benefit plan and recorded a curtailment gain of $782,000, before tax, as a reduction in compensation expense and a change in pension liability for plan curtailment of $1.3 million, net of tax, in other comprehensive income.

        Electing employees are eligible to participate in the employees' savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service. The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service. Effective April 1, 2009, the Company temporarily suspended the employer match contribution to all participants in the plan. Effective January 1, 2010, the Company reinstated the employer match so that participating employees would receive a 50% matching of their 401(k) plan contribution, up to 4% of salary.

        Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees' savings plan.

        Employees can enter the savings plan on or after the first day of each month. The employee may enter into a salary deferral agreement at any time to select an alternative deferral amount or to elect not to defer in the Plan. If the employee does not elect an investment allocation, the plan administrator will select a retirement-based portfolio according to the employee's number of years until normal retirement age. The plan's investment valuations are generally provided on a daily basis.

Note 17—Post-Retirement Benefits

        The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$585	$565
Interest cost	34	37
Actuarial (gain)/loss	—	56
Benefits paid	(59)	(73)

Benefit obligation at end of year	560	585

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	59	73
Benefits paid	(59)	(73)

Fair value of plan assets at end of year	—	—

Funded status	$(560)	$(585)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 are as follows:

	2009	2008
Weighted-average assumptions used to determine benefit obligation at December 31: Discount rate	6.00%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31: Discount rate	6.00%	6.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008

Note 17—Post-Retirement Benefits (Continued)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Interest cost	$33	$32	$27
Amortization of transition obligation	32	32	32
Recognized net actuarial loss	6	2	—

Net periodic benefit cost	71	66	59

Net (gain) loss	—	56	86
Credit to accumulated other comprehensive income for measurement date change	—	(6)	—
Amortization of transition obligation	(31)	(31)	(31)
Amortization of loss	(6)	(2)	—

Total amount recognized in other comprehensive income	(37)	17	55

Total recognized in net periodic benefit cost and other comprehensive income	$34	$83	$114

        The estimated net loss, transition and prior service cost for the retiree medical plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $6,000, $31,000, and $0, respectively.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2009:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	41	(37)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2010	$62
2011	61
2012	59
2013	58
2014	56
2015–2019	247

$543

        The Company expects to contribute approximately $62,000 to the post-retirement medical plan in 2010.

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

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	351,553	$26.94	336,384	$26.33	308,368	$24.26
Granted	33,288	27.48	29,483	31.50	41,445	39.25
Exercised	(30,831)	17.24	(14,087)	21.18	(12,964)	19.91
Forfeited	(4,099)	30.80	(227)	27.01	(465)	28.53
Expired	(1,336)	18.45	—	—	—	—

Outstanding at December 31	348,575	27.84	351,553	26.94	336,384	26.27

Exercisable at December 31	274,829	26.82	277,492	25.00	246,366	23.42

Weighted-average fair value of options granted during the year		$9.75		$10.77		$9.25

        The aggregate intrinsic value of 348,575 and 351,553 stock options outstanding at December 31, 2009 and 2008 was $884,000 and $2.9 million, respectively. The aggregate intrinsic value of 274,829 and 277,492 stock options exercisable at December 31, 2009 and 2008 was $877,000 and $2.7 million, respectively.

Note 18—Share-Based Compensation (Continued)

        Information pertaining to options outstanding at December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.39–$16.00	41,458	1.8 years	$15.02	41,435	$15.02
$16.01–$21.00	10,750	2.6 years	19.08	10,748	19.08
$21.01–$26.00	45,673	3.1 years	22.56	45,654	22.56
$26.01–$31.00	106,472	5.8 years	27.49	75,722	27.50
$31.01–$36.00	101,408	6.3 years	31.96	74,580	32.05
$36.01–$39.74	42,814	7.1 years	39.15	26,690	38.99

	348,575	5.2 years	27.84	274,829	26.82	4.4 years

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2009	2008	2007
Dividend yield	2.47%	1.86%	1.88%
Expected life	6 years	6 years	7 years
Expected volatility	44.9%–49.2%	36%	18%
Risk-free interest rate	1.87%	3.44%	4.65%

        As of December 31, 2009, there was $440,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.06 years as of December 31, 2009. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $313,000, $403,000 and $483,000, respectively. Compensation expense of $310,000, $347,000, and $424,000 was recorded in 2009, 2008, and 2007, respectively.

Restricted Stock

        The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees have typically vested over a 48-month period, and beginning in 2007, some grants cliff vest after four years. Grants to employees for the year ended December 31, 2009 and 2008 cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

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

Note 18—Share-Based Compensation (Continued)

        Nonvested restricted stock for the year ended December 31, 2009 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	99,557	$31.57
Granted	96,257	26.76
Vested	(37,102)	26.50
Forfeited	(6,829)	33.73

Nonvested at December 31	151,883	29.66

        The Company granted 96,257, 48,089, and 36,061 shares for the years ended December 31, 2009, 2008, and 2007, respectively. The weighted-average-grant-date fair value of restricted shares granted in 2009, 2008, and 2007 was $26.76, $32.37, and $37.39, respectively. Compensation expense of $1.1 million, $1.1 million, and $578,000 was recorded in 2009, 2008, and 2007, respectively.

        The vesting schedule of these shares as of December 31, 2009 is as follows:

Shares
2010	18,936
2011	24,836
2012	29,487
2013	11,978
2014	4,395
Thereafter	62,251

151,883

        As of December 31, 2009, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 5.07 years as of December 31, 2009. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $983,000, $604,000 and $468,000, respectively.

Employee Stock Purchase Plan

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $69,000, $116,000 and $108,000 in share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 19—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2009, 2008 and 2007. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or

Note 19—Stock Repurchase Program (Continued)

paying taxes on currently vesting restricted stock, the Company repurchased 15,823, 6,074, and 2,474 shares at a cost of $446,000, $201,000, and $92,000 in 2009, 2008, and 2007, respectively.

Note 20—Lease Commitments

        The Company's subsidiary was obligated at December 31, 2009, under certain noncancelable operating leases extending to the year 2045 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2010	$2,278
2011	2,321
2012	2,355
2013	2,338
2014	2,019
Thereafter	30,916

$42,227

        Total lease expense for the years ended December 31, 2009, 2008, and 2007 was $2.4 million, $4.0 million and $3.3 million, respectively.

Note 21—Contingent Liabilities

        The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 22—Related Party Transactions

        During 2009 and 2008, the Company's banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $27.8 million and $29.7 million at December 31, 2009 and 2008 respectively. During 2009, $1.9 million of new loans were made to this group while repayments of $8.8 million were received during the year. Other changes resulted in a increase of $2.2 million and a $2.8 million adjustment to the beginning balance due to adding a board member during 2009. Related party deposits totaled approximately $20.9 million and $16.1 million at December 31, 2009 and 2008, respectively.

Note 23—Financial Instruments with Off-Balance Sheet Risk

        The Company's subsidiary is a party to credit related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the subsidiary has in particular classes of financial instruments.

        The subsidiary's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2009 and 2008, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	2009	2008
Commitments to extend credit	$469,841	$544,307
Standby letters of credit and financial guarantees	9,725	9,805

	$479,566	$554,112

Commitments to Extend Credit

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiary is committed.

Standby Letters of Credit and Financial Guarantees

        Standby letters of credit and financial guarantees are conditional commitments issued by the banking subsidiary to guarantee the performance of a customer to a third party. Those letters of credit and guarantees are primarily issued to support public and private borrowing arrangements. Essentially, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

Note 24—Fair Value

        FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the

Note 24—Fair Value (Continued)

United States, and enhances disclosures about fair value measurements. FASB ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

        The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities and derivative contracts are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

        Pooled trust preferred securities are Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets. The Company has determined that (1) there are few observable transactions and market quotations available and they are not reliable for purposes of determining fair value at December 31, 2009, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. This income valuation approach requires numerous steps in determining fair value. These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary

Note 24—Fair Value (Continued)

market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

        The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned ("OREO")

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

Derivative Financial Instruments

        Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the hierarchy. See Note 29—Derivative Financial Instruments for additional information.

Note 24—Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$36,615	$—	$36,615	$—
State and municipal obligations	26,805	—	26,805	—
Mortgage-backed securities	103,268	—	103,268	—
Trust preferred (collateralized debt obligations)	6,250	—	—	6,250
Corporate stocks	365	330	35	—

Total securities available for sale	$173,303	$330	$166,723	$6,250

Liabilities
Derivative financial instruments	$21	$—	$21	$—

(Dollars in thousands)	Fair Value December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$28,672	$—	$28,672	$—
State and municipal obligations	10,558	—	10,558	—
Mortgage-backed securities	133,505	—	133,505	—
Trust preferred (collateralized debt obligations)	10,083	—	—	10,083
Corporate stocks	402	367	35	—

Total securities available for sale	$183,220	$367	$172,770	$10,083

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

Note 24—Fair Value (Continued)

        A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the year ended December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$—	$—
Total realized and unrealized losses included in income	(1,994)	—
Purchases, issuances and settlements, net	(35)	—
Transfers in and/or out of level 3	12,112	—

Fair value, December 31, 2008	10,083	—
Total realized and unrealized losses included in income	(3,870)	—
Purchases, issuances and settlements, net	37	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2009	$6,250	$—

Total unrealized losses included in income related to financial assets and liabilities still on the consolidated balance sheet at
December 31, 2008	$(1,994)	$—

December 31, 2009	$(3,870)	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

(Dollars in thousands)	Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,276	$—	$14,809	$8,467
OREO	3,102	—	3,102	—

(Dollars in thousands)	Fair Value December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,603	$—	$8,603	$—

        The amount above includes impaired loans that have been partially charged off and are carried at fair value.

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to

Note 24—Fair Value (Continued)

management as of December 31, 2009 and 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 24—Fair Value (Continued)

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

	December 31,
	2009		2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$104,908	$104,908	$49,465	$49,465
Investment securities	211,112	211,475	222,227	221,576
Loans, net and loans held for sale	2,183,313	2,142,404	2,300,293	2,308,660
Accrued interest receivable	9,880	9,880	11,133	11,133
Financial liabilities:
Deposits	2,104,639	2,109,983	2,153,274	2,153,509
Federal funds purchased and securities sold under agreements to repurchase	162,515	162,515	172,393	172,393
Other borrowings	143,624	132,049	177,477	177,486
Accrued interest payable	3,059	3,059	5,408	5,408
Unrecognized financial instruments:
Commitments to extend credit	469,841	461,038	544,307	546,287
Standby letters of credit and
financial guarantees	9,725	9,725	9,805	9,805

Note 25—Regulatory Matters

        The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet-items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2009 and 2008, that the Company and its subsidiary met all capital adequacy requirements to which they are subject.

        As of their most recent regulatory examinations, the Company and its subsidiary were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events subsequent to the most recent examinations that management believes have changed the institutions' category.

Note 25—Regulatory Matters (Continued)

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total risk-based capital (to risk-weighted assets):
Consolidated	$307,039	14.42%	$170,298	8.00%	n/a	n/a
SCBT, N.A.	303,853	14.28%	170,276	8.00%	212,845	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	265,506	12.47%	85,149	4.00%	n/a	n/a
SCBT, N.A.	262,323	12.32%	85,138	4.00%	127,707	6.00%
Tier 1 capital (to average assets):
Consolidated	265,506	9.89%	107,338	4.00%	n/a	n/a
SCBT, N.A.	262,323	9.79%	107,202	4.00%	134,003	5.00%
December 31, 2008:
Total risk-based capital (to risk-weighted assets):
Consolidated	$273,410	12.34%	$177,229	8.00%	n/a	n/a
SCBT, N.A.	268,752	12.14%	177,073	8.00%	221,341	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	230,892	10.42%	88,615	4.00%	n/a	n/a
SCBT, N.A.	226,258	10.22%	88,536	4.00%	132,804	6.00%
Tier 1 capital (to average assets):
Consolidated	230,892	8.54%	108,060	4.00%	n/a	n/a
SCBT, N.A.	226,258	8.38%	108,057	4.00%	135,071	5.00%

Note 26—Condensed Financial Statements of Parent Company

        Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash	$2,002	$2,487
Investment securities available for sale	330	367
Investment in subsidiaries	323,881	284,555
Less allowance for loan losses	—	(34)
Other assets	988	1,894

Total assets	$327,201	$289,269

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$44,382	$44,341
Shareholders' equity	282,819	244,928

Total liabilities and shareholders' equity	$327,201	$289,269

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Income:
Dividends from subsidiaries	$8,242	$9,689	$16,261
Operating income	138	(125)	50

Total income	8,380	9,564	16,311
Operating expenses	2,699	2,990	3,898

Income before income tax benefit and equity in undistributed earnings of subsidiaries	5,681	6,574	12,413
Applicable income tax benefit	875	1,068	1,320
Equity in undistributed earnings of subsidiary	7,039	8,143	7,832

Net income	13,595	15,785	21,565
Preferred stock dividends	1,115	—	—
Accretion on preferred stock discount	3,559	—	—

Net income available to common shareholders	$8,921	$15,785	$21,565

Note 26—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$13,595	$15,785	$21,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	31	37
Provision for loan losses	(34)	(38)	34
Share-based compensation	1,431	1,379	1,002
Other-than-temporary impairment on securities	84	124	—
Decrease (increase) in other assets	(111)	11	11
(Decrease) increase in other liabilities	996	(602)	(295)
Undistributed earnings of subsidiary	(7,039)	(8,143)	(7,832)

Net cash provided by operating activities	8,953	8,547	14,522

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	—	—	111
Purchases of investment securities available for sale	—	—	(100)
Payments for investments in subsidiary	(28,500)	(27,502)	(9,009)
Recoveries on loans previously charged off	—	—	4
Other, net	—	—	(39)

Net cash used in investing activities	(28,500)	(27,502)	(9,033)

Cash flows from financing activities:
Preferred stock issuance, net of issuance costs	64,632	—	—
Preferred stock repurchase	(64,779)	—	—
Common stock warrant repurchase	(1,400)	—	—
Common stock issuance	29,815	27,414	613
Common stock repurchased	(446)	(201)	(92)
Dividends paid on preferred stock	(1,115)	—	—
Dividends paid on common stock	(8,177)	(7,113)	(6,227)
Stock options exercised	532	297	258

Net cash provided by (used in) financing activities	19,062	20,397	(5,448)

Net increase (decrease) in cash and cash equivalents	(485)	1,442	41
Cash and cash equivalents at beginning of period	2,487	1,045	1,004

Cash and cash equivalents at end of period	$2,002	$2,487	$1,045

Note 27—Common Stock Issuance

        In May of 2009, the Company commenced a public offering by selling 1,356,500 shares of common stock, including an over-allotment option with the underwriters; at an offering price of $23.00 per share resulting in net proceeds to the Company of approximately $29.2 million (see Consolidated Statements of Changes in Shareholders' Equity).

        On October 28, 2008, the Company issued 1,010,000 shares of its authorized but unissued common stock to certain accredited investors at $28.00 per share pursuant to a private placement transaction.

Note 27—Common Stock Issuance (Continued)

Net proceeds from this sale of common stock of $26.8 million are expected to be used for general corporate purposes, including supporting the continued and anticipated growth of the Company. On December 2, 2008, the Company filed a registration statement with the U.S. Securities and Exchange Commission to permit resale of the common shares issued in this transaction.

Note 28—Participation in U.S. Treasury Capital Purchase Program

        On January 16, 2009, the Company issued and sold Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share to the U.S. Treasury, along with a warrant to purchase 303,083 shares of the Company's common stock, for an aggregate purchase price of $64.8 million as part of the U.S. Treasury's Capital Purchase Program.

        On May 20, 2009, the Company entered into a repurchase letter agreement with the U.S. Treasury, pursuant to which the Company repurchased all 64,779 shares of its preferred shares for an aggregate purchase price of approximately $64.8 million, which included accrued and unpaid dividends of approximately $45,000.

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

        The Company recognized a charge of approximately $3.3 million during 2009 in the form of an accelerated dividend to account for the difference between the original purchase price for the preferred stock and its redemption price. In addition to this charge, the Company recognized a dividend on the preferred stock including the accretion on the preferred stock discount of approximately $1.4 million, for a total effective dividend of approximately $4.7 million for the year ended December 31, 2009, charged to net income available to common shareholders.

Note 29—Derivative Financial Instruments

        The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, specifically an interest rate swap (cash flow hedge). The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. For more information regarding the fair value of the Company's derivative financial instruments, see Note 24 to these financial statements. The only type of derivative currently used by the Company is a forward starting interest rate swap agreement.

        The Company utilizes the interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change, together with the offsetting gain or loss to the hedged item attributable to the risk being hedged. Earnings will be affected to the extent to which the hedge is not effective in achieving offsetting changes in fair value. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For

Note 29—Derivative Financial Instruments (Continued)

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

  Cash Flow Hedge of Interest Rate Risk

        During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company will hedge the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate on the debt beginning on June 15, 2010, at which time the debt will contractually convert from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019. The notional amount on which the interest payments are based will not be exchanged. As of December 31, 2009, the junior subordinated debt had a fixed interest rate of 6.37%.

        The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $14,000 for the year ended December 31, 2009. The Company recognized a $21,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2009. There was no ineffectiveness in the cash flow hedge during the year ended December 31, 2009.

        Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty's exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2009, neither party was required to post any cash collateral. Also, the Company has a netting agreement with the counterparty.

Note 30—Subsequent Events

        On January 29, 2010, the Company entered into a purchase and assumption ("P&A") agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of CBT, a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia.

        CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the Northeast region of Georgia. Excluding the effects of purchase accounting, the Company acquired $1.0 billion in total assets, including loans of $771.5 million, and $1.1 billion in total liabilities, including $1.0 billion in deposits, based on December 31, 2009 unaudited balances.

        Pursuant to the P&A agreement, SCBT, N.A. received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and SCBT, N.A. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount.

Note 30—Subsequent Events (Continued)

        The loss sharing agreement applicable to single family residential mortgage loans provides for loss sharing with the FDIC for up to ten years, and for commercial loans and other covered assets provides for loss sharing for up to five years with the FDIC.

        The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A agreement. However, the Company has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the acquisition.

        The acquisition will be accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the acquisition of CBT is incomplete as of March 12, 2010. The Company expects to record a bargain purchase gain in connection with the acquisition during the three months ended March 31, 2010; however, since the initial purchase accounting adjustments have not been finalized, the Company is unable to provide the amount or a range of the ultimate bargain purchase gain, or the estimated fair values of the acquired assets and assumed liabilities of CBT, at the present time. The impact of the purchase accounting adjustments in an FDIC-assisted deal are also integral to accurately assessing the impact of the acquired entity on the operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of CBT prior to the date of the combination. Therefore, pro forma financial information is not considered meaningful or currently possible for purposes of these consolidated financial statements.