Form 10-Q
period 2010-03-31
SCBT FINANCIAL CORP
filed 2010-05-10
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2010
Common Stock, $2.50 par value	12,763,843

SCBT Financial Corporation and Subsidiaries

March 31, 2010 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$81,683	$80,523	$49,164
Interest-bearing deposits with banks	5,665	174	192
Federal funds sold and securities purchased under agreements to resell	150,144	24,211	55,256
Money market mutual funds	605	—	25,000
Total cash and cash equivalents	238,097	104,908	129,612
Investment securities:
Securities held to maturity (fair value of $21,062, $21,901 and $22,913, respectively)	20,403	21,538	23,057
Securities available for sale, at fair value	268,372	173,303	165,558
Other investments	22,230	16,271	15,417
Total investment securities	311,005	211,112	204,032
Loans held for sale	15,925	17,563	43,603
Loans:
Covered under FDIC loss share agreements	438,807	—	—
Not covered under FDIC loss share agreements	2,175,242	2,203,238	2,292,654
Less allowance for loan losses	(41,397)	(37,488)	(32,094)
Loans, net	2,572,652	2,165,750	2,260,560
FDIC receivable for loss share agreements	277,158	—	—
Other real estate owned (covered of $32,076, $0, and $0, respectively; and non-covered of $9,319, $3,102 and $9,563, respectively)	41,395	3,102	9,563
Premises and equipment, net	72,079	71,829	73,606
Goodwill and other intangibles	73,900	65,695	66,090
Other assets	62,973	62,229	52,518
Total assets	$3,665,184	$2,702,188	$2,839,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$457,412	$346,248	$315,727
Interest-bearing	2,537,702	1,758,391	1,836,141
Total deposits	2,995,114	2,104,639	2,151,868
Federal funds purchased and securities sold under agreements to repurchase	237,669	162,515	205,985
Other borrowings	62,929	143,624	152,799
Other liabilities	34,706	8,591	17,752
Total liabilities	3,330,418	2,419,369	2,528,404
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; 0, 0 and 64,779 shares issued and outstanding	—	—	61,369
Common stock - $2.50 par value; authorized 40,000,000 shares; 12,750,774, 12,739,533 and 11,319,644 shares issued and outstanding	31,877	31,849	28,299
Surplus	196,793	196,437	170,270
Retained earnings	106,713	59,915	60,952
Accumulated other comprehensive loss	(617)	(5,382)	(9,710)
Total shareholders’ equity	334,766	282,819	311,180
Total liabilities and shareholders’ equity	$3,665,184	$2,702,188	$2,839,584

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans, including fees	$34,173	$33,717
Investment securities:
Taxable	2,514	2,370
Tax-exempt	265	235
Federal funds sold and securities purchased under agreements to resell	233	82
Money market funds	—	44
Deposits with banks	19	—
Total interest income	37,204	36,448
Interest expense:
Deposits	7,055	9,741
Federal funds purchased and securities sold under agreements to repurchase	165	125
Other borrowings	1,353	1,584
Total interest expense	8,573	11,450
Net interest income	28,631	24,998
Provision for loan losses	20,778	5,043
Net interest income after provision for loan losses	7,853	19,955
Noninterest income:
Gain on acquisition	98,081	—
Service charges on deposit accounts	4,523	3,585
Bankcard services income	1,799	1,182
Mortgage banking income	1,182	1,261
Trust and investment services income	784	691
Other-than-temporary impairment losses	(5,586)	—
Other	1,176	412
Total noninterest income	101,959	7,131
Noninterest expense:
Salaries and employee benefits	14,091	10,519
Federal Home Loan Bank advances prepayment fee	3,189	—
Net occupancy expense	2,373	1,583
Furniture and equipment expense	1,636	1,560
Information services expense	2,371	1,442
FDIC assessment and other regulatory charges	1,323	1,184
OREO (income) expense and loan related	(270)	674
Advertising and marketing	587	650
Professional fees	557	434
Amortization of intangibles	349	131
Merger-related expense	3,908	—
Other	2,804	2,010
Total noninterest expense	32,918	20,187
Earnings:
Income before provision for income taxes	76,894	6,899
Provision for income taxes	27,933	2,379
Net income	48,961	4,520
Preferred stock dividends	—	665
Accretion on preferred stock discount	—	149
Net income available to common shareholders	$48,961	$3,706
Earnings per common share:
Basic	$3.89	$0.33
Diluted	$3.86	$0.33
Dividends per common share	$0.17	$0.17
Weighted-average common shares outstanding:
Basic	12,591	11,180
Diluted	12,696	11,226

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2010 and 2009

 (Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	4,520	—	4,520
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(525)	(525)
Total comprehensive income								3,995
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	149	—	—	—	(814)	—	(665)
Cash dividends declared at $.17 per share	—	—	—	—	—	(1,925)	—	(1,925)
Issuance of Series T preferred stock and warrants to purchase common stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Restricted stock awards	—	—	74,740	187	(187)	—	—	—
Common stock repurchased	—	—	(5,699)	(15)	(159)	—	—	(174)
Share-based compensation expense	—	—	—	—	389	—	—	389
Balance, March 31, 2009	64,779	$61,369	11,319,644	$28,299	$170,270	$60,952	$(9,710)	$311,180

Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	48,961	—	48,961
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	4,892	4,892
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(127)	(127)
Total comprehensive income								53,726
Cash dividends declared at $.17 per share	—	—	—	—	—	(2,163)	—	(2,163)
Stock options exercised	—	—	1,740	4	44	—	—	48
Restricted stock awards	—	—	11,171	28	(28)	—	—	—
Common stock repurchased	—	—	(1,670)	(4)	(42)	—	—	(46)
Share-based compensation expense	—	—	—	—	382	—	—	382
Balance, March 31, 2010	—	$—	12,750,774	$31,877	$196,793	$106,713	$(617)	$334,766

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$48,961	$4,520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,887	1,310
Provision for loan losses	20,778	5,043
Other-than-temporary impairment on securities	5,586	—
Gain on acquisition	(98,081)	—
Share-based compensation expense	382	389
Net amortization (accretion) of investment securities	171	(124)
Net change in loans held for sale	1,639	(27,861)
Net change in miscellaneous assets and liabilities	16,066	(780)
Net cash used in operating activities	(2,611)	(17,503)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	8,971
Proceeds from maturities and calls of investment securities held to maturity	1,135	1,170
Proceeds from maturities and calls of investment securities available for sale	14,828	12,996
Proceeds from sales of other investment securities	—	450
Purchases of investment securities available for sale	(8,315)	(5,025)
Purchases of other investment securities	—	(1,088)
Net decrease in customer loans	31,784	18,947
Net cash received from acquisition	306,298	—
Purchases of premises and equipment	(1,711)	(2,867)
Net cash provided by investing activities	344,019	33,554
Cash flows from financing activities:
Net decrease in deposits	(118,031)	(1,407)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	74,809	13,231
Repayment of FHLB advances	(162,836)	(10,000)
Issuance of preferred stock and warrants, net of issuance costs	—	64,632
Common stock repurchased	(46)	(174)
Dividends paid on preferred stock	—	(261)
Dividends paid on common stock	(2,163)	(1,925)
Stock options exercised	48	—
Net cash provided by (used in) financing activities	(208,219)	64,096
Net increase in cash and cash equivalents	133,189	80,147
Cash and cash equivalents at beginning of period	104,908	49,465
Cash and cash equivalents at end of period	$238,097	$129,612

Supplemental Disclosures:
Cash paid for:
Interest	$11,601	$18,542
Income taxes	$4,871	$31

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2009 should be referenced when reading these unaudited condensed consolidated financial statements.

The following accounting policies were adopted during the first quarter of 2010.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the loss share agreements with the FDIC.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determine the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow.

Note 2 — Summary of Significant Accounting Policies (continued)

Loans acquired through business combinations that do not meet the specific criteria of ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase.  Regarding the accounting for such loan receivables that, in the absence of further standard setting, the AICPA understands that the SEC staff would not object to an accounting policy based on contractual cash flows (ASC Topic 310-20 approach) or an accounting policy based on expected cash flows (ASC Topic 310-30 approach). Management believes the approach using expected cash flows is a more appropriate option to follow in accounting for the fair value discount.

The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Note 3 — Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to ASC 820-10, Fair Value Measurements. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

In February 2010, the FASB issued ASU 2010-09 amending its guidance in FASB ASC 855-10, Subsequent Events, to remove the requirement for Securities & Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  This change alleviates potential conflicts with current SEC guidance.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  FASB ASC 105-10, Generally Accepted Accounting Principles, became applicable beginning in third quarter of 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FASB ASC 805-10-65-1 in topic 805, Business Combinations, includes the transition and open effective date information related to this FSP.  The guidance amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer.  The guidance is effective for fiscal years beginning after December 15, 2008.  The guidance is effective and applied to the FDIC-assisted acquisition during the first quarter of 2010.

Note 4 — Mergers and Acquisitions

On January 29, 2010, the Company’s wholly owned bank subsidiary, SCBT, N.A. (the “Bank”), entered into a purchase and assumption agreement (the “P&A Agreement”), including loss share arrangements, with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume substantially all of the deposits and certain liabilities of Community Bank & Trust, N.A. (“CBT”), a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia.  CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the Northeast region of Georgia.

Pursuant to the P&A Agreement, the Bank received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits.  The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank.  Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount.  Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.   The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and the Bank reimbursement to the FDIC for ten years.  The loss share agreement applicable to commercial loans provides for FDIC loss sharing for five years and the Bank reimbursement to the FDIC for eight years.  As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered asset fluctuates, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements.  This discount will be accreted to income over future periods.

Note 4 — Mergers and Acquisitions (continued)

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A Agreement.  However, the Bank had the option to purchase the real estate, furniture and equipment from the FDIC.  The term of this option expired on April 29, 2010, 90 days from the date of the acquisition.  On April 28, 2010, the Bank notified the FDIC that it planned to acquire seven bank facilities with an appraised value of approximately $10.9 million.  In addition, the Bank notified the FDIC that it plans to purchase approximately $700,000 of furniture or equipment related to 27 locations being retained by the Bank.  These 27 banking facilities include both leased and owned locations.  In late May and early June of 2010, the Bank will close 10 locations of the acquired Georgia franchise.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations.  Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.  The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company.  Disclosure of pro forma financial information is also made more difficult by the troubled nature of CBT prior to the date of the combination.  The Company has omitted certain financial information of CBT required by Rule 3-05 of Regulation S-X and the related pro forma financial information under Article 11 of Regulation S-X pursuant to the guidance provided in SEC Staff Accounting Bulletin 1:K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”). SAB 1:K provides relief from the requirements of Rule 3-05 in certain instances, such as the CBT transaction, where a registrant engages in an acquisition of a significant amount of assets of a troubled financial institution that involves pervasive federal assistance and audited financial statements of the troubled financial institution are not reasonably available.

As of March 31, 2010, noninterest income includes a pre-tax gain of $98.1 million which resulted from the acquisition of CBT.  The amount of the gain is equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed.  The Company recognized $3.9 million in merger-related expense during the three months ended March 31, 2010.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of January 29, 2010, as record by CBT on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by CBT	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$80,615	$(12)	$80,603	$—		$80,603
Investment securities	116,270	(10,046)	106,224	(613	)(a)	105,611
Loans	828,223	(56,725)	771,498	(312,033	)(b)	459,465
Premises and equipment	24,063	(24,015)	48	—		48
Intangible assets	—	—	—	8,535	(c)	8,535
FDIC receivable for loss sharing agreement	—	—	—	276,789	(d)	276,789
Other real estate owned and repossessed assets	46,271	4,852	51,123	(25,194	)(e)	25,929
Other assets	26,414	(18,541)	7,873	—		7,873
Total assets	$1,121,856	$(104,487)	$1,017,369	$(52,516)		$964,853

Liabilities
Deposits:
Noninterest-bearing	$107,617	$(11,602)	$96,015	$—		$96,015
Interest-bearing	907,288	311	907,599	4,892	(f)	912,491
Total deposits	1,014,905	(11,291)	1,003,614	4,892		1,008,506
Other borrowings	80,250	—	80,250	2,316	(g)	82,566
Other liabilities	10,748	(3,614)	7,134	194	(h)	7,328
Total liabilities	1,105,903	(14,905)	1,090,998	7,402		1,098,400
Net assets acquired over liablities assumed	$15,953	$(89,582)	$(73,629)	$(59,918)		$(133,547)
Excess of assets acquired over liabilities assumed	$15,953	$(89,582)	$(73,629)
Aggregate fair value adjustments				$(59,918)

Cash received from the FDIC						$225,695
Cash due from FDIC						5,933
Total cash received and due from the FDIC						231,628
Pre-tax gain on acquisition						$98,081

Explanation of fair value adjustments

Adjustment reflects:

(a)—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.

(d)—Adjustment reflects the estimated fair value of payments the Company will receive from the FDIC under the loss share agreements.

(e)—Adjustment reflects the estimated OREO losses based on the Company’s evaluation of the acquired OREO portfolio.

(f)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(g)—Adjustment reflects the prepayment penalty paid when FHLB advances were completely paid off in early February 2010.

(h)—Adjustment reflects the fair value of leases assumed.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2010:
State and municipal obligations	$20,403	$669	$(10)	$21,062

December 31, 2009:
State and municipal obligations	$21,538	$391	$(28)	$21,901

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2010:
Government-sponsored enterprises debt *	$119,575	$626	$(182)	$120,019
State and municipal obligations	40,505	1,414	(363)	41,556
Mortgage-backed securities **	95,575	4,538	(8)	100,105
Trust preferred (collateralized debt obligations)	6,576	—	(280)	6,296
Corporate stocks	285	114	(3)	396
	$262,516	$6,692	$(836)	$268,372
December 31, 2009:
Government-sponsored enterprises debt *	$36,785	$166	$(336)	$36,615
State and municipal obligations	26,727	489	(411)	26,805
Mortgage-backed securities **	99,192	4,182	(106)	103,268
Trust preferred (collateralized debt obligations)	12,042	—	(5,792)	6,250
Corporate stocks	285	80	—	365
	$175,031	$4,917	$(6,645)	$173,303

* - Government-sponsored enterprises holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored enterprises; no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	14,862	—	—	14,862
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
Other	49	—	—	49
	$22,230	$—	$—	$22,230
December 31, 2009:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$16,271	$—	$—	$16,271

Note 5 — Investment Securities (continued)

The Company has determined that the investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is not other than temporarily impaired as of March 31, 2010 and ultimate recoverability of the par value of these investments is probable.  See Item 2 in MD&A under “Other Investments.”

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$360	$364	$4,724	$4,796
Due after one year through five years	389	395	42,051	42,454
Due after five years through ten years	3,632	3,777	48,750	50,200
Due after ten years	16,022	16,526	166,654	170,526
	$20,403	$21,062	$262,179	$267,976

Information pertaining to the Company’s securities available for sale with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2010:
Securities Held to Maturity
State and municipal obligations	$—	$—	$10	$812

Securities Available for Sale
Government-sponsored enterprises debt	$182	$12,272	$—	$—
State and municipal obligations	84	2,534	279	4,363
Mortgage-backed securities	8	3,162	—	—
Trust preferred (collateralized debt obligations)	—	—	280	2,361
Corporate stocks	3	166	—	—
	$277	$18,134	$559	$6,724

December 31, 2009:
Securities Held to Maturity
State and municipal obligations	$28	$4,308	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$336	$21,117	$—	$—
State and municipal obligations	13	3,281	398	4,400
Mortgage-backed securities	106	9,388	—	—
Trust preferred (collateralized debt obligations)	—	—	5,792	6,250
	$455	$33,786	$6,190	$10,650

Note 5 — Investment Securities (continued)

The following table presents a roll forward of the amount of credit and non-credit losses on the Company’s investment securities recognized in earnings for the three months ended March 31, 2010 for debt securities:

(Dollars in thousands)
Balance at beginning of period	$4,922
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized
PreTSL IX B-3	1,229
PreTSL X B-1	1,216
PreTSL X B-3	336
PreTSL XI B-1	1,488
PreTSL XIII B-2	429
PreTSL XIV	798
Net impairment losses recognized in earnings - 2010	5,496
Balance at end of period	$10,418

In the first quarter of 2010, the Company continued to evaluate its pooled trust preferred collateralized debt obligations (“TRUPs”) for OTTI.  As of June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI on debt securities not expected to be sold be recognized in other comprehensive income.  The Company concluded that there appears to have been a change in the fundamental behavior and inclination of some issuers toward earlier deferrals or defaults on their payments in the trust preferred pools during the first quarter of 2010, and as a result the change in performance of the pools has decreased the probability that the Company would be able to recognize cash flows in excess of the estimated fair value of the securities.  In addition, the Company may decide to liquidate these securities before anticipated recovery given the impact of the changes in the nature of the Company’s balance sheet and levels of classified assets to capital resulting from the CBT acquisition.  As a result of this analysis, the Company changed its intent and expectations relative to these securities, and has written these securities down to fair market value (reflecting both credit and non-credit related considerations).  Therefore, a $5.5 million charge was recognized in earnings to write these securities down to their estimated fair value of $3.9 million as of March 31, 2010.  These OTTI charges were taken on six of the eight TRUPs, and ranged from $336,000 to $1.5 million per security.   PreTSL XVI C has been fully written off as of March 31, 2010 and the MMCaps I A is a senior security in a pool where deferral/default experience has been more predictable.

All future losses in these securities will be charged to earnings and any unrealized gains will be recorded through other comprehensive income (equity), net of tax.

On at least a quarterly basis, the Company reviews its investment portfolio for indications of impairment.  This review includes analyzing the length of time and the extent to which fair value has been lower than the cost, the financial condition and near-term prospects of the issuers on a specific collateral approach basis (discussed further below), including any specific events which may influence the operations of those issuers.  The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of its investment strategy, its cash flow needs, liquidity position, capital adequacy and interest rate risk position.  Additionally, the risk of further OTTI charges may be influenced by additional bank failures, prolonged recession of the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide financial assistance to financial institutions.

At March 31, 2010, the book value of the Company’s TRUPs totaled $6.6 million with an estimated fair value of $6.3 million.  One of these securities is a senior tranche (MMCaps I A) and the remaining seven securities are mezzanine tranches.  During the first quarter of 2010, Fitch downgraded the mezzanine TRUPs to “C” from “CC” credit rating.

Note 5 — Investment Securities (continued)

As of March 31, 2010, the following table provides detail of the Company’s pooled TRUPs:

		Current Information for the Securities						Deferral / Default Statistics
							Receiving
							Principal /	Deferral /	Excess Subordination (5)
							Interest	Defaults		% of
		#			Unreal-		Contract-	% of Total		Current
(Dollars in		of	Book	Fair	ized	Credit	ually at	Collateral		Performing
thousands)	Class	Issuers	Value	Value	Loss (1)	Ratings (2)	3/31/10?	Balance (4)	Amount	Collateral

PreTSL IX B-3	Mezzanine	44	$1,054	$1,054	$—	Ca / C	Yes / No (3)	29.2%	$—	0.0%
PreTSL X B-1	Mezzanine	53	451	451	—	Ca / C	Yes / No (3)	43.5%	—	0.0%
PreTSL X B-3	Mezzanine	53	129	129	—	Ca / C	Yes / No (3)	43.5%	—	0.0%
PreTSL XI B-1	Mezzanine	60	1,176	1,176	—	Ca / C	Yes / Yes	25.1%	—	0.0%
PreTSL XIII B-2	Mezzanine	64	415	415	—	Ca / C	Yes / Yes	20.8%	—	0.0%
PreTSL XIV B-2	Mezzanine	62	709	709	—	Ca / C	Yes / No (3)	22.1%	—	0.0%
PreTSL XVI C	Mezzanine	46	—	—	—	Ca / C	Yes / No (3)	31.7%	—	0.0%
MMCaps I A	Senior	27	2,642	2,362	(280)	A3 / A	Yes / Yes	16.5%	63,840	28.2%
Total			$6,576	$6,296	$(280)

Notes to table above:

(1) Unrealized loss greater than twelve months.

(2) Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate these securities).

(3) Interest on this security is currently not being paid in cash, but is being added (capitalized) to the principal balance, a process known as a payment in kind (“PIK”).  This is the result of a current, temporary interest shortfall being experienced due to the amount of deferrals within the given deal, and therefore, there is not enough interest available to pay the current interest on the given class of notes.  Also, a PIKing may occur as a result of breaching the principal coverage test of the class of notes immediately senior to the given class.  The Company has four TRUPs, PreTSL X B-1, X B-3, XIV B-2, and XVI C, which are fully PIKing.  In addition, PreTSL IX B-3 is partially PIKing.

(4)  This ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters, to the total amount of original collateral for a given deal.  Fewer deferrals/defaults produce a lower ratio.

(5) “Excess subordination” amount is the additional defaults/deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a “break in yield.”  This amount assumes that all currently performing collateral continues to perform.  A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity.  The “percent of current performing collateral” is the ratio of the “excess subordination amount” to current performing collateral — a higher percent means there is more excess subordination to absorb additional defaults/deferrals, and the better our security is protected from loss.

Note 6 — Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

Loans covered under loss share agreements	$438,807	$—	$—
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	442,566	467,284	519,689
Commercial non-owner occupied	294,147	303,650	325,132
Total commercial non-owner occupied real estate	736,713	770,934	844,821
Consumer real estate:
Consumer owner occupied	287,788	284,484	298,449
Home equity loans	250,651	248,639	232,202
Total consumer real estate	538,439	533,123	530,651
Commercial owner occupied real estate	483,450	469,101	443,804
Commercial and industrial	203,296	214,174	240,624
Other income producing property	133,949	137,736	136,703
Consumer	66,259	68,770	86,942
Other loans	13,136	9,400	9,109
Total loans not covered under loss share agreements	2,175,242	2,203,238	2,292,654
Less, allowance for loan losses	(41,397)	(37,488)	(32,094)
Loans, net	$2,572,652	$2,165,750	$2,260,560

The Company’s loans covered under loss share agreements portfolio is comprised of the following balances:

	March 31, 2010
	Impaired	All Other
	Acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total

Loans covered under loss share agreements:
Commercial real estate:
Construction and land development	$54,475	$22,876	$77,351
Commercial real estate	46,716	87,206	133,922
Total commercial real estate	101,191	110,082	211,273
Consumer real estate:
Consumer owner occupied	85,511	62,184	147,695
Home equity loans	5,559	6,078	11,637
Total consumer real estate	91,070	68,262	159,332
Commercial and industrial	14,948	28,392	43,340
Consumer	12,797	11,187	23,983
Other loans	—	878	879
Total loans covered under loss share agreements	$220,006	$218,801	$438,807

Note 6 — Loans and Allowance for Loan Losses (continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired at acquisition date and all other acquired loans as of March 31, 2010 are as follows:

	Impaired	Non-impaired
(Dollars in thousands)	Loans	Loans	Total

Contractually-required principal and interest	$424,792	$332,027	$756,819
Non-accretable difference	(199,789)	(101,395)	(301,184)
Cash flows expected to be collected	225,003	230,632	455,635
Accretable yield	(4,997)	(11,831)	(16,828)
Fair value	$220,006	$218,801	$438,807

Income on acquired loans that are not impaired at acquisition date is recognized in the same manner as loans impaired at acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following changes in the carrying value of acquired loans at acquisition date during the three months ended March 31, 2010:

	Impaired	Non-impaired
(Dollars in thousands)	Loans	Loans

Balance, December 31, 2009	$—	$—
Fair value of acquired impaired loans	233,236	226,229
Reductions for payments and foreclosures	(13,230)	(7,428)
Balance, March 31, 2010	$220,006	$218,801

Note 6 — Loans and Allowance for Loan Losses (continued)

An analysis of the changes in the allowance for loan losses is as follows:

	March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$37,488	$31,525
Loans charged-off	(17,370)	(4,993)
Recoveries of loans previously charged-off	501	519
Net charge-offs	(16,869)	(4,474)
Provision for loan losses	20,778	5,043
Balance at end of period	$41,397	$32,094

At March 31, 2010 and 2009, there were $32.6 million and $15.2 million, respectively, of non-covered loans classified as impaired because it is probable that the Company will be unable to collect all principal and interest payments due according to the terms of the related loan agreements.  Specific reserves allocated to these impaired non-covered loans totaled $3.3 million and $2.1 million at March 31, 2010 and 2009, respectively.  At March 31, 2010, there were approximately $14.3 million of impaired non-covered loans with specific reserves.  At March 31, 2010, there were approximately $18.3 million of impaired non-covered loans for which there are no specific reserves.  The average recorded investments in impaired non-covered loans for the quarters ended March 31, 2010 and 2009 were $33.7 million and $16.4 million, respectively.

Note 7 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

Certificates of deposit	$1,333,890	$863,507	$1,038,474
Interest-bearing demand deposits	1,003,320	731,060	642,454
Demand deposits	457,412	346,248	315,727
Savings deposits	199,286	163,348	154,173
Other time deposits	1,206	476	1,040
Total deposits	$2,995,114	$2,104,639	$2,151,868

The aggregate amounts of time deposits in denominations of $100,000 or more at March 31, 2010, December 31, 2009, and March 31, 2009 were $626.6 million, $441.7 million and $515.5 million, respectively.  The Company did not have brokered certificates of deposit at March 31, 2010 and December 31, 2009.  The Company had brokered certificates of deposits of $25.0 million March 31, 2009.

Note 8 — Participation in U.S. Treasury Capital Purchase Program

On January 16, 2009, the Company issued and sold Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share to the U.S. Treasury, along with a warrant to purchase 303,083 shares of the Company’s common stock, for an aggregate purchase price of $64.8 million as part of the U.S. Treasury’s Capital Purchase Program.

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

The Company recognized a dividend on the preferred stock including the accretion on the preferred stock discount of $665,000, for a total effective dividend of $149,000 for the quarter ended March 31, 2009, charged to net income available to common shareholders.

Note 9 — Retirement Plans

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

Effective July 1, 209, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2010.

The components of net periodic pension expense recognized during the three months ended March 31 are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Service cost	$—	$189
Interest cost	270	289
Expected return on plan assets	(377)	(352)
Amortization of prior service cost	—	(43)
Recognized net actuarial loss	65	121
Net periodic pension expense (benefit)	$(42)	$204

The Company contributed $244,000 to the pension plan for the three months ended March 31, 2010 and anticipates making similar additional quarterly contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  The Company matches 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service.  The Company matches 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service.  Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees’ savings plan and the Company matches 100% of the employees’ contributions up to 6% of salary.  Effective April 1, 2009, the Company temporarily suspended the employer match contribution to all participants in the plan.  Effective January 1, 2010, the Company reinstated an employer match so that participating employees would receive a 50% matching of their 401(k) plan contributions, up to 4% of salary.

Note 9 — Retirement Plans (continued)

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

Note 10 — Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2010	2009
Basic earnings per share:
Net income available to common shareholders	$48,961	$3,706

Weighted-average basic shares	12,591	11,180
Basic earnings per share	$3.89	$0.33

Diluted earnings per share:
Net income available to common shareholders	$48,961	$3,706

Weighted-average basic shares	12,591	11,180
Effect of dilutive securities	105	46
Weighted-average dilutive shares	12,696	11,226
Diluted earnings per share	$3.86	$0.33

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Number of shares	150,519	558,483
Range of exercise prices	$26.01 - $39.74	$25.53 - $39.74

Note 11 — Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Note 11 — Share-Based Compensation (continued)

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2010	348,575	$27.84
Granted	53,457	33.14
Exercised	(1,740)	27.92
Expired/Forfeited	(2,002)	28.80
Outstanding at March 31, 2010	398,290	28.54	5.59	$3,480

Exercisable at March 31, 2010	301,723	27.39	4.49	$2,984

Weighted-average fair value of options granted during the year	$13.77

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2010	2009

Dividend yield	2.00%	2.00%
Expected life	6 years	6 years
Expected volatility	49%	45%
Risk-free interest rate	2.74%	1.82%

As of March 31, 2010, there was $1.1 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.93 years as of March 31, 2010.  The total fair value of shares vested during the three months ended March 31, 2010 was $301,000.

Note 11 — Share-Based Compensation (continued)

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

Nonvested restricted stock for the three months ended March 31, 2010 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2010	151,883	$29.66
Granted	11,171	35.81
Vested	(11,580)	30.67
Forfeited	—	—
Nonvested at March 31, 2010	151,474	30.04

As of March 31, 2009, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 5.1 years as of March 31, 2010.  The total fair value of shares vested during the three months ended March 31, 2010 was $355,000.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2010, commitments to extend credit and standby letters of credit totaled $571.6 million.  The Company does not anticipate any material losses as a result of these transactions.

On April 28, 2010, the Company notified the FDIC that it planned to acquire certain CBT bank facilities.  See Note 4 — Mergers and Acquisitions for further discussion.

Note 13 — Fair Value

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

Note 13 — Fair Value (continued)

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

Pooled trust preferred securities are Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company has determined that (1) there are few observable transactions and market quotations available and they are not reliable for purposes of determining fair value at March 31, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Note 13 — Fair Value (continued)

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  Covered OREO would be considered Level 3 in the fair value hierarchy because management has applied a significant discount due to the size and over supply of inventory in the north Georgia marketplace.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics, thus classifying the derivatives within Level 2 of the fair value hierarchy (see Note 15—Derivative Financial Instruments for additional information).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$120,019	$—	$120,019	$—
State and municipal obligations	41,556	—	41,556	—
Mortgage-backed securities	100,105	—	100,105	—
Trust preferred (collateralized debt obligations)	6,296	—	—	6,296
Corporate stocks	396	361	35	—
Total securities available for sale	$268,372	$361	$261,715	$6,296

Liabilities
Derivative financial instruments	$218	$—	$218	$—

Note 13 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$36,615	$—	$36,615	$—
State and municipal obligations	26,805	—	26,805	—
Mortgage-backed securities	103,268	—	103,268	—
Trust preferred (collateralized debt obligations)	6,250	—	—	6,250
Corporate stocks	365	330	35	—
Total securities available for sale	$173,303	$330	$166,723	$6,250

Liabilities
Derivative financial instruments	$21	$—	$21	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$17,444	$—	$17,444	$—
State and municipal obligations	13,825	—	13,825	—
Mortgage-backed securities	125,705	—	125,705	—
Trust preferred (collateralized debt obligations)	8,264	—	—	8,264
Corporate stocks	320	285	35	—
Total securities available for sale	$165,558	$285	$157,009	$8,264

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the quarter ended March 31, 2010.

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

Note 13 — Fair Value (continued)

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2010 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2010	$6,250	$—
Unrealized gain included in other comprehensive income	5,512
Other-than-temporary impairment losses recognized in income	(5,586)
Purchases, issuances and settlements, net	120	—
Transfers in and/or out of level 3	—	—
Fair value, March 31, 2010	$6,296	$—

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2010	$(74)	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
Impaired loans	$220,005	$—	$—	$220,005
OREO	32,076	—	—	32,076

Not covered under FDIC loss share agreements:
Impaired loans	30,080	—	20,282	9,798
OREO	9,319	—	9,319	—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$23,276	$—	$14,809	$8,467
OREO	3,102	—	3,102	—

Note 13 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,109	$—	$9,109	$—
OREO	9,563	—	9,563	—

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010, December 31, 2009 and March 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 3—Investment Securities for additional information.

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

Note 13 — Fair Value (continued)

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$238,097	$238,097	$104,908	$104,908
Investment securities	311,005	311,664	211,112	211,475
Loans, net of allowance for loan losses, and loans held for sale	2,588,577	2,544,010	2,183,313	2,142,404
FDIC receivable for loss share agreements	277,158	277,158	—	—
Accrued interest receivable	15,880	15,880	9,880	9,880
Financial liabilities:
Deposits	2,995,114	3,008,077	2,104,639	2,109,983
Federal funds purchased and securities sold under agreements to repurchase	237,669	237,669	162,515	162,515
Other borrowings	62,929	55,671	143,624	132,049
Accrued interest payable	7,055	7,055	3,059	3,059
Derivative financial instruments	218	218	21	21
Off balance sheet financial instruments:
Commitments to extend credit	560,573	550,922	469,841	461,038
Standby letters of credit and financial guarantees	11,020	11,020	9,725	9,725

Note 14 — Accumulated Other Comprehensive Income (Loss)

The components of the change in other comprehensive income (loss) and the related tax effects were as follows:

	March 31,
	2010			2009
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in net unrealized gain (loss) on securities available for sale	$7,585	$(2,693)	$4,892	$(847)	$322	$(525)
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(5,586)	1,983	(3,603)	—	—	—
Less, reclassification adjustment of credit portion included net income	5,586	(1,983)	3,603	—	—	—
Net noncredit portion of other-than-temporary impairment losses	—	—	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	(197)	70	(127)
Other comprehensive income (loss)	$7,388	$(2,623)	$4,765	$(847)	$322	$(525)

The components of accumulated other comprehensive income (loss) were as follows:

		Unrealized	Noncredit
		(Losses) Gains	Other-Than-
		on Securities	Temporary
	Benefit	Available	Impairment	Cash Flow
(Dollars in thousands)	Plans	for Sale	Losses	Hedges	Total

Balance at December 31, 2009	$(4,302)	$2,474	$(3,540)	$(14)	$(5,382)
Change in net unrealized loss on securities available for sale	—	4,892	—	—	4,892
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	3,784	(3,784)	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(127)	(127)
Balance at March 31, 2010	$(4,302)	$11,150	$(7,324)	$(141)	$(617)

Note 15 — Derivative Financial Instruments

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, in the form of an interest rate swap (cash flow hedge).  The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value.  For more information regarding the fair value of the Company’s derivative financial instruments, see Note 13 to these financial statements.  The only type of derivative currently used by the Company is a forward starting interest rate swap agreement.

Note 15 — Derivative Financial Instruments (continued)

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

Cash Flow Hedge of Interest Rate Risk

During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company will hedge the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate on the debt beginning on June 15, 2010, at which time the debt will contractually convert from a fixed interest rate to a variable interest rate.    This hedge expires on June 15, 2019.  The notional amount on which the interest payments are based will not be exchanged.  As of March 31, 2010, the junior subordinated debt had a fixed interest rate of 6.37%.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $127,000 for the three months ended March 31, 2010.  The Company recognized a $218,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2010.  There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2010.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong.  Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2010, neither party was required to post any collateral.  Also, the Company has a netting agreement with the counterparty.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this quarterly report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, N.A. (the “bank”), a national bank that opened for business in 1934.  We operate as NCBT, a division of the bank, in Mecklenburg County of North Carolina and Community Bank & Trust (“CBT”), a division of the bank, in northeast Georgia.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At March 31, 2010, we had approximately $3.7 billion in assets and approximately 927 full-time equivalent employees.  Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009 and March 31, 2009.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On January 29, 2010, the bank entered into a purchase and assumption agreement (the “P&A Agreement”), including loss share arrangements, with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume substantially all of the deposits and certain liabilities of Community Bank & Trust, N.A. (“CBT”), a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia.  CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the Northeast region of Georgia.  Please reference Note 4 — Mergers and Acquisitions in the unaudited condensed consolidated financial statements within PART I, Item 1 Financial Statements.

Government Actions

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted.  Among other things, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The increased coverage is currently available through December 31, 2013.  In addition, we are voluntarily participating in the FDIC’s Transaction Account Guarantee Program.  Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.  On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010.  We have elected to continue our voluntary participation in the program. [client to confirm] Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.

For additional information on recent government actions, please reference the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements on Form 10-K for the year ended December 31, 2009 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

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

Our stock price has historically traded above its book value and tangible book value.  However, during the year ended December 31, 2009, our stock price occasionally traded below book value, but always above tangible book value.  During 2009, the lowest trading price for our stock was $16.53 per share, and the stock price closed at $27.69 and $37.04 on December 31, 2009 and March 31, 2010, respectively, above book value and tangible book value.  In the event our stock were to trade below its book value at any time during the reporting period, we would perform an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2010, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Other-Than-Temporary Impairment (“OTTI”)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.  For further discussion of the Company’s evaluation of securities for other-than-temporary impairment, see Note 5 to the unaudited condensed consolidated financial statements.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired.  Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.

In accordance with FASB ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.

For further discussion of the Company’s loan accounting and acquisitions, see Note 2—Summary of Significant Accounting Policies and Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements.

Results of Operations

We reported consolidated net income available to common shareholders of $49.0 million, or diluted earnings per share (“EPS”) of $3.86, for the first quarter of 2010 as compared to consolidated net income of $3.7 million, or diluted EPS of $0.33, in the comparable period of 2009.  The increase comparing the three months ended March 31, 2010 to the same quarter of 2009 was primarily the result of the gain on acquisition of CBT offset by an increase in the provision for loan losses, an increase in OTTI charges related to pooled trust preferred securities, the prepayment fee for the early pay-off of legacy SCBT Federal Home Loan Bank (“FHLB”) advances and CBT merger-related expense.

We believe our legacy SCBT asset quality continues to be at manageable levels despite the increase of nonperforming assets as a percentage of total assets (excluding covered assets) to 1.98% compared to 1.09% in the first quarter of 2009.  Nonperforming assets not covered under FDIC loss share agreements increased 19.5% from the fourth quarter of 2009 and 104.1% from the first quarter of 2009.  Net charge-offs as a percentage of average loans increased to 3.13% from 1.26% in the fourth quarter of 2009 and 0.79% in the first quarter of 2009.  During the first quarter of 2010, we partially charged-off one large loan to a holding company in the amount of $5.7 million.  There are no other loans of this type within the loan portfolio.  The allowance for loan losses increased to 1.90% of total loans at March 31, 2010 compared to 1.70% at December 31, 2009 and 1.40% at March 31, 2009.  Our allowance provides 0.77 times coverage of nonperforming loans at March 31, 2010, slightly higher from 0.75 times at December 31, 2009 and lower from 1.50 times at March 31, 2009.  During the first quarter of 2010, our OREO not covered under FDIC loss share agreements increased by $6.2 million from the end of the fourth quarter of 2009, but decreased slightly by $244,000 from March 31, 2009.

In connection with the CBT acquisition, we entered into loss sharing agreements with the FDIC.  Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse us for losses with respect to certain loans and foreclosed real estate purchased (“covered assets” or “covered loans”), begins with the first dollar incurred.  The FDIC agreed to reimburse us for (1) 80% of the losses incurred up to $233.0 million and (2) 95% of losses in excess of $233.0 million.  Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.

Compared to the first quarter of 2009, our loan portfolio has increased 14.0% to $2.6 billion driven by the addition of $438.8 million in acquired loans covered under FDIC loss sharing agreements.  Excluding the acquisition of CBT, our loan portfolio declined 5.1% compared to the first quarter of 2009.  The decline was a result of decreases in construction and land development loans, commercial and industrial loans, commercial non-owner occupied loans, consumer non real estate loans, and consumer owner occupied loans.  For the three months ended March 31, 2010, we originated approximately $90.6 million of mortgage loans in the secondary market, down from $198.4 million of mortgage loans during the first quarter of 2009.  We have experienced a slowing of the refinancing activity from the first quarter of 2009 partially due to tightening of loan underwriting standards within the secondary mortgage markets.

Non-taxable equivalent net interest income for the quarter increased 14.5% and non-taxable equivalent net interest margin decreased by 38 basis points to 3.85% from the most recent quarter of December 31, 2009 and increased by 1 basis point from the first quarter of 2009.  The decline from the fourth quarter of 2009 was caused mostly by a significant increase in excess liquidity resulting from the FDIC-assisted acquisition which reduced the net interest margin by an estimated 20 basis points during the quarter.  Our quarterly efficiency ratio decreased to 24.12% compared to 58.10% in the fourth quarter of 2009 and 62.41% for the first quarter of 2009.  This improvement resulted from higher noninterest income as a result of the gain on acquisition during the period.

The following are key operating highlights for the first quarter of 2010:

·                  Consolidated net income available to common shareholders increased to $49.0 million in the first quarter of 2010 from $3.7 million in the first quarter of 2009.

·                  Diluted EPS increased to $3.86 for the first quarter of 2010 as compared to $0.33 for the comparable period in 2009.  Basic EPS increased to $3.89 for the first quarter of 2010 as compared to $0.33 for the comparable period in 2009.  The increase in both diluted and basic EPS reflects recognizing a gain on the FDIC - assisted acquisition of CBT.

·                  Gain on acquisition of $98.1 million, after-tax of $62.5 million, resulting from the acquisition of CBT.  As a result, we recognized $3.9 million in merger-related expense.

·                  OTTI of $5.6 million during the quarter ended March 31, 2010 related to pooled trust preferred securities.

·                  Provision for loan losses of $20.8 million for the first quarter of 2010 as compared to $10.2 million in the fourth quarter of 2009 and $5.0 million in the first quarter of 2009.  The provision for loan losses as a percent of average loans increased due to higher nonperforming loans and charge-offs during the quarter ended March 31, 2010 as compared to the year ended December 31, 2009 and the first quarter of 2009.  The allowance for loan losses as a percent of total loans increased to 1.90% as compared to 1.40% at the end of the first quarter of 2009.  The rise in nonperforming loans in the first quarter of 2010 lowered the coverage of nonperforming loans provided by the allowance from 150.37% at March 31, 2009 to 76.89% at March 31, 2010.

	Three Months Ended
	March 31,
Selected Figures and Ratios	2010	2009

Return on average assets (annualized)	5.72%	0.64%
Return on average equity (annualized)	56.93%	6.10%
Return on average tangible equity (annualized)*	71.89%	8.05%
Dividend payout ratio **	142.65%	54.24%
Equity to assets ratio	9.13%	10.96%
Average shareholders’ equity (in thousands)	$348,773	$300,497

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the increase in dividend payout ratio below.

·                  For the three months ended March 31, 2010, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased substantially compared to the same quarter in 2009.  The increase was driven by the gain on the FDIC-assisted acquisition of CBT on January 29, 2010.

·                  Dividend payout ratio increased to 142.65% for the three months ended March 31, 2010 compared with 99.67% for the three months ended December 31, 2009 and 54.24% for the three months ended March 31, 2009.  The increase reflects lower net income available to common shareholders in the fourth quarter of 2009 compared to the fourth quarter of 2008.  We pay cash dividends on common shares out of earnings generated in the preceding quarter; therefore, the dividend payout ratio is calculated by dividing total dividends paid during the first quarter of 2010 by the total net income available to common shareholders reported in the fourth quarter of 2009.

·                  Equity to assets ratio decreased to 9.13% at March 31, 2010 compared with 10.47% at December 31, 2009 and 10.96% at March 31, 2009.  The decrease in the equity to assets ratio reflects an increase in assets as a result of the CBT acquisition.

·                  Average shareholders’ equity increased $48.3 million, or 16.1%, from first quarter ended March 31, 2009 driven by the increase in shareholders’ equity related to the gain on CBT acquisition.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
	2010	2009

Return on average tangible equity (non-GAAP)	71.89%	8.05%
Effect to adjust for intangible assets	-14.96%	-1.95%
Return on average equity (GAAP)	56.93%	6.10%

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased from the first quarter of 2009; however, it declined from the fourth quarter of 2009 resulting from a large increase in liquidity due to the FDIC-assisted acquisition on January 29, 2010.  Non-taxable equivalent and taxable equivalent net interest margin decreased by 38 basis points and 39 basis points, respectively, from the fourth quarter ended December 31, 2009.  Non-taxable equivalent (“non-TE”) and taxable equivalent net interest margin increased by 1 basis point and 2 basis points, respectively, from the quarter ended March 31, 2009.

The margin compression from the fourth quarter of 2009 resulted from an estimated 20 basis points decrease caused by excess liquidity generated from the FDIC-assisted acquisition, average yields on interest-earning assets falling more quickly than rates on interest-earning liabilities and the increase in nonperforming loans.  While the average balance of total loans (excluding mortgage loans held for sale) increased $288.8 million from the fourth quarter of 2009 as a result of the acquisition, the average yield on total loans declined by 19 basis points from the fourth quarter of 2009.

The slight margin expansion from the first quarter of 2009 was mainly rate driven, as the average yield on interest-earning assets decreased 59 basis points while the average rate on interest-bearing liabilities decreased by 79 basis points.  The average balance of interest-earning assets and interest-bearing liabilities increased mostly related to the acquisition of CBT.  The average balance of certificates of deposits and other time deposits increased 12.1% from the first quarter of 2009; however, the average rate decreased by 142 basis points which drove the largest component of the decline in interest expense between the first quarter of 2010 and the comparable quarter in 2009.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Non-TE net interest income	$28,631	$24,998
Non-TE yield on interest-earning assets	5.00%	5.59%
Non-TE rate on interest-bearing liabilities	1.29%	2.08%
Non-TE net interest margin	3.85%	3.84%
TE net interest margin	3.89%	3.87%

Non-taxable equivalent net interest income increased $3.6 million, or 14.5%, in the first quarter of 2010 compared to the same period in 2009.  Some key highlights are outlined below:

·                  Average interest-earning assets increased 14.2% to $3.0 billion in the first quarter of 2010 compared to the same period last year due largely to the acquisition of CBT.

·                  Non-taxable equivalent yield on interest-earning assets for the first quarter of 2010 decreased 59 basis points from the comparable period in 2009, and by 36 basis points compared to the fourth quarter of 2009.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

·                  The average cost of interest-bearing liabilities for the first quarter of 2010 decreased 79 basis points from the same period in 2009, and by 8 basis points compared to the fourth quarter of 2009.  This is a reflection of the impact of average yields on certificates of deposits repricing lower since the fourth quarter of 2009 and first quarter of 2009.

·                  Taxable equivalent net interest margin increased by 2 basis points in the first quarter of 2010, compared to the first quarter of 2009.  Compared to the fourth quarter of 2009, taxable equivalent net interest margin decreased by 39 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $321.4 million, or 14.0%, at March 31, 2010 as compared to the same period in 2009.  The increase resulted from the addition of loans covered under FDIC loss share agreements in the CBT acquisition.  Non-covered loans or legacy SCBT loans would have decreased by $117.4 million, or 5.1%, at March 31, 2010 as compared to the same period in 2009.  The decrease was driven by reductions in construction and land development loans of $77.1 million, commercial and industrial loans of $37.3 million, commercial non-owner occupied loans of $31.0 million, consumer non real estate loans of $20.7 million and consumer owner occupied loans of $10.7 million.  Offsetting these reductions was some loan growth in commercial owner occupied loans of $39.6 million and home equity loans of $18.4 million.

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2010	Total	2009	Total	2009	Total
Loans covered under loss share agreements	$438,807	16.8%	$—	0.0%	$—	0.0%
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	442,566	16.9%	467,284	21.2%	519,689	22.6%
Commercial non-owner occupied	294,147	11.3%	303,650	13.8%	325,132	14.2%
Total commercial non-owner occupied real estate	736,713	28.2%	770,934	35.0%	844,821	36.8%
Consumer real estate:
Consumer owner occupied	287,788	11.0%	284,484	12.9%	298,449	13.0%
Home equity loans	250,651	9.6%	248,639	11.3%	232,202	10.1%
Total consumer real estate	538,439	20.6%	533,123	24.2%	530,651	23.1%
Commercial owner occupied real estate	483,450	18.5%	469,101	21.3%	443,804	19.4%
Commercial and industrial	203,296	7.8%	214,174	9.7%	240,624	10.5%
Other income producing property	133,949	5.1%	137,736	6.3%	136,703	6.0%
Consumer non real estate	66,259	2.5%	68,770	3.1%	86,942	3.8%
Other	13,136	0.5%	9,400	0.4%	9,109	0.4%
Total loans not covered under loss share agreements	2,175,242	83.2%	2,203,238	100.0%	2,292,654	100.0%
Total loans (net of unearned income)	$2,614,049	100.0%	$2,203,238	100.0%	$2,292,654	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets and commercial non-owner occupied real estate loans represented 28.3% of total loans as of March 31, 2010, a decrease from 36.8% of total loans at the end of the same period for 2009 and a decrease from 35.0% of total loans at the year ended December 31, 2009.  At March 31, 2010, construction and land development loans represented 16.9% of our total loan portfolio, a decrease from 22.6% of our total loan portfolio at March 31, 2009.  At March 31, 2010, construction and land development loans consisted of $270.2 million in land and lot loans and $172.4 million in construction loans, which represented 12.4% and 7.9%, respectively, of our total non-covered loan portfolio.  At December 31, 2009, construction and land development loans consisted of $275.8 million in land and lot loans and $191.5 million in construction loans, which represented 12.5% and 8.7%, respectively, of our total non-covered loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Average total loans	$2,487,843	$2,307,322
Interest income on total loans	34,052	33,180
Non-TE yield	5.55%	5.83%

Interest earned on loans increased 2.6% in the first quarter of 2010 compared to the first quarter of 2009.  Some key highlights for the quarter ended March 31, 2010 are outlined below:

·                  Our non-taxable equivalent yield on total loans decreased 28 basis points during the first quarter of 2010 while average total loans increased 7.8%, as compared to the first quarter of 2009.  The increase in average total loans was a result of the acquired covered loan portfolio.  The covered loan portfolio has an effective yield of approximately 5.0% which along with the decline in legacy SCBT loan volume at higher rates combined with variable rate loan resets resulted in the average yield on loans falling from the same period one year ago.

·                  Loans covered under loss share agreements of $438.8 million were acquired as part of the FDIC-assisted acquisition of CBT.

·                  Construction and land development loans decreased $77.1 million, or 14.8%, to $442.6 million from the ending balance at March 31, 2009.  We have continued to focus on reducing these types of loans in our portfolio given the current environment.

·                  Commercial non-owner occupied loans decreased $31.0 million, or 9.5%, to $294.2 million from the ending balance at March 31, 2009.

·                  Consumer real estate loans increased $7.8 million, or 1.5%, to $538.4 million from the ending balance at March 31, 2009.  Most of the increase resulted from an $18.4 million, or 8.0%, increase in home equity loans (“HELOCs”)

which was offset by a decrease in consumer owner occupied loans of $10.7 million, or 3.6%, from the balance at March 31, 2009.

·                  Commercial owner occupied loans increased $39.6 million, or 8.9%, to $483.5 million from the ending balance at March 31, 2009.

·                  Commercial and industrial loans decreased $37.3 million, or 15.5%, to $203.3 million from the ending balance at March 31, 2009.

·                  Consumer non real estate loans decreased $20.7 million, or 23.8%, to $66.3 million from the ending balance at March 31, 2009.

·                  Legacy SCBT commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $321.4 million which has helped keep our non-TE yield up even as interest rates have declined since March 31, 2009.

The balance of mortgage loans held for sale decreased $1.6 million from December 31, 2009 to $15.9 million at March 31, 2010, as compared to the balance of mortgage loans held for sale at March 31, 2009 of $43.6 million.  This decrease partially reflects the tightening of loan underwriting standards within the secondary mortgage market.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2010, the composition of the portfolio changed somewhat from the composition at March 31, 2009.  During the 12-month period, net of the securities acquired in the CBT acquisition, we placed some increased emphasis on municipal securities and somewhat less on government-sponsored enterprise securities during this period in order to take advantage of relatively attractive yields in the tax-exempt sector.  The acquired CBT investment portfolio was more heavily weighted with GSE (“agency”) debentures than with the mortgage-backed and municipal securities it contained.  At March 31, 2010, investment securities totaled $311.0 million, compared to $211.1 million at December 31, 2009 and $204.0 million at March 31, 2009.  The growth in investment securities was the result of the CBT acquisition and resulted in average and period end balances increasing by 31.8% and 52.4%, respectively, from March 31, 2009.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Average investment securities	$281,921	$213,849
Interest income on investment securities	2,779	2,605
Non-TE yield	4.00%	4.94%

Interest earned on investment securities increased 6.7% in the first quarter of 2010 compared to the first quarter of 2009.  The increase resulted from a 31.8% increase in balances of average investment securities resulting largely from the acquisition of CBT.

Our holdings of government-sponsored enterprise debt, state and municipal obligations, mortgage-backed securities, and corporate stocks at March 31, 2010 had fair market values that, on a net basis, exceeded their book values and result in an unrealized gain.  During the first quarter of 2010, we recognized an OTTI on six securities in the trust preferred securities (collateralized debt obligations) category (see Note 5 — Investment Securities).  Our holdings in trust preferred securities (collateralized debt obligations) at March 31, 2010 had fair market values that were on a net basis, below their book values which result in an unrealized loss.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2010:

			Other	Other-Than-
	Book	Fair	Comprehensive	Temporary			BB or
(Dollars in thousands)	Value	Value	Income	Impairment	AAA - A	BBB	Lower	Not Rated
March 31, 2010:
Government-sponsored enterprises debt	$119,575	$120,019	$444	$—	$119,575	$—	$—	$—
State and municipal obligations	60,908	62,618	1,710	—	56,854	4,222	—	2,322
Mortgage-backed securities *	95,575	100,105	4,530	—	—	—	—	—
Trust preferred securities (collateralized debt obligations)	6,576	6,296	(280)	(5,496)	2,642	—	3,934	—
Corporate stocks	285	396	111	—	—	—	—	285
	$282,919	$289,434	$6,515	$(5,496)	$179,071	$4,222	$3,934	$2,607

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored entity (“GSE”) as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At March 31, 2010, we had twenty-four securities available for sale in an unrealized loss position, which totaled $833,000.  The largest single position that had an unrealized loss position was our single-A rated, senior tranche pooled trust preferred security that continued to be highly impacted by the disruption in the banking industry and by the current collapse of liquidity and trading in the market for these types of securities.

During the first quarter of 2010 as compared to the fourth quarter of 2009, the total number of securities with an unrealized loss position decreased by thirteen securities.

As of March 31, 2010, management had determined based on its analysis of available evidence and our intent and expectations there had been an adverse change on six pooled trust preferred securities (PreTSL IX B-3, X B-1, X B-3, XI B-1, XIII B-2, and XIV B-2).  During the first quarter of 2010, we recognized, in accordance with FASB Accounting Standards Codification 320-10-65-1, a $5.5 million OTTI charge for the credit losses on these six pooled trust preferred securities.  As of March 31, 2010, management determined based on available evidence that there had not been an adverse change in the discounted present value of expected cash flows from the other pooled trust preferred security since the last valuation date. See Note 5 — Investment Securities to the unaudited condensed consolidated financial statements.

All other securities available for sale, excluding the six pooled trust preferred securities, in an unrealized loss position as of March 31, 2010 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary as we have the ability and intent to hold these securities within the portfolio until the maturity or until the value recovers.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2010.  As of March 31, 2010, the investment in FHLB stock represented approximately $14.9 million, or 0.4% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

·                  We evaluate ultimate recoverability of the par value.

·                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

·                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  We redeemed approximately $157,000 of our investment during 2009, at par value.

·                  We have reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support.

·                  The unrealized losses related to the securities owned by the FHLBanks are manageable given the capital levels of these organizations.

·                  All of the FHLBs are meeting their debt obligations.

·                  In the first and second quarter of 2009, we considered the fact that the FHLB did not make any dividend payments (distributions) in the fourth quarter of 2008 and would not make any dividend determinations until after the end of each quarter when quarterly results were known; however, our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  Further, we deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s second and third quarter results of 2009, the FHLB announced on August 12, 2009 and October 30, 2009 a dividend payment for the second quarter and third quarter, respectively.  Based on the fourth quarter 2009 results, the FHLB announced on March 25, 2010 a dividend payment for the fourth quarter.

For the reasons above, we have concluded that our holdings of FHLB stock is not other than temporarily impaired as of March 31, 2010 and ultimate recoverability of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Average interest-bearing liabilities	$2,689,826	$2,234,391
Interest expense	8,573	11,450
Average rate	1.29%	2.08%

The average balance of interest-bearing liabilities increased in the first quarter of 2010 compared to the first quarter of 2009.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits, other borrowings and savings deposits.  Overall, we experienced a 79 basis point decrease in the average rate on all interest-bearing liabilities with decreases in several categories.  Some key highlights are outlined below:

·                  Average interest-bearing deposits for the three months ended March 31, 2010 grew 23.9% from the same period in 2009.

·                  Interest-bearing deposits grew 38.2% to $2.5 billion at March 31, 2010 from the period end balance at March 31, 2009, resulting largely from a $912.5 million, or 42.4%, increase related to the CBT acquisition.  Excluding the acquisition, interest-bearing deposits decreased by $210.9 million resulting largely from the run-off of time deposits.

·                  The average rate on transaction and money market account deposits for the three months ended March 31, 2010 increased 10 basis points from the comparable period in 2009, which contributed to an increase of $644,000 in interest expense for the first quarter of 2010.  The increase was also volume driven as the average balance increased $272.1 million to $878.7 million at March 31, 2010 compared the same quarter in 2009.

·                  Average certificates and other time deposits increased 10.8%, up $134.2 million from the average balance in the first quarter of 2009.  Interest expense on certificates and other time deposits decreased $3.4 million mainly as a result of  a 142 basis point decrease in the interest rate for the three months ended March 31, 2010 as compared the same period in 2009.

·                  Other borrowings decreased 10.8%, down $17.8 million from the average balance in the first quarter of 2009.  We repaid the entire balance of FHLB advances near the end of the first quarter of 2010.

·                  A decline in interest rates contributed significantly to a $2.9 million, or 25.1%, reduction in interest expense on average interest-bearing liabilities for the three months ended March 31, 2010 from the comparable period in 2009.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $106.6 million, or 33.6%, to $423.5 million in the first quarter of 2010 compared to $317.0 million at March 31, 2009.  From the fourth quarter of 2009, average noninterest-bearing deposits grew $77.0 million, or 22.2%. Excluding CBT, period end noninterest-bearing deposits increased $38.3 million, or 12.1%, from the balance at March 31, 2009.

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

Loans acquired in the CBT acquisition were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses.  As a result, the loans acquired are excluded from the calculation of the allowance for loan losses and thus no provision for loan losses is recorded for these loans in the current period consolidated financial statements. Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine its estimate of expected future cash flows in the acquired portfolio. Beyond the one year period, if we determine that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$37,488	$31,525
Loans charged-off	(17,370)	(4,993)
Recoveries	501	519
Net charge-offs	(16,869)	(4,474)
Provision for loan losses	20,778	5,043
Balance at end of period	$41,397	$32,094

Total non-covered loans:
At period end	$2,175,242	$2,292,654
Average	2,185,241	2,307,322
As a percentage of average non-covered loans (annualized):
Net charge-offs	3.13%	0.79%
Provision for loan losses	3.86%	0.89%
Allowance for loan losses as a percentage of period end non-covered loans	1.90%	1.40%
Allowance for loan losses as a percentage of period end non-performing non-covered loans (“NPLs”)	76.89%	150.37%

The provision for loan losses as a percent of average loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the first quarter of 2010 compared to the same quarter in 2009.  Sixty-five percent of the charge-off amount for the first quarter of 2010 is comprised of 10 loans ranging from approximately $250,000 to $5,664,000.  Of the total net charge-offs during the quarter, 37.8% or $6.4 million were commercial and industrial loans, 32.3% or $5.5 million were construction and land development loans, 3.4% or $574,000 were commercial non-owner occupied loans, 5.8% or $974,000 were commercial owner occupied loans, and 16.3% or $2.8 million were consumer owner occupied (including home equity loans).  We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast in 2010.  With the rise in nonperforming loans during the quarter, the ratio of the allowance to cover these loans decreased from 150.4% at March 31, 2009 to 76.9% at March 31, 2010.

We increased the ALLL compared to the first quarter of 2009 due to the increase in risk within the overall loan portfolio.  On a general basis, we consider three-year historical loss rates, economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and/or adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three-year historical loss rate on an overall basis increased from March 31, 2009 due to the increase in loan losses we experienced in the first quarter of 2010 when compared to the removal of much lower historical losses three years ago.  This resulted in an increase of 16 basis points in the ALLL, given the rise in losses throughout the portfolio.

Economic risk increased during the first quarter of 2010 as compared to 2009 due to rise in unemployment, rise in foreclosures, and the decline in home sales within our markets.  These trends have continued into 2010.

Model risk has remained constant during the first quarter of 2010 from the end of 2009.  This risk comes from the fact that our ALLL model is not all- inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has not yet had any significant changes or evidence from independent credit review which would warrant a change in this risk factor, therefore, this component of our model has not significantly impacted the provision for loan losses in the first quarter of 2010.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has increased during the first quarter of 2010, due primarily to the increase in the level of classified assets, the level of past dues, and exposure outside of the legacy (SCBT) depository footprint, with the acquisition of CBT in northeast Georgia.

On a specific reserve basis, the allowance for loan losses decreased by approximately $772,000 from December 31, 2009.  This is the result of fewer loans being evaluated for specific reserves during the quarter (31 loans vs. 45 loans at December 31, 2009).

In terms of the conditions and how the allowance has changed since December 31, 2009, we continue to build the allowance for loan losses by increasing the provision for loan losses due to the continued higher level of net charge offs, rising unemployment, weak real estate markets, the recessionary pressure within our markets and the increase in both the level of classified assets and past due loans during the quarter.

During the three months ended March 31, 2010, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with nonperforming assets covered under FDIC loss share agreements.  The table below summarizes our NPAs.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009

Nonaccrual loans (1)	$53,730	$49,492	$36,605	$29,379	$20,730
Accruing loans past due 90 days or more	107	241	585	559	614
Total nonperforming loans	53,837	49,733	37,190	29,938	21,344
Other real estate owned (“OREO”) (2)	9,319	3,102	4,189	9,165	9,563
Other nonperforming assets (3)	19	31	13	—	40
Restructured loans	—	—	1,974	1,951	—
Total nonperforming assets excluding covered assets	63,175	52,866	43,366	41,054	30,947
Covered OREO	32,076	—	—	—	—
Total nonperforming assets including covered assets	$95,251	$52,866	$43,366	$41,054	$30,947

Excluding Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	2.89%	2.40%	1.96%	1.83%	1.34%
Total NPAs as a percentage of total assets	1.98%	1.96%	1.56%	1.46%	1.09%
Total NPLs as a percentage of total loans (4)	2.47%	2.26%	1.68%	1.34%	0.93%

Including Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.59%	2.40%	1.96%	1.83%	1.34%
Total NPAs as a percentage of total assets	2.60%	1.96%	1.56%	1.46%	1.09%
Total NPLs as a percentage of total loans (4)	2.06%	2.26%	1.68%	1.34%	0.93%

(1) Covered loans that were impaired at the date of the CBT acquisition are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30.  Excludes the contractual outstanding balance of covered loans that are contractually past due totaling $268.1 million as of March 31, 2010.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the loans covered by loss share agreements, total nonaccrual loans were $53.8 million, or 2.47% of total loans, an increase of $32.2 million, or 104.1%, from March 31, 2009. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans of $26.6 million and an increase in consumer nonaccrual loans of $6.4 million.  Excluding covered properties, OREO decreased $244,000 from March 31, 2009.

Nonaccrual non-covered loans increased by approximately $4.2 million during the first quarter of 2010, which was primarily driven by one relationship totaling $5.8 million.  This relationship originated in January of 2008 and the collateral is comprised primarily of commercial real estate on the coast of South Carolina.  The Company currently holds a specific reserve totaling $1.7 million and has charged off $835,000.  The most recent appraisal is from May of 2009, and a new appraisal has been ordered.

At March 31, 2010, non-covered OREO increased by $6.2 million from December 31, 2009.  At March 31, 2010, non-covered OREO consisted of 35 properties with an average value of $266,000 up from $124,000 at December 31, 2009, when we had 25 properties.  We added 26 properties into non-covered OREO during the first quarter of 2010 at $8.5 million and sold 16 properties with a basis of $2.3 million.  We recorded a gain overall of $591,000 for the quarter, which is attributable to one property (see the Silverton discussion below).  Our non-covered OREO balance of $6.2 million, at March 31, 2010, is comprised of 42% in the Low Country region, 29% in the Georgetown/Myrtle Beach region, 11% in the Beaufort (Hilton Head) region, 6% in the Piedmont region and 6% in the Upstate (Greenville) region.

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

Silverton Bank Loan Participations

On Friday, May 1, 2009, Silverton Bank, N.A. (“Silverton”), in Atlanta, Georgia was closed by the Office of the Comptroller of the Currency (“OCC”) and subsequently the FDIC was named receiver.  We had four loan participations acquired in bank acquisitions.  The original loan balance of these loan participations totaled $6.4 million.

During 2009, we charged-off $4.4 million of these loan participations.  Two of these loan participations have been moved to OREO, and have been further written down by $810,000 during 2009.  These two “loans” remain in OREO at a carrying value of $261,000.  Two of these loan participations remain in our loan portfolio as nonaccrual loans at a value of $611,000.  These assets were recorded at 14% of the original loan balance at December 31, 2009.

During 2010, we received payment of $684,000 for one of the assets which was classified as OREO.  This payment resulted in the company recognizing a $623,000 gain on sale of a property with a basis of $61,000.  The other property has a carrying value of $200,000 and represents approximately 20% of the original loan balance.  The two loans remain on nonaccrual and have a carrying value of $611,000 or 20% of the original loan balance at March 31, 2010.

We have no other exposure to the Silverton bank closure other than these already reflected on our balance sheet at March 31, 2010.

Potential Problem Loans

Potential problem loans (excluding covered loans), which are not included in nonperforming loans, amounted to approximately $28.7 million, or 1.32%, of total non-covered loans outstanding at March 31, 2010, compared to $9.4 million, or 0.41%, of total non-covered loans outstanding at March 31, 2009.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of the borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Gain on acquisition	$98,081	—
Service charges on deposit accounts	4,523	3,585
Bankcard services income	1,799	1,182
Mortgage banking income	1,182	1,261
Trust and investment services income	784	691
Total other-than-temporary impairment losses	(5,586)	—
Portion of impairment losses recognized in other comprehensive loss	—	—
Net impairment losses recognized in earnings	(5,586)	—
Other	1,176	412
Total noninterest income	$101,959	$7,131

Noninterest income increased in the first quarter of 2010 as compared to the same period in 2009.  The quarterly increase in total noninterest income primarily resulted from the following:

·                  Gain on acquisition of $98.1 million, or after-tax $62.5 million, resulting from the FDIC-assisted acquisition of CBT.

·                  Service charges on deposit accounts increased 26.2%, driven by the acquisition of CBT.  Without the addition of CBT, this income category would have declined slightly.  CBT contributed $1.0 million of the increase.

·                  Bankcard services income increased 52.2%, largely driven by the acquisition of CBT.  Legacy SCBT bankcard services income increased 17.7%, or $209,000, and CBT contributed $408,000 of the increase.

·                  Trust and investment services income increased 13.5%, driven by a $53,000 increase from CBT and $40,000 increase of legacy SCBT related to higher investment service fees.

·                  Net impairment losses recognized in earnings were higher during the first quarter of 2010 compared to the same quarter in 2009.  We recorded $5.6 million of OTTI primarily on six pooled trust preferred securities for the three months ended March 31, 2010 (additional detailed discussion of OTTI can be found in Note 5 — Investment Securities).

·                  Other noninterest income increased 185.4%, primarily driven by the addition of $700,000 in other noninterest income contributed by CBT.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Salaries and employee benefits	$14,091	$10,519
Federal Home Loan Bank advances prepayment fee	3,189	—
Net occupancy expense	2,373	1,583
Furniture and equipment expense	1,636	1,560
Information services expense	2,371	1,442
FDIC assessment and other regulatory charges	1,323	1,184
OREO expense and loan related	(270)	674
Advertising and marketing	587	650
Business development and staff related	807	441
Professional fees	557	434
Amortization of intangibles	349	131
Merger-related expense	3,908	—
Other	1,997	1,569
Total noninterest expense	$32,918	$20,187

Noninterest expense increased 63.1% in the first quarter of 2010 as compared to the same period in 2009.  The quarterly increase in total noninterest expense primarily resulted from the following:

·                  Salaries and employee benefits expense increased 34.0%, driven mainly by $2.2 million contributed by our acquisition of CBT.  Excluding CBT, salaries and employee benefits expense increased 12.8%.

·                  Federal Home Loan Bank advances prepayment fee was incurred, driven by the decision to completely pay off legacy SCBT’s FHLB advances.  Paying off the FHLB advances will allow us to lower our cost of funds going forward.

·                  Net occupancy expense increased 49.9%, driven by adding the expense from CBT which contributed $748,000 for the period.  Excluding CBT, net occupancy expense increased 2.7%.

·                  Information services expense increased 64.4%, driven by adding the expense from CBT which contributed $798,000 for the period.  Excluding CBT, information services expense increased 9.1%.

·                  OREO expense and loan related expense decreased 140.1%, mostly driven by a gain on a property sold in legacy SCBT during the quarter.  Despite the gain in the first quarter, we believe that our OREO expense will remain elevated and could rise as problem loans are foreclosed on and we dispose of these assets during 2010.

·                  Business development and staff related expense increased 83.0%, driven largely by higher recruitment costs related to hiring new employees at legacy SCBT.

·                  Amortization of intangibles increased 166.4%, mostly resulting from additional amortization expense of the core deposit intangible recorded in the CBT acquisition.

·                  Merger-related expense was $3.9 million as a result of the CBT transaction and consisted of direct and incremental costs related to the closing and related integration activities.

·                  Other expense increased 27.3%, driven mainly by a $437,000 increase added by the CBT acquisition.

Income Tax Expense

Our effective income tax rate increased to 36.3% at March 31, 2010 compared to 34.5% at March 31, 2009.  The higher effective tax rate for the first quarter of 2010 reflects an increase related to the allocation of income to the state of Georgia, which has a higher tax rate than South Carolina and a decrease in tax free income as a percentage to pre-tax income.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends, and more recently raising additional common equity in the capital markets.  As of March 31, 2010, shareholders’ equity was $334.8 million, an increase of $51.9 million, or 18.4%, from $282.8 million at December 31, 2009.  The increase in shareholders’ equity largely resulted from the after-tax gain on acquisition of $62.5 million during the first quarter of 2010.  Shareholders’ equity increased $23.6 million, or 7.6%, from $311.2 million at March 31, 2009.  The increase reflects the gain on acquisition and preferred equity issued under the U.S. Treasury’s TARP CPP, shares which were issued and outstanding a March 31, 2009, but were not issued and outstanding as of December 31, 2009.  Our equity-to-assets ratio decreased to 9.13% at March 31, 2010 from 10.96% at the end of the comparable period of 2009.

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

In conjunction with the risk-based capital ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum Tier 1 leverage ratio required for banks is between 3% and 5%, depending on the institution’s composite rating as determined by its regulators.

	March 31,	December 31,	March 31,
Capital Adequacy Ratios	2010	2009	2009

Tier 1 risk-based capital	13.51%	12.47%	13.25%
Total risk-based capital	15.42%	14.42%	15.16%
Tier 1 leverage	8.94%	9.89%	10.63%

Compared to December 31, 2009, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to the impact of the gain related to the FDIC-assisted acquisition of CBT.  Our Tier 1 leverage ratio decreased primarily because of the significant increase in average assets from the CBT acquisition during the quarter.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses.  Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure an acceptable composition of the asset/liability mix.  Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.  We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

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

Our liabilities provide liquidity on a day-to-day basis.  Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.  We engage in routine activities to retain deposits intended to enhance our liquidity position.  These routine activities include various measures, such as the following:

·                  Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our bank,

·                  Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our bank’s asset/liability management and net interest margin requirements, and

·                  Continually working to identify and introduce new products that will attract customers or enhance our bank’s appeal as a primary provider of financial services.

On January 29, 2010, we acquired CBT in an FDIC-assisted deal which provided approximately $312.2 million in cash and cash equivalents at January 29, 2010.  Deposits in the amount of $1.0 billion were also assumed. Of this amount, $96.0 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $912.5 million of total deposits, or 90.5%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $200 million in run-off of time deposit account balances between the acquisition date and March 31, 2010.  Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

The FDIC-assisted acquisition of CBT was the largest factor that contributed to the increase in our liquidity position at March 31, 2010 from our position at March 31, 2009.  On January 29, 2010, we acquired $80.6 million in cash and cash equivalents, excluding cash paid by the FDIC to consummate the acquisition, as well as $105.6 million of investment securities. Total cash received and due from the FDIC was $231.6 million which included $73.6 million paid to our bank to compensate for the liabilities assumed in excess of assets acquired and the $158.0 million asset discount bid.  We received $225.7 million in cash from the FDIC on February 1, 2010 and recorded a $5.9 million receivable due from the FDIC which will be a part of the final settlement with the FDIC. We have not sold any of the acquired investment securities subsequent to the acquisition date; however, one government-sponsored enterprise debt security of $1.0 million was called on February 19, 2010 at par. The remaining securities provide periodic cash flows in the form of principal and interest payments.

Net of the acquisition, our legacy SCBT loan portfolio declined by approximately $117.4 million, or about 5.1%.  We also increased our liquidity position in May 2009 with the sale of 1,356,500 shares of our common stock in a public offering, resulting in net proceeds of $29.2 million.  Total cash and cash equivalents was $238.1 million at March 31, 2010 as compared to $104.9 million at December 31, 2009 and $129.6 million at March 31, 2009.

At March 31, 2010, we had no brokered deposits, a reduction from $25.0 million at March 31, 2009.  We slightly increased our legacy SCBT total deposits by 1.7%, or $37.3 million from March 31, 2009, with the largest increase occurring in money market accounts.  However, our legacy SCBT total deposits increased 16.1% annualized from December 31, 2009, with money market accounts contributing to $63.7 million of the total $84.5 million increase.  All other deposit categories increased from December 31, 2009 except certificate of deposits of less than $100,000 which declined by $11.5 million.  Other borrowings declined by $89.9 million, or 58.8%, from March 31, 2009 due to the repayment of all FHLB borrowings.  During the first quarter of 2010, we repaid the FHLB $162.8 million which includes FHLB advances acquired in the FDIC-assisted acquisition of CBT.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our bank’s federal funds sold position, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity.  At March 31, 2010, our bank had total federal funds credit lines of $336.0 million with no outstanding advances.  If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2010, our bank had $50.5 million credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank.  At March 31, 2010, our bank had a total FHLB credit facility of $169.4 million with total outstanding letters of credit consumed of $21.7 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan incorporates several potential stages based on liquidity levels.  Our board of directors reviews liquidity benchmarks quarterly.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  Our subsidiary bank maintains various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our bank would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our bank.  This could increase our bank’s cost of funds, impacting net interest margins and net interest spreads.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2010, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $86.9 million at March 31, 2010. Based on these criteria, we had two such credit concentrations in our legacy SCBT portfolio at March 31, 2010, including $277.3 million of loans to borrowers engaged in other activities related to real estate and $93.0 million of loans to religious organizations.  We were unable to include the CBT loan portfolio as a result of limitations in the loan data of the acquired institution’s loan system.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009 and the following:

·                  Credit risk associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed;

·                  Interest rate risk involving the effect of a change in interest rates on both the bank’s earnings and the market value of the portfolio equity;

·                  Liquidity risk affecting our bank’s ability to meet its obligations when they come due;

·                  Price risk focusing on changes in market factors that may affect the value of financial instruments which are “marked-to-market”periodically;

·                  Transaction risk arising from problems with service or product delivery;

·                  Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

·                  Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

·                  Reputation risk that adversely affects earnings or capital arising from negative public opinion;

·                  Terrorist activities risk that result in loss of consumer confidence and economic disruptions;

·                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of CBT, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

·                  Noninterest income risk resulting from the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions; and

·                  Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2010 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q and risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2010:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	1,670	*	$27.69	—	147,872
February 1 - February 28	—		—	—	147,872
March 1 - March 31	—		—	—	147,872

Total	1,670			—	147,872

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 2.1	Purchase and Assumption Agreement dated January 29, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on February 4, 2010)

Exhibit 10.1*

Employment and Non-competition Agreement for Donald E. Pickett, effective January 22, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 25, 2010)

Exhibit 10.2*	SCBT Financial Corporation Description of the 2010 Executive Performance Plan

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

*  Denotes a management compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2010	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 10, 2010	/s/ Donald E. Pickett
Donald E. Pickett
Executive Vice President and
Chief Financial Officer

Date: May 10, 2010	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 2.1	Purchase and Assumption Agreement dated January 29, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on February 4, 2010)

Exhibit 10.1*

Employment and Non-competition Agreement for Donald E. Pickett, effective January 22, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 25, 2010)

Exhibit 10.2*	SCBT Financial Corporation Description of the 2010 Executive Performance Plan

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

*  Denotes a management compensatory plan or arrangement.