Form 10-Q
period 2010-06-30
SCBT FINANCIAL CORP
filed 2010-08-06
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2010
Common Stock, $2.50 par value	12,778,658

SCBT Financial Corporation and Subsidiaries

June 30, 2010 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$72,574	$80,523	$80,822
Interest-bearing deposits with banks	182	174	220
Federal funds sold and securities purchased under agreements to resell	112,122	24,211	40,050
Money market mutual funds	2,147	—	36,000
Total cash and cash equivalents	187,025	104,908	157,092
Investment securities:
Securities held to maturity (fair value of $20,584, $21,901 and $21,748, respectively)	20,092	21,538	22,356
Securities available for sale, at fair value	251,644	173,303	153,643
Other investments	22,181	16,271	15,416
Total investment securities	293,917	211,112	191,415
Loans held for sale	22,724	17,563	53,853
Loans:
Covered under FDIC loss share agreements	413,549	—	—
Not covered under FDIC loss share agreements	2,227,442	2,203,238	2,236,162
Less allowance for loan losses	(46,167)	(37,488)	(32,431)
Loans, net	2,594,824	2,165,750	2,203,731
FDIC receivable for loss share agreements	265,890	—	—
Other real estate owned (covered of $31,750, $0, and $0, respectively; and non-covered of $9,803, $3,102 and $9,165, respectively)	41,553	3,102	9,165
Premises and equipment, net	84,206	71,829	73,404
Goodwill and other intangibles	73,468	65,695	65,958
Other assets	55,039	62,229	52,691
Total assets	$3,618,646	$2,702,188	$2,807,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$465,594	$346,248	$322,270
Interest-bearing	2,546,273	1,758,391	1,858,096
Total deposits	3,011,867	2,104,639	2,180,366
Federal funds purchased and securities sold under agreements to repurchase	177,281	162,515	187,677
Other borrowings	62,557	143,624	144,430
Other liabilities	32,338	8,591	15,084
Total liabilities	3,284,043	2,419,369	2,527,557
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 12,773,855, 12,739,533 and 12,696,849 shares issued and outstanding	31,935	31,849	31,742
Surplus	197,305	196,437	195,181
Retained earnings	105,115	59,915	60,550
Accumulated other comprehensive income (loss)	248	(5,382)	(7,721)
Total shareholders’ equity	334,603	282,819	279,752
Total liabilities and shareholders’ equity	$3,618,646	$2,702,188	$2,807,309

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$35,994	$33,373	$70,167	$67,090
Investment securities:
Taxable	2,740	2,144	5,254	4,514
Tax-exempt	164	231	429	466
Federal funds sold and securities purchased under agreements to resell	214	109	466	235
Total interest income	39,112	35,857	76,316	72,305
Interest expense:
Deposits	7,077	8,188	14,132	17,929
Federal funds purchased and securities sold under agreements to repurchase	184	118	349	243
Other borrowings	691	1,532	2,044	3,116
Total interest expense	7,952	9,838	16,525	21,288
Net interest income	31,160	26,019	59,791	51,017
Provision for loan losses	12,509	4,521	33,287	9,564
Net interest income after provision for loan losses	18,651	21,498	26,504	41,453
Noninterest income:
Gain on acquisition	—	—	98,081	—
Service charges on deposit accounts	5,582	3,819	10,105	7,404
Bankcard services income	2,348	1,290	4,147	2,472
Mortgage banking income	1,660	2,134	2,842	3,395
Trust and investment services income	1,187	671	1,971	1,362
Total other-than-temporary impairment losses	(675)	(2,482)	(6,261)	(2,482)
Portion of impairment losses recognized in other comprehensive loss	—	1,938	—	1,938
Net impairment losses recognized in earnings	(675)	(544)	(6,261)	(544)
Other	1,319	391	2,495	803
Total noninterest income	11,421	7,761	113,380	14,892
Noninterest expense:
Salaries and employee benefits	15,656	9,517	29,747	20,036
Federal Home Loan Bank advances prepayment fee	—	—	3,189	—
Net occupancy expense	1,937	1,559	4,280	3,142
Furniture and equipment expense	1,907	1,499	3,573	3,059
Information services expense	2,157	1,286	4,528	2,728
FDIC assessment and other regulatory charges	1,227	2,333	2,550	3,517
OREO expense and loan related	825	1,367	555	2,041
Advertising and marketing	1,028	571	1,615	1,221
Professional fees	616	443	1,173	759
Amortization of intangibles	432	132	781	263
Merger-related expense	964	—	4,872	—
Other	2,628	2,331	5,432	4,459
Total noninterest expense	29,377	21,038	62,295	41,225
Earnings:
Income before provision for income taxes	695	8,221	77,589	15,120
Provision for income taxes	120	2,836	28,053	5,215
Net income	575	5,385	49,536	9,905
Preferred stock dividends	—	450	—	1,115
Accretion on preferred stock discount	—	3,410	—	3,559
Net income available to common shareholders	$575	$1,525	$49,536	$5,231
Earnings per common share:
Basic	$0.05	$0.13	$3.93	$0.45
Diluted	$0.05	$0.13	$3.90	$0.45
Dividends per common share	$0.17	$0.17	$0.34	$0.34
Weighted-average common shares outstanding:
Basic	12,612	11,827	12,599	11,516
Diluted	12,738	11,871	12,713	11,560

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2010 and 2009

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	9,905	—	9,905
Change in pension liability for plan curtailment, net of tax	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	1,382	1,382
Noncredit portion of other-than-temporary impairment losses not recognized in earnings, net of tax	—	—	—	—	—	—	(1,201)	(1,201)
Total comprehensive income								11,369
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.34 per share	—	—	—	—	—	(3,852)	—	(3,852)
Issuance of Series T preferred stock and warrants to purchase common stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Employee stock purchases	—	—	9,089	23	139	—	—	162
Restricted stock awards	—	—	86,560	217	(217)	—	—	—
Common stock repurchased	—	—	(5,903)	(16)	(163)	—	—	(179)
Share-based compensation expense	—	—	—	—	753	—	—	753
Common stock issued in public offering	—	—	1,356,500	3,391	25,842	—	—	29,233
Balance, June 30, 2009	—	$—	12,696,849	$31,742	$195,181	$60,550	$(7,721)	$279,752

Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	49,536	—	49,536
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	6,153	6,153
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(523)	(523)
Total comprehensive income								55,166
Cash dividends declared at $.34 per share	—	—	—	—	—	(4,336)	—	(4,336)
Employee stock purchases	—	—	5,294	13	129	—	—	142
Stock options exercised	—	—	11,782	30	196	—	—	226
Restricted stock awards	—	—	22,698	57	(57)	—	—	—
Common stock repurchased	—	—	(5,452)	(14)	(184)	—	—	(198)
Share-based compensation expense	—	—	—	—	784	—	—	784
Balance, June 30, 2010	—	$—	12,773,855	$31,935	$197,305	$105,115	$248	$334,603

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$49,536	$9,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,316	3,388
Provision for loan losses	33,287	9,564
Other-than-temporary impairment on securities	6,261	544
Gain on acquisition	(98,081)	—
Share-based compensation expense	784	753
Federal Home Loan Bank advances prepayment fee	3,189	—
Accretion on FDIC indemnification asset	(918)	—
Net amortization (accretion) of investment securities	358	(207)
Net change in loans held for sale	(5,161)	(38,112)
Net change in accrued income taxes	24,929	—
Net change in miscellaneous assets and liabilities	(1,364)	(1,998)
Net cash provided by (used in) operating activities	17,136	(16,162)
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	1,445	1,870
Proceeds from maturities and calls of investment securities available for sale	49,083	39,244
Proceeds from sales of other investment securities	49	451
Purchases of investment securities available for sale	(24,685)	(9,709)
Purchases of other investment securities	—	(1,088)
Net (increase) decrease in customer loans	(5,234)	71,257
Net cash received from acquisition	306,298	—
Purchases of premises and equipment	(4,497)	(4,588)
Net cash provided by investing activities	322,459	97,437
Cash flows from financing activities:
Net (increase) decrease in deposits	(101,277)	27,093
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	13,992	(5,443)
Repayment of FHLB advances	(166,027)	(18,000)
Issuance of preferred stock and warrants, net of issuance costs	—	64,632
Repurchase of preferred stock and warrants	—	(66,179)
Common stock issuance	142	29,395
Common stock repurchased	(198)	(179)
Dividends paid on preferred stock	—	(1,115)
Dividends paid on common stock	(4,336)	(3,852)
Stock options exercised	226	—
Net cash provided by (used in) financing activities	(257,478)	26,352
Net increase in cash and cash equivalents	82,117	107,627
Cash and cash equivalents at beginning of period	104,908	49,465
Cash and cash equivalents at end of period	$187,025	$157,092

Supplemental Disclosures:
Cash paid for:
Interest	$16,277	$22,244
Income taxes	$6,324	$5,154

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following accounting policies were adopted during the fiscal year 2010.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (the “FDIC”).  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow.  In accordance with ASC Topic 310-30, the Company aggregated loans that have common risk characteristics into pools within the following loan categories:  commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay.

Loans acquired through business combinations that do not meet the specific criteria of ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

Note 2 — Summary of Significant Accounting Policies (continued)

Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase.  Regarding the accounting for such loan receivables, that in the absence of further standard setting, the AICPA understands that the SEC staff would not object to an accounting policy based on contractual cash flows (ASC Topic 310-20 approach) or an accounting policy based on expected cash flows (ASC Topic 310-30 approach). Management believes the approach using expected cash flows is a more appropriate option to follow in accounting for the fair value discount.

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial investment in the loans should be accreted into interest income on a level-yield basis over the life of the loan.  Decreases in cash flows expected to be collected should be recognized as impairment through the provision for loan losses.  The FDIC indemnification asset will be adjusted accordingly with increases and decreases in expected cash flows.

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

Note 3 — Recent Accounting Pronouncements

In July 2010, the FASB issued an update to the accounting standards governing the disclosures associated with credit quality and the allowance for loan losses. This new guidance requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with their effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations; however, it will increase the amount of disclosures in the notes to the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to ASC 820-10, Fair Value Measurements. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and earnings per share (“EPS”). The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

In February 2010, the FASB issued ASU 2010-09 amending its guidance in FASB ASC 855-10, Subsequent Events, to remove the requirement for Securities & Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  This change alleviates potential conflicts with current SEC guidance.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FASB ASC 805-10-65-1 in topic 805, Business Combinations, includes the transition and open effective date information related to this FSP.  The guidance amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer.  The guidance is effective for fiscal years beginning after December 15, 2008.  The guidance was effective and applied to the Company’s FDIC-assisted acquisition during the first quarter of 2010.

Note 4 — Mergers and Acquisitions

On January 29, 2010, the Company’s wholly owned bank subsidiary, SCBT, N.A. (the “Bank”), entered into a purchase and assumption agreement (the “P&A Agreement”), including loss share arrangements, with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Community Bank & Trust (“CBT”), a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia.  CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the Northeast region of Georgia.

Pursuant to the P&A Agreement, the Bank received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits.  The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank.  Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount.  Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.  The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years.  The loss share agreement applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.  As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered asset fluctuates, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements.  This discount will be accreted to income over future periods.

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A Agreement.  However, the Bank had the option to purchase the real estate, furniture and equipment from the FDIC.  The term of this option expired on April 29, 2010, 90 days from the date of the acquisition.  On April 28, 2010, the Bank notified the FDIC that it planned to acquire seven bank facilities with an appraised value of approximately $10.9 million.  In addition, the Bank notified the FDIC that it plans to purchase approximately $700,000 of furniture or equipment related to 27 locations being retained by the Bank.  The Bank will settle this purchase along with other settlement items identified by September 30, 2010 and currently expects to pay $4.7 million as of June 30, 2010.  These 27 banking facilities include both leased and owned locations.  In late May and early June of 2010, the Bank closed 10 bank branches, 1 trust office, and converted the operating system of the acquired Georgia franchise.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations.  Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.  During the second quarter of 2010, the Company continued to gather information regarding the initial fair value estimates of assets and liabilities acquired, but have identified no material adjustments as of June 30, 2010.  The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company.  Disclosure of pro forma financial information is also made more difficult by the troubled nature of CBT prior to the date of the combination.  The Company has omitted certain financial information of CBT required by Rule 3-05 of Regulation S-X and the related pro forma financial information under Article 11 of Regulation S-X pursuant to the guidance provided in SEC Staff Accounting Bulletin 1:K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”). SAB 1:K provides relief from the requirements of Rule 3-05 in certain instances, such as the CBT transaction, where a registrant engages in an acquisition of a significant amount of assets of a troubled financial institution that involves pervasive federal assistance and audited financial statements of the troubled financial institution are not reasonably available.

As of June 30, 2010, noninterest income includes a pre-tax gain of $98.1 million which resulted from the acquisition of CBT.  The amount of the gain is equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed.  The Company recognized $964,000 and $4.9 million in merger-related expense during the three months and six months ended June 30, 2010, respectively.

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

(h)—Adjustment reflects the fair value of leases assumed.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2010:
State and municipal obligations	$20,092	$506	$(14)	$20,584

December 31, 2009:
State and municipal obligations	$21,538	$391	$(28)	$21,901

June 30, 2009:
State and municipal obligations	$22,356	$88	$(696)	$21,748

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2010:
Government-sponsored enterprises debt *	$111,383	$1,909	$(2)	$113,290
State and municipal obligations	40,495	1,330	(373)	41,452
Mortgage-backed securities **	85,789	4,998	—	90,787
Trust preferred (collateralized debt obligations)	5,883	—	(123)	5,760
Corporate stocks	285	89	(19)	355
	$243,835	$8,326	$(517)	$251,644
December 31, 2009:
Government-sponsored enterprises debt *	$36,785	$166	$(336)	$36,615
State and municipal obligations	26,727	489	(411)	26,805
Mortgage-backed securities **	99,192	4,182	(106)	103,268
Trust preferred (collateralized debt obligations)	12,042	—	(5,792)	6,250
Corporate stocks	285	80	—	365
	$175,031	$4,917	$(6,645)	$173,303
June 30, 2009:
Government-sponsored enterprises debt *	$11,477	$246	$—	$11,723
State and municipal obligations	19,146	70	(1,100)	18,116
Mortgage-backed securities **	109,736	4,003	—	113,739
Trust preferred (collateralized debt obligations)	16,447	—	(6,745)	9,702
Corporate stocks	369	208	(214)	363
	$157,175	$4,527	$(8,059)	$153,643

* - Government-sponsored enterprises holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored enterprises; no private-label holdings.

Note 5 — Investment Securities (continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	14,862	—	—	14,862
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$22,181	$—	$—	$22,181
December 31, 2009:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$16,271	$—	$—	$16,271

June 30, 2009:
Federal Reserve Bank stock	$5,132	$—	$—	$5,132
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$15,416	$—	$—	$15,416

The Company has determined that the investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is not other than temporarily impaired as of June 30, 2010 and ultimate recoverability of the par value of these investments is probable.  See Item 2 in MD&A under “Other Investments.”

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$489	$494	$3,911	$4,029
Due after one year through five years	260	260	41,361	42,070
Due after five years through ten years	3,322	3,443	45,033	46,607
Due after ten years	16,021	16,387	153,530	158,938
	$20,092	$20,584	$243,835	$251,644

Note 5 — Investment Securities (continued)

Information pertaining to the Company’s securities available for sale with gross unrealized losses at June 30, 2010, December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2010:
Securities Held to Maturity
State and municipal obligations	$—	$—	$14	$808

Securities Available for Sale
Government-sponsored enterprises debt	$2	$2,574	$—	$—
State and municipal obligations	55	2,563	319	4,322
Trust preferred (collateralized debt obligations)	—	—	122	2,450
Corporate stocks	19	150	—	—
	$76	$5,287	$441	$6,772

December 31, 2009:
Securities Held to Maturity
State and municipal obligations	$28	$4,308	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$336	$21,117	$—	$—
State and municipal obligations	13	3,281	398	4,400
Mortgage-backed securities	106	9,388	—	—
Trust preferred (collateralized debt obligations)	—	—	5,792	6,250
	$455	$33,786	$6,190	$10,650

June 30, 2009:
Securities Held to Maturity
State and municipal obligations	$696	$16,747	$—	$—

Securities Available for Sale
State and municipal obligations	$1,100	$14,520	$—	$—
Trust preferred (collateralized debt obligations)	—	—	6,745	9,702
Corporate stocks	214	163	—	—
	$1,314	$14,683	$6,745	$9,702

Note 5 — Investment Securities (continued)

The following table presents a roll forward of recognized charges to earnings on certain trust preferred securities for the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2010	2010
Balance at beginning of period	$10,418	$4,922
Additional fair market value losses on debt securities for which other-than-temporary impairment was previously recognized
PreTSL IX B-3	29	1,258
PreTSL X B-1	334	1,550
PreTSL X B-3	95	431
PreTSL XI B-1	81	1,569
PreTSL XIII B-2	30	459
PreTSL XIV	96	894
Net fair market value losses recognized in earnings	665	6,161
Balance at end of period	$11,083	$11,083

In the second quarter of 2010, the Company continued to evaluate its pooled trust preferred collateralized debt obligations (“TRUPs”) for other-than-temporary impairment (“OTTI”).  As of June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI on debt securities not expected to be sold be recognized in other comprehensive income.  During the first quarter of 2010, the Company concluded that there appears to have been a change in the fundamental behavior and inclination of some issuers toward earlier deferrals or defaults on their payments in the trust preferred pools and as a result the performance of the pools has decreased the probability that the Company would be able to recognize cash flows in excess of the estimated fair value of the securities.  In addition, the Company may decide to liquidate these securities before anticipated recovery given the impact of the changes in the nature of the Company’s balance sheet and levels of classified assets to capital resulting from the CBT acquisition.  As a result of this analysis, the Company changed its intent and expectations relative to these securities, and has written these securities down to fair market value (reflecting both credit and non-credit related considerations).  Therefore, a $665,000 charge was recognized in earnings during the second quarter of 2010 to write these securities down to their estimated fair value of $3.3 million as of June 30, 2010, compared to a $5.5 million charge during the first quarter of 2010.  These earnings charges were taken on six of the eight TRUPs, as presented in the table above.  PreTSL XVI C was fully written off as of December 31, 2009.  All future fair market value losses in these securities will be charged to earnings, and any gains will be recorded through other comprehensive income, net of tax.

MMCaps I A is a senior security in a pool where deferral/default experience has been more predictable, and the Company currently expects to collect all contractual principal and interest.  Any unrealized gain or loss related to this security has been recorded through other comprehensive income (equity), net of tax.

On an ongoing basis, the Company reviews its investment portfolio for indications of impairment.  This review includes analyzing the length of time and the extent to which fair value has been lower than the cost, the financial condition and near-term prospects of the issuers on a specific collateral approach basis (discussed further below), including any specific events which may influence the operations of those issuers.  The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  Additionally, the risk of further OTTI charges may be influenced by additional bank failures, prolonged recession of the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide financial assistance to financial institutions.

At June 30, 2010, the book value of the Company’s TRUPs totaled $5.9 million with an estimated fair value of $5.8 million.  One of these securities is a senior tranche (MMCaps I A) and the remaining seven securities are mezzanine tranches.  During the second quarter of 2010, Moody’s downgraded PreTSL X B-1and X B-3 to “C” from a “Ca” credit rating.

Note 5 — Investment Securities (continued)

As of June 30, 2010, the following table provides detail of the Company’s pooled TRUPs:

		Current Information for the Securities						Deferral / Default Statistics
							Receiving Principal /	Deferral /	Excess Subordination (5)
(Dollars in thousands)	Class	# of Issuers	Book Value	Fair Value	Unrealized Loss (1)	Credit Ratings (2)	Interest Contractually at 6/30/10?	Defaults % of Total Collateral Balance (4)	Amount	% of Current Performing Collateral

PreTSL IX B-3	Mezzanine	44	$1,036	$1,036	$—	Ca / C	Yes / No (3)	29.2%	$—	0.0%
PreTSL X B-1	Mezzanine	53	134	134	—	C / C	Yes / No (3)	44.3%	—	0.0%
PreTSL X B-3	Mezzanine	53	38	38	—	C / C	Yes / No (3)	44.3%	—	0.0%
PreTSL XI B-1	Mezzanine	60	1,095	1,095	—	Ca / C	Yes / Yes	23.7%	—	0.0%
PreTSL XIII B-2	Mezzanine	64	385	385	—	Ca / C	Yes / Yes	21.6%	—	0.0%
PreTSL XIV B-2	Mezzanine	62	622	622	—	Ca / C	Yes / No (3)	22.9%	—	0.0%
PreTSL XVI C	Mezzanine	46	—	—	—	Ca / C	Yes / No (3)	37.0%	—	0.0%
MMCaps I A	Senior	27	2,572	2,450	(122)	A3 / A	Yes / Yes	20.7%	56,019	26.2%
Total			$5,882	$5,760	$(122)

Notes to table above:

(1) Unrealized loss greater than twelve months.

(2) Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate these securities).

(3) Interest on this security is currently not being paid in cash, but is being added (capitalized) to the principal balance, a process known as a payment in kind (“PIK”).  This is the result of a current, temporary interest shortfall being experienced due to the amount of deferrals within the given deal, and therefore, there is not enough interest available to pay the current interest on the given class of notes.  Also, a PIK may occur as a result of breaching the principal coverage test of the class of notes immediately senior to the given class.  The Company has four TRUPs, PreTSL X B-1, X B-3, XIV B-2, and XVI C, which are fully PIK.  In addition, PreTSL IX B-3 is partially PIK.

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

Note 6 — Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009

Loans covered under loss share agreements	$413,549	$—	$—
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	443,758	467,284	489,730
Commercial non-owner occupied	294,804	303,650	318,909
Total commercial non-owner occupied real estate	738,562	770,934	808,639
Consumer real estate:
Consumer owner occupied	304,598	284,484	289,423
Home equity loans	251,951	248,639	239,250
Total consumer real estate	556,549	533,123	528,673
Commercial owner occupied real estate	498,879	469,101	456,973
Commercial and industrial	212,863	214,174	214,384
Other income producing property	126,004	137,736	136,098
Consumer	63,133	68,770	79,386
Other loans	31,452	9,400	12,009
Total loans not covered under loss share agreements	2,227,442	2,203,238	2,236,162
Less, allowance for loan losses	(46,167)	(37,488)	(32,431)
Loans, net	$2,594,824	$2,165,750	$2,203,731

The Company’s loans covered under loss share agreements portfolio is comprised of the following balances:

	June 30, 2010
	Impaired	All Other
	Acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total

Loans covered under loss share agreements:
Commercial real estate:
Construction and land development	$58,933	$24,222	$83,155
Commercial real estate	48,180	71,110	119,290
Total commercial real estate	107,113	95,332	202,445
Consumer real estate:
Consumer owner occupied	77,295	58,890	136,185
Home equity loans	4,669	6,241	10,910
Total consumer real estate	81,964	65,131	147,095
Commercial and industrial	15,678	29,087	44,765
Consumer	9,447	6,849	16,296
Other loans	—	2,948	2,948
Total loans covered under loss share agreements	$214,202	$199,347	$413,549

Note 6 — Loans and Allowance for Loan Losses (continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired at acquisition date and all other acquired loans as of June 30, 2010 are as follows:

	Impaired	Non-impaired
(Dollars in thousands)	Loans	Loans	Total

Contractually-required principal and interest	$386,729	$268,488	$655,217
Non-accretable difference	(169,778)	(60,359)	(230,137)
Cash flows expected to be collected	216,951	208,129	425,080
Accretable yield	(2,749)	(8,782)	(11,531)
Fair value	$214,202	$199,347	$413,549

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

The following are changes in the carrying value of acquired loans at acquisition date during the six months ended June 30, 2010:

	Impaired	Non-impaired
(Dollars in thousands)	Loans	Loans

Balance, December 31, 2009	$—	$—
Fair value of acquired impaired loans	233,236	226,229
Reductions for payments and foreclosures	(19,034)	(26,882)
Balance, June 30, 2010	$214,202	$199,347

An analysis of the changes in the allowance for loan losses for non-covered loans is as follows:

	June 30,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$37,488	$31,525
Loans charged-off	(25,543)	(9,518)
Recoveries of loans previously charged-off	935	860
Net charge-offs	(24,608)	(8,658)
Provision for loan losses	33,287	9,564
Balance at end of period	$46,167	$32,431

At June 30, 2010 and 2009, there were $54.7 million and $23.3 million, respectively, of non-covered loans classified as impaired because it is probable that the Company will be unable to collect all principal and interest payments due according to the terms of the related loan agreements.  Specific reserves allocated to these impaired non-covered loans totaled $7.7 million and $2.5 million at June 30, 2010 and 2009, respectively.  At June 30, 2010, there were approximately $33.3 million of impaired non-covered loans with specific reserves.  At June 30, 2010, there were approximately $21.4 million of impaired non-covered loans for which there are no specific reserves.  The average recorded investments in impaired non-covered loans for the quarters ended June 30, 2010 and 2009 were $43.7 million and $19.2 million, respectively.

Note 7 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009

Certificates of deposit	$1,276,085	$863,507	$1,026,260
Interest-bearing demand deposits	1,072,842	731,060	671,635
Demand deposits	465,594	346,248	322,270
Savings deposits	194,749	163,348	158,519
Other time deposits	2,597	476	1,682
Total deposits	$3,011,867	$2,104,639	$2,180,366

The aggregate amounts of time deposits in denominations of $100,000 or more at June 30, 2010, December 31, 2009, and June 30, 2009 were $593.7 million, $441.7 million and $523.5 million, respectively.  The Company did not have brokered certificates of deposit at June 30, 2010 and December 31, 2009.  The Company had brokered certificates of deposits of $10.0 million at June 30, 2009.

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

On June 24, 2009, the Company entered into an agreement with the U.S. Treasury to repurchase the warrant that was issued to the U.S. Treasury in connection with the preferred stock. Pursuant to the terms of the agreement, the Company repurchased the warrant for a purchase price of $1.4 million.  As a result of the warrant repurchase, the Company has repurchased all securities issued to the U.S. Treasury under the Capital Purchase Program.

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

Note 9 — Retirement Plans

The Company and the Bank provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.  The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service.  Employees hired on or after January 1, 2006 are not eligible to participate in the non-contributory defined benefit pension plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2010.

The components of net periodic pension expense recognized during the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Service cost	$—	$189	$—	$378
Interest cost	270	289	540	578
Expected return on plan assets	(377)	(352)	(754)	(704)
Amortization of prior service cost	—	(43)	—	(86)
Recognized net actuarial loss	65	121	130	242
Net periodic pension expense (benefit)	$(42)	$204	$(84)	$408

The Company contributed $228,000 and $472,000 to the pension plan for the three and six months ended June 30, 2010 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2010	2009	2010	2009
Basic earnings per share:
Net income available to common shareholders	$575	$1,525	$49,536	$5,231

Weighted-average basic shares	12,612	11,827	12,599	11,516
Basic earnings per share	$0.05	$0.13	$3.93	$0.45

Diluted earnings per share:
Net income available to common shareholders	$575	$1,525	$49,536	$5,231

Weighted-average basic shares	12,612	11,827	12,599	11,516
Effect of dilutive securities	126	44	114	44
Weighted-average dilutive shares	12,738	11,871	12,713	11,560
Diluted earnings per share	$0.05	$0.13	$3.90	$0.45

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Number of shares	96,110	261,023	121,842	259,810
Range of exercise prices	$31.10 - $40.99	$23.50 - $39.74	$31.10 - $40.99	$24.13 - $39.74

Note 11 — Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Note 11 — Share-Based Compensation (continued)

Stock Options

With the exception of non-qualified stock options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and have terms ranging from five to ten years.  No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding.  The 2004 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 661,500 shares registered under the 2004 plan.

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2010	348,575	$27.84
Granted	55,857	33.47
Exercised	(11,782)	19.07
Expired/Forfeited	(2,003)	28.80
Outstanding at June 30, 2010	390,647	28.90	5.47	$2,670

Exercisable at June 30, 2010	291,681	27.72	4.33	$2,319

Weighted-average fair value of options granted during the year	$13.90

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2010	2009

Dividend yield	2.00%	2.00%
Expected life	6 years	6 years
Expected volatility	50%	45%
Risk-free interest rate	2.73%	1.82%

As of June 30, 2010, there was $989,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.65 years as of June 30, 2010.  The total fair value of shares vested during the six months ended June 30, 2010 was $301,000.

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

Nonvested restricted stock for the six months ended June 30, 2010 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2010	151,883	$29.66
Granted	23,162	38.25
Vested	(14,641)	28.88
Forfeited	(464)	32.49
Nonvested at June 30, 2010	159,940	30.97

As of June 30, 2010, there was $3.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.7 years as of June 30, 2010.  The total fair value of shares vested during the six months ended June 30, 2010 was $423,000.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2010, commitments to extend credit and standby letters of credit totaled $589.4 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Pooled trust preferred securities are Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company has determined that (1) there are few observable transactions and market quotations available and they are not reliable for purposes of determining fair value at June 30, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used for periods prior to December 31, 2008.  This income valuation approach requires numerous steps in determining fair value.  These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$113,290	$—	$113,290	$—
State and municipal obligations	41,452	—	41,452	—
Mortgage-backed securities	90,786	—	90,786	—
Trust preferred (collateralized debt obligations)	5,760	—	—	5,760
Corporate stocks	356	321	35	—
Total securities available for sale	$251,644	$321	$245,563	$5,760

Liabilities
Derivative financial instruments	$831	$—	$831	$—

Note 13 — Fair Value (continued)

(Dollars in thousands)	Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$36,615	$—	$36,615	$—
State and municipal obligations	26,805	—	26,805	—
Mortgage-backed securities	103,268	—	103,268	—
Trust preferred (collateralized debt obligations)	6,250	—	—	6,250
Corporate stocks	365	330	35	—
Total securities available for sale	$173,303	$330	$166,723	$6,250

Liabilities
Derivative financial instruments	$21	$—	$21	$—

(Dollars in thousands)	Fair Value June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$11,723	$—	$11,723	$—
State and municipal obligations	18,116	—	18,116	—
Mortgage-backed securities	113,739	—	113,739	—
Trust preferred (collateralized debt obligations)	9,702	—	—	9,702
Corporate stocks	363	328	35	—
Total securities available for sale	$153,643	$328	$143,613	$9,702

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2010.

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

Note 13 — Fair Value (continued)

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2010 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2010	$6,250	$—
Change in unrealized loss recognized in other comprehensive income	5,670
Other-than-temporary impairment losses recognized in income	(6,160)
Purchases, issuances and settlements, net	—	—
Transfers in and/or out of level 3	—	—
Fair value, June 30, 2010	$5,760	$—

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2010	$(77)	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
Impaired loans	$214,202	$—	$—	$214,202
OREO	31,750	—	—	31,750

Not covered under FDIC loss share agreements:
Impaired loans	41,781	—	32,108	9,673
OREO	9,803	—	9,803	—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$23,276	$—	$14,809	$8,467
OREO	3,102	—	3,102	—

Note 13 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,357	$—	$8,557	$2,800
OREO	9,165	—	9,165	—

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010, December 31, 2009 and June 30, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$187,025	$187,025	$104,908	$104,908
Investment securities	293,917	294,409	211,112	211,475
Loans, net of allowance for loan losses, and loans held for sale	2,617,548	2,561,652	2,183,313	2,142,404
FDIC receivable for loss share agreements	265,890	265,890	—	—
Accrued interest receivable	13,600	13,600	9,880	9,880
Financial liabilities:
Deposits	3,011,867	3,024,711	2,104,639	2,109,983
Federal funds purchased and securities sold under agreements to repurchase	177,281	177,281	162,515	162,515
Other borrowings	62,557	56,604	143,624	132,049
Accrued interest payable	6,152	6,152	3,059	3,059
Derivative financial instruments	831	831	21	21
Off balance sheet financial instruments:
Commitments to extend credit	578,828	566,468	469,841	461,038
Standby letters of credit and financial guarantees	10,565	10,565	9,725	9,725

Note 14 — Accumulated Other Comprehensive Income (Loss)

The components of the change in other comprehensive income (loss) and the related tax effects were as follows:

	June 30,
	2010			2009
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in pension liability for plan curtailment	$—	$—	$—	$1,974	$(691)	$1,283
Change in net unrealized gain on securities available for sale	9,540	(3,387)	6,153	2,229	(847)	1,382
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(6,261)	2,264	(3,997)	(2,482)	943	(1,539)
Less, reclassification adjustment of credit portion included in net income	6,261	(2,264)	3,997	544	(206)	338
Net noncredit portion of other-than-temporary impairment losses	—	—	—	(1,938)	737	(1,201)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	(811)	288	(523)	—	—	—
Other comprehensive income	$8,729	$(3,099)	$5,630	$2,265	$(801)	$1,464

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized	Noncredit
		(Losses) Gains	Other-Than-
		on Securities	Temporary
	Benefit	Available	Impairment	Cash Flow
(Dollars in thousands)	Plans	for Sale	Losses	Hedges	Total

Balance at December 31, 2009	$(4,302)	$2,474	$(3,540)	$(14)	$(5,382)
Change in net unrealized loss on securities available for sale	—	6,153	—	—	6,153
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	(3,540)	3,540	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(523)	(523)
Balance at June 30, 2010	$(4,302)	$5,087	$—	$(537)	$248

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

Note 15 — Derivative Financial Instruments (continued)

The Company utilizes the interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge).  For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated.  Any ineffective portion of the gain or loss is reported in earnings immediately.  For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining any ineffective aspect of the hedge upon the inception of the hedge.

Cash Flow Hedge of Interest Rate Risk

During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on an $8.0 million portion of its junior subordinated debt in the form of trust preferred securities. The Company has hedged the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate.    This hedge expires on June 15, 2019.  The notional amount on which the interest payments are based will not be exchanged.  This derivative contract calls for the Company to pay a fixed rate of 4.06% on $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $523,000 for the six months ended June 30, 2010.  The Company recognized an $831,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2010.  There was no ineffectiveness in the cash flow hedge during the six months ended June 30, 2010.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong.  Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2010, the Company was required to post $150,000 as collateral.  Also, the Company has a netting agreement with the counterparty.

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

At June 30, 2010, we had approximately $3.6 billion in assets and 967 full-time equivalent employees.  Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

The following discussion describes our results of operations for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009 and June 30, 2009.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On January 29, 2010, the bank entered into a purchase and assumption agreement (the “P&A Agreement”), including loss share arrangements, with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume substantially all of the deposits and certain liabilities of Community Bank & Trust, N.A. (“CBT”), a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia.  CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the Northeast region of Georgia.  In late May and early June of 2010, we closed 10 bank branches, one trust office and converted the operating system of the acquired Georgia franchise.  Please reference Note 4 — Mergers and Acquisitions in the unaudited condensed consolidated financial statements within PART I, Item 1 Financial Statements.

Government Actions

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted.  Among other things, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The increased coverage is now permanent with the enactment of the Act below.  In addition, we are voluntarily participating in the FDIC’s Transaction Account Guarantee Program.  Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.  On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010.  We have elected to continue our voluntary participation in the program.  Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  The act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions.  Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We are in the process of evaluating this new legislation and determining the extent to which it will impact our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the act will have on us.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first six months of 2010 the stock traded was $27.59 per share, and the stock price closed on June 30, 2010 at $35.22, above book value and tangible book value.  In the event our stock were to trade below its book value at any time during the reporting period, we would perform an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2010, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, pension plan and post-retirement benefits, and certain assets and liabilities related to the FDIC-assisted transaction.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  In situations where it is “more likely than not” that a deferred tax asset is not realizable, a valuation allowance is recorded.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiaries.

Other-Than-Temporary Impairment (“OTTI”)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.  Based on the analysis of our pooled trust preferred collateralized debt obligations, we have changed our intent and expectations relative to these securities, and have written these securities down to fair market value (reflecting both credit and non-credit related considerations).  We may decide to liquidate these securities before anticipated recovery given the impact of the changes in the nature of our balance sheet and levels of classified assets to capital resulting from the CBT acquisition.  For further discussion of the Company’s evaluation of securities for other-than-temporary impairment, see Note 5 to the unaudited condensed consolidated financial statements.

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

For further discussion of the Company’s loan accounting and acquisitions, see Note 2—Summary of Significant Accounting Policies, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses.

Results of Operations

We reported consolidated net income available to common shareholders of $575,000, or diluted earnings per share (“EPS”) of $0.05, for the second quarter of 2010 as compared to consolidated net income available to common shareholders of $1.5 million, or diluted EPS of $0.13, in the comparable period of 2009.  The decrease primarily resulted from the net result of an increase in the provision for loan losses, an increase in noninterest expense related to the addition of the Georgia franchise, an increase in net interest income, an increase in noninterest income due to the acquisition of CBT and within legacy SCBT, and second quarter 2009 results including dividends paid on preferred stock and accretion on preferred stock discount incurred due to the redemption of preferred stock issued as part of our participation in the U.S. Treasury TARP Capital Program.

For the six months ended June 30, 2010, we reported consolidated net income available to common shareholders of $49.5 million, or diluted EPS of $3.90, as compared to consolidated net income available to common shareholders of $5.2 million, or diluted EPS of $0.45, in the comparable period of 2009.  The increase resulted from the gain on the acquisition of CBT offset by an increase in the provision for loan losses, an increase in OTTI charges related to pooled trust preferred securities, the prepayment fee for the early pay-off of legacy SCBT Federal Home Loan Bank (“FHLB”) advances, and CBT merger-related expenses.

We believe our legacy SCBT asset quality continues to be at manageable levels despite the increase of nonperforming assets as a percentage of total assets (excluding covered assets) to 2.37% at June 30, 2010 compared to 1.46% at June 30, 2009.  Nonperforming assets not covered under FDIC loss share agreements increased 62.4% from the fourth quarter of 2009 and 109.1% from the second quarter of 2009.  Net charge-offs as a percentage of average loans increased to 1.41% from 1.26% in the fourth quarter of 2009 and 0.74% in the second quarter of 2009.  The allowance for loan losses increased to 2.07% of total loans at June 30, 2010 compared to 1.70% at December 31, 2009 and 1.45% at June 30, 2009.  Our allowance provides 0.61 times coverage of nonperforming loans at June 30, 2010, lower from 0.75 times at December 31, 2009 and from 1.08 times at June 30, 2009.  During the second quarter of 2010, our OREO not covered under FDIC loss share agreements increased by $6.7 million from the end of the fourth quarter of 2009, but increased only slightly by $638,000 from June 30, 2009.

In connection with the CBT acquisition during the six months ended June 30, 2010, we entered into loss sharing agreements with the FDIC.  Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse us for losses with respect to certain loans and foreclosed real estate purchased (“covered assets” or “covered loans”), begins with the first dollar incurred.  The FDIC agreed to reimburse us for (1) 80% of the losses incurred up to $233.0 million and (2) 95% of losses in excess of $233.0 million.  Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.

Compared to the second quarter of 2009, our loan portfolio has increased 18.1% to $2.6 billion driven by the addition of $413.5 million (balance as of June 30, 2010) in acquired loans covered under FDIC loss sharing agreements.  Excluding the acquisition of CBT, our loan portfolio remained relatively consistent with the second quarter of 2009.  For the six months ended June 30, 2010, we originated approximately $197.1 million of mortgage loans in the secondary market, down from $468.9 million of mortgage loans during the six months ended June 30, 2009.  We have experienced a slowing of the refinancing activity from the second quarter of 2009 partially due to fewer qualified borrowers within the secondary mortgage markets.

Non-taxable equivalent net interest income for the quarter increased 19.8%.  Non-taxable equivalent net interest margin increased by 14 basis points to 3.99% from the most recent quarter of March 31, 2010 and decreased by 4 basis points from the second quarter of 2009.  The decline from the second quarter of 2009 was caused mostly by an increase in interest-earning assets at lower yields contributed by CBT.  Compared to the first quarter of 2010, excess liquidity resulting from the FDIC-assisted acquisition reduced our net interest margin by an estimated 13 basis points during the quarter.  Our quarterly efficiency ratio increased to 67.31% compared to 58.10% in the fourth quarter of 2009 and 60.88% for the second quarter of 2009.  The increase in the efficiency ratio reflects higher noninterest expense as we continue to integrate the Georgia franchise.

The following are key operating highlights for the second quarter of 2010:

•                  Consolidated net income available to common shareholders decreased to $575,000 in the second quarter of 2010 from $1.5 million in the second quarter of 2009.  The decrease primarily resulted from the net result of an increase in the provision for loan losses, an increase in noninterest expense related to the addition of the Georgia franchise, an increase in net interest income, an increase in noninterest income due to the acquisition of CBT and within legacy SCBT, and second quarter 2009 results including dividends paid on preferred stock and accretion on preferred stock discount incurred due to the redemption of preferred stock issued as part of our participation in the U.S. Treasury TARP Capital Program.

•                  Diluted EPS decreased to $0.05 for the second quarter of 2010 as compared to $0.13 for the comparable period in 2009.  Basic EPS decreased to $0.05 for the second quarter of 2010 as compared to $0.13 for the comparable period in 2009.  The decrease in both diluted and basic EPS reflects an increase in the provision for loan losses and an increase in noninterest expense mostly attributed to the Georgia franchise.

•                  OTTI of $675,000 during the quarter ended June 30, 2010 primarily related to pooled trust preferred securities.

•                  Provision for loan losses increased to $12.5 million for the second quarter of 2010 as compared to $10.2 million in the fourth quarter of 2009 and $4.5 million in the second quarter of 2009.  The provision for loan losses as a percent of average loans increased due to higher nonperforming loans and charge-offs during the quarter ended June 30, 2010 as compared to the year ended December 31, 2009 and the second quarter of 2009.  The allowance for loan losses as a percent of total loans increased to 2.07% as compared to 1.45% at the end of the second quarter of 2009.  The rise in nonperforming loans in the second quarter of 2010 lowered the coverage of nonperforming loans provided by the allowance from 108.33% at June 30, 2009 to 60.83% at June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Figures and Ratios	2010	2009	2010	2009

Return on average assets (annualized)	0.06%	0.77%	2.79%	0.70%
Return on average equity (annualized)	0.69%	7.23%	29.70%	6.67%
Return on average tangible equity (annualized)*	1.42%	9.43%	38.23%	8.70%
Dividend payout ratio **	4.43%	52.02%	8.59%	47.75%
Equity to assets ratio	9.25%	9.97%	9.25%	9.97%
Average shareholders’ equity (in thousands)	$336,424	$298,849	$336,369	$299,668

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the decrease in dividend payout ratio below.

•                  For the three months ended June 30, 2010, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same quarter in 2009.  The decrease was driven by a 62.3% decline in net income available to common shareholders from the comparable quarter in 2009 and an increase in average assets due to the acquisition of CBT.

•                  Dividend payout ratio decreased to 4.43% for the three months ended June 30, 2010 compared with 142.65% for the three months ended March 31, 2010 and 52.02% for the three months ended June 30, 2009.  The decrease in the ratio reflects the substantial gain in the first quarter of 2010 generated by the acquisition of CBT.  We pay cash dividends on common shares out of earnings generated in the preceding quarter; therefore, the dividend payout ratio is calculated by dividing total dividends paid during the second quarter of 2010 by the total net income available to common shareholders reported in the first quarter of 2010.

•                  Equity to assets ratio decreased to 9.25% at June 30, 2010 compared with 10.47% at December 31, 2009 and 9.97% at June 30, 2009.  The decrease in the equity to assets ratio reflects a 28.9% increase in assets compared to the 19.6% increase in equity as a result of the CBT acquisition.

•                  Average shareholders’ equity increased $37.6 million, or 12.6%, from second quarter ended June 30, 2009 driven by the increase in shareholders’ equity related to the gain on the CBT acquisition.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Return on average tangible equity (non-GAAP)	1.42%	9.43%	38.23%	8.70%
Effect to adjust for intangible assets	-0.73%	-2.20%	-8.53%	-2.03%
Return on average equity (GAAP)	0.69%	7.23%	29.70%	6.67%

Adjusted average shareholders’ equity (non-GAAP)	$262,809	$232,847	$263,899	$233,600
Intangible assets	(73,615)	(66,002)	(72,470)	(66,068)
Average shareholders’ equity (GAAP)	$336,424	$298,849	$336,369	$299,668

Adjusted net income (non-GAAP)	$932	$5,471	$50,035	$10,077
Amortization of intangibles	(432)	(132)	(781)	(263)
Tax effect	75	46	282	91
Net income (GAAP)	$575	$5,385	$49,536	$9,905

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin declined slightly from the second quarter of 2009; however, it improved from the first quarter of 2010 resulting from a reduction of excess liquidity, generated from the FDIC-assisted acquisition on January 29, 2010, from the first quarter of 2010.  Management utilized the excess liquidity to pay down FHLB advances; in addition we managed liquidity and margin compression by adjusting the rates on time deposits.  Non-taxable equivalent (“non-TE”) and TE net interest margin increased by 14 basis points and 15 basis points, respectively, from the quarter ended March 31, 2010.  Non-TE and TE net interest margin increased by 4 basis points and 3 basis points, respectively, from the quarter ended June 30, 2009.

The margin expansion from the quarter ended March 31, 2010 resulted from a decline in the impact of excess liquidity from the FDIC-assisted acquisition from 20 basis points in the first quarter of 2010 to 13 basis points in the second quarter of 2010.  The margin expansion was also driven by a decline in average rates on interest-earning liabilities and an increase in the volume of interest-earning assets compared to the prior quarter ended March 31, 2010.  While the average balance of total loans (excluding mortgage loans held for sale) increased $137.8 million from the first quarter of 2010 as a result of the acquisition, the average yield on total loans declined by 8 basis points from the first quarter of 2010.

Even though net interest income increased, the slight margin contraction from the second quarter of 2009 was driven by a higher average balance of interest-earning assets related to the CBT acquisition.  Non-TE net interest income increased from the second quarter of 2009 as a result of a volume increase in interest-earning assets to more than offset the 55 basis point decrease in the average yield and a 70 basis point decrease in the average rate on interest-bearing liabilities to more than offset the increase in volume.  The increase in interest income was driven by a 13.6% increase in the volume of total loans to more than offset the average yields declining by 34 basis points from the second quarter of 2009.  The decrease in interest expense was driven by an average rate decrease of 127 basis points on certificates of deposits and other time deposits which more than offset the 26.6% increase in the average balance from the second quarter of 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Non-TE net interest income	$31,160	$26,019	$59,791	$51,017
Non-TE yield on interest-earning assets	5.01%	5.56%	5.00%	5.58%
Non-TE rate on interest-bearing liabilities	1.12%	1.82%	1.21%	1.95%
Non-TE net interest margin	3.99%	4.03%	3.92%	3.93%
TE net interest margin	4.04%	4.07%	3.97%	3.97%

Non-taxable equivalent net interest income increased $5.1 million, or 19.8%, in the second quarter of 2010 compared to the same period in 2009.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 21.0% to $3.1 billion in the second quarter of 2010 compared to the same period last year due largely to the acquisition of CBT.

•                  Non-taxable equivalent yield on interest-earning assets for the second quarter of 2010 decreased 55 basis points from the comparable period in 2009, and increased by 1 basis point compared to the first quarter of 2010.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the second quarter of 2010 decreased 70 basis points from the same period in 2009, and by 17 basis points compared to the first quarter of 2010.  This is a reflection of the impact of average yields on certificates of deposits repricing lower since the first quarter of 2010 and second quarter of 2009 and the payoff of FHLB advances during the first quarter of 2010.

•                  Taxable equivalent net interest margin decreased by 3 basis points in the second quarter of 2010, compared to the second quarter of 2009.  Compared to the first quarter of 2010, taxable equivalent net interest margin increased by 15 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $404.8 million, or 18.1%, at June 30, 2010 as compared to the same period in 2009.  The increase resulted from the addition of loans covered under FDIC loss share agreements in the CBT acquisition.  Non-covered loans or legacy SCBT loans decreased by $8.7 million, or 0.4%, at June 30, 2010 as compared to the same period in 2009.  The decrease was driven by reductions in construction and land development loans of $46.0 million, commercial non-owner occupied loans of $24.1 million, consumer non real estate loans of $16.3 million, and other income producing property of $10.1 million.  Offsetting these reductions was some loan growth in commercial owner occupied loans of $41.9 million and consumer real estate loans of $27.9 million.

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2010	Total	2009	Total	2009	Total
Loans covered under loss share agreements	$413,549	15.7%	$—	0.0%	$—	0.0%
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	443,758	16.8%	467,284	21.2%	489,730	21.8%
Commercial non-owner occupied	294,804	11.2%	303,650	13.8%	318,909	14.3%
Total commercial non-owner occupied real estate	738,562	28.0%	770,934	35.0%	808,639	36.2%
Consumer real estate:
Consumer owner occupied	304,598	11.5%	284,484	12.9%	289,423	12.9%
Home equity loans	251,951	9.5%	248,639	11.3%	239,250	10.7%
Total consumer real estate	556,549	21.1%	533,123	24.2%	528,673	23.6%
Commercial owner occupied real estate	498,879	18.9%	469,101	21.3%	456,973	20.4%
Commercial and industrial	212,863	8.1%	214,174	9.7%	214,384	9.6%
Other income producing property	126,004	4.8%	137,736	6.3%	136,098	6.1%
Consumer non real estate	63,133	2.4%	68,770	3.1%	79,386	3.6%
Other	31,452	1.2%	9,400	0.4%	12,009	0.5%
Total loans not covered under loss share agreements	2,227,442	84.3%	2,203,238	100.0%	2,236,162	100.0%
Total loans (net of unearned income)	$2,640,991	100.0%	$2,203,238	100.0%	$2,236,162	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets and commercial non-owner occupied real estate loans represented 28.0% of total loans as of June 30, 2010, a decrease from 36.2% of total loans at the end of the same period for 2009 and 35.0% of total loans at the year ended December 31, 2009.  At June 30, 2010, construction and land development loans represented 16.8% of our total loan portfolio, a decrease from 21.8% of our total loan portfolio at June 30, 2009.  At June 30, 2010, construction and land development loans consisted of $264.9 million in land and lot loans and $178.8 million in construction loans, which represented 11.9% and 8.0%, respectively, of our total non-covered loan portfolio.  At December 31, 2009, construction and land development loans consisted of $275.8 million in land and lot loans and $191.5 million in construction loans, which represented 12.5% and 8.7%, respectively, of our total non-covered loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Average total loans	$2,625,640	$2,268,292	$2,557,122	$2,287,699
Interest income on total loans	35,796	32,849	69,848	66,030
Non-TE yield	5.47%	5.81%	5.51%	5.82%

Interest earned on loans increased 9.0% in the second quarter of 2010 compared to the second quarter of 2009.  Some key highlights for the quarter ended June 30, 2010 are outlined below:

•                  Our non-taxable equivalent yield on total loans decreased 34 basis points during the second quarter of 2010 while average total loans increased 15.8%, as compared to the second quarter of 2009.  The increase in average total loans was a result of the acquired covered loan portfolio.  The covered loan portfolio has an effective yield of approximately 5.0% which along with the decline in legacy SCBT loan volume at higher rates combined with variable rate loan resets resulted in the average yield on loans falling from the same period one year ago.

•                  Loans covered under loss share agreements of $413.5 million were acquired during the first quarter of 2010 as part of the FDIC-assisted acquisition of CBT.

•                  Construction and land development loans decreased $46.0 million, or 9.4%, to $443.8 million from the ending balance at June 30, 2009.  We have continued to focus on reducing these types of loans in our portfolio given the current economic environment.

•                  Commercial non-owner occupied loans decreased $24.1 million, or 7.6%, to $294.8 million from the ending balance at June 30, 2009.

•                  Consumer real estate loans increased $27.9 million, or 5.3%, to $556.5 million from the ending balance at June 30, 2009.  The increase resulted from a $15.2 million, or 5.2%, in consumer owner occupied loans and a $12.7 million, or 5.3%, increase in home equity loans (“HELOCs”) from the balance at June 30, 2009.

•                  Commercial owner occupied loans increased $41.9 million, or 9.2%, to $498.9 million from the ending balance at June 30, 2009.

•                  Other income producing property loans decreased $10.1 million, or 7.4%, to $126.0 million from the ending balance at June 30, 2009.

•                  Consumer non real estate loans decreased $16.3 million, or 20.5%, to $63.1 million from the ending balance at June 30, 2009.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $426.1 million which has helped keep our non-TE yield up even as interest rates have declined since June 30, 2009.

The balance of mortgage loans held for sale decreased $31.1 million from December 31, 2009 to $22.7 million at June 30, 2010, as compared to the balance of mortgage loans held for sale at June 30, 2009 of $53.9 million.  This decrease partially reflects the tightening of loan underwriting standards within the secondary mortgage market.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2010, the composition of the portfolio changed somewhat from the composition at June 30, 2009.  During the 12-month period, net of the securities acquired in the CBT acquisition, we placed some increased emphasis on municipal securities and somewhat less on government-sponsored enterprise securities during this period in order to take advantage of relatively attractive yields in the tax-exempt sector.  The acquired CBT investment portfolio was more heavily weighted with GSE (“agency”) debentures than with the mortgage-backed and municipal securities it contained.  At June 30, 2010, investment securities totaled $293.9 million, compared to $211.1 million at December 31, 2009 and $191.4 million at June 30, 2009.  The growth in investment securities was the result of the CBT acquisition and resulted in average and period end balances increasing by 53.3% and 53.5%, respectively, from June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Average investment securities	$305,536	$199,293	$293,776	$206,531
Interest income on investment securities	2,904	2,375	5,683	4,980
Non-TE yield	3.81%	4.78%	3.91%	4.88%

Interest earned on investment securities increased 22.3% in the second quarter of 2010 compared to the second quarter of 2009.  The increase resulted from a 53.3% increase in balances of average investment securities resulting largely from the acquisition of CBT.

Our holdings of government-sponsored enterprise debt, state and municipal obligations, mortgage-backed securities, and corporate stocks at June 30, 2010 had fair market values that, on a net basis, exceeded their book values and result in an unrealized gain.  During the second quarter of 2010, we recognized an OTTI on six securities in the trust preferred securities (collateralized debt obligations) category (see Note 5 — Investment Securities).  Our holdings in trust preferred securities (collateralized debt obligations) at June 30, 2010 had fair market values that were on a net basis, below their book values which result in an unrealized loss.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2010:

			Other	Other-Than-
	Amortized	Fair	Comprehensive	Temporary			BB or
(Dollars in thousands)	Cost	Value	Income	Impairment *	AAA - A	BBB	Lower	Not Rated
June 30, 2010:
Government-sponsored enterprises debt	$111,383	$113,290	$1,907	$—	$111,383	$—	$—	$—
State and municipal obligations	60,587	62,036	1,449	—	56,134	2,133	—	2,320
Mortgage-backed securities **	85,789	90,787	4,998	—	—	—	—	—
Trust preferred securities (collateralized debt obligations)	5,883	5,760	(123)	(11,083)	2,573	—	3,310	—
Corporate stocks	285	355	70	—	—	—	—	285
	$263,927	$272,228	$8,301	$(11,083)	$170,090	$2,133	$3,310	$2,605

* - Represents the total other-than-temporary impairment recognized life to date.

** - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored entity (“GSE”) as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At June 30, 2010, we had twenty-seven securities available for sale in an unrealized loss position, which totaled $517,000.  The largest single position that had an unrealized loss position was our single-A rated, senior tranche pooled trust preferred security.  The price of this security continued to be highly impacted by the disruption in the banking industry and by the current collapse of liquidity and trading in the market for these types of securities.

During the second quarter of 2010 as compared to the fourth quarter of 2009, the total number of securities with an unrealized loss position decreased by seventeen securities.

As of June 30, 2010, management had determined based on its analysis of available evidence and our intent and expectations there had been an adverse change on six pooled trust preferred securities (PreTSL IX B-3, X B-1, X B-3, XI B-1, XIII B-2, and XIV B-2).  During the second quarter of 2010, we recognized, in accordance with FASB Accounting Standards Codification 320-10-65-1, a $665,000 fair market value loss on these six pooled trust preferred securities.  As of June 30, 2010, management determined based on available evidence that there had not been an adverse change in the discounted present value of expected cash flows from the other pooled trust preferred security since the last valuation date.  See Note 5—Investment Securities to the unaudited condensed consolidated financial statements.

All other securities available for sale, excluding the six pooled trust preferred securities, in an unrealized loss position as of June 30, 2010 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary as we have the ability and intent to hold these securities within the portfolio until the maturity or until the value recovers.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2010.  As of June 30, 2010, the investment in FHLB stock represented approximately $14.9 million, or 0.4% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  Subsequent to June 30, 2010, the FHLB redeemed approximately $535,000 of our investment, at par value, on July 15, 2010 and announced on July 29, 2010 that an additional amount would be repurchased by the FHLB on August 17, 2010.

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

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past four consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment on May 18, 2010 related to the first quarter 2010.  Subsequent to June 30, 2010, the FHLB announced a dividend for the second quarter of 2010 and paid the dividend on July 30, 2010.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of June 30, 2010 and ultimate recoverability of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Average interest-bearing liabilities	$2,836,414	$2,173,910	$2,763,523	$2,203,984
Interest expense	7,952	9,838	16,525	21,288
Average rate	1.12%	1.82%	1.21%	1.95%

The average balance of interest-bearing liabilities increased in the second quarter of 2010 compared to the second quarter of 2009.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits.  Overall, we experienced a 70 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended June 30, 2010 grew 39.3% from the same period in 2009.

•                  Interest-bearing deposits grew 37.0% to $2.5 billion at June 30, 2010 from the period end balance at June 30, 2009, resulting largely from a $912.5 million, or 35.8%, increase related to the CBT acquisition.  Excluding the acquisition, interest-bearing deposits decreased by $224.3 million resulting largely from the anticipated run-off of time deposits.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2010 increased 22 basis points from the comparable period in 2009, which contributed to an increase of $1.1 million in interest expense for the second quarter of 2010.  The increase was also volume driven as the average balance increased $403.7 million to $1.0 billion at June 30, 2010 compared the same quarter in 2009.

•                  Average certificates and other time deposits increased 26.6%, up $274.6 million from the average balance in the second quarter of 2009.  Interest expense on certificates and other time deposits decreased $2.3 million mainly as a result of  a 127 basis point decrease in the interest rate for the three months ended June 30, 2010 as compared to the same period in 2009.

•                  Other borrowings decreased 58.1%, down $86.9 million from the average balance in the second quarter of 2009.  We repaid the entire balance of FHLB advances near the end of the first quarter of 2010.

•                  A decline in interest rates contributed significantly to a $1.9 million, or 19.2%, reduction in interest expense on average interest-bearing liabilities for the three months ended June 30, 2010 from the comparable period in 2009.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $148.9 million, or 46.4%, to $470.0 million in the second quarter of 2010 compared to $321.0 million at June 30, 2009.  From the fourth quarter of 2009, average noninterest-bearing deposits grew $123.4 million, or 35.6%.  Excluding deposits acquired in the CBT acquisition, period end noninterest-bearing deposits increased $47.3 million, or 14.7%, from the balance at June 30, 2009.

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

The following table presents a summary of the changes in the ALLL on non-covered loans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$41,397	$32,094	$37,488	$31,525
Loans charged-off	(8,173)	(4,525)	(25,543)	(9,518)
Recoveries	434	341	935	860
Net charge-offs	(7,739)	(4,184)	(24,608)	(8,658)
Provision for loan losses	12,509	4,521	33,287	9,564
Balance at end of period	$46,167	$32,431	$46,167	$32,431

Total non-covered loans:
At period end	$2,227,442	$2,236,162	$2,227,442	$2,236,162
Average	2,198,417	2,268,292	2,191,840	2,287,699
As a percentage of average non-covered loans (annualized):
Net charge-offs	1.41%	0.74%	2.26%	0.76%
Provision for loan losses	2.28%	0.80%	3.06%	0.84%
Allowance for loan losses as a percentage of period end non-covered loans	2.07%	1.45%	2.07%	1.45%
Allowance for loan losses as a percentage of period end non-performing non-covered loans (“NPLs”)	60.83%	108.33%	60.83%	108.33%

The provision for loan losses as a percent of average non-covered loans reflects an increase due to an increase in our nonperforming assets and an increase in net charge-offs during the second quarter of 2010 compared to the same quarter in 2009.  Fifty-one percent of the charge-off amount for the second quarter of 2010 is comprised of 10 loans ranging from approximately $155,000 to $1,843,000.  Of the total net charge-offs during the quarter, 44.4% or $3.4 million were construction and land development loans, 11.7% or $907,000 were commercial owner-occupied loans, 17.1% or $1.3 million were consumer owner-occupied loans (including home equity loans), 6.7% or $522,000 were commercial and industrial loans, 5.1% or $396,000 were commercial non-owner occupied loans, and 10.1% or $780,000 were other income producing property loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast in 2010.  With the rise in nonperforming loans during the quarter, the ratio of the allowance to cover these loans decreased from 108% at June 30, 2009 to 61% at June 30, 2010.

We increased the ALLL compared to the second quarter of 2009 due to the increase in risk within the overall loan portfolio.  On a general basis, we consider three-year historical loss rates, economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and/or adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three-year historical loss rate on an overall basis increased from June 30, 2009 due to the increase in loan losses we experienced in the second quarter of 2010 when compared to the removal of much lower historical losses three years ago.  This resulted in an increase of 30 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the first quarter of 2010, the increase was 7 basis points.

Economic risk increased during the second quarter of 2010 as compared to 2009 due to rise in unemployment, rise in foreclosures, and the decline in home sales within our markets by 4 basis points.  There was an improvement during the second quarter of 2010 in home sales, and therefore, this factor was reduced by 1 basis point from the level at the end of the first quarter.  The other two factors remained level with the first quarter.

Model risk declined 2 basis points compared to the second quarter of 2009, and one basis point from the first quarter of 2010.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for two and a half years and we believe adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has decreased during the second quarter of 2010, due primarily to the approximate decline in 30-89 days past due loans of 50%, the level of classified assets remaining constant, exposure outside of the depository footprint being limited with Silverton Bank, N.A. loans reviewed specifically, lower exposure to certain loan concentrations and supervisory loan to value exceptions given the increase in capital during the first half of 2010.  This resulted in a decrease of 7 basis points of overall operational risk.  Compared to the second quarter of 2009, operational risk has increased by 6 basis points.

On a specific reserve basis, the allowance for loan losses increased by approximately $3.7 million from December 31, 2009.  This is the result of a much larger increase in loan balances being evaluated for specific reserves during the quarter, which grew from $34.7 million to $54.7 million at June 30, 2010.

In terms of the conditions and how the allowance has changed since December 31, 2009, we continue to build the allowance for loan losses by increasing the provision for loan losses due to more loans being identified and evaluated for specific reserves, the continued higher level of net charge offs, the continued high unemployment rates, weakened real estate markets, and overall recessionary pressures within our markets.  Offsetting these increases are favorable home sales statistics, favorable decline in 30-89 past due statistics, reduced supervisory loan to value exceptions and reduced loan concentrations.

During the six months ended June 30, 2010, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with nonperforming assets covered under FDIC loss share agreements.  The table below summarizes our NPAs.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009

Nonaccrual loans (1)	$75,313	$53,730	$49,492	$36,605	$29,379
Accruing loans past due 90 days or more	582	107	241	585	559
Total nonperforming loans	75,895	53,837	49,733	37,190	29,938
Other real estate owned (“OREO”) (2)	9,803	9,319	3,102	4,189	9,165
Other nonperforming assets (3)	159	19	31	13	—
Restructured loans	—	—	—	1,974	1,951
Total nonperforming assets excluding covered assets	85,857	63,175	52,866	43,366	41,054
Covered OREO	31,750	32,076	—	—	—
Other covered nonperforming assets	34	—	—	—	—
Total nonperforming assets including covered assets	$117,641	$95,251	$52,866	$43,366	$41,054

Excluding Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.84%	2.89%	2.40%	1.96%	1.83%
Total NPAs as a percentage of total assets	2.37%	1.72%	1.96%	1.56%	1.46%
Total NPLs as a percentage of total loans (4)	3.41%	2.47%	2.26%	1.68%	1.34%

Including Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	4.38%	3.59%	2.40%	1.96%	1.83%
Total NPAs as a percentage of total assets	3.25%	2.60%	1.96%	1.56%	1.46%
Total NPLs as a percentage of total loans (4)	2.87%	2.06%	2.26%	1.68%	1.34%

(1) Covered loans that were impaired at the date of the CBT acquisition are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30.  Excludes the contractual outstanding balance of covered loans that are contractually past due totaling $246.1 million as of June 30, 2010, excludes valuation discount.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the loans covered by loss share agreements, total nonaccrual loans were $75.9 million, or 3.41% of total loans, an increase of $45.9 million, or 153.5%, from June 30, 2009. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans of $41.0 million and an increase in consumer nonaccrual loans of $4.9 million.  Excluding covered properties, OREO increased $638,000 from June 30, 2009.

Nonaccrual non-covered loans increased by approximately $22.1 million during the second quarter of 2010 from the level at March 31, 2010, which was primarily driven by nine relationships (10 loans) totaling $18.4 million.  Two of these relationships originated in 2005; three in 2006; three in 2007; and one in February 2008 and collateral are comprised primarily of commercial and residential real estate on the coast of South Carolina.  The Company currently holds specific reserves totaling $3.8 million on nine loans and one of the loans fully paid off in July of 2010.  Six of the loans have appraisals from 2010 and three from 2009.

At June 30, 2010, non-covered OREO increased by $6.7 million from December 31, 2009.  At June 30, 2010, non-covered OREO consisted of 52 properties with an average value of $189,000 up from $124,000 at December 31, 2009, when we had 25 properties.  We added 27 properties into non-covered OREO during the second quarter of 2010 at $2.9 million and sold 10 properties with a basis of $1.6 million.  We recorded a net loss of $77,000 for the quarter.  Our OREO balance of $9.8 million, at June 30, 2010, is comprised of 36% in the Low Country region, 26% in the Georgetown/Myrtle Beach region, 11% in the Beaufort (Hilton Head) region, 7% in the Midlands (Columbia) region and 7% in the Upstate (Greenville) region.

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

Silverton Bank Loan Participations

On Friday, May 1, 2009, Silverton Bank, N.A. (“Silverton”), in Atlanta, Georgia was closed by the Office of the Comptroller of the Currency (“OCC”) and subsequently the FDIC was named receiver.  We had four loan participations acquired in bank acquisitions.  The original loan balance of these loan participations totaled $6.4 million.  At December 31, 2009, these assets (two nonaccrual loans and two OREO properties) had a recorded balance of $872,000, or 14% of the original loan balance.

During 2010, we received payments of $703,000 for the assets which were classified as OREO.  These payments have resulted in the company recognizing a $623,000 gain on sale of one property which had a basis of $61,000, at the date sold.  The other property has a remaining carrying value of $181,000 and represents approximately 18% of the original loan balance.  Two loans remain on nonaccrual status and have a carrying value of $613,000 or 20% of the original loan balance at June 30, 2010.

We have no other exposure to the Silverton closure other than these already reflected on our balance sheet at June 30, 2010.

Potential Problem Loans

Potential problem loans (excluding covered loans), which are not included in nonperforming loans, amounted to approximately $19.8 million, or 0.89%, of total non-covered loans outstanding at June 30, 2010, compared to $20.0 million, or 0.89%, of total non-covered loans outstanding at June 30, 2009.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Gain on acquisition	$—	$—	$98,081	$—
Service charges on deposit accounts	5,582	3,819	10,105	7,404
Bankcard services income	2,348	1,290	4,147	2,472
Mortgage banking income	1,660	2,134	2,842	3,395
Trust and investment services income	1,187	671	1,971	1,362
Total other-than-temporary impairment losses	(675)	(2,482)	(6,261)	(2,482)
Portion of impairment losses recognized in other comprehensive loss	—	1,938	—	1,938
Net impairment losses recognized in earnings	(675)	(544)	(6,261)	(544)
Other	1,319	391	2,495	803
Total noninterest income	$11,421	$7,761	$113,380	$14,892

Noninterest income increased 47.2% in the second quarter of 2010 as compared to the same period in 2009.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Service charges on deposit accounts increased 46.2%, driven largely by $1.6 million in additional NSF fees from the CBT division in Northeast Georgia.  Legacy SCBT service charges on deposit accounts increased 6.3%, or $241,000.  Service charges on deposit accounts could be negatively affected by changes in Regulation E which go into effect during the third quarter of 2010.

•                  Bankcard services income increased 82.0%, largely driven by additional debit card and surcharge ATM income of $654,000 from the CBT division.  Legacy SCBT bankcard services income increased 25.6%, or $331,000.

•                  Trust and investment services income increased 76.9%, mostly driven by a $358,000 increase in investment services fees generated from legacy SCBT.

•                  Net impairment losses recognized in earnings were lower during the second quarter of 2010 compared to the same quarter in 2009.  We recorded $675,000 of OTTI primarily on six pooled trust preferred securities for the three months ended June 30, 2010 (additional detailed discussion of OTTI can be found in Note 5 — Investment Securities).

•                  Other noninterest income increased 237.3%, primarily driven by the addition of $928,000 in other noninterest income contributed by CBT, including accretion related to the FDIC indemnification asset of $567,000, increase in commissions from Harland of $76,000, increase in wire fees of $38,000, and safe deposit box rental of $28,000.

Noninterest income increased during the six months ended June 30, 2010 as compared to the same period in 2009.  The increase reflected the $98.1 million, or after-tax $62.5 million, gain on acquisition of CBT on January 29, 2010.  Not including the gain on acquisition, noninterest income increased 2.7% during the six months ended June 30, 2010 as compared to the same period in 2009.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Salaries and employee benefits	$15,656	$9,517	$29,747	$20,036
Federal Home Loan Bank advances prepayment fee	—	—	3,189	—
Net occupancy expense	1,937	1,559	4,280	3,142
Furniture and equipment expense	1,907	1,499	3,573	3,059
Information services expense	2,157	1,286	4,528	2,728
FDIC assessment and other regulatory charges	1,228	2,333	2,550	3,517
OREO expense and loan related	825	1,367	555	2,041
Advertising and marketing	1,027	571	1,615	1,221
Business development and staff related	795	449	1,602	890
Professional fees	616	443	1,173	759
Amortization of intangibles	432	132	781	263
Merger-related expense	964	—	4,872	—
Other	1,833	1,882	3,830	3,569
Total noninterest expense	$29,377	$21,038	$62,295	$41,225

Noninterest expense increased 39.6% in the second quarter of 2010 as compared to the same period in 2009.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 64.5%, driven mainly by $3.5 million contributed by CBT.  Excluding CBT, salaries and employee benefits expense increased 27.3% resulting from phasing in employee incentive compensation, the 401(k) match reinstated at a 50% match of contributions up to 4% of salary, the pension plan curtailment gain recorded in 2009 and general salary increases.

•                  Information services expense increased 67.7%, driven by adding the expense from CBT which contributed $666,000 for the period.  Excluding CBT, information services expense increased 15.9%.

•                  FDIC assessment and other regulatory charges decreased 47.4%, driven by lower FDIC assessments during the quarter as a result of a special assessment in 2009.

•                  OREO expense and loan related expense decreased 39.7%, mostly driven by a lower net loss on property sold in legacy SCBT during the quarter.

•                  Merger-related expense was $964,000 as a result of the CBT transaction and consisted of direct and incremental costs related to the closing and related integration activities.

Noninterest expense increased 51.1% during the six months ended June 30, 2010 as compared to the same period in 2009.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 48.5%, driven mainly by $5.8 million contributed by CBT.  Excluding CBT, salaries and employee benefits expense increased 19.7% resulting from phasing in employee incentive compensation, the 401(k) match reinstated at a 50% match of contributions up to 4% of salary, the pension plan curtailment gain recorded in 2009 and general salary increases.

•                  Federal Home Loan Bank advances prepayment fee was incurred, driven by the decision to completely pay off legacy SCBT’s FHLB advances.  Paying off the FHLB advances has allowed us to lower our cost of funds.

•                  Net occupancy expense increased 36.2%, driven by adding the expense from CBT which contributed $1.1 million for the period.  Excluding CBT, net occupancy expense would have slightly decreased.

•                  Information services expense increased 66.0%, driven by adding the expense from CBT which contributed $798,000 for the period.  Excluding CBT, information services expense would have decreased 12.3%.

•                  FDIC assessment and other regulatory charges decreased 27.5%, driven by lower FDIC assessments as a result of the special assessment in 2009.

•                  OREO expense and loan related expense decreased 72.8%, mostly driven by a gain on a property sold in legacy SCBT during the first quarter of 2010 and lower losses during the second quarter of 2010 as compared to the comparable period in 2009.  Despite the gain in the first quarter and lower OREO expense in the second quarter, we believe that our OREO expense could continue to remain elevated and could rise as problem loans are foreclosed on and we dispose of these assets during the second half of 2010.

•                  Business development and staff related expense increased 80.0%, driven largely by higher recruitment costs related to hiring new employees at legacy SCBT.

•                  Professional fees increased 54.6%, driven by higher audit and accounting fees, legal, and consulting fees.

Income Tax Expense

Our effective income tax rate increased to 36.2% for the six months ended June 30, 2010, as compared to 34.5% for the comparable period of 2009.  The higher effective tax rate in 2010 reflects an increase related to the allocation of income to the state of Georgia, which has a higher tax rate than South Carolina and a decrease in tax free income as a percentage of pre-tax income.

Our effective income tax rate decreased to 17.3% for the quarter ended June 30, 2010 compared to 34.5% for the quarter ended June 30, 2009 due to lower pre-tax income for the quarter and because of a greater proportion of tax exempt income which lowered the effective rate.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends, and during 2009 raising additional common equity in the capital markets.  As of June 30, 2010, shareholders’ equity was $334.6 million, an increase of $51.8 million, or 18.3%, from $282.8 million at December 31, 2009.  The increase in shareholders’ equity largely resulted from the after-tax gain on acquisition of $62.5 million during the first quarter of 2010.  Shareholders’ equity increased $54.9 million, or 19.6%, from $279.8 million at June 30, 2009.  The increase reflects the gain on acquisition.  Our equity-to-assets ratio decreased to 9.25% at June 30, 2010 from 9.97% at the end of the comparable period of 2009.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Board of Governors of the Federal Reserve System, which are substantially similar to those of the OCC, Tier 1 risk-based capital must be at least 4% of risk-weighted assets, while total risk-based capital must be at least 8% of risk-weighted assets.

In conjunction with the risk-based capital ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy. The minimum Tier 1 leverage ratio required for banks is between 3% and 5%, depending on the institution’s composite rating as determined by its regulators.

The Company’s capital adequacy ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
Capital Adequacy Ratios	2010	2009	2009

Tier 1 risk-based capital	13.50%	12.47%	12.01%
Total risk-based capital	15.42%	14.42%	13.93%
Tier 1 leverage	8.43%	9.89%	9.63%

Compared to December 31, 2009, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to the impact of the gain related to the FDIC-assisted acquisition of CBT.  Our Tier 1 leverage ratio decreased primarily because of the significant increase in average assets from the CBT acquisition during the quarter.  This was consistent with what management expected given the acquisition.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

On January 29, 2010, we acquired CBT in an FDIC-assisted deal which provided approximately $312.2 million in cash and cash equivalents at January 29, 2010.  Deposits in the amount of $1.0 billion were also assumed. Of this amount, $96.0 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $912.5 million of total deposits, or 90.5%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $200 million in run-off of time deposit account balances between the acquisition date and June 30, 2010.  Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

The FDIC-assisted acquisition of CBT was the largest factor that contributed to the increase in our liquidity position at June 30, 2010 from our position at June 30, 2009.  On January 29, 2010, we acquired $80.6 million in cash and cash equivalents, excluding cash paid by the FDIC to consummate the acquisition, as well as $105.6 million of investment securities.  Total cash received and due from the FDIC was $231.6 million which included $73.6 million paid to our bank to compensate for the liabilities assumed in excess of assets acquired and the $158.0 million asset discount bid.  We received $225.7 million in cash from the FDIC on February 1, 2010 and recorded a $5.9 million receivable due from the FDIC which will be a part of the final settlement with the FDIC. We have not sold any of the acquired investment securities subsequent to the acquisition date; however, one government-sponsored enterprise debt security of $1.0 million was called on February 19, 2010 at par. The remaining securities provide periodic cash flows in the form of principal and interest payments.

Net of the acquisition, our legacy SCBT loan portfolio declined by approximately $8.7 million, or about 0.4%.  We also increased our liquidity position in May 2009 with the sale of 1,356,500 shares of our common stock in a public offering, resulting in net proceeds of $29.2 million.  Total cash and cash equivalents was $187.0 million at June 30, 2010 as compared to $104.9 million at December 31, 2009 and $157.1 million at June 30, 2009.

At June 30, 2010, we had no brokered deposits, a reduction from $10.0 million at June 30, 2009.  Total deposits increased 38.1% to $3.0 billion resulting from the CBT acquisition; however, excluding CBT, total deposits declined $177.0 million, or 8.1%.  Excluding CBT, we increased our noninterest-bearing deposit balance by $47.3 million, or 14.7%, at June 30, 2010 as compared to the balance at June 30, 2009.  Federal funds purchased and securities sold under agreements to repurchase decreased $10.4 million, or 5.5%, from the balance at June 30, 2009; however, increased $14.5 million, or 10.3%, from the balance at December 31, 2009.  Other borrowings declined by $81.9 million, or 56.7%, from June 30, 2009 due to the repayment of all FHLB borrowings.  During the first quarter of 2010, we repaid the FHLB $162.8 million which includes FHLB advances acquired in the FDIC-assisted acquisition of CBT.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.

Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our bank’s federal funds sold position, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity.  At June 30, 2010, our bank had total federal funds credit lines of $335.0 million with no outstanding advances.  If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2010, our bank had $53.4 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2010, our bank had a total FHLB credit facility of $184.3 million with total outstanding letters of credit consuming $21.7 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2010, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $86.6 million at June 30, 2010. Based on these criteria, we had two such credit concentrations in our legacy SCBT portfolio at June 30, 2010, including $273.0 million of loans to borrowers engaged in other activities related to real estate and $95.0 million of loans to religious organizations.  We were unable to include the CBT loan portfolio as a result of limitations in the loan data of the acquired institution’s loan system.

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

•                  Noninterest income risk resulting from the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions; and

•                  Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2010 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2010:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	3,782	*	$39.97	—	147,872
May 1 - May 31	—		—	—	147,872
June 1 - June 30	—		—	—	147,872

Total	3,782			—	147,872

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: August 6, 2010	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 6, 2010	/s/ Donald E. Pickett
Donald E. Pickett
Executive Vice President and
Chief Financial Officer

Date: August 6, 2010	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer