Form 10-Q
period 2010-09-30
SCBT FINANCIAL CORP
filed 2010-11-09
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2010
Common Stock, $2.50 par value	12,785,554

SCBT Financial Corporation and Subsidiary

September 30, 2010 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$77,047	$80,523	$56,400
Interest-bearing deposits with banks	178	174	174
Federal funds sold and securities purchased under agreements to resell	90,800	24,211	118,791
Money market mutual funds	5,165	—	50
Total cash and cash equivalents	173,190	104,908	175,415
Investment securities:
Securities held to maturity (fair value of $21,058, $21,901 and $22,029, respectively)	19,941	21,538	21,540
Securities available for sale, at fair value	227,137	173,303	175,272
Other investments	21,116	16,271	15,416
Total investment securities	268,194	211,112	212,228
Loans held for sale	49,586	17,563	20,077
Loans:
Covered under FDIC loss share agreements	369,272	—	—
Not covered under FDIC loss share agreements	2,258,353	2,203,238	2,209,403
Less allowance for loan losses	(46,657)	(37,488)	(34,297)
Loans, net	2,580,968	2,165,750	2,175,106
FDIC receivable for loss share agreements	267,486	—	—
Other real estate owned (covered of $47,365, $0, and $0, respectively; and non-covered of $15,657, $3,102, and $4,189)	63,022	3,102	4,189
Premises and equipment, net	86,396	71,829	72,523
Goodwill and other intangibles	73,037	65,695	65,827
Other assets	50,985	62,229	51,319
Total assets	$3,612,864	$2,702,188	$2,776,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$472,753	$346,248	$335,565
Interest-bearing	2,547,393	1,758,391	1,791,554
Total deposits	3,020,146	2,104,639	2,127,119
Federal funds purchased and securities sold under agreements to repurchase	163,905	162,515	211,606
Other borrowings	62,183	143,624	144,048
Other liabilities	31,435	8,591	12,128
Total liabilities	3,277,669	2,419,369	2,494,901
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 12,779,463, 12,739,533 and 12,712,476 shares issued and outstanding	31,949	31,849	31,781
Surplus	197,885	196,437	195,660
Retained earnings	104,730	59,915	60,561
Accumulated other comprehensive income (loss)	631	(5,382)	(6,219)
Total shareholders’ equity	335,195	282,819	281,783
Total liabilities and shareholders’ equity	$3,612,864	$2,702,188	$2,776,684

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$36,233	$32,598	$106,400	$99,688
Investment securities:
Taxable	2,526	1,991	7,780	6,505
Tax-exempt	243	243	672	709
Federal funds sold and securities purchased under agreements to resell	247	188	713	423
Total interest income	39,249	35,020	115,565	107,325
Interest expense:
Deposits	7,374	7,070	21,507	24,999
Federal funds purchased and securities sold under agreements to repurchase	226	138	574	381
Other borrowings	638	1,431	2,682	4,547
Total interest expense	8,238	8,639	24,763	29,927
Net interest income	31,011	26,381	90,802	77,398
Provision for loan losses	10,328	6,990	43,615	16,554
Net interest income after provision for loan losses	20,683	19,391	47,187	60,844
Noninterest income:
Gain on acquisition	—	—	98,081	—
Service charges on deposit accounts	5,683	4,089	15,788	11,493
Bankcard services income	2,397	1,278	6,617	3,750
Mortgage banking income	2,600	1,451	5,429	4,846
Trust and investment services income	1,199	588	3,170	1,950
Securities gains	—	82	—	82
Total other-than-temporary impairment losses	(479)	(5,252)	(6,740)	(7,734)
Portion of impairment losses recognized in other comprehensive loss	—	3,048	—	4,986
Net impairment losses recognized in earnings	(479)	(2,204)	(6,740)	(2,748)
Other	1,096	307	3,531	1,110
Total noninterest income	12,496	5,591	125,876	20,483
Noninterest expense:
Salaries and employee benefits	15,940	10,649	45,687	30,685
Federal Home Loan Bank advances prepayment fee	—	—	3,189	—
Net occupancy expense	2,046	1,582	6,326	4,724
Furniture and equipment expense	1,963	1,507	5,537	4,566
Information services expense	2,157	1,381	6,684	4,109
FDIC assessment and other regulatory charges	1,354	956	3,904	4,473
OREO expense and loan related	1,861	2,497	2,416	4,538
Advertising and marketing	614	579	2,229	1,800
Professional fees	495	276	1,668	1,035
Amortization of intangibles	432	131	1,212	394
Merger-related expense	566	—	5,438	—
Other	3,170	2,239	8,604	6,698
Total noninterest expense	30,598	21,797	92,894	63,022
Earnings:
Income before provision for income taxes	2,581	3,185	80,169	18,305
Provision for income taxes	794	1,014	28,846	6,229
Net income	1,787	2,171	51,323	12,076
Preferred stock dividends	—	—	—	1,115
Accretion on preferred stock discount	—	—	—	3,559
Net income available to common shareholders	$1,787	$2,171	$51,323	$7,402
Earnings per common share:
Basic	$0.14	$0.17	$4.07	$0.62
Diluted	$0.14	$0.17	$4.04	$0.62
Dividends per common share	$0.17	$0.17	$0.51	$0.51
Weighted-average common shares outstanding:
Basic	12,620	12,547	12,609	11,874
Diluted	12,711	12,605	12,715	11,922

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	12,076	—	12,076
Change in pension liability for plan curtailment, net of tax	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	4,940	4,940
Noncredit portion of other-than-temporary impairment losses, net of tax	—	—	—	—	—	—	(3,091)	(3,091)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(166)	(166)
Total comprehensive income								15,042
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.51 per share	—	—	—	—	—	(6,012)	—	(6,012)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Stock options exercised	—	—	9,702	24	123	—	—	147
Employee stock purchases	—	—	17,515	44	276	—	—	320
Restricted stock awards	—	—	89,402	224	(224)	—	—	—
Common stock repurchased	—	—	(11,246)	(29)	(296)	—	—	(325)
Share-based compensation expense	—	—	—	—	1,096	—	—	1,096
Common stock issued in public offering	—	—	1,356,500	3,391	25,858	—	—	29,249
Balance, September 30, 2009	—	$—	12,712,476	$31,781	$195,660	$60,561	$(6,219)	$281,783

Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	51,323	—	51,323
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	6,742	6,742
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(729)	(729)
Total comprehensive income								57,336
Cash dividends declared at $.51 per share	—	—	—	—	—	(6,508)	—	(6,508)
Employee stock purchases	—	—	10,097	25	278	—	—	303
Stock options exercised	—	—	12,587	32	208	—	—	240
Restricted stock awards	—	—	22,698	57	(57)	—	—	—
Common stock repurchased	—	—	(5,452)	(14)	(184)	—	—	(198)
Share-based compensation expense	—	—	—	—	1,203	—	—	1,203
Balance, September 30, 2010	—	$—	12,779,463	$31,949	$197,885	$104,730	$631	$335,195

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$51,323	$12,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,769	5,091
Provision for loan losses	43,615	16,554
Other-than-temporary impairment on securities	6,740	2,748
Gain on sale of securities	—	(82)
Gain on acquisition	(98,081)	—
Share-based compensation expense	1,203	1,096
Loss on disposal of premises and equipment	36	103
Federal Home Loan Bank advances prepayment fee	3,189	—
Accretion on FDIC indemnification asset	(1,448)	—
Net amortization (accretion) of investment securities	590	(117)
Net change in loans held for sale	(32,023)	(4,335)
Net change in accrued income taxes	25,742	1,488
Net change in miscellaneous assets and liabilities	(13,872)	(1,321)
Net cash provided by (used in) operating activities	(6,217)	33,301
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	2,410
Proceeds from maturities and calls of investment securities held to maturity	1,595	2,685
Proceeds from maturities and calls of investment securities available for sale	92,176	52,043
Proceeds from sales of other investment securities	1,113	451
Purchases of investment securities available for sale	(43,143)	(46,068)
Purchases of other investment securities	—	(1,088)
Net decrease in customer loans	2,255	92,891
Net cash received from acquisition	306,298	—
Purchases of premises and equipment	(20,876)	(5,358)
Proceeds from sale of premises and equipment	45	2
Net cash provided by investing activities	339,463	97,968
Cash flows from financing activities:
Net decrease in deposits	(92,998)	(26,155)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	224	18,119
Repayment of FHLB advances, including prepayment fee	(166,027)	(18,000)
Issuance of preferred stock and warrants, net of issuance costs	—	64,632
Repurchase of preferred stock and warrants	—	(66,179)
Common stock issuance	303	29,569
Common stock repurchased	(198)	(325)
Dividends paid on preferred stock	—	(1,115)
Dividends paid on common stock	(6,508)	(6,012)
Stock options exercised	240	147
Net cash used in financing activities	(264,964)	(5,319)
Net increase in cash and cash equivalents	68,282	125,950
Cash and cash equivalents at beginning of period	104,908	49,465
Cash and cash equivalents at end of period	$173,190	$175,415

Supplemental Disclosures:
Cash paid for:
Interest	$29,835	$32,303
Income taxes	$6,324	$5,455

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (the “FDIC”).  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow.  In accordance with FASB ASC Topic 310-30, the Company aggregated loans that have common risk characteristics into pools within the following loan categories:  commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay.

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

Note 2 — Summary of Significant Accounting Policies (continued)

Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the view of the staff of the Securities and Exchange Commission (“SEC”) regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase.  Regarding the accounting for such loan receivables, that in the absence of further standard setting, the AICPA understands that the SEC staff would not object to an accounting policy based on contractual cash flows (FASB ASC Topic 310-20 approach) or an accounting policy based on expected cash flows (FASB ASC Topic 310-30 approach). Management believes the approach using expected cash flows is a more appropriate option to follow in accounting for the fair value discount.

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial investment in the loans should be accreted into interest income on a level-yield basis over the life of the loan.  Decreases in cash flows expected to be collected should be recognized as impairment through the provision for loan losses.  The FDIC indemnification asset will be adjusted in a similar, consistent manner with increases and decreases in expected cash flows.

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

The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreement certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company.  The estimates of reimbursements are netted against these covered expenses in the income statement.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to FASB ASC 820-10, Fair Value Measurements. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and earnings per share (“EPS”). The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

In February 2010, the FASB issued ASU 2010-09 amending its guidance in FASB ASC 855-10, Subsequent Events, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  This change alleviates potential conflicts with current SEC guidance.

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

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A Agreement.  However, the Bank had the option to purchase the real estate, furniture and equipment from the FDIC.  The term of this option expired on April 29, 2010, 90 days from the date of the acquisition.  On April 28, 2010, the Bank notified the FDIC that it planned to acquire seven bank facilities with an appraised value of approximately $10.9 million.  In addition, the Bank notified the FDIC that it plans to purchase approximately $700,000 of furniture or equipment related to 27 locations being retained by the Bank.  Subsequent to September 30, 2010, the Bank settled the purchase of the assets above and settled other items that related to the January 29, 2010 acquisition, with a net payment to the FDIC of $3.9 million on October 27, 2010.  There was no income statement or equity impact of this settlement on the financial statements of the Bank.   These 27 banking facilities include both leased and owned locations.  In late May and early June of 2010, the Bank closed 10 bank branches, 1 trust office, and converted the operating system of the acquired Georgia franchise.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations.  Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.  During the third quarter of 2010, the Company continued to gather information regarding the initial fair value estimates of assets and liabilities acquired, but have identified no material adjustments as of September 30, 2010.  The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company.  Disclosure of pro forma financial information is also made more difficult by the troubled nature of CBT prior to the date of the combination.  The Company has omitted pro forma information related to the CBT acquisition because of the pervasive federal assistance in the transaction.

As of September 30, 2010, noninterest income includes a pre-tax gain of $98.1 million which resulted from the acquisition of CBT.  The amount of the gain is equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed.  The Company recognized $566,000 and $5.4 million in merger-related expense during the three months and nine months ended September 30, 2010, respectively.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of January 29, 2010, as recorded by CBT on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by CBT	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$80,615	$(12)	$80,603	$—		$80,603
Investment securities	116,270	(10,046)	106,224	(613)	(a)	105,611
Loans	828,223	(56,725)	771,498	(312,033)	(b)	459,465
Premises and equipment	24,063	(24,015)	48	—		48
Intangible assets	—	—	—	8,535	(c)	8,535
FDIC receivable for loss sharing agreement	—	—	—	276,789	(d)	276,789
Other real estate owned and repossessed assets	46,271	4,852	51,123	(25,194)	(e)	25,929
Other assets	26,414	(18,541)	7,873	—		7,873
Total assets	$1,121,856	$(104,487)	$1,017,369	$(52,516)		$964,853

Liabilities
Deposits:
Noninterest-bearing	$107,617	$(11,602)	$96,015	$—		$96,015
Interest-bearing	907,288	311	907,599	4,892	(f)	912,491
Total deposits	1,014,905	(11,291)	1,003,614	4,892		1,008,506
Other borrowings	80,250	—	80,250	2,316	(g)	82,566
Other liabilities	10,748	(3,614)	7,134	194	(h)	7,328
Total liabilities	1,105,903	(14,905)	1,090,998	7,402		1,098,400
Net assets acquired over liablities assumed	$15,953	$(89,582)	$(73,629)	$(59,918)		$(133,547)
Excess of assets acquired over liabilities assumed	$15,953	$(89,582)	$(73,629)
Aggregate fair value adjustments				$(59,918)

Cash received from the FDIC						$225,695
Cash due from FDIC						5,933
Total cash received and due from the FDIC						231,628
Pre-tax gain on acquisition						$98,081

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

(e)—Adjustment reflects the fair value adjustments to OREO based on the Company’s evaluation of the acquired OREO portfolio.

(f)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(g)—Adjustment reflects the prepayment penalty paid when Federal Home Loan Bank (“FHLB”) advances were completely paid off in early February 2010.

(h)—Adjustment reflects the fair value of leases assumed.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010:
State and municipal obligations	$19,941	$1,117	$—	$21,058

December 31, 2009:
State and municipal obligations	$21,538	$391	$(28)	$21,901

September 30, 2009:
State and municipal obligations	$21,540	$513	$(24)	$22,029

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010:
Government-sponsored enterprises debt *	$94,971	$2,042	$(8)	$97,005
State and municipal obligations	38,672	2,382	(155)	40,899
Mortgage-backed securities **	79,125	4,349	(23)	83,451
Trust preferred (collateralized debt obligations)	5,360	237	(154)	5,443
Corporate stocks	285	88	(34)	339
	$218,413	$9,098	$(374)	$227,137
December 31, 2009:
Government-sponsored enterprises debt *	$36,785	$166	$(336)	$36,615
State and municipal obligations	26,727	489	(411)	26,805
Mortgage-backed securities **	99,192	4,182	(106)	103,268
Trust preferred (collateralized debt obligations)	12,042	—	(5,792)	6,250
Corporate stocks	285	80	—	365
	$175,031	$4,917	$(6,645)	$173,303
September 30, 2009:
Government-sponsored enterprises debt *	$37,671	$301	$(38)	$37,934
State and municipal obligations	23,593	557	(380)	23,770
Mortgage-backed securities **	100,222	5,006	—	105,228
Trust preferred (collateralized debt obligations)	14,259	—	(6,305)	7,954
Corporate stocks	369	75	(58)	386
	$176,114	$5,939	$(6,781)	$175,272

* - Government-sponsored enterprises holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored enterprises; there are no private-label holdings.

Note 5 — Investment Securities (continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,797	—	—	13,797
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$21,116	$—	$—	$21,116
December 31, 2009:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$16,271	$—	$—	$16,271

September 30, 2009:
Federal Reserve Bank stock	$5,132	$—	$—	$5,132
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$15,416	$—	$—	$15,416

The Company has determined that the investment in Federal Reserve Bank stock and FHLB stock is not other than temporarily impaired as of September 30, 2010 and ultimate recoverability of the par value of these investments is probable.  See Item 2 in MD&A under “Other Investments.”

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$339	$345	$2,041	$2,059
Due after one year through five years	260	262	38,784	39,340
Due after five years through ten years	3,321	3,470	42,527	44,060
Due after ten years	16,021	16,981	135,061	141,678
	$19,941	$21,058	$218,413	$227,137

Note 5 — Investment Securities (continued)

Information pertaining to the Company’s securities available for sale with gross unrealized losses at September 30, 2010, December 31, 2009 and September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2010:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$8	$6,392	$—	$—
State and municipal obligations	1	321	154	2,422
Mortgage-backed securities	23	1,685	—	—
Trust preferred (collateralized debt obligations)	—	—	154	2,416
Corporate stocks	34	134	—	—
	$66	$8,532	$308	$4,838

December 31, 2009:
Securities Held to Maturity
State and municipal obligations	$28	$4,308	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$336	$21,117	$—	$—
State and municipal obligations	13	3,281	398	4,400
Mortgage-backed securities	106	9,388	—	—
Trust preferred (collateralized debt obligations)	—	—	5,792	6,250
	$455	$33,786	$6,190	$10,650

September 30, 2009:
Securities Held to Maturity
State and municipal obligations	$24	$1,793	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$38	$8,095	$—	$—
State and municipal obligations	380	5,280	—	—
Mortgage-backed securities	—	—	—	—
Trust preferred (collateralized debt obligations)	450	2,274	5,855	5,680
Corporate stocks	—	—	58	194
	$868	$15,649	$5,913	$5,874

Note 5 — Investment Securities (continued)

The following table presents a roll forward of recognized charges to earnings on certain trust preferred securities for the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2010	2010
Balance at beginning of period	$11,083	$4,922
Additional fair market value losses on debt securities for which other-than-temporary impairment was previously recognized
PreTSL IX B-3	26	1,284
PreTSL X B-1	—	1,550
PreTSL X B-3	—	431
PreTSL XI B-1	173	1,742
PreTSL XIII B-2	148	607
PreTSL XIV	132	1,026
Net fair market value losses recognized in earnings	479	6,640
Balance at end of period	$11,562	$11,562

In the third quarter of 2010, the Company continued to evaluate its pooled trust preferred collateralized debt obligations (“TRUPs”) for other-than-temporary impairment (“OTTI”).  As of June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI on debt securities not expected to be sold be recognized in other comprehensive income.  During the first quarter of 2010, the Company concluded that there appeared to have been a change in the fundamental behavior and inclination of some issuers toward earlier deferrals or defaults on their payments in the trust preferred pools, and as a result the performance of the pools had decreased the probability that the Company would be able to recognize cash flows in excess of the estimated fair value of the securities.  In addition, the Company may decide to liquidate these securities before anticipated recovery given the impact of the changes in the nature of the Company’s balance sheet and levels of classified assets to capital resulting from the CBT acquisition.  As a result of this analysis, the Company changed its intent and expectations relative to these securities, and has written these securities down to fair market value (reflecting both credit and non-credit related considerations).  Accordingly, a $479,000 charge was recognized in earnings during the third quarter of 2010 to write these securities down to their estimated fair value of $3.0 million as of September 30, 2010, compared to a $665,000 charge during the second quarter of 2010, and a $5.5 million charge in the first quarter of 2010.  PreTSL XVI C was fully written off as of December 31, 2009.  All future fair market value losses in these securities will be charged to earnings, and any gains will be recorded through other comprehensive income, net of tax.

MMCaps I A is a senior security in a pool where deferral/default experience has been more predictable, and the Company currently expects to collect all contractual principal and interest.  Any unrealized gain or loss related to this security has been recorded through other comprehensive income (equity), net of tax.

On an ongoing basis, the Company reviews its investment portfolio for indications of impairment.  This review includes analyzing the length of time and the extent to which fair value has been lower than the cost, and, with respect to the TRUPs, the financial condition and near-term prospects of the underlying issuers on a specific collateral approach basis (discussed further below), including any specific events which may influence the operations of those issuers.  The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  Additionally, the risk of further OTTI charges may be influenced by additional bank failures, prolonged recession of the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide financial assistance to financial institutions.

At September 30, 2010, the book value of the Company’s TRUPs totaled $5.4 million with an estimated fair value of $5.4 million.  One of these securities is a senior tranche (MMCaps I A) and the remaining seven securities are mezzanine tranches.

Note 5 — Investment Securities (continued)

As of September 30, 2010, the following table provides detail of the Company’s pooled TRUPs:

		Current Information for the Securities						Deferral / Default Statistics
							Receiving
							Principal /	Deferral /	Excess Subordination (5)
							Interest	Defaults		% of
		#			Unrealized		Contractually	% of Total		Current
(Dollars in		of	Amortized	Fair	Gain /	Credit	at	Collateral		Performing
thousands)	Class	Issuers	Cost	Value	(Loss) (1)	Ratings (2)	9/30/10?	Balance (4)	Amount	Collateral

PreTSL IX B-3	Mezzanine	43	$967	$967	$—	Ca / C	Yes / No	29.2%	$—	0.0%
PreTSL X B-1	Mezzanine	50	134	319	185	C / C	Yes / No (3)	46.1%	—	0.0%
PreTSL X B-3	Mezzanine	50	39	91	52	C / C	Yes / No (3)	46.1%	—	0.0%
PreTSL XI B-1	Mezzanine	59	922	922	—	Ca / C	Yes / No	23.7%	—	0.0%
PreTSL XIII B-2	Mezzanine	62	237	237	—	Ca / C	Yes / No (3)	30.7%	—	0.0%
PreTSL XIV B-2	Mezzanine	57	490	490	—	Ca / C	Yes / No (3)	28.9%	—	0.0%
PreTSL XVI C	Mezzanine	43	—	—	—	Ca / C	Yes / No (3)	43.6%	—	0.0%
MMCaps I A	Senior	26	2,571	2,417	(154)	A3 / A	Yes / Yes	22.3%	48,019	18.1%
Total			$5,360	$5,443	$83

Notes to table above:

(1) Unrealized losses in this column are greater than twelve months.

(2) Credit Ratings represent Moody’s and Fitch ratings, respectively (S&P does not rate these securities).

(3) Interest on this security is currently not being paid in cash, but is being added (capitalized) to the principal balance, a process known as a payment in kind (“PIK”).  This is the result of a current, temporary interest shortfall being experienced due to the amount of deferrals within the given deal, and therefore, there is not enough interest available to pay the current interest on the given class of notes.  Also, a PIK may occur as a result of breaching the principal coverage test of the class of notes immediately senior to the given class.  The Company has five TRUPs, PreTSL X B-1, X B-3, XIII B-2, XIV B-2, and XVI C, which are fully PIKing.

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

Note 6 — Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009

Loans covered under loss share agreements	$369,272	$—	$—
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	424,432	467,284	484,540
Commercial non-owner occupied	307,874	303,650	311,903
Total commercial non-owner occupied real estate	732,306	770,934	796,443
Consumer real estate:
Consumer owner occupied	312,133	284,484	284,941
Home equity loans	256,934	248,639	244,855
Total consumer real estate	569,067	533,123	529,796
Commercial owner occupied real estate	541,951	469,101	461,199
Commercial and industrial	203,903	214,174	197,544
Other income producing property	127,868	137,736	139,617
Consumer	61,669	68,770	73,800
Other loans	21,589	9,400	11,004
Total loans not covered under loss share agreements	2,258,353	2,203,238	2,209,403
Less, allowance for loan losses	(46,657)	(37,488)	(34,297)
Loans, net	$2,580,968	$2,165,750	$2,175,106

The Company’s loans covered under loss share agreements portfolio is comprised of the following balances:

	September 30, 2010
	Impaired	All Other
	Acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total

Loans covered under loss share agreements:
Commercial real estate:
Construction and land development	$45,218	$27,117	$72,335
Commercial real estate	37,707	79,750	117,457
Total commercial real estate	82,925	106,867	189,792
Consumer real estate:
Consumer owner occupied	65,000	54,587	119,587
Home equity loans	811	1,271	2,082
Total consumer real estate	65,811	55,858	121,669
Commercial and industrial	12,092	20,672	32,764
Consumer	7,170	5,561	12,731
Other loans	11,551	765	12,316
Total loans covered under loss share agreements	$179,549	$189,723	$369,272

Note 6 — Loans and Allowance for Loan Losses (continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired at acquisition date and all other acquired loans as of September 30, 2010 are as follows:

	Impaired	Non-impaired
(Dollars in thousands)	Loans	Loans	Total

Contractually-required principal and interest	$363,177	$267,339	$630,516
Non-accretable difference	(176,637)	(78,184)	(254,821)
Cash flows expected to be collected	186,540	189,155	375,695
Accretable yield	(565)	(5,858)	(6,423)
Fair value	$185,975	$183,297	$369,272

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

The following are changes in the carrying value of acquired loans at acquisition date during the nine months ended September 30, 2010:

	Impaired	Non-impaired
(Dollars in thousands)	Loans	Loans	Total

Balance, December 31, 2009	$—	$—	$—
Fair value of acquired impaired loans	233,236	226,229	459,465
Reductions for payments and foreclosures	(47,261)	(42,932)	(90,193)
Balance, September 30, 2010	$185,975	$183,297	$369,272

At acquisition, the expected future cash flows were based on the variable rates that were in effect at the time.  The change in the accretable yield related to acquired loans is as follows:

(Dollars in thousands)

Balance, December 31, 2009	$—
Fair value of acquired impaired loans (refined)	(20,554)
Accretion recognized in earnings	14,131
Reclassification from nonaccretable difference for loans with improving cash flows	—
Changes in expected cash flows that do not affect nonaccretable difference	—
Balance, September 30, 2010	$(6,423)

An analysis of the changes in the allowance for loan losses for non-covered loans is as follows:

	September 30,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$37,488	$31,525
Loans charged-off	(36,395)	(14,891)
Recoveries of loans previously charged-off	1,949	1,109
Net charge-offs	(34,446)	(13,782)
Provision for loan losses	43,615	16,554
Balance at end of period	$46,657	$34,297

At September 30, 2010 and 2009, there were $50.4 million and $28.2 million, respectively, of non-covered loans classified as impaired because it is probable that the Company will be unable to collect all principal and interest payments due according to the terms of the related loan agreements.  Specific reserves allocated to these impaired non-covered loans totaled $3.8 million and $2.8 million at September 30, 2010 and 2009, respectively.  At September 30, 2010 and 2009, there were approximately $21.2 million and $15.1 million, respectively, of impaired non-covered loans with specific reserves.  At September 30, 2010 and 2009, there were approximately $29.2 million and $13.1 million, respectively, of impaired non-covered loans for which there are no specific reserves.  The average recorded investments in impaired non-covered loans for the quarters ended September 30, 2010 and 2009 were $52.6 million and $25.7 million, respectively.

Note 7 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009

Certificates of deposit	$1,209,462	$863,507	$920,265
Interest-bearing demand deposits	1,134,632	731,060	707,603
Demand deposits	472,753	346,248	335,565
Savings deposits	199,227	163,348	161,443
Other time deposits	4,072	476	2,243
Total deposits	$3,020,146	$2,104,639	$2,127,119

The aggregate amounts of time deposits in denominations of $100,000 or more at September 30, 2010, December 31, 2009, and September 30, 2009 were $568.5 million, $441.7 million and $474.3 million, respectively.  The Company did not have brokered certificates of deposit at September 30, 2010, December 31, 2009, and September 30, 2009.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2010.

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Service cost	$—	$189	$—	$567
Interest cost	270	258	810	836
Expected return on plan assets	(377)	(350)	(1,131)	(1,054)
Amortization of prior service cost	—	—	—	(86)
Recognized net actuarial loss	65	76	195	318
Net periodic pension expense (benefit)	$(42)	$173	$(126)	$581

The Company contributed $228,000 and $700,000 to the pension plan for the three and nine months ended September 30, 2010 and anticipates making similar additional quarterly contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  The Company matched 50% of these contributions up to a 6% employee contribution for employees hired before January 1, 2006 who were age 45 and higher with five or more vesting years of service.  The Company matched 100% of these contributions up to a 6% employee contribution for current employees under age 45 or with less than five years of service.  Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees’ savings plan, and until April 1, 2009, the Company matched 100% of the employees’ contributions up to 6% of salary.  Effective April 1, 2009, the Company temporarily suspended the employer match contribution to all participants in the plan.  Effective January 1, 2010, the Company reinstated an employer match so that participating employees, as defined above, would receive a 50% match of their 401(k) plan contributions, up to 4% of salary.

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

Note 10 — Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted-average shares of common stock outstanding during each period, excluding non-vested shares.  The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares.  The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2010	2009	2010	2009
Basic earnings per share:
Net income available to common shareholders	$1,787	$2,171	$51,323	$7,402

Weighted-average basic shares	12,620	12,547	12,609	11,874
Basic earnings per share	$0.14	$0.17	$4.07	$0.62

Diluted earnings per share:
Net income available to common shareholders	$1,787	$2,171	$51,323	$7,402

Weighted-average basic shares	12,620	12,547	12,609	11,874
Effect of dilutive securities	91	58	106	48
Weighted-average dilutive shares	12,711	12,605	12,715	11,922
Diluted earnings per share	$0.14	$0.17	$4.04	$0.62

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Number of shares	225,511	256,925	125,942	256,925
Range of exercise prices	$26.01 - $40.99	$25.53 - $39.74	$26.01 - $40.99	$25.53 - $39.74

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2010	348,575	$27.84
Granted	55,857	33.47
Exercised	(12,587)	18.95
Expired/Forfeited	(2,004)	28.80
Outstanding at September 30, 2010	389,841	28.93	5.22	$1,431

Exercisable at September 30, 2010	292,502	27.79	4.1	$1,342

Weighted-average fair value of options granted during the year	$13.90

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Nine Months Ended
	September 30,
	2010	2009

Dividend yield	2.00%	2.00%
Expected life	6 years	6 years
Expected volatility	50%	45%
Risk-free interest rate	2.73%	1.87%

As of September 30, 2010, there was $881,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.43 years as of September 30, 2010.  The total fair value of shares vested during the nine months ended September 30, 2010 was $322,000.

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

Nonvested restricted stock for the nine months ended September 30, 2010 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2010	151,883	$29.66
Granted	23,162	38.25
Vested	(17,231)	30.65
Forfeited	(464)	32.49
Nonvested at September 30, 2010	157,350	30.81

As of September 30, 2010, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.5 years as of September 30, 2010.  The total fair value of shares vested during the nine months ended September 30, 2010 was $528,000.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2010, commitments to extend credit and standby letters of credit totaled $695.5 million.  The Company does not anticipate any material losses as a result of these transactions.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale securities and derivative financial insruments are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Federal Reserve Bank and FHLB stock approximates fair value based on their redemption provisions.

Pooled trust preferred securities are Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company has determined that (1) there are few observable transactions and market quotations available and they are not reliable for purposes of determining fair value at September 30, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Note 13 — Fair Value (continued)

Other Real Estate Owned (“OREO”)

Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  However, both non-covered and covered OREO would be considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size and over supply of inventory in north Georgia and the incremental discounts applied to the appraisals in other markets.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics, thus classifying the derivatives within Level 2 of the fair value hierarchy (see Note 15—Derivative Financial Instruments for additional information).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$97,005	$—	$97,005	$—
State and municipal obligations	40,899	—	40,899	—
Mortgage-backed securities	83,451	—	83,451	—
Trust preferred (collateralized debt obligations)	5,443	—	—	5,443
Corporate stocks	339	304	35	—
Total securities available for sale	$227,137	$304	$221,390	$5,443

Liabilities
Derivative financial instruments	$1,151	$—	$1,151	$—

Note 13 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$36,615	$—	$36,615	$—
State and municipal obligations	26,805	—	26,805	—
Mortgage-backed securities	103,268	—	103,268	—
Trust preferred (collateralized debt obligations)	6,250	—	—	6,250
Corporate stocks	365	330	35	—
Total securities available for sale	$173,303	$330	$166,723	$6,250

Liabilities
Derivative financial instruments	$21	$—	$21	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$37,934	$—	$37,934	$—
State and municipal obligations	23,770	—	23,770	—
Mortgage-backed securities	105,229	—	105,229	—
Trust preferred (collateralized debt obligations)	7,954	—	—	7,954
Corporate stocks	385	350	35	—
Total securities available for sale	$175,272	$350	$166,968	$7,954

Liabilities
Derivative financial instruments	$268	$—	$268	$—

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2010.

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

Note 13 — Fair Value (continued)

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2010 is as follows:

Pooled Trust
(Dollars in thousands)	Preferred Securities

Fair value, January 1, 2010	$6,250
Change in unrealized loss recognized in other comprehensive income	5,875
Other-than-temporary impairment losses recognized in income	(6,640)
Purchases, issuances and settlements, net	(42)
Transfers in and/or out of level 3	—
Fair value, September 30, 2010	$5,443

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at September 30, 2010	$53

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
Impaired loans	$179,549	$—	$—	$179,549
OREO	47,365	—	—	47,365

Not covered under FDIC loss share agreements:
Impaired loans	38,689	—	26,600	12,089
OREO	15,657	—	—	15,657

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$23,276	$—	$14,809	$8,467
OREO	3,102	—	3,102	—

Note 13 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$19,653	$—	$13,112	$6,541
OREO	4,189	—	4,189	—

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010, December 31, 2009 and September 30, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank and FHLB stock approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 3—Investment Securities for additional information, as well as page 21 regarding fair value.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$173,190	$173,190	$104,908	$104,908
Investment securities	268,194	269,311	211,112	211,475
Loans, net of allowance for loan losses, and loans held for sale	2,583,036	2,528,842	2,183,313	2,142,404
FDIC receivable for loss share agreements	267,486	267,486	—	—
Accrued interest receivable	13,014	13,014	9,880	9,880
Financial liabilities:
Deposits	3,020,147	3,034,736	2,104,639	2,109,983
Federal funds purchased and securities sold under agreements to repurchase	163,905	163,905	162,515	162,515
Other borrowings	62,182	53,259	143,624	132,049
Accrued interest payable	5,011	5,011	3,059	3,059
Derivative financial instruments	1,151	1,151	21	21
Off balance sheet financial instruments:
Commitments to extend credit	684,555	670,193	469,841	461,038
Standby letters of credit and financial guarantees	10,960	10,960	9,725	9,725

Note 14 — Accumulated Other Comprehensive Income (Loss)

The components of the change in other comprehensive income (loss) and the related tax effects were as follows:

	Nine Months Ended September 30,
	2010			2009
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in pension liability for plan curtailment	$—	$—	$—	$1,974	$(691)	$1,283
Change in net unrealized gain on securities available for sale	10,452	(3,710)	6,742	7,968	(3,028)	4,940
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(6,740)	2,292	(4,448)	(7,734)	2,939	(4,795)
Less, reclassification adjustment for portion included in net income	6,740	(2,292)	4,448	2,748	(1,044)	1,704
Net noncredit portion of other-than-temporary impairment losses	—	—	—	(4,986)	1,895	(3,091)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	(1,130)	401	(729)	(268)	102	(166)
Other comprehensive income	$9,322	$(3,309)	$6,013	$4,688	$(1,722)	$2,966

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized	Noncredit
		(Losses) Gains	Other-Than-
		on Securities	Temporary
	Benefit	Available	Impairment	Cash Flow
(Dollars in thousands)	Plans	for Sale	Losses	Hedges	Total

Balance at December 31, 2009	$(4,302)	$2,474	$(3,540)	$(14)	$(5,382)
Change in net unrealized gain on securities available for sale	—	6,742	—	—	6,742
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	(3,540)	3,540	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(729)	(729)
Balance at September 30, 2010	$(4,302)	$5,676	$—	$(743)	$631

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

Cash Flow Hedge of Interest Rate Risk

During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on an $8.0 million portion of its junior subordinated debt. The Company has hedged the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate.    This hedge expires on June 15, 2019.  The notional amount on which the interest payments are based will not be exchanged.  This derivative contract calls for the Company to pay a fixed rate of 4.06% on $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $729,000 for the nine months ended September 30, 2010.  The Company recognized a $1.2 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2010.  There was no ineffectiveness in the cash flow hedge during the nine months ended September 30, 2010 and 2009.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong.  Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2010, the Company had on deposit with the counterparty $750,000 as collateral.  Also, the Company has a netting agreement with the counterparty.

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

At September 30, 2010, we had approximately $3.6 billion in assets and 995 full-time equivalent employees.  Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2010 as compared to the quarter and nine months ended September 30, 2009 and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009 and September 30, 2009.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses (sometimes referred to as “ALLL”) to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section, we have included a detailed discussion of this process.

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

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”), a comprehensive regulatory framework that will affect every financial institution in the United States.  The Dodd Frank Act makes permanent the increase in FDIC deposit insurance on most accounts to $250,000.  The Dodd Frank Act also includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions.  Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the Dodd Frank Act’s effect on banks.  We are in the process of evaluating this new legislation and determining the extent to which it will impact our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the Dodd Frank Act will have on us.

For additional information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 51 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of September 30, 2010, December 31, 2009 and September 30, 2009, the balance of goodwill was $62.9 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first nine months of 2010 the stock traded was $27.59 per share, and the stock price closed on September 30, 2010 at $31.19, above book value and tangible book value.  In the event our stock were to trade below its book value at any time during the reporting period, we would perform an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2010, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired.  Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.

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

Results of Operations

We reported consolidated net income available to common shareholders of $1.8 million, or diluted earnings per share (“EPS”) of $0.14, for the third quarter of 2010 as compared to consolidated net income available to common shareholders of $2.2 million, or diluted EPS of $0.17, in the comparable period of 2009.  The decrease primarily resulted from the net result of an increase in the provision for loan losses, an increase in noninterest expense related to other real estate owned (“OREO”) and loan related expenses, off set by an increase in net interest income, and an increase in noninterest income due to the acquisition of CBT and within legacy SCBT, primarily in mortgage banking income.

For the nine months ended September 30, 2010, we reported consolidated net income available to common shareholders of $51.3 million, or diluted EPS of $4.04, as compared to consolidated net income available to common shareholders of $7.4 million, or diluted EPS of $0.62, in the comparable period of 2009.  The increase resulted from the gain on the acquisition of CBT, as well as increases within non-interest income and net interest margin, offset by an increase in the provision for loan losses, an increase in OTTI charges related to pooled trust preferred securities, the prepayment fee for the early pay-off of legacy SCBT Federal Home Loan Bank (“FHLB”) advances, and increases within most non-interest expense categories, including CBT merger-related expenses.

We believe our legacy SCBT asset quality continues to be at manageable levels despite the increase of nonperforming assets as a percentage of total assets (excluding covered assets) to 2.39% at September 30, 2010 compared to 1.56% at September 30, 2009.  Nonperforming assets not covered under FDIC loss share agreements increased 63.5% from the fourth quarter of 2009 and 99.3% from the third quarter of 2009.  Net charge-offs as a percentage of average loans increased to 1.74% from 1.26% in the fourth quarter of 2009 and 0.92% in the third quarter of 2009.  The allowance for loan losses increased to 2.07% of total loans at September 30, 2010 compared to 1.70% at December 31, 2009 and 1.55% at September 30, 2009.  Our allowance provides 0.66 times coverage of nonperforming loans at September 30, 2010, lower from 0.75 times at December 31, 2009 and 0.92 times at September 30, 2009.  During the third quarter of 2010, our OREO not covered under FDIC loss share agreements increased by $12.6 million from the end of the fourth quarter of 2009, and by $11.5 million from September 30, 2009.

In connection with the CBT acquisition during the nine months ended September 30, 2010, we entered into loss sharing agreements with the FDIC.  Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse us for losses with respect to certain loans and foreclosed real estate purchased (“covered assets” or “covered loans”), begins with the first dollar incurred.  The FDIC agreed to reimburse us for (1) 80% of the losses incurred up to $233.0 million and (2) 95% of losses in excess of $233.0 million.  Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.

Compared to the third quarter of 2009, our loan portfolio has increased 18.9% to $2.6 billion driven by the addition of $369.3 million (balance as of September 30, 2010) in acquired loans covered under FDIC loss sharing agreements.  Excluding the acquisition of CBT, our loan portfolio grew by 2.2% or $49.0 million from the third quarter of 2009.  For the three months ended September 30, 2010, we originated approximately $191.6 million of mortgage loans in the secondary market, up from $133.8 million of mortgage loans during the three months ended September 30, 2009.  We have experienced a solid increase of refinancing activity during the third quarter of 2010 compared to the third quarter of 2009, as interest rates for both 30 year and 15 year fixed mortgages remained at levels below 4.5% and at times even below 4.00%.

Non-taxable equivalent net interest income for the quarter increased 17.5%.  Non-taxable equivalent net interest margin decreased by 6 basis points to 3.93% from the most recent quarter of June 30, 2010 and decreased by 7 basis points from the third quarter of 2009.  The decline from the third quarter of 2009 was caused mostly by an increase in interest-earning assets at lower yields contributed by CBT.  Excess liquidity resulting from the FDIC-assisted acquisition reduced our net interest margin by an estimated 12 basis points during the third quarter of 2010.  Our quarterly efficiency ratio increased to 69.0% compared to 67.1% in the second quarter of 2010 and 63.5% for the third quarter of 2009.  The increase in the efficiency ratio reflects higher noninterest expense related to both OREO and loan related expenses and the continued integration of the CBT.

The following are key operating highlights for the third quarter of 2010:

•                  Consolidated net income available to common shareholders decreased to $1.8 million in the third quarter of 2010 from $2.2 million in the third quarter of 2009.  The decrease primarily resulted from the net result of an increase in the provision for loan losses, an increase in noninterest expense related to the additional OREO and loan related expenses and of the expenses from the Georgia franchise; these increases were offset by an increase in net interest income, and an increase in noninterest income due to the acquisition of CBT and within legacy SCBT.

•                  Diluted EPS decreased to $0.14 for the third quarter of 2010 from $0.17 for the comparable period in 2009.  Basic EPS decreased to $0.14 for the third quarter of 2010 from $0.17 for the comparable period in 2009.  The decrease in both diluted and basic EPS reflects an increase in the provision for loan losses and an increase in noninterest expense mostly attributed to OREO and loan related expenses and integration related expenses.

•                  OTTI of $479,000 during the quarter ended September 30, 2010 primarily related to pooled trust preferred securities.

•                  Provision for loan losses increased to $10.3 million for the third quarter of 2010 from $7.0 million in the third quarter of 2009.  The provision for loan losses as a percent of average loans increased due to higher nonperforming loans and charge-offs during the quarter ended September 30, 2010 as compared to the year ended December 31, 2009 and the third quarter of 2009.  The allowance for loan losses as a percent of total loans increased to 2.07% from 1.55% at the end of the third quarter of 2009.  The increase in nonperforming loans in the third quarter of 2010 lowered the coverage of nonperforming loans provided by the allowance from 92.2% at September 30, 2009 to 65.9% at September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected Figures and Ratios	2010	2009	2010	2009

Return on average assets (annualized)	0.19%	0.31%	1.90%	0.57%
Return on average equity (annualized)	2.11%	3.04%	20.41%	3.72%
Return on average tangible equity (annualized)*	3.15%	4.13%	26.43%	7.23%
Dividend payout ratio **	378.10%	141.59%	12.75%	68.48%
Equity to assets ratio	9.28%	10.15%	9.28%	10.15%
Average shareholders’ equity (in thousands)	$336,015	$282,953	$336,250	$294,035

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the change in dividend payout ratio below.

•                  For the three months ended September 30, 2010, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same quarter in 2009.  The decrease was driven by a 17.7% decline in net income available to common shareholders from the comparable quarter in 2009 and an increase in average assets due to the acquisition of CBT.

•                  Dividend payout ratio increased to 378.1% for the three months ended September 30, 2010 compared with 4.4% for the three months ended June 30, 2010 and 141.6% for the three months ended September 30, 2009.  The increase in the ratio reflects the lower net income in the second quarter of 2010 generated by the net result of an increase in the provision for loan losses, an increase in noninterest expense related to OREO and loan related expenses and the addition of CBT, offset by an increase in net interest income, and an increase in noninterest income due to the acquisition of CBT and within legacy SCBT.   We pay cash dividends on common shares out of earnings generated in the preceding quarter; therefore, the dividend payout ratio is calculated by dividing total dividends paid during the second quarter of 2010 by the total net income available to common shareholders reported in the first quarter of 2010.

•                  Equity to assets ratio decreased to 9.28% at September 30, 2010 compared with 10.47% at December 31, 2009 and 10.15% at September 30, 2009.  The decrease in the equity to assets ratio reflects a 30.1% increase in assets compared to the 19.0% increase in equity as a result of the CBT acquisition.

•                  Average shareholders’ equity increased $53.1 million, or 18.8%, from third quarter ended September 30, 2009 driven by the increase in shareholders’ equity related to the gain on the CBT acquisition.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Return on average tangible equity (non-GAAP)	3.15%	4.13%	26.43%	7.23%
Effect to adjust for intangible assets	-1.04%	-1.09%	-6.02%	-1.74%
Return on average equity (GAAP)	2.11%	3.04%	20.41%	5.49%

Adjusted average shareholders’ equity (non-GAAP)	$336,015	$282,953	$336,250	$294,035
Average intangible assets	(73,247)	(65,871)	(72,732)	(66,002)
Average shareholders’ equity (GAAP)	$262,768	$217,082	$263,518	$228,033

Adjusted net income (non-GAAP)	$2,086	$2,260	$52,099	$7,662
Amortization of intangibles	(432)	(131)	(1,212)	(394)
Tax effect	133	42	436	134
Net income (GAAP)	$1,787	$2,171	$51,323	$7,402

The return on average tangible equity is a non-GAAP financial measure. It excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that this non-GAAP tangible measure provides additional useful information, particularly since this measure is widely used by industry analysts following companies with prior merger and acquisition activities. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.   Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results or financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin declined slightly from the third quarter of 2009 and from the second quarter of 2010.  This decline resulted from excess liquidity, generated from the FDIC-assisted acquisition on January 29, 2010, from the first quarter of 2010, and from the reduction in purchase accounting amortization of time deposits more rapidly than the repricing of those time deposits in the Georgia market, respectively.  Management utilized the excess liquidity to pay down FHLB advances; in addition we managed liquidity and margin compression by adjusting the rates on time deposits.  Non-taxable equivalent (“non-TE”) and TE net interest margin both declined by 6 basis points from the quarter ended June 30, 2010.  Non-TE and TE net interest margin decreased by 7 basis points and 6 basis points, respectively, from the quarter ended September 30, 2009.

The margin contraction from the quarter ended June 30, 2010 resulted from a slight increase in the cost of funds related to time deposits.  SCBT remained in an excess liquidity position during the third quarter of 2010, which had the effect of dampening the net interest margin by an estimated 12 basis points compared to 13 basis points for the second quarter of 2010.  The margin contraction was also driven by a decline in average rates on interest-earning assets and an increase in the volume of interest-earning assets compared to both second quarter 2010 and third quarter 2009.  While the average balance of total loans (excluding mortgage loans held for sale) increased $21.1 million from the second quarter of 2010 as a result of new loan production throughout our company, the average yield on total loans declined by 3 basis points from the second quarter of 2010, as we continue to operate in a very low rate environment.

Even though net interest income increased, the slight margin contraction from the third quarter of 2009 was driven by a higher average balance of interest-earning assets related to the CBT acquisition.  Non-TE net interest income increased from the third quarter of 2009 as a result of a volume increase in interest-earning assets to more than offset the 33 basis point decrease in the average yield and a 40 basis point decrease in the average rate on interest-bearing liabilities to more than offset the increase in volume.  The increase in interest income was driven by a 19.2% increase in the volume of total loans to more than offset the average yields declining by 41 basis points from the third quarter of 2009.  The decrease in interest expense was driven by an average rate decrease of 79 basis points on certificates of deposits and other time deposits which more than offset the 27.8% increase in the average balance from the third quarter of 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Non-TE net interest income	$31,011	$26,381	$90,802	$77,398
Non-TE yield on interest-earning assets	4.98%	5.31%	4.99%	5.47%
Non-TE rate on interest-bearing liabilities	1.16%	1.56%	1.19%	1.82%
Non-TE net interest margin	3.93%	4.00%	3.92%	3.95%
TE net interest margin	3.98%	4.04%	3.97%	3.98%

Non-TE net interest income increased $4.6 million, or 17.6%, in the third quarter of 2010 compared to the same period in 2009.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 19.5% to $3.1 billion in the third quarter of 2010 compared to the same period last year due largely to the acquisition of CBT.

•                  Non-TE yield on interest-earning assets for the third quarter of 2010 decreased 33 basis points from the comparable period in 2009, and decreased by 2 basis points from the second quarter of 2010.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2010 decreased 40 basis points from the same period in 2009, and increased by 4 basis points compared to the second quarter of 2010.  The decrease since the third quarter of 2009 is a reflection of the impact of average yields on certificates of deposits repricing lower and the payoff of FHLB advances during the first quarter of 2010.  The increase since the second quarter of 2010 was a result of the reduction in purchase accounting amortization on time deposits more rapidly than the repricing of time deposits in the Georgia market.

•                  TE net interest margin decreased by 6 basis points in the third quarter of 2010, compared to the third quarter of 2009.  Compared to the second quarter of 2010, TE net interest margin decreased by 6 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $418.2 million, or 18.9%, at September 30, 2010 as compared to the same period in 2009.  The increase resulted from the addition of loans covered under FDIC loss share agreements in the CBT acquisition.  Non-covered loans or legacy SCBT loans increased by $49.0 million, or 2.2%, at September 30, 2010 as compared to the same period in 2009.  The increase was driven by loan growth in commercial owner occupied loans of $80.8 million and consumer real estate loans of $39.2 million.  Offsetting the growth were reductions in construction and land development loans of $60.1 million, consumer non real estate loans of $12.1 million, other income producing property of $11.7 million, and commercial non-owner occupied loans of $4.0 million.

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2010	Total	2009	Total	2009	Total
Loans covered under loss share agreements	$369,272	14.1%	$—	0.0%	$—	0.0%
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	424,432	16.2%	467,284	21.2%	$484,540	22.0%
Commercial non-owner occupied	307,874	11.7%	303,650	13.8%	311,903	14.1%
Total commercial non-owner occupied real estate	732,306	27.9%	770,934	35.0%	796,443	36.1%
Consumer real estate:
Consumer owner occupied	312,133	11.9%	284,484	12.9%	284,941	12.9%
Home equity loans	256,934	9.8%	248,639	11.3%	244,855	11.1%
Total consumer real estate	569,067	21.7%	533,123	24.2%	529,796	24.0%
Commercial owner occupied real estate	541,951	20.6%	469,101	21.3%	461,199	20.9%
Commercial and industrial	203,903	7.8%	214,174	9.7%	197,544	8.9%
Other income producing property	127,868	4.9%	137,736	6.3%	139,617	6.3%
Consumer non real estate	61,669	2.3%	68,770	3.1%	73,800	3.3%
Other	21,589	0.7%	9,400	0.4%	11,004	0.5%
Total loans not covered under loss share agreements	2,258,353	85.9%	2,203,238	100.0%	2,209,403	100.0%
Total loans (net of unearned income)	$2,627,625	100.0%	$2,203,238	100.0%	$2,209,403	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets.  During 2010, we acquired loans covered under loss share agreements that equate to 14.1% of the total loan portfolio.  Due to the addition of covered loans, the percentage of all the other loan categories decreased even though some loan portfolio’s increased in dollars, such as consumer owner occupied loans and home equity loans.  Non-covered commercial non-owner occupied real estate loans represented 27.9% of total loans as of September 30, 2010, a decrease from 36.1% of total loans at the end of the same period for 2009 and 35.0% of total loans at the year ended December 31, 2009.  At September 30, 2010, non-covered construction and land development loans represented 16.2% of our total loan portfolio, a decrease from 22.0% of our total loan portfolio at September 30, 2009.  At September 30, 2010, non-covered construction and land development loans consisted of $252.2 million in land and lot loans and $172.2 million in construction loans, which represented 11.2% and 7.6%, respectively, of our total non-covered loan portfolio.  At December 31, 2009, non-covered construction and land development loans consisted of $259.9 million in land and lot loans and $207.4 million in construction loans, which represented 11.8% and 9.4%, respectively, of our total non-covered loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Average total loans	$2,646,691	$2,221,078	$2,587,306	$2,265,248
Interest income on total loans	35,860	32,402	105,708	98,432
Non-TE yield	5.38%	5.79%	5.46%	5.81%

Interest earned on loans increased 10.7% in the third quarter of 2010 compared to the third quarter of 2009.  Some key highlights for the quarter ended September 30, 2010 are outlined below:

•                  Our non-TE yield on total loans decreased 41 basis points during the third quarter of 2010 while average total loans increased 19.2%, as compared to the third quarter of 2009.  The increase in average total loans was a result of the acquired covered loan portfolio.  The covered loan portfolio has an effective yield of approximately 5.0% which along with the decline in legacy SCBT loan volume at higher rates combined with variable rate loan resets resulted in the average yield on loans falling from the same period one year ago.

•                  Loans covered under loss share agreements had a balance of $369.3 million at the end of the third quarter of 2010.

•                  Construction and land development loans decreased $60.1 million, or 12.4%, to $424.4 million from the ending balance at September 30, 2009.  We have continued to focus on reducing these types of loans in our portfolio given the current economic environment.

•                  Commercial non-owner occupied loans decreased $4.0 million, or 1.3%, to $307.9 million from the ending balance at September 30, 2009.

•                  Consumer real estate loans increased $39.3 million, or 7.4%, to $569.1 million from the ending balance at September 30, 2009.  The increase resulted from a $27.2 million, or 9.5%, in consumer owner occupied loans and a $12.1 million, or 4.9%, increase in home equity lines of credit (“HELOCs”) from the balance at September 30, 2009.

•                  Commercial owner occupied loans increased $80.8 million, or 17.5%, to $542.0 million from the ending balance at September 30, 2009.

•                  Other income producing property loans decreased $11.7 million, or 8.4%, to $127.9 million from the ending balance at September 30, 2009.

•                  Consumer non real estate loans decreased $12.1 million, or 16.4%, to $61.7 million from the ending balance at September 30, 2009.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $372.7 million which has helped keep our non-TE yield up even as interest rates have declined since September 30, 2009.

The balance of mortgage loans held for sale increased $32.0 million from December 31, 2009 to $49.6 million at September 30, 2010, as compared to the balance of mortgage loans held for sale at September 30, 2009 of $20.1 million.  This increase primarily reflects the increased customer demand for mortgage refinancing that has resulted from the low interest rates in the mortgage market.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2010, the composition of the portfolio changed somewhat from the composition at September 30, 2009.  During the 12-month period, net of the securities acquired in the CBT acquisition, we placed increased emphasis on municipal securities and somewhat less on government-sponsored enterprise (“GSE” or “agency”) securities during this period in order to take advantage of relatively attractive yields in the tax-exempt sector.  The acquired CBT investment portfolio was more heavily weighted with GSE debentures than with mortgage-backed and municipal securities.  At September 30, 2010, investment securities totaled $268.2 million, compared to $211.1 million at December 31, 2009 and $212.2 million at September 30, 2009.  The growth in investment securities was the result of the CBT acquisition and resulted in average and period-end balances increasing by 39.4% and 26.4%, respectively, from September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Average investment securities	$282,622	$202,692	$290,017	$205,238
Interest income on investment securities	2,769	2,234	8,452	7,214
Non-TE yield	3.89%	4.37%	3.91%	4.71%

Interest earned on investment securities increased 23.9% in the third quarter of 2010 compared to the third quarter of 2009.  The increase resulted from a 39.4% increase in balances of average investment securities resulting largely from the acquisition of CBT.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and corporate stocks at September 30, 2010 had fair market values that, on a net basis, exceeded their book values and result in an unrealized gain.  During the third quarter of 2010, we recognized an OTTI charge on four securities in the trust preferred securities (collateralized debt obligations) category (see Note 5 — Investment Securities).  Our holdings in trust preferred securities (collateralized debt obligations) at September 30, 2010 had fair market values that were on a net basis, above their book values which result in an unrealized gain.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2010:

			Other	Other-Than-
	Amortized	Fair	Comprehensive	Temporary			BB or
(Dollars in thousands)	Cost	Value	Income	Impairment *	AAA - A	BBB	Lower	Not Rated
September 30, 2010:
Government-sponsored enterprises debt	$94,971	$97,005	$2,034	$—	$94,971	$—	$—	$—
State and municipal obligations	58,613	61,957	3,344	—	56,460	981	—	1,172
Mortgage-backed securities **	79,125	83,451	4,326	—	—	—	—	—
Trust preferred securities (collateralized debt obligations)	5,360	5,443	83	(11,562)	2,570	—	2,790	—
Corporate stocks	285	339	54	—	—	—	—	285
	$238,354	$248,195	$9,841	$(11,562)	$154,001	$981	$2,790	$1,457

* - Represents the total other-than-temporary impairment recognized life to date.

** - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing GSE as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At September 30, 2010, we had twenty-one securities available for sale in an unrealized loss position, which totaled $374,000.  The largest single position that had an unrealized loss position was our single-A rated, senior tranche pooled trust preferred security, which has not been impacted by other than temporary impairment charges.  The price of this security continued to be impacted by the disruption in the banking industry and by the current collapse of liquidity and trading in the market for this type of securities.

During the third quarter of 2010 as compared to the fourth quarter of 2009, the total number of securities with an unrealized loss position decreased by eighteen securities.

As of September 30, 2010, management had determined based on its analysis of available evidence and our intent and expectations, there had been an adverse change on six out of seven pooled trust preferred securities (PreTSL IX B-3, X B-1, X B-3, XI B-1, XIII B-2, and XIV B-2).  During the third quarter of 2010, in accordance with FASB Accounting Standards Codification 320-10-65-1, we recognized a $479,000 other than temporary impairment on four of the six pooled trust preferred securities.  As of September 30, 2010, management determined based on available evidence that there had not been an adverse change in the discounted present value of expected cash flows from the other pooled trust preferred security since the last valuation date.  See Note 5—Investment Securities to the unaudited condensed consolidated financial statements.

All other securities available for sale, excluding the six pooled trust preferred securities, in an unrealized loss position as of September 30, 2010 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability and intent to hold these securities within the portfolio until the maturity or until the value recovers.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2010.  As of September 30, 2010, the investment in FHLB stock represented approximately $13.8 million, or 0.4% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the third quarter, the FHLB redeemed approximately $1.1 million of our investment, at par value.

•                  We have reviewed the assessments by rating agencies, which concluded that debt ratings are unlikely to change and  that the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support.

•                  The unrealized losses related to the securities owned by the FHLBanks are manageable given the capital levels of these organizations.

•                  All of the FHLBs are meeting their debt obligations.

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past five consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment on July 30, 2010 related to the second quarter 2010.

•                  Subsequent to September 30, 2010, the FHLB announced a dividend for the third quarter of 2010 and paid the dividend on November 4, 2010; in addition, the FHLB also announced that there would be further redemptions of stock, and we expect to further redeem a portion of our common stock position during the fourth quarter of 2010.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of September 30, 2010 and ultimate recovey of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Average interest-bearing liabilities	$2,812,576	$2,194,125	$2,780,054	$2,200,661
Interest expense	8,238	8,639	24,763	29,927
Average rate	1.16%	1.56%	1.19%	1.82%

The average balance of interest-bearing liabilities increased in the third quarter of 2010 compared to the third quarter of 2009.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits.  Overall, we experienced a 40 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended September 30, 2010 grew 39.8% from the same period in 2009.

•                  Interest-bearing deposits grew 42.2% to $2.5 billion at September 30, 2010 from the period end balance at September 30, 2009, resulting largely from a $912.5 million, or 35.8%, increase related to the CBT acquisition.  Excluding the acquisition, interest-bearing deposits increased by $106.2 million resulting largely from the increase in money market deposits of $209.9 million, and offset by decreases in both small and large denomination CDs by a total of $142.7 million.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2010 increased 19 basis points from the comparable period in 2009, which contributed to an increase of $1.2 million in interest expense for the third quarter of 2010.  The increase was also volume driven as the average balance increased $413.7 million to $1.1 billion at September 30, 2010 compared to the same quarter in 2009.

•                  Average certificates and other time deposits increased 27.7%, up $272.5 million from the average balance in the third quarter of 2009.  Interest expense on certificates and other time deposits decreased $909,000 mainly as a result of  a 79 basis point decrease in the interest rate for the three months ended September 30, 2010 as compared to the same period in 2009.

•                  Other borrowings decreased 56.8%, down $81.9 million from the average balance in the third quarter of 2009.  We repaid the entire balance of FHLB advances near the end of the first quarter of 2010.

•                  A decline in interest rates contributed significantly to a $401,000, or 4.9%, reduction in interest expense on average interest-bearing liabilities for the three months ended September 30, 2010 from the comparable period in 2009.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $139.6 million, or 41.8%, to $473.8 million in the third quarter of 2010 compared to $334.2 million at September 30, 2009.  From the fourth quarter of 2009, average noninterest-bearing deposits grew $127.2 million, or 36.7%.  Excluding deposits acquired in the CBT acquisition, period end noninterest-bearing deposits increased $51.6 million, or 15.4%, from the balance at September 30, 2009.

Provision for Loan Losses and Nonperforming Assets

We have established an allowance for loan losses through a provision for loan losses charged to expense.  The ALLL represents an amount we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  We assess the adequacy of the ALLL by using an internal risk rating system, independent credit reviews, and regulatory agency examinations—all of which evaluate the quality of the loan portfolio and seek to identify problem loans.  Based on this analysis, management and the board of directors consider the current allowance to be adequate.  Nevertheless, our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Actual losses may vary from our estimates, and there is a possibility that charge-offs in future periods could exceed the ALLL as estimated at any point in time.

In addition, regulatory agencies, as an integral part of the examination process, periodically review our bank’s ALLL.  Such agencies may require additions to the ALLL based on their judgments about information available to them at the time of their examination.

Loans acquired in the CBT acquisition were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses.  Our initial estimates of credit losses continue to be adequate, and there is no evidence of additional credit deterioration that would require additional loan loss reserves as of September 30, 2010.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio. If we determine that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

The following table presents a summary of the changes in the ALLL on non-covered loans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$46,167	$32,431	$37,488	$31,525
Loans charged-off	(10,852)	(5,374)	(36,395)	(14,891)
Recoveries	1,014	250	1,949	1,109
Net charge-offs	(9,838)	(5,124)	(34,446)	(13,782)
Provision for loan losses	10,328	6,990	43,615	16,554
Balance at end of period	$46,657	$34,297	$46,657	$34,297

Total non-covered loans:
At period end	$2,258,353	$2,209,403	$2,258,353	$2,209,403
Average	2,241,376	2,221,078	2,208,533	2,265,248
As a percentage of average non-covered loans (annualized):
Net charge-offs	1.74%	0.92%	2.09%	0.81%
Provision for loan losses	1.83%	1.25%	2.64%	0.98%
Allowance for loan losses as a percentage of period end non-covered loans	2.07%	1.55%	2.07%	1.55%
Allowance for loan losses as a percentage of period end non-performing non-covered loans (“NPLs”)	65.94%	92.22%	65.94%	92.22%

The provision for loan losses as a percent of average non-covered loans reflects an increase due primarily to the increase in our nonperforming assets and an increase in net charge-offs during the third quarter of 2010 compared to the same quarter in 2009.  Thirty-six percent of the charge-off amount for the third quarter of 2010 is comprised of 10 loans ranging from approximately $277,000 to $491,000.  The remainder of the charge-offs were less than $277,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 48.1% or $4.7 million were construction and land development loans, 3.3% or $326,000 were commercial owner-occupied loans, 14.6% or $1.4 million were consumer owner-occupied loans (including home equity loans), 2.1% or $208,000 were commercial and industrial loans, 15.2% or $1.5 million were commercial non-owner occupied loans, and 10.0% or $987,000 were other income producing property loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast in 2010.  Excluding covered assets, nonperforming loans declined by $5.1 million during the third quarter compared to the second quarter of 2010.  The ratio of the ALLL to cover these loans decreased from 92% at September 30, 2009 to 66% at September 30, 2010.

We increased the ALLL compared to the third quarter of 2009 due to the increase in risk within the overall loan portfolio.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio. Overall, the general reserve increased significantly compared to the balance at September 30, 2009 and at December 31, 2009, $11.3 million and $9.4 million, respectively.

The historical loss rates on an overall basis increased from September 30, 2009 due to the increase in loan losses in the third quarter of 2010 when compared to the removal of much lower historical loss rates in our rolling averages.  This resulted in an increase of 50 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the second quarter of 2010, the increase was 17 basis points.

Economic risk increased by 2 basis points during the third quarter of 2010 as compared to 2009 due to rise in unemployment and rise in foreclosures.  Compared to the second quarter of 2010, we noted no significant economic trends that necessitated a change in our economic risk factors.

Model risk declined 2 basis point compared to the third quarter of 2009, and was the same as the second quarter of 2010.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over two and a half years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has declined by 2 basis points during the third quarter of 2010 compared to the third quarter of 2009, due primarily to the decrease in 30-89 days past due loans, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and supervisory loan to value exceptions given the increase in capital thus far in 2010.  Compared to the second quarter of 2010, there was no change in the overall operational risk factor.

On a specific reserve basis, the allowance for loan losses increased by $1.1 million from September 30, 2009 and decreased by approximately $204,000 from December 31, 2009.  The loan balances being evaluated for specific reserves grew from $34.7 million at December 31, 2009 to $50.4 million at September 30, 2010.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

In terms of the conditions and how the allowance has changed since December 31, 2009, we continue to build the allowance for loan losses by increasing the provision for loan losses due to the continued higher level of net charge offs, the continued high unemployment rates, weakened real estate markets, and overall recessionary pressures within our markets.  Offsetting these increases are declines the 30-89 days past due level, reduced supervisory loan to value exceptions and reduced loan concentrations.

During the nine months ended September 30, 2010, the slight growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with NPAs covered under FDIC loss share agreements.  The table below summarizes our NPAs.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009

Nonaccrual loans (1)	$66,964	$75,313	$53,730	$49,492	$36,605
Accruing loans past due 90 days or more	319	582	107	241	585
Restructured loans	3,479	—	—	—	1,974
Total nonperforming loans	70,762	75,895	53,837	49,733	39,164
Other real estate owned (“OREO”) (2)	15,657	9,803	9,319	3,102	4,189
Other nonperforming assets (3)	12	159	19	31	13
Total nonperforming assets excluding covered assets	86,431	85,857	63,175	52,866	43,366
Covered OREO	47,365	31,750	32,076	—	—
Other covered nonperforming assets	9	34	—	—	—
Total nonperforming assets including covered assets	$133,805	$117,641	$95,251	$52,866	$43,366

Excluding Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.80%	3.84%	2.89%	2.40%	1.96%
Total NPAs as a percentage of total assets	2.39%	2.37%	1.72%	1.96%	1.56%
Total NPLs as a percentage of total loans (4)	3.13%	3.41%	2.47%	2.26%	1.68%

Including Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	4.97%	4.38%	3.59%	2.40%	1.96%
Total NPAs as a percentage of total assets	3.70%	3.25%	2.60%	1.96%	1.56%
Total NPLs as a percentage of total loans (4)	2.69%	2.87%	2.06%	2.26%	1.68%

(1) Covered loans that were impaired at the date of the CBT acquisition are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30.  Excludes the contractual outstanding balance of covered loans that are contractually past due totaling $255.4 million as of September 30, 2010, $246.1 million as of June 30, 2010, and $268.1 million as of March 31, 2010, excluding the valuation discount.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the loans covered by loss share agreements, total nonaccrual loans were $70.8 million, or 3.13% of total loans, an increase of $31.6 million, or 80.7%, from September 30, 2009. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans of $27.5 million and an increase in consumer nonaccrual loans of $6.4 million.  Excluding covered properties, OREO increased $11.5 million from September 30, 2009.

Nonaccrual non-covered loans and restructured loans decreased by approximately $5.1 million during the third quarter of 2010 from the level at June 30, 2010.  This was the result of loans moving into OREO through the foreclosure process, while the pace of loans moving to nonaccrual status slowed, as seen in the table above.

At September 30, 2010, non-covered OREO increased by $12.6 million from December 31, 2009.  At September 30, 2010, non-covered OREO consisted of 62 properties with an average value of $253,000 an increase of $124,000 from December 31, 2009, when we had 25 properties.  In the third quarter of 2010, we added 32 properties with an aggregate value of $9.2 million into non-covered OREO, and we sold 23 properties with a basis of $2.2 million in that same quarter.  We recorded a net gain of $177,000 for the quarter.  Our non-covered OREO balance of $15.7 million, at September 30, 2010, is comprised of 20% in the Low Country region, 20% in the Georgetown/Myrtle Beach region, 14% in the Beaufort (Hilton Head) region, 14% in the Charlotte region and 19% in the Upstate (Greenville) region.

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

During 2010, we received payments of $703,000 for the assets which were classified as OREO.  These payments have resulted in the company recognizing a $623,000 gain on sale of one property which had a basis of $61,000, at the date sold.  The other property has a remaining carrying value of $181,000 and represents approximately 18% of the original loan balance.  Two loans remain on nonaccrual status and have a carrying value of $536,000 or 18% of the original loan balance at September 30, 2010.

We have no other exposure to the Silverton closure other than these already reflected on our balance sheet at September 30, 2010.

Potential Problem Loans

Potential problem loans (excluding covered loans), which are not included in nonperforming loans, amounted to approximately $18.0 million, or 0.80%, of total non-covered loans outstanding at September 30, 2010, compared to $24.7 million, or 1.12%, of total non-covered loans outstanding at September 30, 2009 and compared to $19.8 million, or 0.89% of total non-covered loans outstanding at June 30, 2010.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Gain on acquisition	$—	$—	$98,081	$—
Service charges on deposit accounts	5,683	4,089	15,788	11,493
Bankcard services income	2,397	1,278	6,617	3,750
Mortgage banking income	2,600	1,451	5,429	4,846
Trust and investment services income	1,199	588	3,170	1,950
Securities gains	—	82	—	82
Total other-than-temporary impairment losses	(479)	(5,252)	(6,740)	(7,734)
Portion of impairment losses recognized in other comprehensive loss	—	3,048	—	4,986
Net impairment losses recognized in earnings	(479)	(2,204)	(6,740)	(2,748)
Other	1,096	307	3,531	1,110
Total noninterest income	$12,496	$5,591	$125,876	$20,483

Noninterest income increased 123.5% in the third quarter of 2010 as compared to the same period in 2009.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Service charges on deposit accounts increased 39.0%, driven largely by $1.7 million in additional NSF fees from the CBT division in Northeast Georgia.  Legacy SCBT service charges on deposit accounts decreased 3.3%, or $133,000.  Service charges on deposit accounts were negatively affected by changes in Regulation E which went into effect during the third quarter of 2010.

•                  Bankcard services income increased 87.6%, largely driven by additional debit card and surcharge ATM income of $725,000 from the CBT division.  Legacy SCBT bankcard services income increased 30.8%, or $394,000.

•                  Trust and investment services income increased 103.9%, mostly driven by a $479,000 increase in investment services fees generated from legacy SCBT.

•                  Net impairment losses recognized in earnings were lower during the third quarter of 2010 compared to the same quarter in 2009, when a $2.2 million impairment loss was recorded.  We recorded $479,000 of OTTI primarily on four pooled trust preferred securities for the three months ended September 30, 2010 (additional detailed discussion of OTTI can be found in Note 5 — Investment Securities).

•                  Other noninterest income increased 257.0%, or $789,000 primarily driven by the addition of $642,000 in other noninterest income contributed by CBT, including accretion related to the FDIC indemnification asset of $530,000, increase in the cash surrender value of bank-owned life insurance of $52,000, increase in wire fees of $40,000, increase in commissions from check print services of $28,000, and safe deposit box rental income of $23,000.

Noninterest income increased 514.5% during the nine months ended September 30, 2010 as compared to the same period in 2009.  The increase reflected the $98.1 million, or after-tax $62.5 million, gain on acquisition of CBT on January 29, 2010.  Not including the gain on acquisition, noninterest income increased 35.7% during the nine months ended September 30, 2010 as compared to the same period in 2009.  Excluding the gain on acquisition, the increase in total noninterest income resulted primarily from the following:

•                  Service charges on deposit accounts increased 37.4%, driven largely by $4.3 million in additional NSF fees from the CBT division in Northeast Georgia.  There was almost no change in legacy SCBT service charges from the comparable period in 2009.

•                  Bankcard services income increased 76.5%, largely driven by additional debit card and surcharge ATM income of $1.9 million from the CBT division.  Legacy SCBT bankcard services income increased 24.9%, or $934,000.

•                  Other noninterest income increased 218.1%, primarily driven by the addition of $1.8 million in other noninterest income contributed by CBT, largely comprised of accretion related to the FDIC indemnification asset of $1.5 million for the nine months ended September 30, 2010.

•                  Net impairment losses recognized in earnings partially offset the increases in other categories of other noninterest income.   We recorded $6.6 million of OTTI primarily on six pooled trust preferred securities for the nine months ended September 30, 2010 compared to $2.7 million on the same securities during the comparable period in 2009 (additional detailed discussion of OTTI can be found in Note 5 — Investment Securities).

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Salaries and employee benefits	$15,940	$10,649	$45,687	$30,685
Federal Home Loan Bank advances prepayment fee	—	—	3,189	—
Net occupancy expense	2,046	1,582	6,326	4,724
Furniture and equipment expense	1,963	1,507	5,537	4,566
Information services expense	2,157	1,381	6,684	4,109
FDIC assessment and other regulatory charges	1,354	956	3,904	4,473
OREO expense and loan related	1,861	2,497	2,416	4,538
Advertising and marketing	614	579	2,229	1,800
Business development and staff related	916	367	2,518	1,257
Professional fees	495	276	1,668	1,035
Amortization of intangibles	432	131	1,212	394
Merger-related expense	566	—	5,438	—
Other	2,254	1,872	6,086	5,441
Total noninterest expense	$30,598	$21,797	$92,894	$63,022

Noninterest expense increased 40.4% in the third quarter of 2010 as compared to the same period in 2009.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 49.7%, driven mainly by $2.3 million contributed by CBT.  Excluding CBT, salaries and employee benefits expense increased 28.0% resulting from phasing in employee incentive compensation, the 401(k) match reinstated at a 50% match of contributions up to 4% of salary, the pension plan curtailment gain recorded in 2009, the addition of approximately 22 new employees during quarter and general salary increases.

•                  Information services expense increased 56.2%, driven by adding the expense from CBT which contributed $665,000 for the period.  Excluding CBT, information services expense increased 8.0% or $111,000.

•                  FDIC assessment and other regulatory charges increased 41.6%, driven mainly by the $330,000 increase in the FDIC assessment related to CBT’s deposits.  Excluding CBT, FDIC assessment and other regulatory charges increased 7.1%.

•                  OREO expense and loan related expense decreased 25.5%, mostly driven by a lower net loss on property sold in legacy SCBT during the quarter.

•                  Business development and staff related expense increased 149.6%, or $549,000, driven by higher recruitment costs , employee travel expense, and training related expenses SCBT.

•                  Merger-related expense was $566,000 as a result of the CBT transaction and consisted of direct and incremental costs related to these integration activities.

Noninterest expense increased 47.4% during the nine months ended September 30, 2010 as compared to the same period in 2009.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 48.9%, driven mainly by $8.1 million contributed by CBT.  Excluding CBT, salaries and employee benefits expense increased 23.4% resulting from phasing in employee incentive compensation, the 401(k) match reinstated at a 50% match of contributions up to 4% of salary, the pension plan curtailment gain recorded in 2009, the addition of new employees during the year and general salary increases.

•                  Federal Home Loan Bank advances prepayment fee was incurred of $3.2 million, driven by the decision to completely pay off legacy SCBT’s FHLB advances.  Paying off the FHLB advances has allowed us to lower our cost of funds.

•                  Net occupancy expense increased 33.9%, driven by adding the expense from CBT which contributed $1.5 million for the period.  Excluding CBT, net occupancy expense would have increased slightly by 2.2%.

•                  Information services expense increased 62.7%, driven by adding the expense from CBT which contributed $2.1 million for the period.  Excluding CBT, information services expense would have increased 10.9%.

•                  FDIC assessment and other regulatory charges decreased 12.7%, driven by lower FDIC assessments as a result of the special assessment in 2009.

•                  OREO expense and loan related expense decreased 46.8%, mostly driven by a gain on a property sold in legacy SCBT during the first quarter of 2010 and lower losses during the third quarter of 2010 as compared to the comparable period in 2009.  Despite the gain in the first quarter and lower OREO expense in the third quarter, we believe that our OREO expense could continue to remain elevated and could rise as problem loans are foreclosed on and we dispose of these assets during the remainder of 2010 into 2011.

•                  Business development and staff related expense increased 100.3%, driven largely by higher recruitment costs related to hiring new employees at legacy SCBT.

•                  Professional fees increased 61.2%, driven by higher fees for auditing, accounting, legal, and consulting services.

Income Tax Expense

Our effective income tax rate increased to 36.0% for the nine months ended September 30, 2010, as compared to 34.0% for the comparable period of 2009.  The higher effective tax rate in 2010 reflects an increase related to the allocation of income to the state of Georgia, which has a higher tax rate than South Carolina and a decrease in tax free income as a percentage of pre-tax income.

Our effective income tax rate decreased to 30.8% for the quarter ended September 30, 2010 compared to 31.8% for the quarter ended September 30, 2009 due to lower pre-tax income and a greater proportion of tax exempt income which lowered the effective rate for the quarter.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends and additional common equity raised during 2009.  As of September 30, 2010, shareholders’ equity was $335.2 million, an increase of $52.4 million, or 18.5%, from $282.8 million at December 31, 2009.  The increase in shareholders’ equity largely resulted from the after-tax gain on acquisition of $62.5 million during the first quarter of 2010.  Shareholders’ equity increased $53.4 million, or 19.0%, from $281.8 million at September 30, 2009.  The increase reflects the gain on acquisition.  Our equity-to-assets ratio decreased to 9.28% at September 30, 2010 from 10.15% at the end of the comparable period of 2009.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
Capital Adequacy Ratios	2010	2009	2009

Tier 1 risk-based capital	13.36%	12.47%	12.28%
Total risk-based capital	15.27%	14.42%	14.22%
Tier 1 leverage	8.50%	9.89%	9.67%

Compared to December 31, 2009, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to the impact of the gain related to the FDIC-assisted acquisition of CBT, and the relatively modest growth of risk weighted assets.  Our Tier 1 leverage ratio decreased primarily because of the significant increase in average assets from the CBT acquisition during the first quarter of 2010.  This was consistent our expectations in connection with the acquisition.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Our total risk-based capital is determined by including $14.8 million of subordinated indebtedness.  In October of 2010, we repaid $3.0 million of this indebtedness, thereby, reducing our total risk-based capital by an estimated 13 basis points from 15.27% to 15.14% as of September 30, 2010.  We are currently evaluating fully repaying the remaining balance of this subordinated indebtedness which currently totals $11.8 million.  The impact of repaying the remaining balance of this indebtedness on total risk-based capital would lower the September 30, 2010 ratio by an additional 52 basis points to 14.62%.  There is no impact of repaying the subordinated indebtedness on our Tier 1 leverage ratio and Tier 1 risk-based capital.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses.  Our Asset Liability Management Committee (“ALCO”) is charged with monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix.  Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.  We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

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

On January 29, 2010, we acquired CBT in an FDIC-assisted deal which provided approximately $312.2 million in cash and cash equivalents at January 29, 2010.  Deposits in the amount of $1.0 billion were also assumed. Of this amount, $96.0 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $912.5 million of total deposits, or 90.5%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $200 million in run-off of time deposit account balances between the acquisition date and September 30, 2010.  Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

The FDIC-assisted acquisition of CBT was the largest contributing factor in the increase in our liquidity position at September 30, 2010 from our position at September 30, 2009.  On January 29, 2010, we acquired $80.6 million in cash and cash equivalents, excluding cash paid by the FDIC to consummate the acquisition, as well as $105.6 million of investment securities.  Total cash received and due from the FDIC was $231.6 million which included $73.6 million paid to our Bank to compensate for the liabilities assumed in excess of assets acquired and the $158.0 million asset discount bid.  We received $225.7 million in cash from the FDIC on February 1, 2010 and recorded a $5.9 million receivable due from the FDIC which will be a part of the final settlement with the FDIC.  We have not sold any of the acquired investment securities subsequent to the acquisition date; however, one GSE debt security of $1.0 million was called on February 19, 2010 at par.  The remaining securities provide periodic cash flows in the form of principal and interest payments.

Net of the acquisition, our legacy SCBT loan portfolio increased by approximately $49.0 million, or about 2.2%.  We also increased our liquidity position in May 2009 with the sale of 1,356,500 shares of our common stock in a public offering, resulting in net proceeds of $29.2 million.  Total cash and cash equivalents was $173.2 million at September 30, 2010 as compared to $104.9 million at December 31, 2009 and $175.4 million at September 30, 2009.

At September 30, 2010 and 2009, we had no brokered deposits.  Total deposits increased 42.0% to $3.0 billion resulting from the CBT acquisition; however, excluding CBT, total deposits increased $157.8 million, or 7.4%.  Excluding CBT, we increased our noninterest-bearing deposit balance by $51.6 million, or 15.4%, at September 30, 2010 as compared to the balance at September 30, 2009.  Federal funds purchased and securities sold under agreements to repurchase decreased $47.7 million, or 22.5%, from the balance at September 30, 2009; and decreased $13.4 million, or 7.5%, from the balance at December 31, 2009.  Other borrowings declined by $81.9 million, or 56.8%, from September 30, 2009 due to the repayment of all FHLB borrowings.  During the first quarter of 2010, we repaid the FHLB $162.8 million which includes FHLB advances acquired in the FDIC-assisted acquisition of CBT.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our bank’s federal funds sold position, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity.  At September 30, 2010, our bank had total federal funds credit lines of $320.0 million with no outstanding advances.  If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2010, our bank had $44.0 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2010, our bank had a total FHLB credit facility of $191.7 million with total outstanding letters of credit consuming $16.7 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2010, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $87.0 million at September 30, 2010.  Based on these criteria, we had two such credit concentrations in our legacy SCBT portfolio at September 30, 2010, including $270.1 million of loans to borrowers engaged in other activities related to real estate and $106.0 million of loans to religious organizations.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009, the matters described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and the following:

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

•                  Regulatory change risk resulting form new laws, rules, regulations, prescribed practices or ethical standards;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2010 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the risk factors in our Annual Report on Form 10-K, and the other information set forth in this Form 10-Q, the following amended risk factor related to the passage of the Dodd-Frank Act should also be considered.  Such risks could materially affect our business, financial condition, or future results, and are not the only risks we face.  Additional risks and uncertainties not currently known to us, or that management believes to be immaterial, also may materially adversely afftect our business, financial condition, or operating results.

We are exposed to further changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced into the Congress of the United States, the General Assembly of the State of South Carolina, North Carolina and Georgia, respectively.  The agencies regulating the financial services industry also periodically adopt changes to the regulations.   Examples of recent legislative and regulatory actions include without limitation the following.  On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae), has been placed into conservatorship under the control on the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008, the U.S. Treasury announced CPP, a component of TARP, authorized by EESA.  On February 17, 2009, the Recovery Act was signed into law.  In November 2009, the FDIC announced final rules to require FDIC insured banks to prepay both their fourth quarter assessment and the next three years assessment by December 31, 2009.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, which establishes comprehensive regulatory framework that will affect every financial institution in the United States.  The Dodd Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced capital requirements, and provisions designed to protect consumers in financial transactions.  Regulatory agencies will implement new regulations in the future that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s affect on our business.  We are in the process of evaluating this new legislation and determining the extent to which it will affect our current and future operations.  However, the manner and degree to which it affects our business will be determined in large measure by the content of the implementing regulations promulgated by our financial regulator.  Accordingly, at the present time we cannot fully assess the impact that the Dodd Frank Act will have on us.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	—	$—	—	147,872
August 1 - August 31	—	—	—	147,872
September 1 - September 30	—	—	—	147,872

Total	—		—	147,872

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

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2010	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: November 9, 2010	/s/ Donald E. Pickett
Donald E. Pickett
Executive Vice President and
Chief Financial Officer

Date: November 9, 2010	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer