Form 10-K
period 2010-12-31
SCBT FINANCIAL CORP
filed 2011-03-16
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $428,423,000 based on the closing sale price of $35.22 per share on June 30, 2010. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 9, 2011 was 13,958,824.

Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SCBT Financial Corporation
Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders.

Forward-Looking Statements

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan,""predict,""should," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under "Risk Factors."

 PART I

Item 1.    Business.

        SCBT Financial Corporation ("SCBT"), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We were formerly named First National Corporation until February 2004. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiary, SCBT, N.A. (which we sometimes refer to as "our bank" or "the bank"), a national bank that opened for business in 1934. We operate as South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont ("Piedmont"), North Carolina Bank and Trust ("NCBT"), Community Bank and Trust ("CBT"),and Habersham Bank ("Habersham"). Piedmont, NCBT, CBT, and Habersham are divisions of SCBT, N.A.

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

        Our bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 46 financial centers in 17 South Carolina counties, 3 financial centers in Mecklenburg County of North Carolina, and 27 financial centers in 10 counties in Northeast Georgia. Our bank has served the Carolinas for more than seventy-six years. At December 31, 2010, we had approximately $3.6 billion in assets, $2.6 billion in loans, $3.0 billion in deposits, $330.0 million in shareholders' equity, and market capitalization of $419.0 million.

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

        In recent years, we have continued to grow our business in South Carolina, and have expanded into North Carolina and Georgia, as highlighted below:

  •
  Subsequent to year-end on February 18, 2011—acquired all of the deposits, certain other borrowings, and certain assets of Habersham , a full service Georgia-state-chartered community bank headquartered in Clarkesville, Georgia in a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction. The transaction added 8 banking locations in Northeast Georgia. Habersham operates as a division of SCBT, N.A.

  •
  November 2010—Spartanburg Wealth Management office expanded its services to include a full-service branch.

  •
  January 29, 2010—acquired all of the deposits excluding brokered deposits, certain other borrowings, and certain assets of CBT, a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in a FDIC-assisted transaction. The transaction initially added 38 locations, including 36 banking, 1 trust office, and 1 loan production office ("LPO") in North Georgia. CBT operates as a division of SCBT, N.A.

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

Withstanding Market Turbulence

        Despite the turbulence in financial markets and the financial services industry, we believe that our credit quality measures continue to outperform those of the majority of our primary competitors in North and South Carolina and Georgia. We attribute this historical performance to sound credit underwriting and risk selection, as well as our approach of hiring experienced financial services professionals in the markets in which we operate. Generally, hiring bankers in the markets in which we operate has enabled us to further our growth without experiencing significant credit quality related losses like many other financial institutions of similar size or that operate in our market areas.

Available Information

        We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") on our website at www.scbtonline.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the "SEC"). These filings are also accessible on the SEC's website at www.sec.gov. In addition, we make available on our website the following: (i) Corporate Governance Guidelines, (ii) Code of Conduct & Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, and Corporate Governance & Nominating Committees of our board of directors. These materials are available in a printed format free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, SCBT Financial Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, http://www.scbtonline.com/filings. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

        We serve customers and conduct our business through the Bank from seventy-six financial centers in seventeen South Carolina counties, Mecklenburg County of North Carolina, and ten northeast Georgia counties. Piedmont, NCBT, and CBT are divisions of SCBT, N.A. Piedmont operates from six financial centers in two South Carolina counties; NCBT operates from three financial centers in Mecklenburg County of North Carolina; and CBT operates from twenty-seven financial centers in ten Northeast Georgia counties. Subsequent to year-end on February 18, 2011, we continued our expansion into Northeast Georgia with the acquisition of all of the deposits (excluding brokered deposits), certain other borrowings, and certain other assets of Habersham. SCBT currently operates from eight locations in six Northeast Georgia counties as Habersham Bank, a division of SCBT, N.A.

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

Employees

        As of December 31, 2010, our bank had 1,015 full-time equivalent employees compared to 700 as of the same date in 2009. We consider our relationship with our employees instrumental to the success of our business. We provide our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition), and a 401(k) plan with employer match. Effective July 1, 2009, the Company suspended the accrual of benefits for plan participants under the non-contributory defined benefit plan. Effective April 1, 2009, we temporarily suspended the employer match contribution to all participants in the plan. Effective January 1, 2010, we reinstated the employer match so that participating employees would receive a 50% matching of their 401(k) plan contribution, up to 4% of salary.

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

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our bank is organized as a national banking association. It is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, SCBT and our Bank are subject to regulation (and in certain cases examination) by the FDIC, other federal regulatory agencies, the South Carolina State Board of Financial Institutions (the "State Board"), the North Carolina Office of the Commissioner of Banks, and the Georgia Department of Banking and Finance. The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and its subsidiary bank.

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

        North Carolina opted-in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks (including national banks with their home office in North Carolina) to establish de novo branches in that home state under substantially the same terms as allowed in North Carolina. Because some states impose greater limits on de novo branching by out-of-state banks, this provided a limited barrier of entry into the North Carolina banking market. Georgia has not opted-in to the provision allowing out-of-state banks to branch into their state. Therefore, interstate merger has been the only method through which a bank located outside of Georgia may branch into Georgia, which in effect has provided a limited barrier of entry into the Georgia banking market.

        On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina, North Carolina, and Georgia. This change effectively permits out-of-state banks to open de nova branches in states where the laws of the state where the de nova to be opened would permit a bank chartered by that sate to open a de nova branch.

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

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance (see page 16, "Insurance of Deposits");

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable. During the second quarter of 2009, we repurchased from the U.S. Treasury the preferred stock and common stock warrant that we issued to it on January 16, 2009 (see below and "Note 30—Participation in U.S. Treasury Capital Purchase Program" on page F-70);

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

  •
  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds ("PPIFs") to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S.Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers. As of September 30, 2010, the PPIFs had completed their fundraising have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

  •
  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

  •
  In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. See page 16 under "Insurance of Deposits" for more information.

  •
  In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

  •
  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

  •
  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

  •
  Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

  •
  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

  •
  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

  •
  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

    •
    Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

    •
    Eliminate the Office of Thrift Supervision ("OTS") one year from the date of the new law's enactment. The OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

  •
  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is March 31, 2011.

  •
  Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III"). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

  •
  In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee ("FOMC"), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

  •
  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the

    Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September. In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio ("DRR") to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC's comprehensive, long-range management plan for the DIF. On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

  •
  On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts ("IOLTAs"). IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

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

Capital Adequacy

        The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). Tier 3 capital consists primarily of qualifying unsecured subordinated debt. A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 Capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to average total assets ratio constitutes the leverage standard for bank holding companies and national banks, and is used in conjunction with the risk based ratio in determining the overall capital adequacy of banking organizations.

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

        As of December 31, 2010 and 2009, SCBT and our subsidiary bank had the following leverage ratios and total risk-based capital ratios:

	December 31,
(In percent)	2010	2009
Tier 1 Leverage Ratios
SCBT Financial Corporation	8.48	9.89
SCBT, N.A.	8.38	9.79
Total Risk-Based Capital
SCBT Financial Corporation	14.60	14.42
SCBT, N.A.	14.43	14.28

        Provisions within the Dodd-Frank Act will require institutions that had more than $15 billion in assets on December 31, 2009, will no longer be able to include trust preferred securities ("TRUPs") as Tier 1 capital beginning in 2013. One third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as SCBT, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot issue new capital TRUPs.

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

        The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, an institution will be categorized as:

  •
  "Well-capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

  •
  "Adequately-capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as well-capitalized.

  •
  "Undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.

  •
  "Significantly-undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.

  •
  "Critically-undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

        The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts in excess of the bank's allowance for loan losses ("ALLL"). Further, if in the opinion of the OCC a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and a hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Insurance of Deposits

        Deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $1.3 million to the FDIC during the second quarter of 2009.

        In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods. The prepayment does not immediately impact expense levels during 2009, but does impact our liquidity. At December 31, 2010, the Company had a prepaid assessment to the FDIC of $7.1 million compared to $11.2 million at December 31, 2009. As a result of these factors, our FDIC general assessment rates in 2009 increased.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2010 equaled 5.765 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Incentive Compensation

        In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

        The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Proposed Legislation and Regulatory Action

        From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

Executive Officers of SCBT

        Executive officers of SCBT are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions with SCBT over the past five years, and terms of office as of March 1, 2011, are as follows:

Name (age)	Position and Five Year History with SCBT	With SCBT Since
Robert R. Hill, Jr. (44)	President, Chief Executive Officer and Director President and Chief Operating Officer of South Carolina Bank and Trust (1999–2004)	1995
John C. Pollok (45)	Senior Executive Vice President and Chief Operating Officer Chief Financial Officer (2007–2010)	1996
Donald E. Pickett (50)	Executive Vice President and Chief Financial Officer	2010
Joseph E. Burns (56)	Senior Executive Vice President and Chief Risk Officer Chief Credit Officer (2000–2009)	2000
John F. Windley (58)	President and Chief Banking Officer, South Carolina Bank and Trust Regional President, South Carolina Bank and Trust (2002–2006)	2002
Renee R. Brooks (41)	Corporate Secretary and Chief Administrative Officer Corporate Secretary and Retail & Commercial Banking Officer (2009–2010) Commercial Department Manager—SCBT of the Piedmont (2005–2009)	1996

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

        Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2011. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently permanently increased to $250,000 under the Dodd-Frank Act.

        On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the Recovery Act was signed into law on February 17, 2009 and includes among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

        On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S. The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions. Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

  •
  a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

  •
  increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

  •
  the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

  •
  the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

        Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. We cannot predict the actual effects of EESA, ARRA, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2010, we had approximately 13,164 of non-acquired loans secured by real estate with an average loan balance of approximately $152,000. At December 31, 2010, we had approximately 25,865 total non-acquired loans with an average loan balance of approximately $88,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

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

        As of December 31, 2010, our outstanding commercial real estate loans were equal to 218.8% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Our business is predominately in three states, South Carolina, Mecklenburg County of North Carolina, and Northeast Georgia; therefore, continuation of the economic downturn in South Carolina, this North Carolina County, and Northeast Georgia could negatively impact results from operations and our financial condition.

        Because of our concentration of business in the Southeast, continuation of the economic downturn in this region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in these regions, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our non-covered loan portfolio is secured by real estate. As of December 31, 2010, approximately 87.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward significantly. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers' ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in an impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. As a result, we incurred higher charge-offs in 2009 and 2010 and increased our allowance for loan losses during these periods to address the probable credit risks inherent within our loanportfolio. Further deterioration in the real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition, and results of operations.

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

        In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and branch locations to expand SCBT, including potential acquisitions of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. Our acquisition activities could be material to SCBT. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders' ownership interest in SCBT. These activities could require us to use a substantial amount of cash or other liquid assets and to incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

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

        If we do not successfully manage these risks, our acquisition activities could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions requires us, through our bank subsidiary, to enter into a Purchase & Assumption Agreement (the "P&A Agreement") with the FDIC. The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is extremely limited. P&A Agreements typically provide for limited disclosure about, and limited indemnification for, risks associated with the target banks (as did the P&A Agreement related to our acquisition of deposits (excluding brokered deposits), certain other borrowings and certain assets from CBT and Habersham). There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses in connection with any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. In any future P&A Agreements, we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank's assets acquired are less than a stated threshold. The P&A Agreements related to our acquisitions of deposits (excluding brokered deposits), certain borrowings and certain assets from CBT and Habersham include such a true-up provision.

        In addition, the FDIC bid process for failed depository institutions is competitive. We cannot provide any assurances that we will be successful in bidding for any target bank or for other failed depository institutions in the future.

We may be exposed to difficulties in combining the operations of acquired businesses such as those of Habersham Bank in Northeast Georgia into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business, such as the business of Habersham, in which we assumed all deposits (excluding brokered deposits) and purchased certain other assets on February 18, 2011 through an FDIC-assisted transaction. In addition, the markets and industries in which SCBT and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to SCBT not achieving the expected benefits from its acquisitions within desired time frames.

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

        Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2010, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.6% increase in net interest income—as compared with a base case unchanged interest rate environment. As a result of the current rate environment with federal funds rates between zero and 25 basis points, our simulation does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is slightly asset sensitive to the indicated change in interest rates over a one-year horizon.

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

        As a member institution of the FDIC, we are required to amortize into expense the three year prepayment of FDIC assessments which was levied at the end of 2009. The Company's deposit insurance assessments expense totaled $4.7 million for the year ended December 31, 2010. Compared to the year ended December 31, 2009, the deposit insurance assessment expense was $5.0 million, including a one-time special assessment of $1.3 million. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the FDIC's new liquidity guarantee program, the deposit insurance premium assessments paid by all banks has increased. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank. At December 31, 2009, the Company prepaid to the FDIC $11.2 million under the November 2009 final rule requiring a prepayment of the next three years' assessments. The remaining unamortized amount was carried as a prepaid asset as of December 31, 2010, and totaled approximately $7.1 million.

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

        We are subject to Federal Reserve Board regulation. Our bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the OCC, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank ("FHLB"), our bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our bank under these laws could have a material adverse effect on our results of operations.

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

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America, the General Assembly of the State of South Carolina, the General Assembly of the State of North Carolina, and the General Assembly of the State of Georgia. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury announced its CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. One of the provisions of the Dodd-Frank Act amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The interchange fee provisions under the Dodd-Frank Act provide an exception for institutions with less than $10 billion in assets. While SCBT would not be subject to the interchange fee restrictions, it could negatively impact bank card services income if the reductions that are required of larger banks cause industry wide reductions of swipe fees. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank" above.

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

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2010, we had 12,793,823 shares of common stock outstanding and had reserved for issuance 386,207 shares underlying options that are or may become exercisable at an average price of $29.02 per share. In addition, as of December 31, 2010, we had the ability to issue 155,634 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. As of December 31, 2010, we had no shares of preferred stock outstanding. Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

        Subsequent to year-end, the Company entered into a Securities Purchase Agreement, effective as of February 18, 2011, with accredited institutional investors, pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the "Private Placement"). The proceeds to the Company from the Private Placement were $34.7 million, net of approximately $315,000 in issuance costs. The Private Placement was completed on February 18, 2011, and was contingent on a successful bid for Habersham.

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

        As of December 31, 2010, we had outstanding options to purchase 386,207 shares of our common stock at a weighted average exercise price of $29.02 per share. All of these options are held by our current or former executive officers, directors, and employees. Also, as of December 31, 2010, we had the ability to issue options and restricted stock to purchase an additional 155,634 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of our shareholders' ownership of our common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The Midlands region lead branch of SCBT, N.A., is also located in this approximately 57,000 square-foot building. The main offices of SCBT, N.A. are in a four-story facility with approximately 48,000 square feet of space for operating and administrative purposes, located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. NCBT, a division of SCBT, N.A., leases approximately 13,000 square feet in a building located at 6525 Morrison Boulevard, Charlotte, North Carolina. The main offices of CBT, a division of SCBT, N.A., are located in a 12,000 square-foot facility at 448 North Main Street, Cornelia, Georgia. Including these main locations, our bank owns fifty-one properties and leases forty-five properties, all of which are used, substantially, as branch locations or for housing other operational units in North and South Carolina and Georgia.

        Subsequent to year-end, on February 18, 2011, we entered into a purchase and assumption agreement ("P&A Agreement") with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank. The main offices of Habersham Bank are located in an 11,000 square-foot facility at 1151 Washington Street, Clarkesville, Georgia. The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham Bank as a part of the P&A Agreement. However, the Bank has the option to purchase the real estate, furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the P&A Agreement.

        Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3.    Legal Proceedings.

        As of December 31, 2010 and the date of this form 10-K, we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in our ordinary course of business.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  (a)
  The table below describes historical information regarding our common equity securities:

	2010	2009	2008	2007	2006
Stock Performance
Dividends per share	$0.68	$0.68	$0.68	$0.68	$0.68
Dividend payout ratio	16.43%	74.66%	40.93%	29.17%	30.88%
Dividend yield (based on the average of the high and low for the year)	1.98%	2.67%	1.90%	1.94%	1.81%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	8.03x	37.42x	22.70x	13.65x	19.39x
Price/book ratio (end of year)	1.27x	1.25x	1.58x	1.50x	2.25x
Common Stock Statistics
Stock price ranges:
High	$41.03	$34.37	$45.24	$40.84	$42.93
Low	27.59	16.53	26.25	28.29	32.38
Close	32.75	27.69	34.50	31.67	41.73
Volume traded on exchanges	9,948,300	11,219,700	8,098,600	4,359,700	2,510,900
As a percentage of average shares outstanding	77.91%	92.07%	75.65%	42.91%	28.89%
Earnings per share, basic	$4.11	$0.74	$1.53	$2.33	$2.17
Earnings per share, diluted	4.08	0.74	1.52	2.32	2.15
Book value per share	25.79	22.20	21.77	21.17	18.57

        In reference to the table above, per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on March 9, 2007. Also, we pay cash dividends on common shares out of earnings generated by SCBT in the preceding quarter; therefore, our dividend payout ratio is calculated by dividing total dividends paid during 2010 by the total net income available to common shareholders reported in the fourth quarter of 2009, first quarter of 2010, second quarter of 2010 and third quarter of 2010.

Quarterly Common Stock Price Ranges and Dividends

	Year Ending December 31, 2010			Year Ending December 31, 2009
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$38.78	$27.59	$0.17	$34.37	$16.53	$0.17
2nd	41.03	32.78	0.17	26.76	19.68	0.17
3rd	35.36	28.28	0.17	28.83	20.58	0.17
4th	32.86	29.84	0.17	28.36	25.14	0.17

        As of March 9, 2011, we had issued and outstanding 13,958,824 shares of common stock which were held by approximately 5,500 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol "SCBT."

        We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our bank subsidiary. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of our bank's respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2010, approximately $58.4 million of our bank's retained earnings were available for distribution to SCBT as dividends without prior regulatory approval. For the year ended December 31, 2010, our bank paid dividends of approximately $8.7 million to SCBT. We anticipate that we will continue to pay comparable cash dividends from our bank to SCBT in the future, however, this is evaluated each quarter.

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2010:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	*	$—	—	147,872
November 1 – November 30	201	*	30.91	—	147,872
December 1 – December 31	1,619	*	31.62	—	147,872

Total	1,820			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for SCBT Financial Corporation:

(Dollars in thousands, except per share)	2010	2009	2008	2007	2006
Balance Sheet Data Period End
Assets	$3,594,791	$2,702,188	$2,766,710	$2,597,183	$2,178,413
Loans covered under loss share agreements	321,038	—	—	—	—
Non-acquired loans	2,296,200	2,203,238	2,316,076	2,083,047	1,760,830
Loans, net of unearned income*	2,617,238	2,203,238	2,316,076	2,083,047	1,760,830
Investment securities	237,912	211,112	222,227	258,309	210,391
FDIC receivable for loss share agreements	212,103	—	—	—	—
Goodwill and other intangible assets	72,605	65,696	66,221	65,618	35,679
Deposits	3,004,148	2,104,639	2,153,274	1,927,889	1,706,715
Nondeposit borrowings	237,995	306,139	349,870	440,046	293,521
Shareholders' equity	329,957	282,819	244,928	215,065	161,888
Number of common shares outstanding	12,793,823	12,739,533	11,250,603	10,160,432	8,719,146
Book value per common share	25.79	22.20	21.77	21.17	18.57
Tangible book value per common share	20.12	17.04	15.88	14.71	14.47
Annualized Performance Ratios
Return on average assets	1.43%	0.48%	0.58%	0.95%	0.97%
Return on average equity	15.45	4.66	7.00	12.42	12.72
Return on average tangible equity	20.12	6.18	10.26	16.28	16.83
Net interest margin (taxable equivalent)	4.00	4.05	3.83	3.85	3.91
Efficiency ratio	46.68	61.17	63.17	65.31	63.80
Dividend payout ratio	16.43	74.66	40.93	29.17	30.88
Asset Quality Ratios
Allowance for loan losses to period end loans**	2.07%	1.70%	1.36%	1.28%	1.29%
Allowance for loan losses to period end nonperforming loans**	68.71	75.38	211.34	419.22	492.14
Nonperforming assets to period end loans and repossessed assets**	3.74	2.40	0.91	0.33	0.30
Nonperforming assets to period end total assets**	2.41	1.96	0.76	0.27	0.24
Net charge-offs to average loans**	1.99	0.92	0.26	0.13	0.16
Capital Ratios
Equity to assets	9.18%	10.47%	8.85%	8.28%	7.43%
Tangible equity to tangible assets	7.31	8.24	6.62	5.90	5.89
Tier 1 leverage ratio	8.48	9.89	8.54	8.42	8.11
Tier 1 risk-based capital	13.34	12.47	10.42	9.64	10.11
Total risk-based capital	14.60	14.42	12.34	10.89	11.36
Other Data
Number of financial centers	76	48	50	50	45
Number of employees (full-time equivalent basis)	1,015	700	692	701	634

*
—Excludes loans held for sale.

**
—Excludes assets covered under FDIC loss share agreements.

        The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

	2010	2009	2008	2007	2006
Tangible book value per common share
Tangible book value per common share (non-GAAP)	$20.12	$17.04	$15.88	$14.71	$14.47
Effect to adjust for tangible assets	5.67	5.16	5.89	6.46	4.10

Book value per common share (GAAP)	25.79	22.20	21.77	21.17	18.57

Return on average tangible equity
Return on average tangible equity (non-GAAP)	20.12%	6.18%	10.26%	16.28%	16.83%
Effect to adjust for tangible assets	(4.67)	(1.52)	(3.26)	(3.86)	(4.11)

Return on average equity (GAAP)	15.45	4.66	7.00	12.42	12.72

Tangible equity to tangible assets
Tangible equity to tangible assets (non-GAAP)	7.31%	8.24%	6.62%	5.90%	5.89%
Effect to adjust for tangible assets	1.87	2.23	2.23	2.38	1.54

Equity to assets (GAAP)	9.18	10.47	8.85	8.28	7.43

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

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2010	2009	2008	2007	2006
Summary of Operations
Interest income	$155,354	$141,798	$156,075	$149,199	$127,808
Interest expense	32,737	37,208	60,298	68,522	54,281

Net interest income	122,617	104,590	95,777	80,677	73,527
Provision for loan losses	54,282	26,712	10,736	4,384	5,268

Net interest income after provision for loan losses	68,335	77,878	85,041	76,293	68,259
Noninterest income	137,735	26,246	19,049	27,359	23,962
Noninterest expense	125,242	83,646	79,796	71,402	62,132

Income before provision for income taxes	80,828	20,478	24,294	32,250	30,089
Provision for income taxes	28,946	6,883	8,509	10,685	10,284

Net income	51,882	13,595	15,785	21,565	19,805
Preferred stock dividends	—	1,115	—	—	—
Accretion on preferred stock discount	—	3,559	—	—	—

Net income available to common shareholders	$51,882	$8,921	$15,785	$21,565	$19,805

Earnings Per Common Share
Net income available to common shareholders, basic	$4.11	$0.74	$1.53	$2.33	$2.17
Net income available to common shareholders, diluted	4.08	0.74	1.52	2.32	2.15
Cash dividends	0.68	0.68	0.68	0.68	0.68

        In reference to the table above, net income per share data have been retroactively adjusted to give effect to 5% common stock dividend paid to shareholders of record on March 9, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes SCBT Financial Corporation and its subsidiary's results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009, and also analyzes our financial condition as of December 31, 2010 as compared to December 31, 2009. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

        We achieved a record net income available to common shareholders of $51.9 million during 2010 compared to $8.9 million in 2009, due to the $62.5 million after-tax gain on the acquisition of CBT. We continued to experience pressures from the deteriorating U.S. economy and the economies in our markets. The gain from the CBT acquisition was offset by a $27.6 million increase in the provision for loan losses and a $41.6 million increase in noninterest expenses. Consolidated net income available to common shareholders increased 481.6%, or $43.0 million. In 2009, net income was reduced by $4.7 million in preferred stock dividends and accretion on preferred stock discount related to repurchasing the preferred stock from the U.S. Treasury in the second quarter of 2009. Diluted earnings per share increased 451.4% to $4.08 for the year ended December 31, 2010 as compared to $0.74 for the year ended December 31, 2009. Our net interest income increased 17.2% to $122.6 million related to the addition of loans and securities from the CBT acquisition, and declines in interest rates paid on deposits as certificates of deposit balances re-priced lower during the year. Interest income increased 9.6% while interest expense decreased 12.0% for the year ended December 31, 2010 compared to the same period in 2009.

        Non-acquired nonperforming assets ("NPAs") increased to $86.5 million at December 31, 2010 up from $52.9 million at December 31, 2009. NPAs as a percentage of loans and repossessed assets increased to 3.74% at December 31, 2010 as compared to 2.40% at December 31, 2009 and 3.80% at September 30, 2010. NPAs to total assets at December 31, 2010 were 2.41% compared to 1.96% at the end of 2009 and 2.39% at the end of the third quarter of 2010. The increase continues to reflect the pressure within the real estate market and within the U.S. economy as a whole. The allowance for loans losses represented 2.07% of total non-acquired period-end loans at $47.5 million. The current allowance for loan losses provides 0.69 times coverage of period-end non-acquired nonperforming loans. Nonperforming loans totaled $69.1 million, representing 3.01% of period-end loans (non-acquired).

        Our noninterest income increased during 2010 by $111.5 million, resulting primarily from the gain on the acquisition of CBT of $98.1 million. The remaining $13.4 million increase resulted from an $11.9 million increase from the addition of the CBT branches and $1.5 million increase in legacy SCBT noninterest income. Our noninterest expense increased during 2010, resulting from the acquisition of CBT branches by $22.6 million; and by $19.0 million due to the following: the prepayment fee paid to the FHLB on advances paid off of $3.2 million, merger expenses of $5.5 million, increase in personnel cost of $9.2 million, including a $1.1 million group insurance termination fee, and increase in business development of $1.3 million. Our efficiency ratio was 46.7% at December 31, 2010 as compared to 61.2% at December 31, 2009. This lower ratio was the result in the large gain from the CBT acquisition. On an adjusted basis for December 31, 2010, the efficiency ratio was 67.9% excluding the gain from the CBT transaction, merger cost, prepayment fee on FHLB advances, and the termination fee on group insurance.

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

        We continue to remain well-capitalized with a total risk-based capital ratio of 14.60% as of December 31, 2010. The increase from the prior year reflected the acquisition gain of $98.1 million recorded on the CBT acquisition. We believe our current capital ratios position us well during this time of continued economic uncertainty.

        At December 31, 2010, we had $3.6 billion in assets and 1,015 full-time equivalent employees. Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

        Subsequent to year-end, on February 18, 2011, the Company entered into a purchase and assumption ("P&A") agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham, a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia. Habersham operated 8 branches in the Northeast region of Georgia. Excluding the effects of purchase accounting, the Company acquired $387.7 million in total assets, including loans of $223.7 million, and $384.8 million in total liabilities, including $339.9 million in deposits, based on December 31, 2010 unaudited balances. Pursuant to the P&A agreement, SCBT, N.A. received a discount of $38.3 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and SCBT, N.A. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses. The loss sharing agreement applicable to single family residential mortgage loans provides for loss sharing with the FDIC for up to ten years, and for commercial loans and other covered assets provides for loss sharing for up to five years with the FDIC. The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham as a part of the P&A agreement. However, the Company has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the acquisition.

        Subsequent to year-end, the Company entered into a Securities Purchase Agreement, effective as of February 18, 2011, with accredited institutional investors, pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the "Private Placement"). The proceeds to the Company from the Private Placement were $34.7 million, net of approximately $315,000 in issuance costs. The Private Placement was completed on February 18, 2011, and was contingent on a successful bid for Habersham.

Recent Government Actions

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

Allowance for Loan Losses

        The allowance for loan losses reflects the estimated losses that will result from the inability of our bank's borrowers to make required loan payments. In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards. Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses. See "Allowance for Loan Losses" in this MD&A and "Allowance for Loan Losses" in Note 1 and "Loans and Allowances for Loan Losses" in Note 5 to the audited consolidated financial statements for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Other Real Estate Owned ("OREO")

        OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

        Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

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

        Our stock price has historically traded above its book value and tangible book value. During 2010, the lowest trading price for our stock was $27.59, and the stock price closed on December 31, 2010 at $32.75, above book value and tangible book value. In the event our stock were to trade below its book value at any time during the reporting period, we would perform an evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. We evaluated the carrying value of goodwill as of April 30, 2010, our annual test date, and determined that no impairment charge was necessary. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary. At December 31, 2010, we are in a deferred tax liability position which resulted from the acquisition gain recorded in 2010. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2010.

Other-Than-Temporary Impairment ("OTTI")

        We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. See page 55 "Available-for-sale" for further discussion.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

        We account for acquisitions under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.

        In accordance with FASB ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.

        For further discussion of the Company's loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions to the audited condensed consolidated financial statements and Note 5—Loans and Allowance for Loan Losses.

Recent Accounting Standards and Pronouncements

        For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled "Summary of Significant Accounting Policies."

Results of Operations

        Consolidated net income available to common shareholders increased by $43.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase reflects the acquisition gain recorded on the CBT acquisition and improved net interest income offset by a higher provision for loan losses and higher noninterest expenses throughout the year. Below are key highlights of our results of operations during 2010:

  •
  Consolidated net income available to common shareholders increased 481.7% to $51.9 million in 2010 compared with $8.9 million in 2009 and $15.8 million in 2008, which reflects a decrease of 43.5% in 2009 compared to 2008.

  •
  Basic earnings per common share increased 455.4% to $4.11 in 2010 compared with $0.74 in 2009 and $1.53 in 2008.

  •
  Diluted earnings per common share increased 451.4% to $4.08 in 2010 compared with $0.74 in 2009 and $1.52 in 2008.

  •
  Book value per common share was $25.79 at the end of 2010, an increase from $22.20 at the end of 2009 and $21.77 at the end of 2008.

  •
  Return on average assets increased to 1.43% in 2010, compared with 0.48% in 2009 and 0.58% in 2008. Our return on average assets was affected by an increase in average total assets and net income caused primarily by the $98.1 million acquisition gain on the CBT acquisition partially offset by a 103.2% increase in the provision for loan losses for the year ended December 31, 2010 compared to December 31, 2009.

  •
  Return on average shareholders' equity increased to 15.45% in 2010, compared with 4.66% in 2009 and 7.00% in 2008. The increase reflected the significant impact of higher net income for the year ended December 31, 2010 from the CBT acquisition gain.

  •
  Our dividend payout ratio decreased to 16.43% for the year ended December 31, 2010 compared with 74.66% in 2009 and 40.93% in 2008. The decrease from 2009 to 2010 reflects higher net income available to common shareholders for the year ended December 31, 2010 due to the acquisition gain recorded on the FDIC-assisted acquisition of CBT. See the paragraph in Item 5.a. on page 35 for more information on the calculation of the Company's dividend payout ratio.

  •
  Our equity to assets ratio decreased to 9.18% at December 31, 2010 compared with 10.47% in 2009, and increased compared with 8.85% in 2008.

        The higher provision for loan losses for the year ended December 31, 2010 as compared to the same period in 2009 was partially offset by the higher net interest income. The impacts of the CBT acquisition and a decline in the average rate of interest-bearing liabilities of 53 basis points were the main drivers causing net interest income to increase by $18.0 million, or 17.2%, during 2010. The average yield on interest-earning assets declined by 44 basis points; however, the growth in the average balance of interest-earning assets of $498.5 million, or 19.1%, drove total interest income to increase by

$13.6 million, or 9.6%. The higher total interest income resulted from the increase in average interest-earning assets due to the CBT acquisition, partially offset by the decline in the average yield on the loan portfolio during a falling interest rate environment. The average balance of interest-earning liabilities grew by $608.4 million, or 28.0%; however, the 102 basis point decline in the average rate on certificates and other time deposits drove total interest expense to decrease by $4.5 million, or 12.0%. Overall, the higher net interest income was largely a result of the impact of the CBT acquisition and average rates on interest-bearing liabilities declining more quickly than average yields on interest-earning assets.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2010 and 2009.

Table 1—Quarterly Results of Operations (unaudited)

	2010 Quarters				2009 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$39,789	$39,249	$39,112	$37,204	$34,473	$35,020	$35,857	$36,448
Interest expense	7,974	8,238	7,952	8,573	7,281	8,639	9,838	11,450

Net interest income	31,815	31,011	31,160	28,631	27,192	26,381	26,019	24,998

Provision for loan losses	10,667	10,328	12,509	20,778	10,158	6,990	4,521	5,043
Noninterest income	13,256	11,830	11,028	101,621	5,763	5,591	7,761	7,131
Noninterest expense	33,746	29,932	28,984	32,580	20,624	21,797	21,038	20,187

Income before income taxes	658	2,581	695	76,894	2,173	3,185	8,221	6,899
Income taxes	99	794	120	27,933	654	1,014	2,836	2,379

Net income	559	1,787	575	48,961	1,519	2,171	5,385	4,520
Preferred stock dividends	—	—	—	—	—	—	450	665
Accretion on preferred stock discount	—	—	—	—	—	—	3,410	149

Net income available to common shareholders	$559	$1,787	$575	$48,961	$1,519	$2,171	$1,525	$3,706

Earnings Per Common Share
Net income available to common shareholders, basic	$0.04	$0.14	$0.05	$3.89	$0.12	$0.17	$0.13	$0.33
Net income available to common shareholders, diluted	0.04	0.14	0.05	3.86	0.12	0.17	0.13	0.33
Cash dividends	0.17	0.17	0.17	0.17	0.17	0.17	0.17	0.17

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

        The Federal Reserve's Federal Open Market Committee's Fed funds remained at a target range of zero to 0.25% for the year ended December 31, 2010. We continued to reduce rates on all of our deposit products in early 2010 in line with the historically low Fed funds target. The reductions in the rates on interest-bearing liabilities contributed to higher net interest income for 2010 as compared to 2009. The repricing of our certificates of deposits to lower interest rates drove interest expense lower by $6.5 million for the year ended December 31, 2010. While the average balance of certificates of deposits grew by $242.8 million due to the acquisition of CBT during 2010, the ending balance increased $266.4 million from the balance at December 31, 2009. Interest expense from other borrowings also declined by $2.4 million in 2010 compared to 2009, due to the repayment of all FHLB advances in the first quarter of 2010 and repayment of subordinated indebtedness of $15.0 million during the fourth quarter of 2010. Offsetting the decrease from certificates of deposits and other borrowings was an increase of $4.3 million in interest expense on the $365.6 million increase in average balances of all other deposit categories. The average rates on interest-bearing liabilities adjusted downward more quickly than the decrease in average yields on interest-earning assets.

        Net interest income highlighted for the year ended December 31, 2010:

  •
  Net interest income increased by $18.0 million, or 17.2%, to $122.6 million during 2010.

  •
  Higher 2010 net interest income was driven by a 53 basis point decrease in the average rate on interest-bearing liabilities.

  •
  A decrease in the average rate on certificates and other time deposits was the largest contributor to the rate decrease.

  •
  An increase of 9 basis points in net interest spread contributed to higher net interest income during 2010.

  •
  Non-TE (non-taxable equivalent) net interest margin decreased 7 basis points to 3.95% from 4.02% in 2009.

  •
  Net interest margin (taxable equivalent) decreased 5 basis points to 4.00% during 2010.

  •
  Interest-free funds favorably impacted net interest margin by 12 basis points, a decrease of 16 basis points from December 31, 2009. The decrease is being driven largely by the Federal Reserve lowering the targets on Fed funds.

  •
  The yield on loans covered under loss share agreements was 5.6% and positively impacted the net interest margin. This partially offset the impact of declining interest rates on non-acquired loans.

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

  •
  Interest-free funds favorably impacted net interest margin by 38 basis points.

Table 2—Volume and Rate Variance Analysis

	2010 Compared to 2009 Increase (Decrease) due to			2009 Compared to 2008 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Loans, net of unearned income(2)	$20,053	$(8,007)	$12,046	$1,794	$(13,200)	$(11,406)
Loans held for sale	(194)	(129)	(323)	805	(259)	546
Investment securities:
Taxable	3,375	(1,891)	1,484	(1,645)	(919)	(2,564)
Tax exempt(3)	48	(131)	(83)	(322)	(213)	(535)
Federal funds sold and securities purchased under agreements to resell and time deposits	425	7	432	1,811	(2,129)	(318)

Total interest income	23,707	(10,151)	13,556	2,443	(16,720)	(14,277)

Interest expense on:
Deposits
Transaction and money market accounts	2,470	1,750	4,220	983	(2,838)	(1,855)
Savings deposits	191	(86)	105	120	(1,071)	(951)
Certificates and other time deposits	6,242	(12,771)	(6,529)	(621)	(13,486)	(14,107)
Federal funds purchased and securities sold under agreements to repurchase	13	114	127	(1,253)	(3,672)	(4,925)
Other borrowings	(2,725)	331	(2,394)	(780)	(472)	(1,252)

Total interest expense	6,191	(10,662)	(4,471)	(1,551)	(21,539)	(23,090)

Net interest income	$17,516	$511	$18,027	$3,994	$4,819	$8,813

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Years Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,594,742	$142,303	5.48%	$2,248,568	$130,257	5.79%	$2,220,448	$141,663	6.38%
Loans held for sale	27,197	1,190	4.38%	31,187	1,513	4.85%	17,022	967	5.68%
Investment securities:
Taxable	250,271	9,985	3.99%	179,148	8,501	4.75%	210,436	11,065	5.26%
Tax-exempt	30,168	853	2.83%	28,703	936	3.26%	36,760	1,471	4.00%
Federal funds sold and securities purchased under agreements to resell and time deposits	200,126	1,023	0.51%	116,422	591	0.51%	38,907	909	2.31%

Total interest-earning assets	3,102,504	155,354	5.01%	2,604,028	141,798	5.45%	2,523,573	156,075	6.18%
Noninterest-earning assets:
Cash and due from banks	62,249			44,192			51,747
FDIC receivable for loss share agreements	239,397			—			—
Other real estate owned	44,967			—			—
Other assets	211,442			198,467			178,824
Allowance for loan losses	(42,969)			(32,761)			(28,189)

Total noninterest-earning assets	515,086			209,898			202,382

Total assets	$3,617,590			$2,813,926			$2,725,955

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$1,047,283	$8,395	0.80%	$658,030	$4,175	0.63%	$565,815	$6,030	1.07%
Savings deposits	195,252	860	0.44%	155,797	755	0.48%	145,579	1,706	1.17%
Certificates and other time deposits	1,246,372	19,272	1.55%	1,003,572	25,801	2.57%	1,019,434	39,908	3.91%
Federal funds purchased and securities sold under agreements to repurchase	214,096	629	0.29%	208,565	502	0.24%	271,143	5,427	2.00%
Other borrowings	81,822	3,581	4.38%	150,446	5,975	3.97%	168,645	7,227	4.29%

Total interest-bearing liabilities	2,784,825	32,737	1.18%	2,176,410	37,208	1.71%	2,170,616	60,298	2.78%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	465,698			329,782			315,167
Other liabilities	31,214			16,144			14,688

Total noninterest-bearing liabilities	496,912			345,926			329,855
Shareholders' equity	335,853			291,590			225,484

Total noninterest-bearing liabilities and shareholders' equity	832,765			637,516			555,339

Total liabilities and shareholders' equity	$3,617,590			$2,813,926			$2,725,955

Net interest spread			3.83%			3.74%			3.41%
Impact of interest free funds			0.12%			0.28%			0.38%

Net interest margin (non-taxable equivalent)			3.95%			4.02%			3.79%

Net interest income		$122,617			$104,590			$95,777

(1)
Nonaccrual loans are included in the above analysis.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2010, 2009, and 2008, noninterest income comprised 52.9%, 20.1%, and 16.6%, respectively, of total net interest and noninterest income. The increase from 2009 resulted primarily from the $98.1 million pre-tax gain recorded for the CBT acquisition for the year ended December 31, 2010 as compared to the same period in 2009.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gain on acquisition	$98,081	$—	$—
Service charges on deposit accounts	21,342	15,498	16,117
Bankcard services income	8,987	5,043	4,832
Mortgage banking income, net of commissions	6,564	6,552	3,455
Trust and investment services income	4,251	2,517	2,756
Securities gains (losses), net	292	82	(43)
Total other-than-temporary impairment losses	(1,281)	(10,494)	(9,884)
Portion of impairment losses recognized in other comprehensive loss	(5,489)	5,489	—

Net impairment losses recognized in earnings	(6,770)	(5,005)	(9,884)
Other	4,988	1,559	1,816

Total noninterest income	$137,735	$26,246	$19,049

        Excluding the pre-tax gain from the CBT acquisition, noninterest income increased 51.1% for the year ended December 31, 2010 compared to 2009 resulting from the following:

  •
  Service charges on deposit accounts increased 37.7% driven by the service charges on the acquired CBT deposit accounts.

  •
  Bankcard services income increased 78.2%. This increase was primarily the result of adding CBT bankcard services income. Excluding CBT, bankcard services income was up 25.9% for the year ended December 31, 2010.

  •
  Trust and investment services income increased 68.9% driven largely by Wealth Management's expansion into the Spartanburg, South Carolina market in November of 2009 and the CBT acquisition in January of 2010.

  •
  Net impairment losses recognized in earnings was higher during the year ended December 31, 2010 compared to the same period in 2009. We recorded $6.6 million of OTTI on all seven pooled trust preferred securities and $130,000 on other equities for the year ended December 31, 2010 (additional detailed discussion of OTTI can be found in Note 4—Investment Securities).

  •
  Other noninterest income increased 219.9%, primarily driven by $2.4 million of accretion on the receivable for the FDIC loss share agreement from the CBT acquisition (additional detailed discussion of the accretion on the receivable for the FDIC loss share agreements can be found in Note 1—Summary of Significant Accounting Policies).

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

        Noninterest expense represents the largest expense category for our company. During 2010, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Salaries and employee benefits	$60,795	$40,787	$42,554
Information services expense	9,144	5,557	4,878
Net occupancy expense	8,544	6,392	6,103
Furniture and equipment expense	7,530	6,049	6,246
Merger expense	5,504	—	405
OREO expense and loan related	5,304	5,641	1,759
FDIC assessment and other regulatory charges	5,283	5,449	1,837
Advertising and marketing	3,618	2,497	3,870
Business development and staff related	3,258	1,947	2,184
Federal Home Loan Bank advances prepayment fee	3,189	—	—
Professional fees	2,046	1,782	2,243
Amortization of intangibles	1,650	526	575
Other	9,377	7,019	7,142

Total noninterest expense	$125,242	$83,646	$79,796

        Noninterest expense increased 49.7% for the year ended December 31, 2010 compared to 2009 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 49.1%, driven by the addition of CBT and increases in both incentive and merit pay for employees during 2010.

  •
  Information services expense increased 64.5%, driven mainly by a $2.6 million incremental increase from CBT and an increase in cost related to internet banking and general computer servicing.

  •
  Merger expenses of $5.5 million were incurred related to the CBT acquisition.

  •
  In February of 2010, the Company paid off the $80.3 million in outstanding FHLB advances. This repayment included a $3.2 million prepayment fee for the early payoff.

  •
  Amortization of intangibles increased 213.7%, driven by $1.1 million in amortization on the core deposit intangible recorded on the deposits acquired from CBT.

  •
  OREO and loan related expenses for the year ended December 31, 2010 were $5.3 million, including $1.2 million related to covered OREO and loans acquired in the CBT acquisition. Excluding expenses on covered OREO and loans, the expense on non-acquired loans was

    $4.1 million, a decrease of $1.6 million, or 28.0%, from the balance at December 31, 2009. The decrease was largely driven by a lower net loss on legacy SCBT property sold during the year.

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

  •
  FDIC assessments and other regulatory charges increased 196.6%, driven by continued quarterly increases by the FDIC. In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow faster than 5%, our quarterly expense in the future will increase compared to previous periods. The prepayment does not immediately impact expense levels during 2009, but does impact our liquidity. At December 31, 2009, we had a prepaid assessment of $11.2 million.

  •
  Other real estate owned ("OREO") expense and loan related expense increased 220.7%, mostly driven by a $3.5 million increase in valuation losses on OREO. We believe that our OREO expense will remain elevated and could rise as problem loans are foreclosed on and we dispose of these assets in 2010 and 2011.

  •
  Advertising and marketing expense decreased 35.5%, driven largely by a $539,000, or 26.9%, decrease in advertising expense, a $394,000, or 37.1%, decrease in public relations expense and a $351,000, or 63.8%, decrease in debit card rewards expense.

Income Tax Expense

        Our effective tax rate increased to 35.8% at December 31, 2010, compared to 33.6% at December 31, 2009. The higher effective tax rate in 2010 is attributable to higher pre-tax earnings driven by the acquisition gain recorded on the CBT acquisition.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the investment portfolio changed from 2009 primarily as a result of securities acquired through the CBT acquisition, the sale of $44.7 million in government sponsored entities ("GSE") debentures, mortgage-backed securities, and seven of the eight pooled trust preferred securities, and maturing or called securities that were purchased in higher interest rate environments. The average life of the investment portfolio at December 31, 2010 was approximately 4.03 years, compared with 4.97 years at December 31, 2009. At December 31, 2010, investment securities were $237.9 million, or 7.8% of earning assets, compared with $211.1 million, or 8.3% of earning assets, at December 31, 2009. See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for our accounting policy on investment securities.

        As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the reported values reported of investment securities for the past five years as of December 31:

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Held-to-maturity (amortized cost):
State and municipal obligations	$19,941	$21,538	$24,228	$21,457	$18,112

Total held-to-maturity	19,941	21,538	24,228	21,457	18,112

Available-for-sale (fair value):
Government-sponsored enterprises debt	70,534	36,615	28,672	71,952	67,448
State and municipal obligations	40,004	26,805	10,558	10,233	—
GSE mortgage-backed securities	84,440	103,268	133,505	118,205	93,238
Trust preferred (collateralized debt obligations)	2,034	6,250	10,083	14,246	14,358
Corporate stocks	362	365	402	8,744	7,069

Total available-for-sale	197,374	173,303	183,220	223,380	182,113

Total other investments	20,597	16,271	14,779	13,472	10,166

Total investment securities	$237,912	$211,112	$222,227	$258,309	$210,391

        During 2010, total investment securities increased $26.8 million, or 12.7%, from December 31, 2009. The increase was primarily the result of securities acquired through the CBT acquisition, offset by $44.7 million in securities sold and maturing or called securities that were purchased in higher interest rate environments, and in the writedown of some pooled trust preferred securities. The decrease in held-to-maturity ("HTM") securities was the result of called and maturing state and municipal tax-exempt securities during 2010. These are generally longer-maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2010, the fair value of the total investment securities portfolio (including HTM) was $2.4 million, or 1.00%, above its book value. Comparable valuations at December 31, 2009 reflected a total investment portfolio fair value that was $1.4 million, or 0.64%, lower than book value.

Held-to-maturity

        HTM securities consist solely of some of our tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities decreased $1.6 million from the balance at December 31, 2009.

  •
  The balance of HTM securities represented 0.6% and 0.8% of total assets at December 31, 2010 and 2009, respectively.

  •
  Interest earned amounted to $811,000, a decrease of $99,000, or 10.9%, from $910,000 in the comparable year of 2009. The average balance of the HTM portfolio decreased by $2.0 million during 2010. The overall yield on the HTM portfolio decreased by 9 basis points from 2009 and by 8 basis points from 2008 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The average life of the held to maturity portfolio was 10.3 years and 10.7 years at December 31, 2010 and 2009, respectively.

Available-for-sale

        Securities available for sale consist mainly of government-sponsored enterprises, state and municipal bonds, and mortgage-backed securities. At December 31, 2010, investment securities with an amortized cost of $195.2 million and fair value of $197.4 million were classified as available for sale. The positive adjustment of $2.1 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights:

  •
  Total securities available for sale increased $24.1 million, or 13.9%, from the balance at December 31, 2009, primarily the result of securities acquired through the CBT acquisition, offset by $44.7 million in securities sold, maturing, or called securities that were purchased in higher interest rate environments, and the write down and ultimate sale of our pooled trust preferred securities.

  •
  The balance of securities available for sale represented 5.5% of total assets at December 31, 2010 and 6.4% at December 31, 2009.

  •
  Interest income earned in 2010 amounted to $10.0 million, an increase of $1.5 million, or 17.8%, from $8.5 million in the comparable year of 2009. The increase in interest earned reflected the increase from CBT acquisition offset by a 74 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2010.

        At December 31, 2010, we had 56 securities available for sale in an unrealized loss position, which totaled $1.2 million. During 2010, the credit and capital markets continued to experience very high levels of turmoil globally. These situations largely reflect an ongoing decrease in liquidity in the capital markets and substantial volatility of spreads (over the U.S. Treasury yield curve) that many market segments experienced during the period. The unrealized loss position at December 31, 2010 includes $290,000 attributable to one pooled senior-tranche trust preferred security. This security is collateralized by subordinated debt issued by other financial institutions diversified across the United States. In evaluating whether or not this security is other-than-temporarily impaired, we have considered the financial health of these institutions, and the priority ranking of our ownership interest in the expected cash flows, and determined it was not in an other-than-temporary impairment ("OTTI") position. In 2010, we recorded $6.6 million in OTTI on seven mezzanine tranche pooled trust preferred securities. In the fourth quarter of 2010, we elected to sell these mezzanine tranche securities at an additional realized loss of $1.3 million. During 2009, we recorded $4.9 million in credit related OTTI on these mezzanine tranche pooled trust preferred securities. See Note 4—Investment Securities for additional information.

        The market for originating new pooled trust preferred securities, as well as the secondary market for such existing securities, continued to be extremely illiquid in 2010. Accordingly, we used a pricing model as the most appropriate method for valuing these securities. The pricing model uses observable market data and unobservable market inputs. Therefore, these valuations are considered Level 3 valuations under the three-tier value hierarchy. See "Note 4—Investment Securities" to the audited consolidated financial statements for information pertaining to our securities available for sale with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position and see "Note 26—Fair Value" for information pertaining to fair value methodologies.

        Investment securities in an unrealized loss position as of December 31, 2010 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more-likely-than-not that we will be not required to sell the debt securities. Therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010. We continue to monitor all of these securities with a high degree of scrutiny.

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

Other Investments

        Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta ("FHLB") stock, each with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2010, the investment in FHLB stock represented approximately $13.3 million, or 0.4% of total assets. The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

  •
  We evaluate ultimate recoverability of the par value.

  •
  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

  •
  Historically, the FHLB does not allow for discretionary purchases or sales of its stock. Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity of outstanding advances held by the member institutions. We redeemed approximately $1.6 million of our investment during 2010, at par value.

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

  •
  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding. We deem the FHLB's process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies. Based on the FHLB's performance over the past seven consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter's performance, with the most recent dividend payment on November 4, 2010 related to the third quarter of 2010.

        For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of December 31, 2010 and ultimate recoverability of the par value of this investment is probable.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years
									Total
											Par Value	Fair Value
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)	$340	8.15%	$260	6.53%	$5,119	6.10%	$14,222	5.97%	$19,941	6.05%	$19,965	$20,150

Total held-to-maturity	340	8.15%	260	6.53%	5,119	6.10%	14,222	5.97%	19,941	6.05%	19,965	20,150

Available-for-sale
Government-sponsored enterprises debt	—	0.00%	5,097	3.01%	15,730	1.89%	49,707	2.65%	70,534	2.51%	69,265	70,534
State and municipal obligations(2)	250	3.84%	744	8.03%	6,201	5.88%	32,809	6.16%	40,004	6.14%	39,720	40,004
Mortgage-backed securities	1	5.49%	84	4.21%	20,671	2.97%	63,684	3.70%	84,440	3.52%	81,692	84,440
Trust preferred (collateralized debt obligations)	—	0.00%	—	0.00%	—	0.00%	2,034	7.50%	2,034	7.50%	2,242	2,034
Corporate stocks(1)	—	0.00%	—	0.00%	—	0.00%	362	2.79%	362	2.79%	362	362

Total available-for-sale	251	3.85%	5,925	3.65%	42,602	2.99%	148,596	3.94%	197,374	3.73%	193,281	197,374

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	20,597	2.27%	20,597	2.27%	20,597	20,597

Total investment securities	$591	6.32%	$6,185	5.14%	$47,721	4.54%	$183,415	3.53%	$237,912	3.80%	$233,843	$238,121

Percent of total	0%		3%		20%		77%
Cumulative percent of total	0%		3%		23%		100%

(1)
Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. The addition of $321.0 million in loans covered under loss share agreements in the CBT acquisition along with a 10.0% increase in consumer real estate loans and a 20.5% increase in commercial owner occupied real estate loans contributed to overall loan growth for the year ended December 31, 2010. At December 31, 2010, total loans had grown to $2.6 billion, an increase of $414.0 million, or 18.8%, compared to $2.2 billion at the end of 2009. Average loans outstanding during 2010 were $2.6 billion, an increase of $346.2 million, or 15.4%, over the 2009 average of $2.2 billion. (For further discussion of the Company's acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 5—Loans and Allowance for Loan Losses to the consolidated financial statements.)

        The following table presents a summary of the non-acquired loan portfolio by category:

Table 8—Distribution of Non-Acquired Loans by Type

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate:
Commercial non-owner occupied	$728,422	$770,934	$866,430	$805,267	$680,972
Consumer(1)	586,631	533,123	515,546	436,767	392,650
Commercial owner occupied real estate	565,155	469,101	423,345	308,864	219,466
Commercial and industrial	202,987	214,174	251,929	257,170	198,044
Other income producing property	124,431	137,736	141,516	123,659	115,189
Consumer	67,768	68,770	95,098	118,756	131,202
Other loans	20,806	9,400	22,212	32,564	23,307

Total non-acquired loans	$2,296,200	$2,203,238	$2,316,076	$2,083,047	$1,760,830

(1)
Includes owner occupied real estate.

        The following table presents the loans covered under loss share agreements by each loan pool for the year ended December 31:

Table 9—Distribution of Loans Covered Under Loss Share Agreements by Type

(Dollars in thousands)	2010
Commercial loans greater than or equal to $1 million	$84,288
Commercial real estate	66,628
Commercial real estate—construction and development	32,312
Residential real estate	87,545
Residential real estate—junior lien	3,673
Home equity	1,519
Consumer	10,915
Commercial and industrial	24,742
Single pay	9,416

Total loans covered under loss share agreements	$321,038

        The Company did not have any loans covered under loss share agreements with the FDIC for the years ended December 31, 2009, 2008, 2007, and 2006.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2010 compared to December 31, 2009:

  •
  Loans covered under loss share agreements with the FDIC acquired in the CBT transaction were $321.0 million, or 12.3% of total loans at December 31, 2010.

  •
  Non-acquired loans secured by real estate mortgages were $1.3 billion, and comprised 50.2% of the total loan portfolio. This was a decrease of $11.0 million, or 0.8%, over year-end 2009.

  •
  Loans secured by commercial real estate decreased by $42.5 million, or 5.5%.

  •
  Loans secured by consumer real estate grew by $53.5 million, or 10.0%. A general decline in rates on consumer real estate loans as well as a home equity loan campaign that began in July of 2010 contributed to the growth in consumer real estate loans.

  •
  Commercial owner occupied real estate loans grew $96.1 million, or 20.5%, from the comparable year of 2009. The balance represented 21.5% of total loans at December 31, 2010. A promotion that began to run in January of 2010 and continued through December 31, 2010, was a driving factor in the increase in commercial real estate loans.

        Loan interest income, including fees, was $143.5 million in 2010, an increase of $11.7 million, or 8.9% , over 2009 income of $131.8 million. The increase was the result of the 15.4% growth in the average balance of the loan portfolio from the CBT acquisition and organic growth, offset by an average loan portfolio yield in 2010 of 5.48% which was 31 basis points lower than the 5.79% loan yield in 2009. Interest and fee income for 2009 was 7.6% below the 2008 income of $142.6 million. The average loan yield in 2009 was 59 basis points lower than the 2008 yield of 6.38%.

        Non-acquired loans secured by commercial real estate are comprised of $422.4 million in construction and land development loans and $306.0 million in commercial non-owner occupied loans at December 31, 2010. At December 31, 2009, we had $467.3 million in construction and land development loans and $303.6 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Non-acquired loans secured by consumer real estate comprise of $322.6 million in consumer owner occupied loans and $264.0 million in home equity loans at December 31, 2010. At December 31, 2009, we had $284.5 million in consumer owner occupied loans and $248.6 million in home equity loans.

        The table below shows the contractual maturity of the loan portfolio at December 31, 2010.

Table 10—Maturity Distribution of Loans

December 31, 2010 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$728,422	$256,220	$387,515	$84,687
Consumer	586,631	50,364	159,966	376,301
Commercial owner occupied real estate	565,155	91,681	324,238	149,236
Commercial and industrial	202,987	84,012	96,412	22,563
Other income producing property	124,431	38,073	75,342	11,016
Consumer	67,768	10,681	51,285	5,802
Other loans	20,806	4,859	10,008	5,939
Loans covered under loss share agreements	321,038	228,189	61,956	30,893

Total loans	$2,617,238	$764,079	$1,166,722	$686,437

        At December 31, 2010 and 2009, we had a balance for loans due after one year of $339.8 million and $344.2 million, respectively, with fixed interest rates and $132.4 million and $129.1 million, respectively, with adjustable interest rates in the commercial non-owner occupied real estate loan category. At December 31, 2010 and 2009, we had a balance for loans due after one year of $432.4 million and $357.8 million, respectively, with fixed interest rates and $41.0 million and $34.8 million, respectively, with adjustable interest rates in the commercial owner occupied real estate loan category. At December 31, 2010 and 2009, we had a balance for loans due after one year of $107.5 million and $81.5 million, respectively, with fixed interest rates and $11.4 million and $19.2 million, respectively, with adjustable interest rates in the commercial and industrial loan category.

Nonaccrual Loans

        The placement of non-acquired loans on nonaccrual status can be dependent upon the type of loan, the past due status and the collection activities in progress. Non-real estate secured loans and commercial loans are typically moved to nonaccrual status at 90 days past due. Loans well secured and in the process of collection are allowed to remain on an accrual basis until they become 120 days past due. Unsecured loans are generally charged off at 120 days past due. Generally, commercial and real estate loans that are fully or partially secured are written down to the collateral value and placed on nonaccrual status after becoming 90 to 120 days past due. Consumer loans can be placed on nonaccrual status, but normally they are not moved into nonaccrual status before charge off occurs. Closed end consumer loans are charged off or written down to the collateral value on or before becoming 120 days past due. Open end consumer loans secured by real estate are charged off or written down to the collateral value on or before becoming 180 days past due.

Troubled Debt Restructurings ("TDRs")

        SCBT designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310.40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2010 and 2009, total TDRs were $9.7 million and $2.0 million, respectively, of which $3.3 million were accruing restructured loans at December 31, 2010. The TDRs at December 31, 2009 were nonaccruing. SCBT does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

        The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 11—Nonperforming Assets

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans(1)	$62,661	$47,444	$14,624	$5,353	$3,567
Accruing loans past due 90 days or more	118	241	293	985	1,039
Nonaccrual restructured loans	6,365	2,048	—	—	—

Total nonperforming loans	69,144	49,733	14,917	6,338	4,606
Other real estate owned ("OREO")(2)	17,264	3,102	6,126	490	597
Other nonperforming assets(3)	50	31	84	82	—

Total nonperforming assets excluding covered assets	86,458	52,866	21,127	6,910	5,203
Covered OREO	69,317	—	—	—	—
Other covered nonperfoming assets	19	—	—	—	—

Total nonperforming assets	$155,794	$52,866	$21,127	$6,910	$5,203

Excluding covered assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	3.74%	2.40%	0.91%	0.33%	0.30%

Total nonperforming assets as a percentage of total assets	2.41%	1.96%	0.76%	0.27%	0.24%

Nonperforming loans as a percentage of period end loans(4)	3.01%	2.26%	0.64%	0.30%	0.27%

Including covered assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	5.76%	2.40%	0.91%	0.33%	0.30%

Total nonperforming assets as a percentage of total assets	4.33%	1.96%	0.76%	0.27%	0.00%

Nonperforming loans as a percentage of period end loans(4)	2.64%	2.26%	0.64%	0.30%	0.00%

(1)
Loans covered under loss share agreements that were acquired in the CBT acquisition are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company's application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies to the audited condensed consolidated financial statements.) Excludes the loans covered under loss agreements that are contractually past due totaling $93.6 million as of December 31, 2010, including the valuation discount.

(2)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3)
Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(4)
Loan data excludes mortgage loans held for sale.

        Excluding the loans covered by loss share agreements, total nonperforming loans were $69.1 million, or 3.01% of total loans, an increase of $19.4 million, or 39.0%, from December 31, 2009. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans of $15.6 million and an increase in consumer nonaccrual loans of $4.0 million.

        Nonperforming non-acquired loans and restructured loans decreased by approximately $1.6 million during the fourth quarter of 2010 from the level at September 30, 2010. This was the result of loans moving into OREO through the foreclosure process, while the pace of loans moving to nonaccrual status slowed. The top 10 nonaccrual loans at December 31, 2010 consist of seven loans located along the coast of South Carolina and three located in the Charlotte MSA, and total $23.9 million. These loans comprise 34.6% of total nonaccrual loans at December 31, 2010 and are all real estate collateral dependent. The Company currently holds specific reserves of $2.0 million on five of these ten loans. Nine of the loans have appraisals from 2010 and one from 2009.

        At December 31, 2010, OREO not covered by loss share agreements increased by $14.2 million from December 31, 2009. At December 31, 2010, non-covered OREO consisted of 70 properties with an average value of $247,000, an increase of $123,000 from December 31, 2009, when we had 25 properties. In the fourth quarter of 2010, we added 28 properties with an aggregate value of $6.2 million into non-covered OREO, and we sold 19 properties with a basis of $2.5 million in that same quarter. We recorded a net loss of $156,000 for the quarter. Our non-covered OREO balance of $17.3 million, at December 31, 2010, is comprised of 14% in the Low Country region, 28% in the Georgetown/Myrtle Beach region, 14% in the Beaufort (Hilton Head) region, 18% in the Charlotte region and 14% in the Upstate (Greenville) region.

        Overall, we continue to believe that the loan portfolio remains manageable in terms of charge-offs and NPAs as a percentage of total loans. Given the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans including in-house and independent review of larger transactions. Our policy for evaluating problem loans and OREO values includes obtaining new certified real estate appraisals as needed. We continue to monitor and review frequently the overall asset quality within the loan portfolio.

        Our general policy is to update valuations annually. OREO valuations include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market. In a market of declining property values, which we have experienced during 2010 and 2009, we may reduce an appraisal by an additional factor due to our knowledge and experience in the market. (See Other Real Estate Owned ("OREO") under Critical Accounting Policies and Estimates in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's OREO policies.)

Potential Problem Loans—Non-acquired

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $19.6 million, or 0.85% of total loans non-acquired outstanding at December 31, 2010, compared to $26.4 million, or 1.20% of total loans outstanding at December 31, 2009, and $18.0 million or 0.80% of total non-acquired loans outstanding at September 30, 2010. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

Allowance for Loan Losses

        On December 13, 2006, the OCC, Federal Reserve, FDIC, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

        In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company's allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 5—Loans and Allowance for Loan Losses to the consolidated financial statements.)

Table 12—Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non-owner occupied	$20,670	43.5%	$14,961	39.9%	$11,960	37.4%	$10,442	38.7%	$8,886	38.7%
Consumer owner occupied	10,484	22.1%	8,386	22.4%	6,909	22.2%	5,527	21.0%	5,010	22.3%
Commercial owner occupied real estate	7,814	16.4%	5,978	15.9%	4,865	18.3%	3,268	14.8%	2,267	12.5%
Commercial and industrial	4,313	9.1%	4,330	11.6%	3,936	10.9%	3,587	12.3%	2,811	11.2%
Other income producing property	2,834	6.0%	2,375	6.3%	1,890	6.1%	1,568	5.9%	1,428	6.5%
Consumer	1,191	2.5%	1,258	3.4%	1,511	4.1%	1,594	5.7%	1,768	7.5%
Other loans	206	0.4%	200	0.4%	454	1.0%	584	1.6%	498	1.3%

Total loans	$47,512	100.0%	$37,488	100.0%	$31,525	100.0%	$26,570	100.0%	$22,668	100.0%

*
Loan balance in each category, expressed as a percentage of total non-acquired loans

        The OCC recommends that banks take a broad view of certain factors in evaluating their allowance for loan losses. These factors include loan loss experience, specific allocations and other subjective factors. In our ongoing consideration of such factors, we consider our allowance for loan losses to be adequate. The following table presents changes in the allowance for loan losses on non-acquired loans for the five years at December 31:

Table 13—Summary of Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at January 1	$37,488	$31,525	$26,570	$22,668	$20,025
Charge-offs:
Real estate:
Commercial non-owner occupied	(22,161)	(12,736)	(1,532)	(446)	(798)
Consumer	(9,775)	(3,340)	(1,263)	(374)	(170)
Commercial owner occupied real estate	(2,625)	(571)	(61)	—	(43)
Commercial and industrial	(9,138)	(2,528)	(1,449)	(682)	(454)
Other income producing property	(338)	(867)	(185)	(84)	(418)
Consumer*	(2,780)	(2,005)	(2,263)	(1,738)	(1,553)
Other loans	—	(3)	(1)	(1)	(2)

Total charge-offs	(46,817)	(22,050)	(6,754)	(3,325)	(3,438)

Recoveries:
Real estate:
Commercial non-owner occupied	814	381	103	99	54
Consumer	194	38	94	28	31
Commercial owner occupied real estate	126	4	11	—	6
Commercial and industrial	713	192	140	254	199
Other income producing property	6	3	4	22	60
Consumer*	706	681	620	605	463
Other loans	—	2	1	—	—

Total recoveries	2,559	1,301	973	1,008	813

Net charge-offs	(44,258)	(20,749)	(5,781)	(2,317)	(2,625)

Provision for loan losses	54,282	26,712	10,736	4,384	5,268
Allowance from acquisition	—	—	—	1,835	—

Allowance for loan losses at December 31	$47,512	$37,488	$31,525	$26,570	$22,668

Average non-acquired loans, net of unearned income**	$2,224,397	$2,248,568	$2,220,448	$1,823,196	$1,646,906
Ratio of net charge-offs to average non-acquired loans, net of unearned income*	1.99%	0.92%	0.26%	0.13%	0.16%
Allowance for loan losses as a percentage of total non-acquired loans	2.07%	1.70%	1.36%	1.28%	1.29%

*
Net charge-offs at December 31, 2010, 2009, 2008, 2007, and 2006 include automated overdraft protection ("AOP") principal net charge-offs of $610,000, $572,000, $559,000, $760,000, and $729,000, respectively, that are included in the consumer classification above.

**
Average loans, net of unearned income does not include loans held for sale.

        The higher provision in 2010 reflects higher net charge-offs than in 2009. The following provides highlights for the years ended December 31, 2010 and 2009:

  •
  Total net charge-offs increased $23.5 million, or 113.3% for the year ended December 31, 2010 compared to a $15.0 million, or 258.9%, increase for the comparable year in 2009. The increase in net charge-offs between December 31, 2010 and December 31, 2009 was in all loan types, except other income producing property. Commercial non-owner occupied was up $9.0 million; commercial owner-occupied was up $1.9 million; consumer real estate up $6.3 million; and commercial and industrial up $6.1 million.

  •
  Although management currently expects the level of net charge-offs to moderate during 2011 as compared to 2010, the pressures within the real estate market and the economy as a whole remain. Over the past three years, the dollar amount of charge-offs has increased substantially, while the loan portfolio has increased only moderately. The ratio of charge-offs to average loans increased to 1.99% at the end of 2010 compared to 0.92% at the end of 2009.

        The provision for loan losses as a percent of average loans reflects an increase due to the increase in our nonperforming assets and an increase in net charge-offs during 2010 compared to 2009. Net charge-offs increased substantially in all categories during 2010 compared to 2009, except in other income producing property. Of the total net charge-offs during 2010, 48%, or $21.3 million, were in commercial non-owner occupied real estate lending which includes construction and land development loans, 22%, or $9.6 million, were in consumer real estate loans which include home equity loans, 19%, or $8.4 million, were in commercial and industrial loans, 6%, or $2.5 million, were in commercial owner occupied real estate, and 5%, or $2.1 million, were in consumer loans which includes overdraft and NSF loans. During 2010, one large holding company loan was partially charged off in the amount of $6.4 million. This compares to 2009 when the amount of charge offs in all categories were less than 2010, except for the other income producing property where charge-offs declined by approximately $532,000. We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest. Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast during 2011. Excluding covered assets, nonperforming loans declined by $1.6 million during the fourth quarter compared to the third quarter of 2010. The ratio of the ALLL to cover these loans decreased from 75% at December 31, 2009 to 69% at December 31, 2010.

        We increased the ALLL for the fourth quarter of 2010 compared to the fourth quarter of 2009 due to the increase in risk within the overall loan portfolio. On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied. We also consider economic risk, model risk and operational risk when determining the ALLL. All of these factors are reviewed and adjusted each reporting period to account for management's assessment of loss within the loan portfolio.

        The historical loss rates on an overall basis increased from December 31, 2009 due to the increase in net charge-offs throughout the year when compared to the removal of much lower historical loss rates in our rolling averages. This resulted in an increase of 50 basis points in the ALLL. Compared to the third quarter of 2010, the increase was 10 basis points.

        Economic risk increased by 2 basis points during the fourth quarter of 2010 as compared to 2009 due to a rise in unemployment and rise in foreclosures. Compared to the third quarter of 2010, we noted no significant economic trends that necessitated a change in our economic risk factors.

        Model risk declined 1 basis point compared to the fourth quarter of 2009, and was the same as the third quarter of 2010. This risk comes from the fact that our ALLL model is not all-inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Management has reduced this factor since our model has been used for approximately three years, and we believe more adequately addresses this inherent risk in our loan portfolio.

        Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. We believe that the overall operational risk has declined by 14 basis points during the fourth quarter of 2010 compared to the fourth quarter of 2009, due primarily to the termination of the loan participations, decrease in the overall level of past due loans, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and supervisory loan to value exceptions given the increase in capital in 2010.

        On a specific reserve basis, the allowance for loan losses at December 31, 2010 increased by approximately $95,000 from December 31, 2009. The loan balances being evaluated for specific reserves during the year grew from $34.7 million to $50.6 million at December 31, 2010. Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

        In terms of the conditions and how the allowance has changed since December 31, 2009, we continue to build the allowance for loan losses by increasing the provision for loan losses due to the continued higher level of net charge offs, the continued high unemployment rates, weakened real estate markets, and overall recessionary pressures within our markets. Offsetting these increases are declines in the overall past due level, reduced supervisory loan to value exceptions and reduced loan concentrations.

Liquidity

        Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Our Asset Liability Management Committee ("ALCO") is charged with the responsibility of monitoring policies that are designed to ensure acceptable composition of our asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

        Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in Table 7, less than one percent of the investment portfolio contractually matures in one year or less, but an additional amount of securities could also be called or prepaid in this time horizon. This segment of the portfolio consists largely of municipal obligations. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

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

        On January 29, 2010, we acquired CBT in an FDIC-assisted deal which provided approximately $312.2 million in cash and cash equivalents at January 29, 2010. Deposits in the amount of $1.0 billion were also assumed. Of this amount, $96.0 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $912.5 million of total deposits, or 90.5%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products. As anticipated, we experienced approximately $200 million in run-off of time deposit account balances between the acquisition date and December 31, 2010. Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

        The FDIC-assisted acquisition of CBT was the largest contributing factor in the increase in our liquidity position at December 31, 2010 from our position at December 31, 2009. On January 29, 2010, we acquired $80.6 million in cash and cash equivalents, excluding cash paid by the FDIC to consummate the acquisition, as well as $105.6 million of investment securities. Total cash received and due from the FDIC was $231.6 million which included $73.6 million paid to our Bank to compensate for the liabilities assumed in excess of assets acquired and the $158.0 million asset discount bid. We received $225.7 million in cash from the FDIC on February 1, 2010. During 2010, we received $71.4 in payments from the FDIC for loss share agreements which also contributed to our increased liquidity position at December 31, 2010.

        Total cash and cash equivalents was $237.1 million at December 31, 2010 as compared to $104.9 million at December 31, 2009.

        At December 31, 2010 and 2009, we had no brokered deposits. Total deposits increased 42.7% to $3.0 billion resulting mainly from the CBT acquisition; however, excluding CBT, total deposits increased $160.6 million, or 7.6%. Excluding CBT, we increased our noninterest-bearing deposit balance by $54.9 million, or 15.9%, at December 31, 2010 as compared to the balance at December 31, 2009. Federal funds purchased and securities sold under agreements to repurchase increased $28.5 million, or 17.5%, from the balance at December 30, 2009. Other borrowings declined by $96.6 million, or 67.3%, from December 31, 2009 due to the repayment of all FHLB borrowings and subordinated indebtedness. During the first quarter of 2010, we repaid the FHLB $166.0 million which included FHLB advances assumed in the FDIC-assisted acquisition of CBT and the prepayment fee. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds. Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our bank's federal funds sold position, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2010, our bank had total federal funds credit lines of $238.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2010, our bank had $42.7 million of credit available at the

Federal Reserve Bank's discount window, but had no outstanding advances as of the end of 2010. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. At December 31, 2010, our bank had a total FHLB credit facility of $201.0 million with no outstanding advances and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $101.2 million. We believe that our liquidity position continues to be adequate and readily available.

        Our contingency funding plan describes several potential stages based on liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. Our subsidiary bank maintains various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, our bank would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our bank. This could increase our bank's cost of funds, impacting net interest margins and net interest spreads.

Derivatives and Securities Held for Trading

        The SEC has adopted rules that require comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non-trading purposes). We do not maintain a derivatives or securities trading portfolio.

Asset-Liability Management and Market Risk Sensitivity

        Our earnings and the economic value of our shareholders' equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between rate sensitive assets and liabilities. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does static interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset-Liability Management Committee ("ALCO") a reasonable basis for quantifying and managing interest rate risk. Various simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

        During 2009, we entered into a forward starting interest rate swap agreement to manage interest rate risk due to periodic rate resets in our junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of SCBT established for the purpose of issuing trust preferred securities. The agreement hedges the subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate to 5.85% on the debt beginning June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019.

        Our primary policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period.

Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months. This most-relied-upon simulation also uses a dynamic balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2010, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.6% increase in net interest income—as compared with a base case unchanged interest rate environment. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. The simulations indicate that our rate sensitivity is currently somewhat asset sensitive to the indicated change in interest rates over a one-year horizon. As of December 31, 2009, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.08% increase in net interest income—as compared with a base case unchanged interest rate environment.

        The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our analysis at December 31, 2010, a moderately flattening yield curve would have a somewhat dampening effect on our asset sensitivity. A further steepening of the current yield curve would boost net interest margins and provide additional net interest income as compared to a static yield curve.

        In addition to simulation analysis, we use Economic Value of Equity ("EVE") analysis as an indicator of the extent to which our capital could change, given potential changes in interest rates. This measure assumes no growth in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow of all of SCBT's assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2010, SCBT's ratio of EVE-to-assets was 7.23% in a flat interest rate environment and 7.19% in a hypothetical environment where rates increased 200 basis points instantaneously.

Deposits

        We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide SCBT with "interest-free" sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

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

        The following table presents total deposits for the five years at December 31:

Table 14—Total Deposits

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Demand deposits	$484,838	$346,248	$303,689	$315,791	$256,717

Savings deposits	202,054	163,348	141,379	137,129	76,734
Interest-bearing demand deposits	1,186,260	731,060	575,991	588,289	579,398

Total savings and interest-bearing demand deposits	1,388,314	894,408	717,370	725,418	656,132

Certificates of deposit	1,129,892	863,507	1,131,828	886,330	793,540
Other time deposits	1,104	476	387	350	326

Total time deposits	1,130,996	863,983	1,132,215	886,680	793,866

Total deposits	$3,004,148	$2,104,639	$2,153,274	$1,927,889	$1,706,715

        The acquisition of CBT as well as organic growth in money market accounts drove the higher balance in total deposits at December 31, 2010 compared to 2009. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits increased $899.5 million, or 42.7%, for the year ended December 31, 2010, driven largely by the FDIC-assisted acquisition of CBT. For the year ended December 31, 2009, total deposits decreased $48.6 million, or 2.3% from the year ended December 31, 2008.

  •
  Noninterest-bearing deposits (demand deposits) increased by $138.6 million, or 40.0%, for the year ended December 31, 2010.

  •
  Total savings and interest-bearing account balances increased $493.9 million for the year ended December 31, 2010. Savings deposits increased $38.7 million, or 23.7%, money market (Market Rate Checking) deposits increased $312.0 million, or 74.3%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $143.2 million, or 46.1%.

  •
  Interest-bearing deposits increased by $455.2 million, or 62.3%, for the year ended December 31, 2010.

  •
  Excluding the CBT acquisition, total deposits increased $160.6 million including the following: money market deposits by $207.2 million, or 49.3%, and demand deposits by $54.9 million, or 15.9%, other interest-bearing deposits by $27.6 million, or 8.9%, and savings deposits by $10.1 million, or 6.2%. Off-setting these increases, certificates of deposits less than or equal to $100,000 decreased by $65.3 million, or 15.5% and certificates of deposit greater than $100,000 decreased by $74.7 million, or 16.9%.

  •
  At December 31, 2010, the ratio of savings, interest-bearing, and time deposits to total deposits was 83.9%, up slightly from 83.5% at the end of 2009.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $3.0 billion in 2010, an increase of 37.6% from 2009. This increase is attributable to the FDIC-assisted acquisition of CBT. Total deposits averaged $2.1 billion in 2009, an increase of 4.9% from 2008.

  •
  Average interest-bearing transaction account deposits grew by $671.5 million, or 36.9%, in 2010 compared to 2009.

  •
  Average noninterest-bearing demand deposits increased by $135.9 million, or 41.2%, in 2010 compared to 2009.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 15—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2010	2009	% Change
Within three months	$167,970	$129,168	30.0%
After three through six months	120,188	127,468	-5.7%
After six through twelve months	198,334	173,592	14.3%
After twelve months	44,266	16,371	170.4%

	$530,758	$446,599	18.8%

        In July 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2010, SCBT had $177.5 million in certificates of deposits greater than $250,000.

Short-Term Borrowed Funds

        Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements. Note 11, "Federal Funds Purchased and Securities Sold Under Agreements to Repurchase," in our audited financial statements provides a profile of these funds for the last three years at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date.

Capital and Dividends

        Subsequent to year-end, the Company entered into a Securities Purchase Agreement, effective as of February 18, 2011, with accredited institutional investors, pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the "Private Placement"). The proceeds to the Company from the Private Placement were $34.7 million, net of approximately $315,000 in issuance costs. The Private Placement was completed on February 18, 2011, and was contingent on a successful bid for Habersham.

        Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2010, shareholders' equity was $330.0 million, an increase of $47.1 million, or 16.7%, from $282.8 million at December 31, 2009. Our equity-to-assets ratio decreased to 9.18% at December 31, 2010 from 10.47% at the end of the comparable period of 2009.

        The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's rule, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40,000,000 of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. We did not issue trust preferred securities during the years ended December 31, 2010, 2009 and 2008. (See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

        Provisions within the Dodd-Frank Act will require institutions that had more than $15 billion in assets on December 31, 2009, will no longer be able to include trust preferred securities (TRUPs) as Tier 1 capital beginning in 2013. One third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as SCBT, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot issue new capital TRUPs.

        We are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Board of Governors of the Federal Reserve System, which are substantially similar to those promulgated by the OCC, Tier 1 capital must be at least fifty percent of total capital and total capital must be eight percent of risk-weighted assets.

        As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between three and five percent and is dependent on the institution's composite rating as determined by its regulators.

Table 16—Capital Adequacy Ratios

	December 31,
(In percent)	2010	2009	2008
Tier 1 risk-based capital	13.34	12.47	10.42
Total risk-based capital	14.60	14.42	12.34
Tier 1 leverage	8.48	9.89	8.54

        Compared to December 31, 2009 our Tier 1 risk-based capital ratio and total risk-based capital ratio have increased because of the increase in net income for the year ended December 31, 2010, due to the acquisition gain recorded on the CBT acquisition. Our capital ratios are currently in excess of the minimum standards and furthermore continue to be in the "well capitalized" regulatory classifications.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank subsidiary. Dividends paid by our bank are subject to certain regulatory restrictions. We must gain approval of the OCC in order to pay dividends in excess of our bank's net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2010, approximately $58.4 million of the bank's retained earnings was available for distribution to SCBT as dividends without prior regulatory approval.

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 17—Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Shareholder dividend payments	$8,680	$8,177	$7,113
Dividend payout ratios	16.43%	74.66%	40.93%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. We pay cash dividends on common shares out of earnings generated by SCBT in the preceding quarter; therefore, our dividend payout ratio is calculated by dividing total dividends paid during 2010 by the total net income available to common shareholders reported in the fourth quarter of 2009, first quarter of 2010, second quarter of 2010 and third quarter of 2010.

        In February 2004, SCBT's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2010, 2009 and 2008. During 2010, 2009 and 2008, we redeemed 7,272, 15,823 and 6,074, respectively, of SCBT shares from officers at an average cost of $35.04, $28.24 and $33.10, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under SCBT's stock incentive plans.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10 percent of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2010 and 2009, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

        Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored enterprise securities, tax-free securities, or other securities having ratings of "AAA" to "Not Rated". All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established.

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had five such credit concentrations at December 31, 2010, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to physicians (except mental health specialists). The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

        At December 31, 2010, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $586.6 million through various types of lending arrangements, of which $374.6 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $11.0 million at December 31, 2010. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2010. Long-term debt obligations totaling $47.0 million include junior subordinated debt. Operating lease obligations of $42.7 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 22 to the audited consolidated financial statements.

Table 18—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$46,978	$1,361	$1,313	$—	$44,304
Operating lease obligations	42,740	3,305	6,050	5,604	27,781

Total	$89,718	$4,666	$7,363	$5,604	$72,085

*
—Represents principal maturities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset-Liability Management and Market Risk Sensitivity" on page 68 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

        See Table 1 on page 46 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2010 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of SCBT's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that SCBT's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding our control objectives.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of SCBT's internal control over financial reporting as of December 31, 2010 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with the our 2011 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with our 2011 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2010, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	386,207	$29.02	304,502
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 304,502 number of securities available for future issuance in the table above are a total of 211,116 shares remaining from the authorized total of 363,825 under SCBT's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of SCBT to be filed in connection with our 2011 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)
  1. The financial statements and independent auditors' report referenced in "Item 8—Financial Statements and Supplementary Data" are listed below:

    SCBT Financial Corporation and Subsidiary
    Report of Independent Registered Public Accounting Firm
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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between SCBT Financial Corporation and TSB Financial Corporation, dated as of August 29, 2007 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 30, 2007)
2.2	Purchase & Assumption Agreement dated January 29, 2010 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2010)
2.3	Purchase & Assumption Agreement dated February 18, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2011)
3.1	Amended and Restated Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 31, 2008)
3.2	Amended and Restated Bylaws of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2008)
3.3	Articles of Amendment to Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
4.1	Specimen SCBT Financial Corporation Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)
4.2	Articles of Incorporation (included as Exhibits 3.1 and 3.3)
4.3	Bylaws (included as Exhibit 3.2)
4.4	Warrant to Purchase up to 303,083 Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

Exhibit No.	Description of Exhibit
4.5	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.1	First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)
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

Exhibit No.	Description of Exhibit
10.13	Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
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
10.20	Description of the 2006 Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on November 7, 2006)
10.21
Amended and Restated South Carolina Bank & Trust Deferred Income Plan, executed on November 16, 2006, to be effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2006)
10.22
Amended and Restated South Carolina Bank & Trust Non-Employee Directors Deferred Income Plan, executed on November 16, 2006, to be effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 22, 2006)
10.23
Form of Agreement for Restricted Stock Issued Pursuant to the Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)

Exhibit No.	Description of Exhibit
10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2008)
10.25*
Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.26*
Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Thomas S. Camp, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.27*
Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.28*
Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Richard C. Mathis, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.29*
Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.30*
Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.31*
Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Dane Murray, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.32*
Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.33*
Form of Termination Letter for Supplemental Executive Retirement Agreements for Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns, dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.34*
Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

Exhibit No.	Description of Exhibit
10.35	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)
10.36
Letter Agreement dated January 16, 2009, including Securities Purchase Agreement, between SCBT Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.37
Form of Waiver, executed by each of Messrs. Robert R. Hill, Jr., John C. Pollok, John F. Windley, Thomas S. Camp, and Joseph E. Burns (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.38
Form of Letter Agreement, executed by each of Messrs. Robert R. Hill, Jr., John C. Pollok, John F. Windley, Thomas S. Camp, and Joseph E. Burns with SCBT Financial Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)
10.39	Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 30, 2009)
10.40
Repurchase Letter Agreement, dated May 20, 2009, between the Registrant and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2009)
10.41
Warrant Repurchase Letter Agreement, dated June 24, 2009, between the Registrant and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24 2009)
10.42
Employment and Noncompetition Agreement for Donald E. Pickett, effective January 22, 2010 (incorporated by reference as Exhibit 10 to the Registrant's Current Report on Form 8-K filed on January 25, 2010)
10.43
Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2011)
14.1	SCBT Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K filed on March 12, 2004)
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes PLLC
24.1	Power of Attorney (contained herein as part of the signature pages)
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

*
Denotes a management compensatory plan or arrangement.

(b)
See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 16th day of March, 2011.

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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	President and Chief Executive Officer	March 16, 2011
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President and Chief Operating Officer	March 16, 2011
/s/ DONALD E. PICKETT Donald E. Pickett	Executive Vice President and Chief Financial Officer	March 16, 2011
/s/ JOSEPH E. BURNS Joseph E. Burns	Senior Executive Vice President and Chief Risk Officer	March 16, 2011
/s/ JOHN F. WINDLEY John F. Windley	Chief Banking Officer	March 16, 2011
/s/ RENEE R. BROOKS Renee R. Brooks	Corporate Secretary and Chief Administrative Officer	March 16, 2011

Signature	Title	Date

/s/ KAREN L. DEY Karen L. Dey	Senior Vice President and Controller	March 16, 2011
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	March 16, 2011
/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	March 16, 2011
/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	March 16, 2011
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	March 16, 2011
/s/ DALTON B. FLOYD, JR. Dalton B. Floyd, Jr.	Director	March 16, 2011
/s/ DWIGHT W. FRIERSON Dwight W. Frierson	Director	March 16, 2011
/s/ HERBERT G. GRAY Herbert G. Gray	Director	March 16, 2011
/s/ HARRY M. MIMS, JR. Harry M. Mims, Jr.	Director	March 16, 2011
/s/ RALPH W. NORMAN Ralph W. Norman, Jr.	Director	March 16, 2011
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	March 16, 2011
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	March 16, 2011
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	March 16, 2011
/s/ SUSIE H. VANHUSS Susie H. VanHuss	Director	March 16, 2011

Signature	Title	Date

/s/ KEVIN P. WALKER Kevin P. Walker	Director	March 16, 2011
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

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

        Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report which is included herein.

SCBT Financial Corporation
Columbia, South Carolina
March 16, 2011

www.SCBTonline.com
(803) 771-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

         We have audited SCBT Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

         In our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SCBT Financial Corporation and subsidiary as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011, expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that in 2009 the Company changed its method of accounting for other-than-temporary impairment of debt securities and its method of accounting for business combinations, both as a result of adopting new accounting guidance.

Charlotte, North Carolina
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for other-than-temporary impairment of debt securities and its method of accounting for business combinations, both as a result of adopting new accounting guidance.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion.

Charlotte, North Carolina
March 16, 2011

SCBT Financial Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$83,449	$80,523
Interest-bearing deposits with banks	416	174
Federal funds sold and securities purchased under agreements to resell	153,234	24,211

Total cash and cash equivalents	237,099	104,908

Investment securities:
Securities held to maturity (fair value of $20,150 and $21,901, respectively)	19,941	21,538
Securities available for sale, at fair value	197,374	173,303
Other investments	20,597	16,271

Total investment securities	237,912	211,112

Loans held for sale	42,704	17,563

Loans:
Covered under FDIC loss share agreements	321,038	—
Not covered under FDIC loss share agreements	2,296,200	2,203,238
Less allowance for loan losses	(47,512)	(37,488)

Loans, net	2,569,726	2,165,750

FDIC receivable for loss share agreements	212,103	—
Other real estate owned (covered of $69,317 and $0, respectively; and non-covered of $17,264 and $3,102, respectively)	86,581	3,102
Premises and equipment, net	87,381	71,829
Goodwill	62,888	62,888
Other assets	58,397	65,036

Total assets	$3,594,791	$2,702,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$484,838	$346,248
Interest-bearing	2,519,310	1,758,391

Total deposits	3,004,148	2,104,639
Federal funds purchased and securities sold under agreements to repurchase	191,017	162,515
Other borrowings	46,978	143,624
Other liabilities	22,691	8,591

Total liabilities	3,264,834	2,419,369

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares;
no shares issued and outstanding	—	—
Common stock—$2.50 par value; authorized 40,000,000 shares;
12,793,823 and 12,739,533 shares issued and outstanding	31,985	31,849
Surplus	198,647	196,437
Retained earnings	103,117	59,915
Accumulated other comprehensive loss	(3,792)	(5,382)

Total shareholders' equity	329,957	282,819

Total liabilities and shareholders' equity	$3,594,791	$2,702,188

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Interest income:
Loans, including fees	$143,493	$131,770	$142,630
Investment securities:
Taxable	9,985	8,501	11,065
Tax-exempt	853	936	1,471
Federal funds sold and securities purchased under agreements to resell	1,023	591	909

Total interest income	155,354	141,798	156,075

Interest expense:
Deposits	28,526	30,731	47,644
Federal funds purchased and securities sold under agreements to repurchase	630	502	5,427
Other borrowings	3,581	5,975	7,227

Total interest expense	32,737	37,208	60,298

Net interest income	122,617	104,590	95,777
Provision for loan losses	54,282	26,712	10,736

Net interest income after provision for loan losses	68,335	77,878	85,041

Noninterest income:
Gain on acquisition	98,081	—	—
Service charges on deposit accounts	21,342	15,498	16,117
Bankcard services income	8,987	5,043	4,832
Mortgage banking income	6,564	6,552	3,455
Trust and investment services income	4,251	2,517	2,756
Securities gains (losses), net	292	82	(43)
Total other-than-temporary impairment losses	(1,281)	(10,494)	(9,884)
Portion of impairment losses recognized in other comprehensive income	(5,489)	5,489	—

Net impairment losses recognized in earnings	(6,770)	(5,005)	(9,884)
Other	4,988	1,559	1,816

Total noninterest income	137,735	26,246	19,049

Noninterest expense:
Salaries and employee benefits	60,795	40,787	42,554
Net occupancy expense	8,544	6,392	6,103
Furniture and equipment expense	7,530	6,049	6,246
Merger expense	5,504	—	405
FDIC assessment and other regulatory charges	5,283	5,449	1,837
OREO expense and loan related	5,304	5,641	1,759
Advertising and marketing	3,618	2,497	3,870
Federal Home Loan Bank advances prepayment fee	3,189	—	—
Professional fees	2,046	1,358	1,608
Amortization of intangibles	1,650	526	575
Other	21,779	14,947	14,839

Total noninterest expense	125,242	83,646	79,796

Earnings:
Income before provision for income taxes	80,828	20,478	24,294
Provision for income taxes	28,946	6,883	8,509

Net income	51,882	13,595	15,785
Preferred stock dividends	—	1,115	—
Accretion on preferred stock discount	—	3,559	—

Net income available to common shareholders	$51,882	$8,921	$15,785

Earnings per common share:
Basic	$4.11	$0.74	$1.53

Diluted	$4.08	$0.74	$1.52

Dividends per common share	$0.68	$0.68	$0.68

Weighted average common shares outstanding:
Basic	12,618	12,061	10,301
Diluted	12,720	12,109	10,394

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
						Retained Earnings
	Shares	Amount	Shares	Amount	Surplus			Total
Balance, December 31, 2007	—	$—	10,160,432	$25,401	$140,652	$50,499	$(1,487)	$215,065
Comprehensive income:
Net income	—	—	—	—	—	15,785	—	15,785
Other comprehensive income (loss), net of tax effects
Pension and retiree medical plan	—	—	—	—	—	—	(4,596)	(4,596)
Net unrealized loss on securities available for sale,
net of reclassification adjustment	—	—	—	—	—	—	(3,102)	(3,102)

Total comprehensive income								8,087
Cash dividends declared at $.68 per share	—	—	—	—	—	(7,113)	—	(7,113)
Stock options exercised	—	—	14,087	35	262	—	—	297
Employee stock purchases	—	—	25,029	63	594	—	—	657
Restricted stock awards	—	—	47,129	118	(118)	—	—	—
Common stock repurchased	—	—	(6,074)	(15)	(186)	—	—	(201)
Share-based compensation expense	—	—	—	—	1,379	—	—	1,379
Common stock issued in private placement offering	—	—	1,010,000	2,525	24,232	—	—	26,757

Balance, December 31, 2008	—	—	11,250,603	28,127	166,815	59,171	(9,185)	244,928
Comprehensive income:
Net income	—	—	—	—	—	13,595	—	13,595
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	—	—	1,279	1,279
Change in pension liability for plan curtailment	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale	—	—	—	—	—	—	4,795	4,795
Noncredit portion of other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	—	(3,540)	(3,540)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	—	—	—	(14)	(14)

Total comprehensive income								17,398
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.68 per share	—	—	—	—	—	(8,177)	—	(8,177)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Stock options exercised	—	—	30,831	77	455	—	—	532
Employee stock purchases	—	—	27,991	70	496	—	—	566
Restricted stock awards	—	—	89,431	224	(224)	—	—	—
Common stock repurchased	—	—	(15,823)	(40)	(406)	—	—	(446)
Share-based compensation expense	—	—	—	—	1,431	—	—	1,431
Common stock issued in public offering	—	—	1,356,500	3,391	25,858	—	—	29,249

Balance, December 31, 2009	—	—	12,739,533	31,849	196,437	59,915	(5,382)	282,819
Comprehensive income:
Net income	—	—	—	—	—	51,882	—	51,882
Other comprehensive income, net of tax effects
Pension and retiree medical plan	—	—	—	—	—	—	(514)	(514)
Change in net unrealized gain on securities
available for sale	—	—	—	—	—	—	(1,041)	(1,041)
Noncredit portion of other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	—	3,540	3,540
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	—	—	—	(395)	(395)

Total comprehensive income								53,472
Cash dividends declared at $.68 per share	—	—	—	—	—	(8,680)	—	(8,680)
Stock options exercised	—	—	16,220	41	266	—	—	307
Employee stock purchases	—	—	22,371	56	613	—	—	669
Restricted stock awards	—	—	22,971	57	(57)	—	—	—
Common stock repurchased	—	—	(7,272)	(18)	(237)	—	—	(255)
Share-based compensation expense	—	—	—	—	1,625	—	—	1,625

Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$51,882	$13,595	$15,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,290	6,874	4,999
Provision for loan losses	54,282	26,712	10,736
Deferred income taxes	23,979	(2,925)	(874)
Other-than-temporary impairment on securities	6,770	5,005	9,884
(Gain) loss on sale of securities available for sale	(292)	(82)	43
(Gain) on acquisition	(98,081)	—	—
Share-based compensation expense	1,625	1,431	1,379
Federal Home Loan Bank advances prepayment fee	3,189	—	—
Accretion on FDIC indemnification asset	(2,443)	—	—
Accretion on loans covered under FDIC loss share agreements	(927)	—	—
Loss (gain) on sale of assets	132	42	86
Net (accretion of discount) & amortization of premium on investment securities	937	84	(339)
Net change in:
Loans held for sale	(25,140)	(1,822)	1,609
Accrued interest receivable	4,287	1,252	1,628
Prepaid assets	3,967	(11,395)	51
FDIC Loss Share Receivable	71,376	—	—
Miscellaneous other assets	(54,349)	6,887	(10,384)
Accrued interest payable	(5,225)	(2,350)	(1,807)
Accrued income taxes	(6,047)	392	811
Miscellaneous other liabilities	4,259	(3,287)	(2,646)

Net cash provided by operating activities	43,471	40,413	30,961

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	45,030	2,410	2,126
Proceeds from maturities and calls of investment securities held to maturity	1,595	2,686	3,925
Proceeds from maturities of investment securities available for sale	144,663	80,298	82,895
Proceeds from sales of other investment securities	1,632	451	2,338
Purchases of investment securities available for sale	(117,473)	(75,672)	(59,809)
Purchases of investment securities held to maturity	—	—	(6,679)
Purchases of other investment securities	—	(1,943)	(3,304)
Net (increase) decrease in customer loans	2,135	92,088	(238,810)
Net cash received from acquisition	306,298	—	—
Purchases of premises and equipment	(24,173)	(6,337)	(15,401)
Proceeds from sale of premises and equipment	52	2	19

Net cash provided by (used in) investing activities	359,759	93,983	(232,700)

Cash flows from financing activities:
Net increase (decrease) in deposits	(108,997)	(48,635)	225,383
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	26,942	(31,350)	(127,774)
Proceeds from FHLB advances	—	—	205,400
Repayment of FHLB advances	(166,025)	(18,030)	(167,535)
Repayment of subordinated term loan	(15,000)	—	—
Preferred stock issuance, net of issuance costs	—	64,632	—
Preferred stock and common stock warrant repurchase	—	(66,179)	—
Common stock issuance	669	29,815	27,414
Common stock repurchased	(255)	(446)	(201)
Dividends paid on preferred stock	—	(1,115)	—
Dividends paid on common stock	(8,680)	(8,177)	(7,113)
Stock options exercised	307	532	297

Net cash provided by (used in) financing activities	(271,039)	(78,953)	155,871

Net increase (decrease) in cash and cash equivalents	132,191	55,443	(45,868)
Cash and cash equivalents at beginning of period	104,908	49,465	95,333

Cash and cash equivalents at end of period	$237,099	$104,908	$49,465

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$30,938	$39,557	$62,106
Income taxes	9,420	6,642	13,879
Acquisitions:
Fair value of tangible assets acquired	$956,318	$—	$—
Other intangible assets acquired	8,535	—	—
Liabilities assumed	1,098,400	—	—
Net assets acquired over liabilities assumed	(133,547)	—	—
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $55,947, $0, and $0, respectively; and non-covered of $25,585, $10,500, and $10,428, respectively)	81,532	10,500	10,428

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SCBT, N.A. (the "Bank") , a nationally chartered bank operating divisions as South Carolina Bank and Trust, South Carolina Bank and Trust of the Piedmont ("Piedmont"), North Carolina Bank and Trust ("NCBT"), and Community Bank & Trust ("CBT"). The bank provides general banking services within the state of South Carolina, Mecklenburg County of North Carolina, and 10 counties in the state of Georgia. The accounting and reporting policies of the Company and its consolidated subsidiary conform with accounting principles generally accepted in the United States of America. SCBT Capital Trust I and SCBT Capital Trust II are unconsolidated subsidiaries of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. SCBT Capital Trust III is an unconsolidated subsidiary of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. TSB Statutory Trust I is an unconsolidated subsidiary of the Company acquired in the TSB merger and established for the purpose of issuing an aggregate of $3.0 million of trust preferred securities.

        On November 30, 2007, the Company acquired TSB Financial Corporation, the parent company of The Scottish Bank, N.A. ("TSB"). On November 8, 2008, the Company merged TSB into SCBT, N.A. and changed its name to NCBT. On December 6, 2008, the Company merged Piedmont into SCBT, N.A. On January 29, 2010, SCBT, N.A. acquired all of the deposits except brokered deposits, certain other borrowings, and certain of the loans and other assets of Community Bank & Trust ("CBT"), a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in an FDIC-assisted transaction. Subsequent to year-end on February 18, 2011, SCBT, N.A. acquired all of the deposits, certain other borrowings, and certain of the loans and other assets of Habersham Bank, a full service Georgia-state-chartered community bank headquartered in Clarkesville, Georgia in an FDIC-assisted transaction (See Note 32—Subsequent Events).

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

Segments

        The Company, through its subsidiary, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina and Georgia. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to be more than one reportable operating segment.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual

Note 1—Summary of Significant Accounting Policies (Continued)

results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired which are covered under loss share agreements with the FDIC, evaluating other-than-temporary-impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

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

Concentrations of Credit Risk

        The Company's subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina and Georgia. Although the subsidiary has diversified loan portfolios, a substantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $83.2 million at December 31, 2010. Based on this criteria, the Company had five such credit concentrations for non-acquired loans at December 31, 2010, including $264.7 million of loans to borrowers engaged in other activities related to real estate, $110.5 million of loans to lessors of residential buildings, $108.6 million of loans to lessors of nonresidential buildings (except mini-warehouses), $108.5 million of loans to religious organizations and $95.6 million in loans to physicians (except mental health specialists).

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2010 and 2009 consisted of U.S. government-sponsored enterprises and agency mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralize the related receivable on

Note 1—Summary of Significant Accounting Policies (Continued)

agreements to resell. At December 31, 2010, these agreements were considered to be short-term investments with maturities of three months or less.

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

        Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. The Company evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of the interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or, for a debt security, whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value (see Note 4—Investment Securities).

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

Loans

        Loans that management has originated and has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans is recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Note 1—Summary of Significant Accounting Policies (Continued)

        Loans are placed on nonaccrual status depending upon the type of loan, the past due status, and the collection activities in progress. Well-secured loans, in the process of collection, are allowed to remain on an accrual basis until they become 120 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 120 days past due. Unsecured commercial loans are charged off on or before the date they become 120 days past due. Closed end consumer loans and open end consumer loans are charged off or written down to the fair value of collateral on or before becoming 120 and 180 days past due, respectively. A past due loan may not be considered impaired if it is expected that the delay in payment is minimal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Interest payments are applied to the principal balance on nonaccrual loans.

        Acquired loans are initially recorded at a discount to recognize the difference in the fair value of the loans and the contractual balance. The discount includes a component to recognize the absolute difference between the contractual value and the amount expected to be collected as well as a component to recognize the net present value of that future amount to be collected. The net present value component is accretable into income, and therefore generates a yield on all acquired loans, regardless of past due status. Therefore, all acquired loans are considered to be accruing loans. Acquired loans that are greater than 90 days past due are placed into the greater than 90 days past due and still accruing category when analyzing the aging status of the loan portfolio. See Note 5—Loans and Allowance for Loan Losses for further detail.

        A loan is considered impaired when, in management's judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as nonaccrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above. Large groups of smaller balance homogeneous loans are collectively evaluated for loss and a general reserve is established accordingly.

Troubled Debt Restructurings ("TDRs")

        SCBT designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms

Note 1—Summary of Significant Accounting Policies (Continued)

for a reasonable period of time (generally a minimum of six months). At December 31, 2010 and 2009, total TDRs were $9.7 million and $2.0 million, respectively, of which $3.3 million were accruing restructured loans, at December 31, 2010. The TDRs at December 31, 2009 were nonaccruing. SCBT does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates loans that are classified as either doubtful, substandard or special mention to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on an annual basis for loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000.

        Although management uses available information to estimate losses on loans, because of uncertainties associated with local, regional, and national economic conditions, collateral values, and future cash flows on impaired loans, and subjection of the model to the review of regulatory authorities, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Other Real Estate Owned

        Other real estate, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan

Note 1—Summary of Significant Accounting Policies (Continued)

balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

        Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

        The Company accounts for its acquisitions under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (the "FDIC"). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the amount deemed paid (fair value) for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310-30, the Company aggregated loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million, commercial real estate, commercial real estate—construction and development, residential real estate, residential real

Note 1—Summary of Significant Accounting Policies (Continued)

estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

        Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

        Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company's initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. The FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

        The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to a pool of purchased loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of the pool of loans.

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

Intangible Assets

        Intangible assets consist primarily of goodwill and core deposit intangibles that result from the acquisition of other banks or branches from other banks. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying

Note 1—Summary of Significant Accounting Policies (Continued)

amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

        The Company evaluated the carrying value of goodwill as of April 30, 2010, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

        Core deposit intangibles, included in other assets, consist of costs that resulted from the acquisition of deposits from other commercial banks or the estimated fair value of these assets acquired through business combinations. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired (generally 7 to 13 years) on a either (1) the straight-line method or (2) the accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Advertising Costs

        The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a current year.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Note 16).

Note 1—Summary of Significant Accounting Policies (Continued)

Employee Benefit Plans

        The Company's defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 18 for information regarding the defined benefit pension plan and Note 19 for information regarding our post retirement benefits plan. The expected costs of the plans are being expensed over the period that employees provide service.

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 20 for the amount the Company recognized as expense for the years ended December 31, 2010, 2009 and 2008.

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

        The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2010, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

Earnings Per Share

        Basic earnings per share ("EPS") represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.

Note 1—Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

        The Company's interest rate risk management strategy incorporates the use of a derivative financial instrument, specifically an interest rate swap, to essentially convert a portion of its variable-rate debt to a fixed rate. Cash flows related to variable-rate debt will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the variable-rate debt will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

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

        The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income of the period of the change (see Note 31—Derivative Financial Instruments for further disclosure).

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity.

Recent Accounting and Regulatory Pronouncements

        The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in expansive changes in many areas affecting the financial services industry in general and the Company in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC's Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing any shortfall falling to banks with more than $10.0 billion in assets. Provisions within the Dodd-Frank Act will require institutions that had more than $15 billion in assets on December 31, 2009, will no longer be able to include trust preferred securities (TRUPs) as Tier 1 capital beginning in 2013. One third will be phased out over the next two years ending in 2015. Financial institutions with

Note 1—Summary of Significant Accounting Policies (Continued)

less than $15 billion in total assets, such as SCBT, may continue to count their pre-May 19, 2010, TRUPs as Tier 1 capital, but may not issue new capital-TRUPs. Another provision of the legislation gives the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. This provision may have a negative impact on non-interest income.

        Effective December 31, 2010, SCBT adopted certain of the key provisions of Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ("ASU 2010-20"). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. Most of the new and amended disclosures in the ASU are effective December 31, 2010, and are included in Note 5 Loans and Allowance for Loan Losses. The disclosures that include information for activity that occurs during a reporting period will be effective for the first quarter of 2011. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The impact of adoption for SCBT is the inclusion of additional disclosures in SCBT's consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, an update to FASB ASC 820-10, Fair Value Measurements. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company's financial position, results of operations, and EPS. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

        In February 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09 amending its guidance in FASB ASC 855-10, Subsequent Events, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65-1 in topic 320, Investments—Debt and Equity Securities, includes the transition and open effective date information related to this FSP. The guidance changed (1) the method for determining whether an OTTI exists for debt securities and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an OTTI exists, an entity assesses the likelihood of selling the security prior to recovering its cost basis. This is a change from the previous requirement for an entity to assess whether it has the intent and ability to hold a security to recovery. If the entity intends to sell the debt security or it is more-likely-than-not that the entity is required to sell the debt security prior to recovering its cost basis, the security is written down to fair value with the full charge recorded in earnings. If the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity is required to sell the debt security prior to recovery, the security is not considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case: (1) where credit losses exist, the portion of the impairment related to those credit losses is recognized in earnings; (2) any remaining difference between the fair value and the cost basis is recognized as part of other comprehensive income. The entity is required to present on the face of the income statement both the total of any OTTI loss, and the noncredit portion recorded in other comprehensive income as an adjustment thereto. The entity is required to provide enhanced disclosures, including its methodology and key inputs used for determining the amount of credit losses recorded in earnings. On adoption, the noncredit portion of an OTTI previously recognized in retained earnings is reclassified to other comprehensive income as a cumulative effect adjustment if the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the security prior to recovery. The impairment model for equity securities is unaffected by this guidance. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 4—Investment Securities.

        The FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (ASC 805). This requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. FASB ASC 805-10 was applicable prospectively to business combinations completed on or after January 1, 2009, thus the Company's CBT acquisition during 2010 was accounted for under ASC Topic 805.

Note 2—Mergers and Acquisitions

        On January 29, 2010, the Company's wholly owned bank subsidiary, SCBT, N.A., entered into a purchase and assumption agreement (the "P&A Agreement"), including loss share arrangements, with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities

Note 2—Mergers and Acquisitions (Continued)

of CBT, a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia. CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the northeast region of Georgia.

        Pursuant to the P&A Agreement, the Bank received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. The loss share agreement applicable to single family loans provides for FDIC loss sharing for ten years and Bank reimbursement to the FDIC for ten years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements. This discount will be accreted to non-interest income over future periods.

        The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A Agreement. However, the Bank had the option to purchase the real estate, furniture and equipment from the FDIC. The term of this option expired on April 29, 2010, 90 days from the date of the acquisition. On April 28, 2010, the Bank notified the FDIC that it planned to acquire seven bank facilities with an appraised value of approximately $10.9 million. In addition, the Bank notified the FDIC that it plans to purchase approximately $700,000 of furniture or equipment related to 27 locations being retained by the Bank. On October 27, 2010, the Bank settled the purchase of the assets above and settled other items that related to the January 29, 2010 acquisition, with a net payment to the FDIC of $3.9 million. There was no income statement or equity impact of this settlement on the financial statements of the Bank. These 27 banking facilities include both leased and owned locations. In late May and early June of 2010, the Bank closed 10 bank branches, 1 trust office, and converted the operating system of the acquired Georgia franchise.

        The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. As of December 31, 2010, there have been no adjustments or changes to the initial fair values related to the CBT

Note 2—Mergers and Acquisitions (Continued)

acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of CBT prior to the date of the combination. The Company has omitted pro forma information related to the CBT acquisition because of the pervasive federal assistance in the transaction.

        As of December 31, 2010, noninterest income includes a pre-tax gain of $98.1 million which resulted from the acquisition of CBT. The amount of the gain is equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed. The Company recognized $5.5 million in merger-related expense during the twelve months ended December 31, 2010.

Note 2—Mergers and Acquisitions (Continued)

        The following table presents the assets acquired and liabilities assumed as of January 29, 2010, as recorded by CBT on the acquisition date and as adjusted for purchase accounting adjustments.

(Dollars in thousands)	As Recorded by CBT	Balances Kept by FDIC	Balances Acquired from FDIC	Fair Value Adjustments		As Recorded by SCBT
Assets
Cash and cash equivalents	$80,615	$(12)	$80,603	$—		$80,603
Investment securities	116,270	(10,046)	106,224	(613	)(a)	105,611
Loans	828,223	(56,725)	771,498	(312,033	)(b)	459,465
Premises and equipment	24,063	(24,015)	48	—		48
Intangible assets	—	—	—	8,535	(c)	8,535
FDIC receivable for loss sharing agreement	—	—	—	276,789	(d)	276,789
Other real estate owned and repossessed assets	46,271	4,852	51,123	(25,194	)(e)	25,929
Other assets	26,414	(18,541)	7,873	—		7,873

Total assets	$1,121,856	$(104,487)	$1,017,369	$(52,516)		$964,853

Liabilities
Deposits:
Noninterest-bearing	$107,617	$(11,602)	$96,015	$—		$96,015
Interest-bearing	907,288	311	907,599	4,892	(f)	912,491

Total deposits	1,014,905	(11,291)	1,003,614	4,892		1,008,506
Other borrowings	80,250	—	80,250	2,316	(g)	82,566
Other liabilities	10,748	(3,614)	7,134	194	(h)	7,328

Total liabilities	1,105,903	(14,905)	1,090,998	7,402		1,098,400

Net assets acquired over liablities assumed	$15,953	$(89,582)	$(73,629)	$(59,918)		$(133,547)

Excess of assets acquired over liabilities assumed	$15,953	$(89,582)	$(73,629)

Aggregate fair value adjustments				$(59,918)

Cash received from the FDIC						$225,695
Cash due from FDIC						5,933

Total cash received and due from the FDIC						231,628

Pre-tax gain on acquisition						$98,081

Explanation of fair value adjustments

Adjustment reflects:

(a)
Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

(b)
Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio.

Note 2—Mergers and Acquisitions (Continued)

(c)
Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.

(d)
Adjustment reflects the estimated fair value of payments the Company will receive from the FDIC under the loss share agreements.

(e)
Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

(f)
Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(g)
Adjustment reflects the prepayment fee paid when Federal Home Loan Bank ("FHLB") advances were completely paid off in early February 2010.

(h)
Adjustment reflects the fair value of leases assumed.

        Subsequent to year-end on February 18, 2011, the Company acquired Habersham Bank in a Federal Deposit Insurance Corporation ("FDIC")-assisted deal. See Note 32—Subsequent Events for further disclosure.

Note 3—Restriction on Cash and Due from Banks

        The Bank is required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such required reserve funds at December 31, 2010 and 2009 was approximately $25,000 and $25,000, respectively.

Note 4—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
State and municipal obligations	$19,941	$227	$(18)	$20,150

December 31, 2009:
State and municipal obligations	$21,538	$391	$(28)	$21,901

Note 4—Investment Securities (Continued)

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Government-sponsored enterprises debt*	$69,854	$844	$(164)	$70,534
State and municipal obligations	39,749	680	(425)	40,004
Government-sponsored enterprises mortgage-backed securities	83,045	1,752	(357)	84,440
Trust preferred (collateralized debt obligations)	2,324	—	(290)	2,034
Corporate stocks	256	106	—	362

	$195,228	$3,382	$(1,236)	$197,374

December 31, 2009:
Government-sponsored enterprises debt*	$36,785	$166	$(336)	$36,615
State and municipal obligations	26,727	489	(411)	26,805
Government-sponsored enterprises mortgage-backed securities	99,192	4,182	(106)	103,268
Trust preferred (collateralized debt obligations)	12,042	—	(5,792)	6,250
Corporate stocks	285	80	—	365

	$175,031	$4,917	$(6,645)	$173,303

*
—Government-sponsored enterprises debt are comprised of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, Federal Home Loan Bank ("FHLB"), and Federal Farm Credit Banks ("FFCB").

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,278	—	—	13,278
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$20,597	$—	$—	$20,597

December 31, 2009:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	8,952	—	—	8,952
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$16,271	$—	$—	$16,271

Note 4—Investment Securities (Continued)

        The Company has determined that the investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2010 and ultimate recoverability of the par value of these investments is probable.

        The amortized cost and fair value of debt and equity securities at December 31, 2010 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as "Due after ten years".

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$340	$342	$251	$251
Due after one year through five years	260	260	5,814	5,925
Due after five years through ten years	5,119	5,230	42,359	42,602
Due after ten years	14,222	14,318	146,804	148,596

	$19,941	$20,150	$195,228	$197,374

        There were no sales or transfers of held-to-maturity securities during 2010, 2009 or 2008. The following table summarizes information with respect to sales of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Sale proceeds	$45,030	$2,410	$2,126

Gross realized gains	$1,559	$82	$340
Gross realized losses	(1,267)	—	(383)

Net realized gain (loss)	$292	$82	$(43)

        The Company sold its entire position in Freddie Mac preferred stock during 2008. Prior to the sale, the Company recorded OTTI of $9.8 million related to Freddie Mac preferred stock during 2008.

        The Company had 62 securities with gross unrealized losses at December 31, 2010. Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by

Note 4—Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2010:
Securities Held to Maturity
State and municipal obligations	$18	$3,050	$—	$—

	$18	$3,050	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$164	$26,138	$—	$—
State and municipal obligations	229	12,402	196	1,350
Mortgage-backed securities	357	31,547	—	—
Trust preferred (collateralized debt obligations)	—	—	290	2,034

	$750	$70,087	$486	$3,384

December 31, 2009:
Securities Held to Maturity
State and municipal obligations	$28	$4,308	$—	$—

	$28	$4,308	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$336	$21,117	$—	$—
State and municipal obligations	13	3,281	398	4,400
Mortgage-backed securities	106	9,388	—	—
Trust preferred (collateralized debt obligations)	—	—	5,792	6,250

	$455	$33,786	$6,190	$10,650

        At December 31, 2010 and 2009, debt securities with unrealized losses had depreciated 1.6% and 12.0%, respectively, from their amortized cost basis. The unrealized losses in 2010 relate principally to some state and municipal obligations, government sponsored entities ("GSE") debentures and mortgage-backed securities whose spreads widened to U.S. Treasury securities in the midst of the current economic and liquidity environments. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

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

        At December 31, 2010 and 2009, investment securities with a carrying value of $60.6 million and $74.9 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2010 and 2009, the carrying amount of the securities pledged to secure repurchase agreements was $76.3 million and $74.4 million, respectively.

        The following table presents a roll forward of recognized charges to earnings on certain trust preferred debt securities for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$4,922	$—
Additional fair market value losses on trust preferred debt securities for which other-than-temporary impairment was previously recognized
PreTSL IX B-3	1,284	699
PreTSL X B-1	1,550	1,882
PreTSL X B-3	431	528
PreTSL XI B-1	1,742	335
PreTSL XIII B-2	607	156
PreTSL XIV	1,026	307
PreTSL XVI C	—	1,015

Net fair market value losses recognized in earnings	6,640	4,922

Balance at end of period	$11,562	$4,922

        The Company continued to evaluate the remaining TRUP, MMCaps I A, for OTTI. As of June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI on debt securities not expected to be sold be recognized in other comprehensive income. As a result of this new standard, the Company recorded $4.9 million in credit-related OTTI charges in earnings in 2009. In addition, the Company recognized $5.5 million for the non-credit impairment associated with the same seven TRUPs in other comprehensive income (equity). During the first quarter of 2010, the Company concluded that there appeared to have been a change in the fundamental behavior and inclination of some issuers toward earlier deferrals or defaults on their payments in the trust preferred pools, and as a result the performance of the pools had decreased the probability that the Company would be able to recognize cash flows in excess of the estimated fair value of the securities. In addition, the Company decided to liquidate these securities before anticipated recovery given the impact of the changes in the nature of the Company's balance sheet and levels of classified assets to capital. As a result of this analysis, the Company had changed its intent and expectations relative to these securities, and had written these

Note 4—Investment Securities (Continued)

securities down to fair market value prior to their sale (reflecting both credit and non-credit related considerations). Accordingly, a $6.6 million charge was recognized in earnings during the year ended December 31, 2010. Additional OTTI charges of $130,000 and $83,000 were taken on equity securities for the years ended December 31, 2010 and 2009, respectively.

        During the fourth quarter of 2010, the Company elected to sell seven of the eight pooled trust preferred securities at an incremental loss of $1.3 million. These realized losses are reflected in the income statement as a part of "Securities gains (losses), net".

        The remaining trust preferred security, MMCaps I A, is a senior security in a pool where deferral/default experience has been more predictable, and the Company currently expects to collect all contractual principal and interest. Any unrealized gain or loss related to this security has been recorded through other comprehensive income (equity), net of tax. At December 31, 2010, the book value of the MMCaps I A, which is rated A3/A by Moody's and Fitch, respectively, totaled $2.3 million with an estimated fair value of $2.0 million.

        On an ongoing basis, the Company reviews its investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which fair value has been lower than the cost. The Company evaluates its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, including consideration of its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.

        As of December 31, 2010, the following table provides detail of the Company's pooled TRUP, which has been in an unrealized loss position greater than twelve months:

		Current Information for the Securities						Deferral/Default Statistics
									Excess Subordination(3)
							Receiving Principal/ Interest Contractually at 12/31/10	Deferral/ Defaults % of Total Collateral Balance(2)
(Dollars in thousands)	Class	# of Issuers	Book Value	Fair Value	Unrealized Loss	Credit Ratings(1)			Amount	% of Current Performing Collateral
MMCaps I A	Senior	26	2,324	2,034	(290)	A3/A	Yes/Yes	25.5%	46,413	24.5%

Total			$2,324	$2,034	$(290)

Notes to table above:

(1)
Credit Ratings represent Moody's and Fitch ratings (S&P does not rate this security).

(2)
This ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters to the total amount of original collateral for a given deal. Fewer deferrals/defaults produce a lower ratio.

(3)
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

Note 5—Loans and Allowance for Loan Losses

        The following is a summary of non-acquired loans at December 31:

(Dollars in thousands)	2010	2009
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$422,041	$467,284
Commercial non-owner occupied	306,381	303,650

Total commercial non-owner occupied real estate	728,422	770,934
Consumer real estate:
Consumer owner occupied	322,637	284,484
Home equity loans	263,994	248,639

Total consumer real estate	586,631	533,123
Commercial owner occupied real estate	565,155	469,101
Commercial and industrial	202,987	214,174
Other income producing property	124,431	137,736
Consumer	67,768	68,770
Other loans	20,806	9,400

Total non-acquired loans	2,296,200	2,203,238
Less, allowance for loan losses	(47,512)	(37,488)

Non-acquired loans, net	$2,248,688	$2,165,750

        In accordance with FASB ASC Topic 310-30, the Company aggregated loans covered under loss share agreements that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay.

        The Company's loans covered under loss share agreements portfolio is comprised of the following balances net of related discount:

	December 31, 2010
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Loans covered under loss share agreements:
Commercial loans greater than or equal to $1 million	$32,744	$51,544	$84,288
Commercial real estate	21,302	45,326	66,628
Commercial real estate—construction and development	15,262	17,050	32,312
Residential real estate	45,299	42,246	87,545
Residential real estate junior lien	2,100	1,573	3,673
Home equity	496	1,023	1,519
Consumer	5,879	5,036	10,915
Commercial and industrial	10,821	13,921	24,742
Single pay	9,156	260	9,416

Total loans covered under loss share agreements	$143,059	$177,979	$321,038

Note 5—Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of loans covered under loss share agreement impaired and non-impaired at acquisition date (January 29, 2010—refined) are as follows:

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$450,691	$350,309	$801,000
Non-accretable difference	(210,024)	(102,274)	(312,298)

Cash flows expected to be collected	240,667	248,035	488,702
Accretable yield	(7,431)	(21,806)	(29,237)

Carrying value	$233,236	$226,229	$459,465

        During 2010, the Company refined certain assumptions and loan pools which resulted in changes in the line items of the table above. The changes did not result in a change in the carrying value initially recorded.

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of loans covered under loss share agreement impaired and non-impaired as of December 31, 2010 are as follows:

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$301,080	$303,153	$604,233
Non-accretable difference	(140,723)	(97,789)	(238,512)

Cash flows expected to be collected	160,357	205,364	365,722
Accretable yield	(17,298)	(27,386)	(44,684)

Carrying value	$143,059	$177,979	$321,038

        Income on loans covered under loss share agreement that are not impaired at acquisition date is recognized in the same manner as loans impaired at acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

        The unpaid principal balance for acquired loans was $519.2 million at December 31, 2010, and $771.5 million at January 29, 2010.

        The following are changes in the carrying value of loans covered under loss share agreement at acquisition date during the year ended December 31, 2010:

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Balance, December 31, 2009	$—	$—	$—
Fair value of acquired loans	233,236	226,229	459,465
Reductions for payments and foreclosures	(90,177)	(48,250)	(138,427)

Balance, December 31, 2010	$143,059	$177,979	$321,038

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following are changes in the carrying amount of accretable difference for purchased impaired and non-impaired loans for the year ended December 31, 2010:

(Dollars in thousands)
Beginning balance January 29, 2010	$29,236
Interest income	(19,919)
Improved cash flows not affecting nonaccretable difference	35,367

Ending balance, December 31, 2010	$44,684

        The Company reviewed its forecast of expected cash flows for loans accounted for under FASB Topic 310-30 during 2010, and recognized improvement in the cash flow expectations. The cash flow improvement results from renewals of performing loans and projected maturities. This change results in a yield adjustment on the loan pools on a prospective basis.

        An aggregated analysis of the changes in allowance for loan losses for the years ended December 31 is as follows:

(Dollars in thousands)	2010	2009	2008
Balance at beginning of period	$37,488	$31,525	$26,570
Loans charged-off	(46,817)	(22,050)	(6,754)
Recoveries of loans previously charged off	2,559	1,301	973

Net charge-offs	(44,258)	(20,749)	(5,781)
Provision for loan losses	54,282	26,712	10,736

Balance at end of period	$47,512	$37,488	$31,525

        As of December 31, 2010, no provision has been made to date for loans covered under loss share agreement.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commerical Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
2010
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(19,150)	(3,011)	(2,625)	(7,285)	(2,490)	(9,138)	(338)	(2,780)	—	(46,817)
Recoveries	785	29	126	149	45	713	6	706	—	2,559
Provision	23,438	3,618	4,335	8,561	3,118	8,408	791	2,007	6	54,282

Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512

Loans individually evaluated for impairment	$1,718	$1,444	$830	$80	$—	$36	$28	$—	$—	$4,136

Loans collectively evaluated for impairment	$12,524	$4,984	$6,984	$5,980	$4,424	$4,277	$2,806	$1,191	$206	$43,376

Loans:
Loans individually evaluated for impairment	$23,081	$10,948	$10,747	$1,540	$—	$1,144	$3,153	$—	$—	$50,613
Loans collectively evaluated for impairment	398,960	295,433	554,408	321,097	263,994	201,843	121,278	67,768	20,806	2,245,587

Total non-acquired loans	$422,041	$306,381	$565,155	$322,637	$263,994	$202,987	$124,431	$67,768	$20,806	$2,296,200

2009
Allowance for loan losses:
Balance, December 31, 2008	$7,779	$4,181	$4,865	$3,774	$3,135	$3,936	$1,890	$1,511	$454	$31,525
Charge-offs	(9,593)	(3,143)	(571)	(2,286)	(1,054)	(2,528)	(867)	(2,005)	(3)	(22,050)
Recoveries	107	274	4	27	11	192	3	681	2	1,301
Provision	10,876	4,480	1,680	3,120	1,659	2,730	1,349	1,071	(253)	26,712

Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488

Loans individually evaluated for impairment	$1,627	$1,259	$441	$125	$—	$259	$330	$—	$—	$4,041

Loans collectively evaluated for impairment	$7,542	$4,533	$5,537	$4,510	$3,751	$4,071	$2,045	$1,258	$200	$33,447

Loans:
Loans individually evaluated for impairment	$17,596	$6,555	$7,078	$744	$—	$936	$1,801	$—	$—	$34,710
Loans collectively evaluated for impairment	449,688	297,095	462,023	283,740	248,639	213,238	135,935	68,770	9,400	2,168,528

Total non-acquired loans	$467,284	$303,650	$469,101	$284,484	$248,639	$214,174	$137,736	$68,770	$9,400	$2,203,238

        As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans (see details below) and (v) the general economic conditions of the markets that we serve.

        The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

  •
  Pass—These loans range from minimal credit risk to lower than average however still acceptable credit risk.

Note 5—Loans and Allowance for Loan Losses (Continued)

  •
  Special mention—A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution's credit position at some future date.

  •
  Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

  •
  Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

        The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans at December 31:

	Construction & Land Development		Commercial Non-owner Occupied		Commercial Owner Occupied		Commercial & Industrial		Other Income Producing Property
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$314,762	$328,617	$244,875	$255,606	$489,936	$398,552	$190,608	$194,369	$101,441	$113,265
Special mention	40,463	55,306	37,487	27,040	38,204	44,129	8,104	6,053	10,074	10,335
Substandard	66,816	82,869	24,018	20,778	36,785	26,330	4,275	13,752	12,872	14,053
Doubtful	—	492	—	227	231	90	—	—	44	83

	$422,041	$467,284	$306,381	$303,650	$565,155	$469,101	$202,987	$214,174	$124,431	$137,736

        The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans at December 31:

	Consumer Owner Occupied		Home Equity		Consumer		Other
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$286,335	$255,404	$248,295	$235,772	$66,776	$68,090	$20,806	$9,400
Special mention	17,919	8,514	7,794	4,232	532	181	—	—
Substandard	18,383	19,605	7,906	8,376	461	477	—	—
Doubtful	—	961	—	259	—	22	—	—

	$322,637	$284,484	$263,994	$248,639	$67,768	$68,770	$20,806	$9,400

        At December 31, 2010, the aggregate amount of non-acquired substandard and doubtful loans totaled $172 million. When these loans are combined with non-acquired OREO of $17 million, our non-acquired classified assets (as defined by our primary federal regulator) were $189 million. At December 31, 2009, the amounts were $188 million, $3 million and $195 million, respectively.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade loans covered under loss share agreement net of the related discount at December 31:

	Commercial Loans Greater Than or Equal to $1 Million		Commercial Real Estate		Commercial Real Estate— Construction and Development		Residential Real Estate		Residential Real Estate— Junior Lien
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$26,395	$—	$29,506	$—	$11,897	$—	$42,807	$—	$2,219	$—
Special mention	10,317	—	10,048	—	3,218	—	10,470	—	93	—
Substandard	46,952	—	26,696	—	16,877	—	33,112	—	1,112	—
Doubtful	624	—	378	—	320	—	1,156	—	249	—

	$84,288	$—	$66,628	$—	$32,312	$—	$87,545	$—	$3,673	$—

	Home Equity		Consumer		Commercial and Industrial		Single Pay
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$1,069	$—	$7,401	$—	$10,482	$—	$258	$—
Special mention	156	—	528	—	3,389	—	65	—
Substandard	294	—	2,828	—	10,503	—	8,877	—
Doubtful	—	—	158	—	368	—	216	—

	$1,519	$—	$10,915	$—	$24,742	$—	$9,416	$—

        The risk grading of acquired loans is determined utilizing a loan's contractual balance, while the amount recorded in the financial statements and reflected above is the fair value. In an FDIC assisted acquisition, acquired loans are recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount, the Company's risk of loss is mitigated because of the FDIC loss share arrangement.

        An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due	Nonaccruals	Current	Total Loans
Commercial real estate:
Construction and land development	$3,304	$1,133	$—	$4,437	$28,390	$389,214	$422,041
Commercial non-owner occupied	779	240	—	1,019	10,073	295,289	306,381
Commercial owner occupied	1,063	453	—	1,516	13,056	550,583	565,155
Consumer real estate:
Consumer owner occupied	1,626	1,086	16	2,728	7,176	312,733	322,637
Home equity loans	725	79	14	818	2,517	260,659	263,994
Commercial and industrial	622	98	—	720	1,282	200,985	202,987
Other income producing property	806	103	18	927	6,356	117,676	124,431
Consumer	597	175	33	805	176	66,259	67,768
Other loans	35	16	37	88	—	20,718	20,806

	$9,557	$3,383	$118	$13,058	$69,026	$2,214,116	$2,296,200

Note 5—Loans and Allowance for Loan Losses (Continued)

        An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2009 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due	Nonaccruals	Current	Total Loans
Commercial real estate:
Construction and land development	$992	$7,714	$—	$8,706	$23,195	$435,383	$467,284
Commercial non-owner occupied	130	—		130	7,862	295,658	303,650
Commercial owner occupied	2,752	375	50	3,177	7,667	458,257	469,101
Consumer real estate:
Consumer owner occupied	1,357	426	1	1,784	5,917	276,783	284,484
Home equity loans	937	100	—	1,037	743	246,859	248,639
Commercial and industrial	1,225	156	95	1,476	1,126	211,572	214,174
Other income producing property	754	589	—	1,343	2,699	133,694	137,736
Consumer	700	264	56	1,020	282	67,468	68,770
Other loans	73	84	39	196	1	9,203	9,400

	$8,920	$9,708	$241	$18,869	$49,492	$2,134,877	$2,203,238

        An aging analysis of past due loans, segregated by type for loans covered under loss share agreement, as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due	Nonaccruals	Current	Total Loans
Commercial loans greater than or equal to $1 million	$3,993	$—	$30,220	$34,213	$—	$50,075	$84,288
Commercial real estate	1,067	458	14,240	15,764	—	50,864	66,628
Commercial real estate—construction and development	1,197	499	10,915	12,610	—	19,702	32,312
Residential real estate	2,508	1,397	20,077	23,982	—	63,563	87,545
Residential real estate junior lien	165	59	863	1,087	—	2,586	3,673
Home Equity	15	56	101	173	—	1,346	1,519
Consumer	614	323	1,303	2,240	—	8,675	10,915
Commercial and indsutrial	1,533	470	6,986	8,990	—	15,752	24,742
Single Pay	—	—	8,900	8,900	—	516	9,416

	$11,092	$3,262	$93,605	$107,959	$—	$213,079	$321,038

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to impaired non-acquired loans as of December 31 was as follows:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Gross Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2010
Commercial real estate:
Construction and land development	$29,656	$13,362	$9,719	$23,081	$1,718	$20,338
Commercial non-owner occupied	12,902	5,824	5,124	10,948	1,444	8,752
Commercial owner occupied	11,279	5,353	5,394	10,747	830	8,913
Consumer real estate:
Consumer owner occupied	1,725	—	1,540	1,540	80	1,143
Home equity loans	—	—	—	—	—	—
Commercial and industrial	1,145	—	1,144	1,144	36	1,040
Other income producing property	4,402	2,246	907	3,153	28	2,477
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total impaired loans	$61,109	$26,785	$23,828	$50,613	$4,136	$42,663

December 31, 2009
Commercial real estate:
Construction and land development	$22,042	$7,610	$9,986	$17,596	$1,627	$15,307
Commercial non-owner occupied	6,913	3,528	3,027	6,555	1,259	4,092
Commercial owner occupied	7,164	3,662	3,416	7,078	441	3,871
Consumer real estate:
Consumer owner occupied	813	314	430	744	125	756
Home equity loans	—	—	—	—	—	—
Commercial and industrial	1,066	565	371	936	259	646
Other income producing property	1,988	523	1,278	1,801	330	1,177
Consumer	—	—	—	—	—	29
Other loans	—	—	—	—	—	—

Total impaired loans	$39,986	$16,202	$18,508	$34,710	$4,041	$25,878

        Loans covered under loss share agreements are accounted for in pools as shown on page F-31. Currently there is no incremental allowance related to these loans, therefore, the table above only pertains to non-acquired loans.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans, at December 31:

(Dollars in thousands)	2010	2009
Commercial non-owner occupied real estate:
Construction and land development	$27,207	$23,195
Commercial non-owner occupied	8,407	7,862
Commercial owner occupied real estate	10,499	5,620

Total commercial non-owner occupied real estate	46,113	36,677
Consumer real estate:
Consumer owner occupied	6,865	5,915
Home equity loans	2,517	743

Total consumer real estate	9,382	6,658
Commercial and industrial	1,282	1,126
Other income producing property	5,708	2,699
Consumer	176	282
Other loans	—	2
Restructured loans	6,365	2,048

	$69,026	$49,492

        Loans covered under loss share agreement that are 30-89 days past due continue to accrue accretable yield under the accretion method accounting.

Note 6—Receivable from FDIC for Loss Share Agreements

        The following table provides changes in the receivable from the FDIC during 2010:

(Dollars in thousands)
Beginning balance January 29, 2010	$276,789
Accretion of discounts and premiums, net	2,443
Reimbursable expenses claimed	4,246
Reimbursements from FDIC	(71,376)

Ending balance December 31, 2010	$212,103

        The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At December 31, 2010, the Company estimated that $33.5 million was currently receivable from the FDIC. Subsequent to year-end, the Company received $33.4 million, including reimbursable expenses.

Note 7—Other Real Estate Owned

        The following is a summary of information pertaining to OREO at December 31, 2010:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2009	$3,102	$—	$3,102
Acquired in CBT Acquisition	—	25,876	25,876
Additions	25,585	55,947	81,532
Writedowns	(2,773)	—	(2,773)
Sold	(8,650)	(12,506)	(21,156)

Balance, December 31, 2010	$17,264	$69,317	$86,581

        The covered OREO above is covered pursuant to the FDIC loss share agreement which is discussed in Note 2—Mergers and Acquisitions.

Note 8—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2010	2009
Land		$23,302	$21,034
Buildings and leasehold improvements	15-40 years	63,997	52,406
Equipment and furnishings	3-10 years	37,732	30,674
Construction in process		845	180

Total		125,876	104,294
Less accumulated depreciation		(38,495)	(32,465)

		$87,381	$71,829

        Depreciation expense charged to operations was $7.0 million, $5.9 million, and $4.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        Computer software with an original cost of $5.1 million is being amortized using the straight-line method over thirty-six months. Amortization expense totaled $633,000, $492,000, and $439,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 9—Goodwill and Other Intangible Assets

        In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2010.

(Dollars in thousands)
Balance, December 31, 2010	$62,888

Balance, December 31, 2009	$62,888

Note 9—Goodwill and Other Intangible Assets (Continued)

        The Company's other intangible assets, consisting primarily of core deposit intangibles, are included in "Other assets". The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles at December 31:

(Dollars in thousands)	2010	2009
Gross carrying amount	$17,338	$8,803
Accumulated amortization	(7,621)	(5,996)

	$9,717	$2,807

        Amortization expense totaled $1.7 million, $526,000, and $544,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Core deposit intangibles are amortized using either the straight-line method or the accelerated basis of their estimated useful lives, with lives generally between 2 and 10 years. Estimated amortization expense for core deposit intangibles for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2011	$1,623
2012	1,500
2013	1,388
2014	1,279
2015	1,050

$6,840

Note 10—Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $530.8 million and $446.6 million, respectively. The Company did not have brokered certificates of deposit at December 31, 2010 and 2009.

        At December 31, 2010, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2011	$1,011,669
2012	68,272
2013	11,712
2014	10,809
2015	25,434
Thereafter	1,996

$1,129,892

Note 11—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

        Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Securities sold under agreements

Note 11—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase (Continued)

to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis. Some securities underlying these agreements include arrangements to resell securities from broker-dealers approved by the Company. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31, 2010
	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$191,017	0.28%	$162,515	0.26%	$172,393	0.28%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$214,096	0.29%	$208,565	0.24%	$271,143	2.00%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$266,818		$256,908		$352,162

Note 12—Other Borrowings

        The Company's other borrowings were as follows as of December 31:

(Dollars in thousands)	2010	2009
FHLB advances with various maturity dates (ranging from slightly more than one year to fourteen years), various contractual terms, and various repayment schedules with fixed rates of interest; net of discount of $0 and $31 in 2010 and 2009, respectively. Outstanding FHLB advances were repaid in the first quarter of 2010.	$—	$80,326
Subordinated Term Loan with a variable interest rate equal to the three-month LIBOR rate (0.25% at December 31, 2009) plus a spread of 350 basis points per annum, payable quarterly; matures on September 30, 2015; net of discount on loan fee of $0 and $210 at December 31, 2010 and 2009, respectively. The subordinated term loan was repaid during the fourth quarter of 2010.	—	14,790
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% for ten years and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	20,619	20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37%until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty in five years (December 2011); net of discount of $28 and $59 on December 31, 2010 and 2009, respectively. Guaranteed by the Company on a subordinated basis.	3,065	3,034
Other	2,674	4,235

	$46,978	$143,624

FHLB Advances

        The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

Note 12—Other Borrowings (Continued)

        During February and March of 2010, all outstanding FHLB advances were repaid. The total repayment of FHLB advances was $160.5 million, consisting of $80.3 million in legacy SCBT advances and $80.2 million of advances purchased in the CBT acquisition. The Company paid a prepayment fee of $3.2 million to the FHLB related to the early repayment of the legacy SCBT advances.

        There were no advances outstanding at December 31, 2010. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2010, were approximately $384.9 million which allows the Company a total borrowing capacity at FHLB of approximately $201.0 million. After accounting for letters of credit totaling $101.2 million, the Company had unused net credit available with the FHLB in the amount of approximately $99.8 million at December 31, 2010.

        The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2010 and 2009 was $160.5 million and $88.5 million, respectively. The average amount outstanding for the years ended December 31, 2010 and 2009 was approximately $20.6 million and $84.3 million, respectively. The weighted-average interest rate during the years ended December 31, 2010 and 2009 was 3.45% and 3.40%, respectively.

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

        As of December 31, 2010, the sole assets of the Trusts were an aggregate of $44.3 million of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	Junior Subordinated Debt	Other	Total
Years Ended December 31,
2011	$—	$1,361	$1,361
2012	—	1,313	1,313
2013	—	—	—
2014	—	—	—
2015	—	—	—
Thereafter	44,304	—	44,304

	$44,304	$2,674	$46,978

Note 13—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Current:
Federal	$2,898	$9,064	$8,580
State	2,069	744	803

Total current tax expense	4,967	9,808	9,383

Deferred:
Federal	23,211	(2,925)	(874)
State	768	—	—

Total deferred tax expense (benefit)	23,979	(2,925)	(874)

Provision for income taxes	$28,946	$6,883	$8,509

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Income taxes at federal statutory rate	$28,290	$7,167	$8,503
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	1,844	484	522
Tax-exempt interest	(834)	(637)	(637)
Income tax credits	(584)	(423)	(324)
Dividends received deduction	(2)	—	(74)
Other, net	232	292	519

	$28,946	$6,883	$8,509

Note 13—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2010	2009
Allowance for loan losses	$17,046	$13,325
Other-than-temporary impairment on securities	80	1,823
Securities available for sale	714	658
Share-based compensation	766	533
Pension plan and post-retirement benefits	551	480
Deferred compensation	251	436
Purchase accounting adjustments	1,075	397
Net operating loss carryforwards	892	892
Other	306	38

Total deferred tax assets	21,680	18,582

Gain on FDIC assisted transaction deferred for tax purposes	26,744	—
Unrealized losses on investment securities available for sale	718	—
Depreciation	1,756	1,886
Intangible assets	1,535	1,500
Deferred loan fees	1,606	1,194
Prepaid expense	583	349
Other	285	395

Total deferred tax liabilities	33,227	5,324

Net deferred tax asset (liability) before
valuation allowance	(11,548)	13,258

Less, valuation allowance	(892)	(894)

Net deferred tax asset (liability)	$(12,440)	$12,364

        At December 31, 2010, the Company had operating loss carryforwards for state income tax purposes of approximately $20.3 million available to offset future taxable income. The carryforwards expire in varying amounts through 2023. The valuation allowance is based on management's estimate of the ultimate realization of the parent company's deferred tax asset. The parent company's deferred tax asset mostly relates to net operating loss carryforwards for state income tax purposes.

Note 14—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Data and computer services	$9,144	$5,557	$4,878
Business development and staff related	3,256	1,947	2,184
Bankcard services	2,812	1,333	1,220
Property and sales tax	1,487	1,140	915
Office supplies	1,678	1,006	1,074
Retail products	483	341	426
Postage	1,385	797	814
Other loan expense	862	557	548
Other	672	2,269	2,780

	$21,779	$14,947	$14,839

        The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreement certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement.

Note 15—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Numerator:
Net income available to common shareholders -
numerator for basic and diluted earnings per share	$51,882	$8,921	$15,785

Denominator:
Denominator for basic earnings per share -
weighted-average shares outstanding	12,618	12,061	10,301
Effect of dilutive securities:
Employee stock options and restricted stock	102	48	93

Dilutive potential shares:
Denominator for diluted earnings per
share—adjusted weighted-average shares	12,720	12,109	10,394

Basic earnings per common share	$4.11	$0.74	$1.53

Diluted earnings per common share	$4.08	$0.74	$1.52

        The calculation of diluted earnings per common share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Number of shares	152,919	253,313	57,095
Range of exercise prices	$27.57 to $40.99	$25.53 to $39.74	$32.82 to $39.74

Note 16—Accumulated Other Comprehensive Loss

        The components of the change in accumulated other comprehensive loss and the related tax effects for the Company's retirement plan and post retirement benefits plan were as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Retirement plan:
Net (loss) gain	$(1,135)	$1,717	$(7,222)
Effect of curtailment	—	1,974	—
Credit to accumulated other comprehensive income for measurement date change	—	—	24
Amortization of prior service cost	—	—	(173)
Amortization of loss	260	307	315

	(875)	3,998	(7,056)

Post-retirement benefits:
Net loss	(93)	(125)	(130)
Transition obligation	(58)	(89)	(121)

	(151)	(214)	(251)

Net change in unrecognized amounts	(1,026)	3,784	(7,307)
Tax effect	512	(1,222)	2,711

Net-of-tax amount	$(514)	$2,562	$(4,596)

Note 16—Accumulated Other Comprehensive Loss (Continued)

        The components of the change in accumulated other comprehensive loss and the related tax effects for the Company's available for sale securities and cash flow hedges were as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Unrealized holding gains (losses) on available for sale securities:
Change in net unrealized gain (loss) on securities available for sale	$(1,323)	$7,516	$(14,930)
Less, reclassification adjustment for (gains) losses
realized in net income	(292)	(82)	9,927

Net change in unrealized holding gains (losses)	(1,615)	7,434	(5,003)
Tax effect	574	(2,639)	1,901

Net-of-tax amount	$(1,041)	$4,795	$(3,102)

Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(1,281)	$(10,494)	$—
Less, reclassification adjustment of credit portion included in net income	6,770	5,005	—

Net noncredit portion of other-than-temporary impairment losses	5,489	(5,489)	—
Tax effect	(1,949)	1,949

Net-of-tax amount	$3,540	$(3,540)	$—

Cash flow hedges:
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	$(613)	$(21)	$—
Tax effect	218	7	—

Net-of-tax amount	$(395)	$(14)	$—

Note 16—Accumulated Other Comprehensive Loss (Continued)

        The components of accumulated other comprehensive loss was as follows:

(Dollars in thousands)	Benefit Plans	Unrealized (Losses) Gains on Securities Available for Sale	Noncredit Other-Than- Temporary Impairment Losses	Cash Flow Hedges	Total
Balance at January 1, 2008	$(2,268)	$781	$—	$—	$(1,487)
Change in pension and retiree medical plan	(4,596)	—	—	—	(4,596)
Change in net unrealized loss on securities available for sale	—	(3,102)	—	—	(3,102)

Balance at December 31, 2008	(6,864)	(2,321)	—	—	(9,185)
Change in pension and retiree medical plan	1,279	—	—	—	1,279
Change in pension liability for plan curtailment	1,283	—	—	—	1,283
Change in net unrealized gain on securities available for sale	—	1,255	—	—	1,255
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	3,540	(3,540)	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(14)	(14)

Balance at December 31, 2009	(4,302)	2,474	(3,540)	(14)	(5,382)
Change in pension and retiree medical plan	(514)	—	—	—	(514)
Change in net unrealized gain on securities available for sale	—	(1,041)	3,540	—	2,499
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(395)	(395)

Balance at December 31, 2010	$(4,816)	$1,433	$—	$(409)	$(3,792)

Note 17—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the subsidiary's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2010 and 2009, approximately $58.4 million and $23.0 million of the bank's retained earnings were available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $73.9 million and $64.5 million at December 31, 2010 and 2009, respectively.

Note 18—Retirement Plans

        The Company and its subsidiary have a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. The Company's funding policy is based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service's funding standards.

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$18,342	$19,610
Service cost	—	758
Interest cost	1,080	1,095
Actuarial loss	1,842	154
Benefits paid	(556)	(519)
Curtailment	—	(2,756)

Benefit obligation at end of year	20,708	18,342

Change in plan assets:
Fair value of plan assets at beginning of year	16,496	12,386
Actual return on plan assets	2,215	3,277
Employer contribution	928	1,352
Benefits paid	(556)	(519)

Fair value of plan assets at end of year	19,083	16,496

Funded status	$(1,625)	$(1,846)

        Amounts recognized in accumulated other comprehensive income excluding related income tax effects as of December 31 consist of:

(Dollars in thousands)	2010	2009
Net loss	$7,190	$6,315
Prior service credit	—	—

Total amounts recognized	$7,190	$6,315

Note 18—Retirement Plans (Continued)

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Service cost	$—	$758	$662
Interest cost	1,080	1,095	1,031
Expected return on plan assets	(1,508)	(1,406)	(1,342)
Amortization of prior service cost	—	(86)	(173)
Recognized net actuarial loss	260	393	315

Net periodic benefit cost (income)	(168)	754	493

Net loss (gain)	1,135	(1,717)	7,222
Credit to accumulated other comprehensive income for measurement date change	—	—	(24)
Amortization of prior service cost	—	—	173
Amortization of net loss	(260)	(307)	(315)
Effect of curtailment	—	(1,974)	—

Total amount recognized in other comprehensive income	875	(3,998)	7,056

Total recognized in net periodic benefit cost and other comprehensive income	$707	$(3,244)	$7,549

        The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $654,000.

        The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2010	2009
Projected benefit obligation	$20,708	$18,342
Accumulated benefit obligation	20,708	18,342
Fair value of plan assets	19,083	16,496

        The Company used a 5.40% and 6.00% discount rate in its weighted-average assumptions used to determine the benefit obligation at December 31, 2010, 2009, respectively. The rate of compensation increase was not applicable in the Company's weighted-average assumptions because of the plan curtailment at June 30, 2009. The weighted-average assumptions used to determine net periodic pension cost for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	5.00%	5.00%

Note 18—Retirement Plans (Continued)

        For the years ended December 31, 2010, 2009, and 2008, the discount rate of 6.00% was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

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

        In developing the 8% long-term rate of return assumption for the pension plan, the Company utilized the following long-term rate of return and standard deviation assumptions:

Asset Class	Rate of Return Assumption	Standard Deviation Assumption
High Grade Fixed Income	7.06%	3.81%
High Yield Fixed Income	8.83%	10.12%
International Fixed Income	8.26%	9.00%
Large Cap Equity	9.54%	6.38%
Small Cap Equity	8.69%	21.14%
Foreign Equity	8.04%	18.63%
Inflation	4.00%	n/a

        The portfolio's equity weighting is consistent with the long-term nature of the Plan's benefit obligation, and the expected annual return on the portfolio of 8%.

        The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 8%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan's investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55-65%, Fixed Income 20-40%, Cash Equivalents 0-35%. As of December 31, 2010, approximately 63% of pension plan assets were invested with equity managers, approximately 34% of pension plan assets were invested with fixed income managers, and approximately 3% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

        Following is a description of valuation methodologies used for assets recorded at fair value.

Money Market Funds

        Money Market Funds are public investment vehicles valued using $1 for the Net Asset Value (the "NAV"). The money market funds are classified within level 2 of the valuation hierarchy.

Note 18—Retirement Plans (Continued)

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

        The fair values of the Company's pension plan assets at December 31, 2010 by asset category are as follows:

(Dollars in thousands)	Fair Value December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$604	$—	$604	$—
Broad market fixed income	6,561	6,561	—	—
Domestic equity	8,495	8,495	—	—
Foreign equity	3,423	3,423	—	—

Total assets	$19,083	$18,479	$604	$—

        As of December 31, 2010 and 2009, the Plan's domestic equity securities did not include any of the Company's common stock. The plan made no purchases of the Company's stock during 2010, 2009 and 2008.

        Estimated future benefit payments for the next ten years (including expected future service as appropriate):

(Dollars in thousands)
2011	$711
2012	778
2013	829
2014	904
2015	1,025
2016-2020	6,590

$10,837

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Pension:
Pension	$(168)	$754	$493
Effect of curtailment	—	(782)	—

Total pension	(168)	(28)	493
Employee savings plan/ 401(k)	771	349	1,537

	$603	$321	$2,030

Note 18—Retirement Plans (Continued)

        The Company expects to contribute approximately $450,000 to the pension plan in 2011, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

        Effective July 1, 2009, the Company suspended the accrual of benefits for plan participants under the non-contributory defined benefit plan and recorded a curtailment gain of $782,000, before tax, as a reduction in compensation expense and a change in pension liability for plan curtailment of $1.3 million, net of tax, in other comprehensive income.

        The Company and its subsidiary have an employee savings plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21 and completing one year of eligible service. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute an additional 1% to 6% (or higher, in certain cases) of annual base compensation as a before tax contribution with no employer matching contribution. The Company has changed some of the provisions in its defined benefit plan and as a result of reduced benefits for certain employees, will match 100% of contributions up to 6% of salary of current employees under age 45 or with less than five years of service. Additionally, any employee hired in 2006 or thereafter will not participate in the defined benefit pension plan, but will receive the Company's 100% matching of their 401(k) plan contribution, up to 6% of salary. Effective April 1, 2009, the Company temporarily suspended the employer match contribution to all participants in the plan. Effective January 1, 2010, the Company reinstated the employer match so that participating employees would receive a 50% matching of their 401(k) plan contribution, up to 4% of salary.

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

Note 19—Post-Retirement Benefits

        Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2010, and the liability for future benefits has been recorded in the consolidated financial statements.

Note 19—Post-Retirement Benefits (Continued)

        The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$560	$585
Interest cost	32	34
Actuarial (gain)/loss	(26)	—
Benefits paid	(54)	(59)

Benefit obligation at end of year	512	560

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	54	59
Benefits paid	(54)	(59)

Fair value of plan assets at end of year	—	—

Funded status	$(512)	$(560)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 are as follows:

	2010	2009	2008
Weighted-average assumptions used to determine benefit obligation at December 31: Discount rate	5.40%	6.00%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31: Discount rate	6.00%	6.00%	6.00%
Assumed health care cost trend rates at December 31: Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest cost	$32	$33	$32
Amortization of transition obligation	31	32	32
Recognized net actuarial loss	6	6	2

Net periodic benefit cost	69	71	66

Net (gain) loss	(26)	—	56
Credit to accumulated other comprehensive income for measurement date change	—	—	(6)
Amortization of transition obligation	(31)	(31)	(31)
Amortization of loss	(6)	(6)	(2)

Total amount recognized in other comprehensive income	(63)	(37)	17

Total recognized in net periodic benefit cost and other comprehensive income	$6	$34	$83

Note 19—Post-Retirement Benefits (Continued)

        The estimated net loss and transition amount for the retiree medical plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $4,000 and $32,000, respectively.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2010:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	39	(35)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2011	$53
2012	52
2013	52
2014	51
2015	50
2016-2020	224

$482

        The Company expects to contribute approximately $53,000 to the post-retirement medical plan in 2011.

Note 20—Share-Based Compensation

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

Note 20—Share-Based Compensation (Continued)

still unexercised and outstanding. The 2004 plan is the only plan from which new share-based compensation grants may be issued.

        Activity in the Company's stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	348,575	$27.84	351,553	$26.94	336,384	$26.33
Granted	55,857	33.47	33,288	27.48	29,483	31.50
Exercised	(16,220)	18.88	(30,831)	17.24	(14,087)	21.18
Forfeited	(2,005)	28.79	(4,099)	30.80	(227)	27.01
Expired	—	—	(1,336)	18.45	—	—

Outstanding at December 31	386,207	29.02	348,575	27.84	351,553	26.94

Exercisable at December 31	289,469	27.93	274,829	26.82	277,492	25.00

Weighted-average fair value of options granted during the year		$13.90		$9.75		$10.77

        The aggregate intrinsic value of 386,207 and 348,575 stock options outstanding at December 31, 2010 and 2009 was $1.8 million and $884,000, respectively. The aggregate intrinsic value of 289,469 and 274,829 stock options exercisable at December 31, 2010 and 2009 was $1.6 million and $877,000, respectively.

        Information pertaining to options outstanding at December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.39–$16.00	34,426	1.0 years	$15.77	34,405	$15.77
$16.01–$21.00	10,750	1.6 years	19.08	10,748	19.08
$21.01–$26.00	39,468	2.1 years	22.59	39,452	22.59
$26.01–$31.00	102,468	4.8 years	27.46	79,399	27.45
$31.01–$36.00	145,887	6.5 years	32.08	90,514	32.00
$36.01–$40.99	53,208	6.7 years	39.01	34,951	39.21

	386,207	5.0 years	29.02	289,469	27.93	3.9 years

Note 20—Share-Based Compensation (Continued)

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2010	2009	2008
Dividend yield	2.05%	2.47%	1.86%
Expected life	6 years	6 years	6 years
Expected volatility	49.0%–50.1%	44.9%–49.2%	36%
Risk-free interest rate	2.73%	1.87%	3.44%

        As of December 31, 2010, there was $774,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.18 years as of December 31, 2010. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $332,000, $313,000 and $403,000, respectively. Compensation expense of $442,000, $310,000, and $347,000 was recorded in 2010, 2009, and 2008, respectively.

Restricted Stock

        The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees have typically vested over a 48-month period, and beginning in 2007, most new grants cliff vest after four years. Grants to employees for the year ended December 31, 2010 and 2009 cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

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

        Nonvested restricted stock for the year ended December 31, 2010 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	151,883	$29.66
Granted	23,562	38.13
Vested	(24,225)	31.16
Forfeited	(591)	32.33

Nonvested at December 31	150,629	30.74

        The Company granted 23,562, 96,257, and 48,089 shares for the years ended December 31, 2010, 2009, and 2008, respectively. The weighted-average-grant-date fair value of restricted shares granted in

Note 20—Share-Based Compensation (Continued)

2010, 2009, and 2008 was $38.13, $26.76, and $32.37, respectively. Compensation expense of $1.2 million, $1.1 million, and $1.1 million was recorded in 2010, 2009, and 2008, respectively.

        The vesting schedule of these shares as of December 31, 2010 is as follows:

Shares
2011	30,180
2012	29,054
2013	11,978
2014	17,166
2015	4,395
Thereafter	57,856

150,629

        As of December 31, 2010, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 4.46 years as of December 31, 2010. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $755,000, $983,000 and $604,000, respectively.

Employee Stock Purchase Plan

        The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2012, is available to all employees who have attained age 21 and completed six months of service. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock's fair value on either the first or last day of the quarter.

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $35,000, $69,000 and $116,000 in share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 21—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2010, 2009 and 2008. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 7,272, 15,823, and 6,074 shares at a cost of $255,000, $446,000, and $201,000 in 2010, 2009, and 2008, respectively.

Note 22—Lease Commitments

        The Company's subsidiary was obligated at December 31, 2010, under certain noncancelable operating leases extending to the year 2043 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options.

Note 22—Lease Commitments (Continued)

The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2011	$3,305
2012	3,065
2013	2,985
2014	2,831
2015	2,773
Thereafter	27,781

$42,740

        Total lease expense for the years ended December 31, 2010, 2009, and 2008 was $3.3 million, $2.4 million and $4.0 million, respectively.

Note 23—Contingent Liabilities

        The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 24—Related Party Transactions

        During 2010 and 2009, the Company's banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $19.6 million and $27.8 million at December 31, 2010 and 2009 respectively. During 2010, $8.0 million of new loans were made to this group while repayments of $20.6 million were received during the year. Other changes resulted in an increase of $4.4 million. Related party deposits totaled approximately $11.4 million and $20.9 million at December 31, 2010 and 2009, respectively.

Note 25—Financial Instruments with Off-Balance Sheet Risk

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

        The subsidiary's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet

Note 25—Financial Instruments with Off-Balance Sheet Risk (Continued)

instruments. At December 31, 2010 and 2009, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	2010	2009
Commitments to extend credit	$586,606	$469,841
Standby letters of credit and financial guarantees	11,043	9,725

	$597,649	$479,566

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

Note 26—Fair Value

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

Note 26—Fair Value (Continued)

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

        Pooled trust preferred securities are Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets. The Company has determined that (1) there are few observable transactions and market quotations available and they are not reliable for purposes of determining fair value at December 31, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. This income valuation approach requires numerous steps in determining fair value. These steps include estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumptions.

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

        The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value,

Note 26—Fair Value (Continued)

market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned ("OREO")

        Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non-covered and covered OREO would be considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size and over supply of inventory in north Georgia and the incremental discounts applied to the appraisals in other markets. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense, net of any FDIC indemnification proceeds in the case of a covered OREO.

Derivative Financial Instruments

        Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the hierarchy. See Note 31—Derivative Financial Instruments for additional information.

Note 26—Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$70,534	$—	$70,534	$—
State and municipal obligations	40,004	—	40,004	—
Mortgage-backed securities	84,440	—	84,440	—
Trust preferred (collateralized debt obligations)	2,034	—	—	2,034
Corporate stocks	362	337	25	—

Total securities available for sale	$197,374	$337	$195,003	$2,034

Liabilities
Derivative financial instruments- interest rate swap	$635	$—	$635	$—

(Dollars in thousands)	Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$36,615	$—	$36,615	$—
State and municipal obligations	26,805	—	26,805	—
Mortgage-backed securities	103,268	—	103,268	—
Trust preferred (collateralized debt obligations)	6,250	—	—	6,250
Corporate stocks	365	330	35	—

Total securities available for sale	$173,303	$330	$166,723	$6,250

Liabilities
Derivative financial instruments- interest rate swap	$21	$—	$21	$—

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

Note 26—Fair Value (Continued)

        A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the year ended December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2009	$10,083	$—
Change in unrealized loss recognized in other comprehensive income	1,135	—
Other-than-temporary impairment losses recognized in income	(4,922)	—
Purchases, issuances and settlements, net	(46)	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2009	6,250	—
Change in unrealized loss recognized in other comprehensive income	5,503	—
Total realized losses included in income	(1,267)	—
Other-than-temporary impairment losses recognized in income	(6,640)	—
Purchases, issuances and settlements, net	(1,812)	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2010	$2,034	$—

Total unrealized losses, net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at
December 31, 2009	$(3,736)	$—

December 31, 2010	$(187)	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

(Dollars in thousands)	Fair Value December 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Covered under FDIC loss share agreements:
OREO	69,317	—	—	69,317
Non-acquired:
Impaired loans	33,740	—	18,525	15,215
OREO	17,264	—	—	17,264

(Dollars in thousands)	Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,276	$—	$14,809	$8,467
OREO	3,102	—	3,102	—

        The amount above includes impaired loans that have been partially charged off and are carried at fair value.

Note 26—Fair Value (Continued)

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

        FDIC Receivable for Loss Share Agreements—The fair value is estimated based on discounted future cash flows using current discount rates.

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

Note 26—Fair Value (Continued)

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

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

	December 31,
	2010		2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$237,099	$237,099	$104,908	$104,908
Investment securities	237,912	238,121	211,112	211,475
Loans, net and loans held for sale	2,612,430	2,551,032	2,183,313	2,142,404
Accrued interest receivable	11,711	11,711	9,880	9,880
FDIC receivable for loss share agreements	212,103	212,103	—	—
Financial liabilities:
Deposits	3,004,148	3,014,795	2,104,639	2,109,983
Federal funds purchased and securities sold under agreements to repurchase	191,017	191,017	162,515	162,515
Other borrowings	46,978	46,978	143,624	132,049
Accrued interest payable	4,858	4,858	3,059	3,059
Unrecognized financial instruments:
Commitments to extend credit	—	(13,787)	—	(8,803)
Standby letters of credit and financial guarantees	—	—	—	—

Note 27—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total

Note 27—Regulatory Matters (Continued)

and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2010 and 2009, that the Company and its subsidiary met all capital adequacy requirements to which they are subject.

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

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total risk-based capital
(to risk-weighted assets):
Consolidated	$332,855	14.60%	$182,434	8.00%	n/a	n/a
SCBT, N.A.	328,971	14.43%	182,418	8.00%	228,023	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	304,116	13.34%	91,217	4.00%	n/a	n/a
SCBT, N.A.	300,233	13.17%	91,209	4.00%	136,814	6.00%
Tier 1 capital (to average assets):
Consolidated	304,116	8.48%	143,379	4.00%	n/a	n/a
SCBT, N.A.	300,233	8.38%	143,285	4.00%	179,107	5.00%
December 31, 2009:
Total risk-based capital
(to risk-weighted assets):
Consolidated	$307,039	14.42%	$170,298	8.00%	n/a	n/a
SCBT, N.A.	303,853	14.28%	170,276	8.00%	212,845	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	265,506	12.47%	85,149	4.00%	n/a	n/a
SCBT, N.A.	262,323	12.32%	85,138	4.00%	127,707	6.00%
Tier 1 capital (to average assets):
Consolidated	265,506	9.89%	107,338	4.00%	n/a	n/a
SCBT, N.A.	262,323	9.79%	107,202	4.00%	134,003	5.00%

Note 28—Condensed Financial Statements of Parent Company

        Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash	$2,621	$2,002
Investment securities available for sale	337	330
Investment in subsidiaries	370,670	323,881
Other assets	1,142	988

Total assets	$374,770	$327,201

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$44,813	$44,382
Shareholders' equity	329,957	282,819

Total liabilities and shareholders' equity	$374,770	$327,201

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Income:
Dividends from subsidiaries	$8,683	$8,242	$9,689
Operating income	(52)	138	(125)

Total income	8,631	8,380	9,564
Operating expenses	2,470	2,699	2,990

Income before income tax benefit and equity in
undistributed earnings of subsidiaries	6,161	5,681	6,574
Applicable income tax benefit	903	875	1,068
Equity in undistributed earnings of subsidiary	44,818	7,039	8,143

Net income	51,882	13,595	15,785
Preferred stock dividends	—	1,115	—
Accretion on preferred stock discount	—	3,559	—

Net income available to common shareholders	$51,882	$8,921	$15,785

Note 28—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$51,882	$13,595	$15,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	31	31
Provision for loan losses	—	(34)	(38)
Share-based compensation	1,625	1,431	1,379
Other-than-temporary impairment on securities	120	84	124
Decrease (increase) in other assets	78	(111)	11
(Decrease) increase in other liabilities	(340)	996	(602)
Undistributed earnings of subsidiary	(44,818)	(7,039)	(8,143)

Net cash provided by operating activities	8,578	8,953	8,547

Cash flows from investing activities:
Payments for investments in subsidiary	—	(28,500)	(27,502)

Net cash used in investing activities	—	(28,500)	(27,502)

Cash flows from financing activities:
Preferred stock issuance, net of issuance costs	—	64,632	—
Preferred stock repurchase	—	(64,779)	—
Common stock warrant repurchase	—	(1,400)	—
Common stock issuance	669	29,815	27,414
Common stock repurchased	(255)	(446)	(201)
Dividends paid on preferred stock	—	(1,115)	—
Dividends paid on common stock	(8,680)	(8,177)	(7,113)
Stock options exercised	307	532	297

Net cash provided by (used in) financing activities	(7,959)	19,062	20,397

Net increase (decrease) in cash and cash equivalents	619	(485)	1,442
Cash and cash equivalents at beginning of period	2,002	2,487	1,045

Cash and cash equivalents at end of period	$2,621	$2,002	$2,487

Note 29—Common Stock Issuance

        In May of 2009, the Company completed a public offering by selling 1,356,500 shares of common stock, including an over-allotment option with the underwriters, at an offering price of $23.00 per share resulting in net proceeds to the Company of approximately $29.2 million (see Consolidated Statements of Changes in Shareholders' Equity).

Note 30—Participation in U.S. Treasury Capital Purchase Program

        On January 16, 2009, the Company issued and sold Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share to the U.S. Treasury, along with a warrant to purchase 303,083 shares of the Company's common stock, for an aggregate purchase price of $64.8 million as part of the U.S. Treasury's Capital Purchase Program.

Note 30—Participation in U.S. Treasury Capital Purchase Program (Continued)

        On May 20, 2009, the Company entered into a repurchase letter agreement with the U.S. Treasury, pursuant to which the Company repurchased all 64,779 shares of its preferred stock for an aggregate purchase price of approximately $64.8 million, which included accrued and unpaid dividends of approximately $45,000.

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

Note 31—Derivative Financial Instruments

        The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, in the form of an interest rate swap (cash flow hedge). The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. For more information regarding the fair value of the Company's derivative financial instruments, see Note 26 to these financial statements. The only type of derivative currently used by the Company is an interest rate swap agreement.

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

        During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company hedges the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019. The notional amount on which the interest payments are based will not be exchanged. This derivative contract calls for the Company to pay a fixed rate of 4.06% on $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

Note 31—Derivative Financial Instruments (Continued)

        The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $409,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively. The Company recognized a $635,000 and a $21,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2010 and 2009, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2010 and 2009.

        Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty's exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2010, neither party was required to post any cash collateral. Also, the Company has a netting agreement with the counterparty.

Note 32—Subsequent Events

        The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Purchase and Assumption Agreement

        On February 18, 2011, the Company entered into a purchase and assumption ("P&A") agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank, a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia.

        Habersham Bank operates 8 branches in the northeast region of Georgia. Excluding the effects of purchase accounting, the Company acquired $387.7 million in total assets, including loans of $223.7 million, and $384.8 million in total liabilities, including $339.9 million in deposits, based on December 31, 2010 unaudited balances.

        Pursuant to the P&A agreement, SCBT, N.A. received a discount of $38.3 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and SCBT, N.A. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses.

        The loss sharing agreement applicable to single family residential mortgage loans provides for loss sharing with the FDIC for up to ten years, and for commercial loans and other covered assets provides for loss sharing for up to five years with the FDIC.

        The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham Bank as a part of the P&A agreement. However, the Company has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the acquisition.

        The acquisition will be accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the

Note 32—Subsequent Events (Continued)

initial accounting for the acquisition of Habersham is currently incomplete. The Company expects to record an acquisition gain in connection with the transaction during the three months ended March 31, 2011; however, since the initial purchase accounting adjustments have not been finalized, the Company is unable to provide the amount or a range of the ultimate acquisition gain, or the estimated fair values of the acquired assets and assumed liabilities of Habersham Bank, at the present time. The impact of the purchase accounting adjustments in an FDIC-assisted deal are also integral to accurately assessing the impact of the acquired entity on the operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of Habersham Bank prior to the date of the combination. Therefore, pro forma financial information is not considered meaningful or currently possible for purposes of these consolidated financial statements.

Private Placement

        The Company entered into a Securities Purchase Agreement, effective as of February 18, 2011 (the "Purchase Agreement"), with accredited institutional investors (collectively, the "Purchasers"), pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the "Private Placement"). The proceeds to the Company from the Private Placement were $34.7 million, net of approximately $315,000 in issuance costs. The Private Placement was completed on February 18, 2011, and was contingent on a successful bid for Habersham.

        The Private Placement was made pursuant to the Purchase Agreement and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. All purchasers in the Private Placement were accredited investors, as defined in Rule 501(a) of Regulation D.

        The Company entered into a Registration Rights Agreement, effective on February 18, 2011, with the Purchasers. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") to register for resale the common stock sold in the Private Placement not later than 45 days after the closing of the Private Placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 90 days of closing (or 140 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in the Company's payment to the Purchasers of liquidated damages in the amount of 0.5% of the purchase price per month. The Company does not expect to incur any liquidated damages.