Form 10-Q
period 2011-03-31
SCBT FINANCIAL CORP
filed 2011-05-10
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2011
Common Stock, $2.50 par value	13,972,145

SCBT Financial Corporation and Subsidiary

March 31, 2011 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$129,293	$83,449	$60,675
Interest-bearing deposits with banks	1,325	416	171
Federal funds sold and securities purchased under agreements to resell	282,006	153,234	177,251
Total cash and cash equivalents	412,624	237,099	238,097
Investment securities:
Securities held to maturity (fair value of $20,189, $20,150 and $21,062, respectively)	19,730	19,941	20,403
Securities available for sale, at fair value	189,654	197,374	268,372
Other investments	23,823	20,597	22,181
Total investment securities	233,207	237,912	310,956
Loans held for sale	10,755	42,704	15,925
Loans:
Covered under FDIC loss share agreements	417,796	321,038	438,807
Not covered under FDIC loss share agreements	2,348,309	2,296,200	2,175,242
Less allowance for loan losses	(73,997)	(47,512)	(41,397)
Loans, net	2,692,108	2,569,726	2,572,652
FDIC receivable for loss share agreements	303,795	212,103	277,158
Other real estate owned (covered of $77,286, $69,317, and $32,076, respectively; and non-covered of $19,816, $17,264, and $9,319, respectively)	97,102	86,581	41,395
Premises and equipment, net	87,326	87,381	72,079
Goodwill	62,888	62,888	62,888
Other assets	63,061	58,397	74,034
Total assets	$3,962,866	$3,594,791	$3,665,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$606,135	$484,838	$457,412
Interest-bearing	2,713,415	2,519,310	2,537,702
Total deposits	3,319,550	3,004,148	2,995,114
Federal funds purchased and securities sold under agreements to repurchase	206,560	191,017	237,669
Other borrowings	46,587	46,978	62,929
Other liabilities	24,119	22,691	34,706
Total liabilities	3,596,816	3,264,834	3,330,418
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 13,958,824, 12,793,823 and 12,750,774 shares issued and outstanding	34,897	31,985	31,877
Surplus	230,826	198,647	196,793
Retained earnings	103,262	103,117	106,713
Accumulated other comprehensive loss	(2,935)	(3,792)	(617)
Total shareholders’ equity	366,050	329,957	334,766
Total liabilities and shareholders’ equity	$3,962,866	$3,594,791	$3,665,184

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$36,828	$34,173
Investment securities:
Taxable	1,858	2,514
Tax-exempt	216	265
Federal funds sold and securities purchased under agreements to resell	353	252
Total interest income	39,255	37,204
Interest expense:
Deposits	5,717	7,055
Federal funds purchased and securities sold under agreements to repurchase	160	165
Other borrowings	532	1,353
Total interest expense	6,409	8,573
Net interest income	32,846	28,631
Provision for loan losses	10,641	20,778
Net interest income after provision for loan losses	22,205	7,853
Noninterest income:
Gain on acquisition	5,528	98,081
Service charges on deposit accounts	5,030	4,523
Bankcard services income	2,659	1,799
Trust and investment services income	1,249	784
Mortgage banking income	863	844
Securities gains	323	—
Total other-than-temporary impairment losses	—	(5,586)
Portion of impairment losses recognized in other comprehensive loss	—	—
Net impairment losses recognized in earnings	—	(5,586)
Accretion (amortization) of FDIC indemnification asset	(401)	369
Other	622	807
Total noninterest income	15,873	101,621
Noninterest expense:
Salaries and employee benefits	16,646	13,753
Net occupancy expense	2,576	2,373
OREO expense and loan related	2,533	(270)
Information services expense	2,341	2,371
Furniture and equipment expense	1,957	1,636
FDIC assessment and other regulatory charges	1,479	1,323
Advertising and marketing	909	587
Amortization of intangibles	446	349
Professional fees	433	557
Federal Home Loan Bank advances prepayment fee	—	3,189
Merger-related expense	609	3,908
Other	4,295	2,804
Total noninterest expense	34,224	32,580
Earnings:
Income before provision for income taxes	3,854	76,894
Provision for income taxes	1,338	27,933
Net income	2,516	48,961
Earnings per common share:
Basic	$0.19	$3.89
Diluted	$0.19	$3.86
Dividends per common share	$0.17	$0.17
Weighted-average common shares outstanding:
Basic	13,185	12,591
Diluted	13,273	12,696

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2011 and 2010

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	48,961	—	48,961
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	4,892	4,892
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(127)	(127)
Total comprehensive income								53,726
Cash dividends declared at $.17 per share	—	—	—	—	—	(2,163)	—	(2,163)
Stock options exercised	—	—	1,740	4	44	—	—	48
Restricted stock awards	—	—	11,171	28	(28)	—	—	—
Common stock repurchased	—	—	(1,670)	(4)	(42)	—	—	(46)
Share-based compensation expense	—	—	—	—	382	—	—	382
Balance, March 31, 2010	—	$—	12,750,774	$31,877	$196,793	$106,713	$(617)	$334,766

Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income:
Net income	—	—	—	—	—	2,516	—	2,516
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	777	777
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	80	80
Total comprehensive income								3,373
Cash dividends declared at $.17 per share	—	—	—	—	—	(2,371)	—	(2,371)
Stock options exercised	—	—	3,050	8	62	—	—	70
Restricted stock awards	—	—	37,106	92	(92)	—	—	—
Common stock repurchased	—	—	(4,187)	(10)	(127)	—	—	(137)
Share-based compensation expense	—	—	—	—	474	—	—	474
Common stock issued in private placement offering	—	—	1,129,032	2,822	31,862	—	—	34,684
Balance, March 31, 2011	—	$—	13,958,824	$34,897	$230,826	$103,262	$(2,935)	$366,050

The Accompanying Notes are an Integral Part of the Financial Statements

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,516	$48,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,481	1,887
Provision for loan losses	10,641	20,778
Deferred income taxes	937	31,096
Other-than-temporary impairment on securities	—	5,586
Gain on sale of securities	(323)	—
Gain on acquisition	(5,528)	(98,081)
Share-based compensation expense	474	382
Loss on disposal of premises and equipment	31	42
Federal Home Loan Bank advances prepayment fee	—	3,189
(Accretion) amortization of FDIC indemnification asset	401	(369)
Accretion on loans covered under FDIC loss share agreements	1,604	1,029
Net amortization of investment securities	398	171
Net change in:
Loans held for sale	31,949	1,639
Accrued interest receivable	726	121
Prepaid assets	844	467
FDIC loss share receivable	(4,675)	—
Accrued interest payable	(1,848)	(3,028)
Accrued income taxes	374	(4,904)
Miscellaneous assets and liabilities	3,225	(11,577)
Net cash provided by (used in) operating activities	44,227	(2,611)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	52,092	—
Proceeds from maturities and calls of investment securities held to maturity	210	1,135
Proceeds from maturities and calls of investment securities available for sale	18,859	14,828
Purchases of investment securities available for sale	(3,743)	(8,315)
Purchases of other investment securities	(630)	—
Net (increase) decrease in customer loans	(7,174)	31,784
Net cash received from acquisition	91,280	306,298
Purchases of premises and equipment	(1,969)	(1,711)
Net cash provided by investing activities	148,925	344,019
Cash flows from financing activities:
Net decrease in deposits	(25,247)	(118,031)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	13,712	74,809
Repayment of FHLB advances	(38,338)	(162,836)
Common stock issuance	34,684	—
Common stock repurchased	(137)	(46)
Dividends paid on common stock	(2,371)	(2,163)
Stock options exercised	70	48
Net cash used in financing activities	(17,627)	(208,219)
Net increase in cash and cash equivalents	175,525	133,189
Cash and cash equivalents at beginning of period	237,099	104,908
Cash and cash equivalents at end of period	$412,624	$238,097

Supplemental Disclosures:
Cash paid for:
Interest	$7,281	$11,601
Income taxes	$—	$4,871

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The condensed consolidated balance sheet at December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (the “Company” or “SCBT”) Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011,  should be referenced when reading these unaudited condensed consolidated financial statements.

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

Note 2 — Summary of Significant Accounting Policies (continued)

Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the view of the SEC regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase.  Regarding the accounting for such loan receivables, that in the absence of further standard setting, the AICPA understands that the SEC would not object to an accounting policy based on contractual cash flows (FASB ASC Topic 310-20 approach) or an accounting policy based on expected cash flows (FASB ASC Topic 310-30 approach). Management believes the approach using expected cash flows is a more appropriate option to follow in accounting for the fair value discount.

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

The Company incurs expenses related to the assets indemnified by the FDIC and, pursuant to the loss share agreement, certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company.  The estimates of reimbursements are netted against these covered expenses in the statements of income.

Note 3 — Recent Accounting Pronouncements

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in expansive changes in many areas affecting the financial services industry in general and the Company in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing any shortfall falling to banks with more than $10.0 billion in assets. Provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities (“TRUPs”) as Tier 1 capital beginning in 2013. One third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as the Company, may continue to count their pre-May 19, 2010, TRUPs as Tier 1 capital, but may not issue new capital TRUPs. Another provision of the legislation gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While SCBT would not be subject to the interchange fee restrictions, this provision could negatively impact non-interest income if the reductions that are required of larger banks cause industry-wide reductions of interchange fees.

Effective December 31, 2010, SCBT adopted certain of the key provisions of Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. Most of the new and amended disclosures in the ASU are effective December 31, 2010, and are included in Note 5 Loans and Allowance for Loan Losses. The disclosure for the activity in the allowance for credit losses for each period will be effective for the first quarter of 2011.  In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  The impact of adoption for SCBT is the inclusion of additional disclosures in SCBT’s consolidated financial statements.

Note 4 — Mergers and Acquisitions

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Habersham Bank Acquisition

On February 18, 2011, the Company’s wholly-owned subsidiary, SCBT, N.A. (the “Bank”), entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham, a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia.  Habersham operated eight branches in the northeast region of Georgia.

Pursuant to the P&A agreement, the Bank received a discount of $38.3 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreement. This discount will be accreted to non-interest income over future periods.

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham as a part of the P&A agreement. However, the Bank has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the acquisition.

As of March 31, 2011, there have been no adjustments or changes to the initial fair values related to the Habersham acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of Habersham prior to the date of the combination. The Company has omitted pro forma information related to the Habersham acquisition because of the pervasive federal assistance in the transaction.

As of March 31, 2011, noninterest income included a pre-tax gain of $5.5 million which resulted from the acquisition of Habersham. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of Habersham prior to the acquisition. The Company recognized $609,000 in merger-related expense during the three months ended March 31, 2011.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of February 18, 2011, as recorded by Habersham on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by Habersham	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$31,924	$(4)	$31,920	$—		$31,920
Investment securities	65,018	(3,582)	61,436	(566	)(a)	60,870
Loans	212,828	9,039	221,867	(94,414	)(b)	127,453
Premises and equipment	16,915	(16,915)	—	—		—
Intangible assets	—	—	—	3,262	(c)	3,262
FDIC receivable for loss sharing agreement	—	—	—	87,418	(d)	87,418
Other real estate owned and repossessed assets	42,024	(616)	41,408	(26,915	)(e)	14,493
Other assets	14,446	(11,227)	3,219	—		3,219
Total assets	$383,155	$(23,305)	$359,850	$(31,215)		$328,635

Liabilities
Deposits:
Noninterest-bearing	$76,205	$(5)	$76,200	$—		$76,200
Interest-bearing	263,246	—	263,246	1,203	(f)	264,449
Total deposits	339,451	(5)	339,446	1,203		340,649
Other borrowings	39,433	(6)	39,427	344	(g)	39,771
Other liabilities	2,819	(1,710)	1,109	—		1,109
Total liabilities	381,703	(1,721)	379,982	1,547		381,529
Net assets acquired over liabilities assumed	$1,452	$(21,584)	$(20,132)	$(32,762)		$(52,894)
Excess of assets acquired over liabilities assumed	$1,452	$(21,584)	$(20,132)
Aggregate fair value adjustments				$(32,762)

Cash received from the FDIC						$59,360
Cash due to FDIC						(938)
Total						58,422
Gain on acquisition (noninterest income)						$5,528

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

(g)—Adjustment reflects the prepayment fee paid when Federal Home Loan Bank (“FHLB”) advances were completely paid off in February 2011.

Note 4 — Mergers and Acquisitions (continued)

Community Bank and Trust Acquisition

On January 29, 2010, the Bank entered into a P&A agreement, including loss share arrangements, with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of CBT, a full service Georgia state-chartered community bank headquartered in Cornelia, Georgia. CBT operated 38 locations, including 36 branches, one loan production office and one trust office in the northeast region of Georgia.

Pursuant to the P&A agreement, the Bank received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. The loss share agreement applicable to single family loans provides for FDIC loss sharing for ten years and Bank reimbursement to the FDIC for ten years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements. This discount will be accreted to non-interest income over future periods.

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A agreement. However, the Bank had the option to purchase the real estate, furniture and equipment from the FDIC. The term of this option expired on April 29, 2010. On April 28, 2010, the Bank notified the FDIC that it planned to acquire seven bank facilities with an appraised value of approximately $10.9 million. In addition, the Bank notified the FDIC that it plans to purchase approximately $700,000 of furniture or equipment related to 27 locations being retained by the Bank. On October 27, 2010, the Bank settled the purchase of the assets above and settled other items that related to the January 29, 2010 acquisition, with a net payment to the FDIC of $3.9 million. There was no income statement or equity impact of this settlement on the financial statements of the Bank. These 27 banking facilities include both leased and owned locations. In late May and early June of 2010, the Bank closed 10 bank branches, 1 trust office, and converted the operating system of the acquired Georgia franchise.

There have been no adjustments or changes to the initial fair values related to the CBT acquisition within the one year time frame from the date of acquisition.  The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of CBT prior to the date of the combination. The Company has omitted pro forma information related to the CBT acquisition because of the pervasive federal assistance in the transaction.

As of December 31, 2010, noninterest income included a pre-tax gain of $98.1 million which resulted from the acquisition of CBT. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of CBT prior to the acquisition. The Company recognized $5.5 million in merger-related expense during the twelve months ended December 31, 2010.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of January 29, 2010, as recorded by CBT on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by CBT	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$80,615	$(12)	$80,603	$—		$80,603
Investment securities	116,270	(10,046)	106,224	(613	)(a)	105,611
Loans	828,223	(56,725)	771,498	(312,033	)(b)	459,465
Premises and equipment	24,063	(24,015)	48	—		48
Intangible assets	—	—	—	8,535	(c)	8,535
FDIC receivable for loss sharing agreement	—	—	—	276,789	(d)	276,789
Other real estate owned and repossessed assets	46,271	4,852	51,123	(25,194	)(e)	25,929
Other assets	26,414	(18,541)	7,873	—		7,873
Total assets	$1,121,856	$(104,487)	$1,017,369	$(52,516)		$964,853

Liabilities
Deposits:
Noninterest-bearing	$107,617	$(11,602)	$96,015	$—		$96,015
Interest-bearing	907,288	311	907,599	4,892	(f)	912,491
Total deposits	1,014,905	(11,291)	1,003,614	4,892		1,008,506
Other borrowings	80,250	—	80,250	2,316	(g)	82,566
Other liabilities	10,748	(3,614)	7,134	194	(h)	7,328
Total liabilities	1,105,903	(14,905)	1,090,998	7,402		1,098,400
Net assets acquired over liabilities assumed	$15,953	$(89,582)	$(73,629)	$(59,918)		$(133,547)
Excess of assets acquired over liabilities assumed	$15,953	$(89,582)	$(73,629)
Aggregate fair value adjustments				$(59,918)

Cash received from the FDIC						$225,695
Cash due from FDIC						5,933
Total						231,628
Gain on acquisition (noninterest income)						$98,081

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

(h)—Adjustment reflects the fair value of leases assumed.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011:
State and municipal obligations	$19,730	$459	$—	$20,189

December 31, 2010:
State and municipal obligations	$19,941	$227	$(18)	$20,150

March 31, 2010:
State and municipal obligations	$20,403	$669	$(10)	$21,062

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011:
Government-sponsored enterprises debt *	$56,987	$646	$(115)	$57,518
State and municipal obligations	38,688	1,139	(261)	39,566
Mortgage-backed securities **	90,186	2,038	(235)	91,989
Equity securities	443	138	—	581
	$186,304	$3,961	$(611)	$189,654
December 31, 2010:
Government-sponsored enterprises debt *	$69,854	$844	$(164)	$70,534
State and municipal obligations	39,749	680	(425)	40,004
Mortgage-backed securities **	83,045	1,752	(357)	84,440
Trust preferred (collateralized debt obligations)	2,324	—	(290)	2,034
Equity securities	256	106	—	362
	$195,228	$3,382	$(1,236)	$197,374
March 31, 2010:
Government-sponsored enterprises debt *	$119,575	$626	$(182)	$120,019
State and municipal obligations	40,505	1,414	(363)	41,556
Mortgage-backed securities **	95,575	4,538	(8)	100,105
Trust preferred (collateralized debt obligations)	6,576	—	(280)	6,296
Equity securities	285	114	(3)	396
	$262,516	$6,692	$(836)	$268,372

* - Government-sponsored enterprises holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored enterprises; there are no private-label holdings.

Note 5 — Investment Securities (continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011:
Federal Reserve Bank stock	$6,617	$—	$—	$6,617
Federal Home Loan Bank stock	15,874	—	—	15,874
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$23,823	$—	$—	$23,823
December 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,278	—	—	13,278
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,597	$—	$—	$20,597

March 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	14,862	—	—	14,862
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$22,181	$—	$—	$22,181

The Company has determined that the investment in Federal Reserve Bank stock and FHLB stock is not other than temporarily impaired as of March 31, 2011 and ultimate recoverability of the par value of these investments is probable.  See “Other Investments” under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$130	$131	$—	$—
Due after one year through five years	260	262	6,389	6,475
Due after five years through ten years	6,680	6,849	43,174	43,535
Due after ten years	12,660	12,947	136,741	139,644
	$19,730	$20,189	$186,304	$189,654

Note 5 — Investment Securities (continued)

Information pertaining to the Company’s securities available for sale with gross unrealized losses at March 31, 2011, December 31, 2010 and March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$115	$16,750	$—	$—
State and municipal obligations	113	4,535	148	1,398
Mortgage-backed securities	235	23,333	—	—
Equity securities	—	—	—	—
	$463	$44,618	$148	$1,398

December 31, 2010:
Securities Held to Maturity
State and municipal obligations	$18	$3,050	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$164	$26,138	$—	$—
State and municipal obligations	229	12,402	196	1,350
Mortgage-backed securities	357	31,547	—	—
Trust preferred (collateralized debt obligations)	—	—	290	2,034
	$750	$70,087	$486	$3,384

March 31, 2010:
Securities Held to Maturity
State and municipal obligations	$—	$—	$10	$812

Securities Available for Sale
Government-sponsored enterprises debt	$182	$12,272	$—	$—
State and municipal obligations	84	2,534	279	4,363
Mortgage-backed securities	8	3,162	—	—
Trust preferred (collateralized debt obligations)	—	—	280	2,361
Equity securities	3	166	—	—
	$277	$18,134	$559	$6,724

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010

Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$403,149	422,041	$442,566
Commercial non-owner occupied	318,597	306,381	294,147
Total commercial non-owner occupied real estate	721,746	728,422	736,713
Consumer real estate:
Consumer owner occupied	334,849	322,637	287,788
Home equity loans	263,331	263,994	250,651
Total consumer real estate	598,180	586,631	538,439
Commercial owner occupied real estate	593,363	565,155	483,450
Commercial and industrial	206,348	202,987	203,296
Other income producing property	131,909	124,431	133,949
Consumer	73,464	67,768	66,259
Other loans	23,299	20,806	13,136
Total loans	2,348,309	2,296,200	2,175,242
Less, allowance for loan losses	(48,164)	(47,512)	(41,397)
Non-acquired loans, net	$2,300,145	$2,248,688	$2,133,845

As permitted by FASB ASC Topic 310-30, the Company aggregated loans covered under loss share agreements that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate—junior lien, home equity, consumer, commercial and industrial, and single pay.

Note 6 — Loans and Allowance for Loan Losses (continued)

The Company’s loans covered under loss share agreements portfolio is comprised of the following balances net of related discount:

	March 31, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Loans covered under loss share agreements:
Commercial loans greater than or equal to $1 million	$34,658	$45,697	$80,355
Commercial real estate	29,438	61,256	90,694
Commercial real estate—construction and development	38,453	23,044	61,497
Residential real estate	54,876	67,691	122,567
Residential real estate—junior lien	1,832	1,318	3,150
Home equity	285	697	982
Consumer	9,696	3,504	13,200
Commercial and industrial	13,287	21,114	34,401
Single pay	10,588	362	10,950
Total loans covered under loss share agreements	$193,113	$224,683	$417,796
Less, allowance for loan losses	(25,833)	—	(25,833)
Loans covered under loss share agreements, net	$167,280	$224,683	$391,963

	December 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Loans covered under loss share agreements:
Commercial loans greater than or equal to $1 million	$32,744	$51,544	$84,288
Commercial real estate	21,302	45,326	66,628
Commercial real estate—construction and development	15,262	17,050	32,312
Residential real estate	45,299	42,246	87,545
Residential real estate—junior lien	2,100	1,573	3,673
Home equity	496	1,023	1,519
Consumer	5,879	5,036	10,915
Commercial and industrial	10,821	13,921	24,742
Single pay	9,156	260	9,416
Total loans covered under loss share agreements	$143,059	$177,979	$321,038

Note 6 — Loans and Allowance for Loan Losses (continued)

	March 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Loans covered under loss share agreements:
Commercial loans greater than or equal to $1 million	$49,937	$56,863	$106,800
Commercial real estate	30,328	52,183	82,511
Commercial real estate—construction and development	32,770	21,157	53,927
Residential real estate	65,992	51,658	117,650
Residential real estate—junior lien	2,293	2,350	4,643
Home equity	587	1,193	1,780
Consumer	11,349	9,228	20,577
Commercial and industrial	13,599	18,797	32,396
Single pay	17,416	1,107	18,523
Total loans covered under loss share agreements	$224,271	$214,536	$438,807

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of loans covered under loss share agreements impaired and non-impaired at the acquisition date for Habersham (February 18, 2011) are as follows:

	February 18, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$132,386	$135,500	$267,886
Non-accretable difference	(68,996)	(43,322)	(112,318)
Cash flows expected to be collected	63,390	92,178	155,568
Accretable yield	(8,747)	(19,368)	(28,115)
Carrying value	$54,643	$72,810	$127,453

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of loans covered under loss share agreement impaired and non-impaired at the acquisition date for CBT  (January 29, 2010—refined) are as follows:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$450,691	$350,309	$801,000
Non-accretable difference	(210,024)	(102,274)	(312,298)
Cash flows expected to be collected	240,667	248,035	488,702
Accretable yield	(7,431)	(21,806)	(29,237)
Carrying value	$233,236	$226,229	$459,465

During 2010, the Company refined certain assumptions and loan pools which resulted in changes in the line items of the table above. The changes did not result in a change in the carrying value initially recorded.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of loans covered under loss share agreements impaired and non-impaired as of March 31, 2011, December 31, 2010, and March 31, 2010 - refined are as follows:

	March 31, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$379,900	$396,321	$776,221
Non-accretable difference	(189,618)	(101,067)	(290,685)
Cash flows expected to be collected	190,282	295,254	485,536
Accretable yield	(23,002)	(70,571)	(93,573)
Carrying value	$167,280	$224,683	$391,963

Note 6 — Loans and Allowance for Loan Losses (continued)

	December 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$301,080	$303,153	$604,233
Non-accretable difference	(140,723)	(97,788)	(238,511)
Cash flows expected to be collected	160,357	205,365	365,722
Accretable yield	(17,298)	(27,386)	(44,684)
Carrying value	$143,059	$177,979	$321,038

	March 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$437,578	$336,371	$773,949
Non-accretable difference	(206,753)	(102,275)	(309,028)
Cash flows expected to be collected	230,825	234,096	464,921
Accretable yield	(6,554)	(19,560)	(26,114)
Carrying value	$224,271	$214,536	$438,807

Income on loans covered under loss share agreement that are not impaired at the acquisition date is recognized in the same manner as loans impaired at the acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The unpaid principal balance for acquired loans was $673.7 million at March 31, 2011, $519.2 million at December 31, 2010 and $750.8 million at March 31, 2010.

The following are changes in the carrying value of loans covered under loss share agreements at the acquisition date during the periods ended March 31, 2011 and 2010:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	54,643	72,810	127,453
Reductions for payments and foreclosures	(30,422)	(26,106)	(56,528)
Balance, March 31, 2011	$167,280	$224,683	$391,963

Balance, December 31, 2009	$—	$—	$—
Fair value of acquired loans	233,236	226,229	459,465
Reductions for payments and foreclosures	(8,965)	(11,693)	(20,658)
Balance, March 31, 2010	$224,271	$214,536	$438,807

Note 6 — Loans and Allowance for Loan Losses (continued)

The following are changes in the carrying amount of accretable yield for purchased impaired and non-impaired loans for the period ended March 31, 2011:

(Dollars in thousands)

Beginning balance December 31, 2010	$44,684
Additions from Habersham acquisition	28,115
Interest income	(7,127)
Improved cash flows affecting nonaccretable difference	36,200
Other changes, net	(8,299)
Ending balance, March 31, 2011	$93,573

On December 13, 2006, the OCC, Federal Reserve, FDIC, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000 of all non-homogenous commercial loans. Loans for which specific reserves are provided are excluded from the calculation of the general reserves.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies, Note 4—Mergers and Acquisitions and Note 6—Loans and Allowance for Loan Losses to the consolidated financial statements.)

An aggregated analysis of the changes in allowance for loan losses for the three months ended March 31, 2011 and 2010 is as follows:

	Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total
March 31, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(9,322)	—	(9,322)
Recoveries of loans previously charged off	625	—	625
Net charge-offs	(8,697)	—	(8,697)
Provision for loan losses	9,349	25,833	35,182
Benefit attributable to FDIC loss share agreements	—	(24,541)	(24,541)
Total provision for loan losses charged to operations	9,349	1,292	10,641
Provision for loan losses recorded through the FDIC loss share receivable	—	24,541	24,541
Balance at end of period	$48,164	$25,833	$73,997

March 31, 2010:
Balance at beginning of period	$37,488	$—	$37,488
Loans charged-off	(17,370)	—	(17,370)
Recoveries of loans previously charged off	501	—	501
Net charge-offs	(16,869)	—	(16,869)
Provision for loan losses	20,778	—	20,778
Balance at end of period	$41,397	$—	$41,397

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the periods ended March 31, 2011, December 31, 2010, and March 31, 2010.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

March 31, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(4,538)	(1,236)	(729)	(1,314)	(511)	(229)	(499)	(105)	(161)	(9,322)
Recoveries	90	20	1	34	58	79	134	40	169	625
Provision	4,336	1,105	890	1,408	506	232	718	142	12	9,349
Balance, March 31, 2011	$14,130	$6,317	$7,976	$6,188	$4,477	$4,395	$3,187	$1,268	$226	$48,164

Loans individually evaluated for impairment	$594	$866	$446	$21	$—	$—	$163	$—	$—	$2,090
Loans collectively evaluated for impairment	$13,536	$5,451	$7,530	$6,167	$4,477	$4,395	$3,024	$1,268	$226	$46,074

Loans:
Loans individually evaluated for impairment	$23,107	$11,882	$10,314	$1,997	$—	$1,117	$1,239	$—	$—	$49,656
Loans collectively evaluated for impairment	380,042	306,715	583,049	332,852	263,331	205,231	130,670	73,464	23,299	2,298,653

Total non-acquired loans	$403,149	$318,597	$593,363	$334,849	$263,331	$206,348	$131,909	$73,464	$23,299	$2,348,309

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

December 31, 2010
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(19,150)	(3,011)	(2,625)	(7,285)	(2,490)	(9,138)	(338)	(2,780)	—	(46,817)
Recoveries	785	29	126	149	45	713	6	706	—	2,559
Provision	23,438	3,618	4,335	8,561	3,118	8,408	791	2,007	6	54,282
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512

Loans individually evaluated for impairment	$1,718	$1,444	$830	$80	$—	$36	$28	$—	$—	$4,136
Loans collectively evaluated for impairment	$12,524	$4,984	$6,984	$5,980	$4,424	$4,277	$2,806	$1,191	$206	$43,376

Loans:
Loans individually evaluated for impairment	$23,081	$10,948	$10,747	$1,540	$—	$1,144	$3,153	$—	$—	$50,613
Loans collectively evaluated for impairment	398,960	295,433	554,408	321,097	263,994	201,843	121,278	67,768	20,806	2,245,587

Total non-acquired loans	$422,041	$306,381	$565,155	$322,637	$263,994	$202,987	$124,431	$67,768	$20,806	$2,296,200

Note 6 — Loans and Allowance for Loan Losses (continued)

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

March 31, 2010
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(5,662)	(577)	(975)	(1,759)	(1,004)	(6,435)	(516)	(442)	—	(17,370)
Recoveries	207	3	1	5	4	89	—	192	—	501
Provision	7,130	784	1,997	2,432	1,553	5,907	563	279	133	20,778
Balance, March 31, 2010	$10,844	$6,002	$7,001	$5,313	$4,304	$3,891	$2,422	$1,287	$333	$41,397

Loans individually evaluated for impairment	$1,684	$1,196	$204	$—	$—	$—	$185	$—	$—	$3,269
Loans collectively evaluated for impairment	$9,160	$4,806	$6,797	$5,313	$4,304	$3,891	$2,237	$1,287	$333	$38,128

Loans:
Loans individually evaluated for impairment	$17,321	$5,879	$4,807	$—	$—	$2,565	$2,037	$—	$—	$32,609
Loans collectively evaluated for impairment	425,245	288,268	478,643	287,788	250,651	200,731	131,912	66,259	13,136	2,142,633

Total non-acquired loans	$442,566	$294,147	$483,450	$287,788	$250,651	$203,296	$133,949	$66,259	$13,136	$2,175,242

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for the period ended March 31, 2011. As of December 31, 2010 and March 31, 2010, no provision had been made for loans covered under loss share agreements.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

2011
Allowance for loan losses:
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	19,084	—	—	—	462	—	—	1,234	5,053	25,833
Benefit attributable to FDIC loss share agreements	(18,130)	—	—	—	(439)	—	—	(1,172)	(4,800)	(24,541)
Total provision for loan losses charged to operations	954	—	—	—	23	—	—	62	253	1,292
Provision for loan losses recorded through the FDIC loss share receivable	18,130	—	—	—	439	—	—	1,172	4,800	24,541
Balance, March 31, 2011	$19,084	$—	$—	$—	$462	$—	$—	$1,234	$5,053	$25,833

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$19,084	$—	$—	$—	$462	$—	$—	$1,234	$5,053	$25,833

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	80,355	90,694	61,497	122,567	3,150	982	13,200	34,401	10,950	417,796

Total loans covered under loss share agreements	$80,355	$90,694	$61,497	$122,567	$3,150	$982	$13,200	$34,401	$10,950	$417,796

Note 6 — Loans and Allowance for Loan Losses (continued)

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans (see details below) and (v) the general economic conditions of the markets that we serve.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

•                  Pass—These loans range from minimal credit risk to lower than average however still acceptable credit risk.

•                  Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$303,236	$314,762	$308,638	$253,775	$244,876	$243,566	$508,098	$489,935	$403,028
Special mention	44,319	40,463	46,638	37,797	37,487	30,147	45,187	38,204	50,608
Substandard	55,594	66,816	85,465	27,025	24,018	20,209	39,767	36,785	29,682
Doubtful	—	—	1,825	—	—	225	311	231	132
	$403,149	$422,041	$442,566	$318,597	$306,381	$294,147	$593,363	$565,155	$483,450

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$194,491	$190,608	$189,311	$108,768	$101,441	$106,764	$1,368,368	$1,341,622	$1,251,307
Special mention	4,475	8,104	5,326	11,637	10,074	9,076	143,415	134,332	141,795
Substandard	7,382	4,275	8,659	11,453	12,872	17,965	141,221	144,766	161,980
Doubtful	—	—	—	51	44	144	362	275	2,326
	$206,348	$202,987	$203,296	$131,909	$124,431	$133,949	$1,653,366	$1,620,995	$1,557,408

Note 6 — Loans and Allowance for Loan Losses (continued)

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans at March 31:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$297,224	$286,335	$259,670	$248,567	$248,294	$237,812	$72,276	$66,775	$65,388
Special mention	18,123	17,919	10,597	9,628	7,794	5,655	757	532	265
Substandard	19,502	18,383	16,848	5,136	7,906	6,999	431	461	592
Doubtful	—	—	673	—	—	185	—	—	14
	$334,849	$322,637	$287,788	$263,331	$263,994	$250,651	$73,464	$67,768	$66,259

	Other			Consumer Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2011	2010	2010	2011	2010	2010

Pass	$23,299	$20,806	$13,136	$641,366	$622,210	$576,006
Special mention	—	—	—	28,508	26,245	16,517
Substandard	—	—	—	25,069	26,750	24,439
Doubtful	—	—	—	—	—	872
	$23,299	$20,806	$13,136	$694,943	$675,205	$617,834

The following table presents the credit risk profile by risk grade of total non-acquired loans at March 31:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
	2011	2010	2010

Pass	$2,009,734	$1,963,832	$1,827,313
Special mention	171,923	160,577	158,312
Substandard	166,290	171,516	186,419
Doubtful	362	275	3,198
	$2,348,309	$2,296,200	$2,175,242

At March 31, 2011, the aggregate amount of non-acquired substandard and doubtful loans totaled $166.7 million. When these loans are combined with non-acquired OREO of $19.8 million, our non-acquired classified assets (as defined by our primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”)) were $187.1 million. At March 31, 2010, the amounts were $189.6 million, $9.3 million, and $202.9 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following table presents the credit risk profile by risk grade loans covered under loss share agreements net of the related discount at March 31:

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million			Commercial Real Estate			Construction and Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$23,391	$26,395	$44,917	$53,096	$29,506	$55,906	$33,304	$11,897	$28,996
Special mention	7,056	10,317	8,068	12,901	10,048	5,600	3,598	3,218	4,650
Substandard	49,109	46,952	53,232	24,697	26,696	20,920	24,510	16,877	19,690
Doubtful	799	624	583	—	378	85	85	320	591
	$80,355	$84,288	$106,800	$90,694	$66,628	$82,511	$61,497	$32,312	$53,927

				Residential Real Estate—
	Residential Real Estate			Junior Lien			Home Equity
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$74,755	$42,807	$79,867	$1,830	$2,219	$3,681	$664	$1,069	$1,698
Special mention	12,420	10,470	5,895	118	93	63	109	156	—
Substandard	34,934	33,112	24,435	931	1,112	850	209	294	82
Doubtful	458	1,156	7,453	271	249	49	—	—	—
	$122,567	$87,545	$117,650	$3,150	$3,673	$4,643	$982	$1,519	$1,780

	Consumer			Commercial & Industrial			Single Pay
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$10,463	$7,401	$17,462	$20,375	$10,482	$22,823	$373	$258	$1,352
Special mention	419	528	352	3,097	3,389	923	88	65	83
Substandard	2,235	2,828	2,150	10,703	10,503	8,002	10,019	8,877	16,188
Doubtful	83	158	613	226	368	648	470	216	900
	$13,200	$10,915	$20,577	$34,401	$24,742	$32,396	$10,950	$9,416	$18,523

The risk grading of acquired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC assisted acquisition, acquired loans are recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount, the Company’s risk of loss is mitigated because of the FDIC loss share arrangement.

An aging analysis of past due loans, segregated by class for non-acquired loans, as of March 31, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$5,668	$1,165	$26	$6,859	$29,409	$366,881	$403,149
Commercial non-owner occupied	921	436	236	1,593	11,956	305,048	318,597
Commercial owner occupied	747	339	—	1,086	12,326	579,951	593,363

Consumer real estate:
Consumer owner occupied	781	220	35	1,036	8,397	325,416	334,849
Home equity loans	437	174	40	651	2,226	260,454	263,331

Commercial and industrial	274	410	2	686	1,420	204,242	206,348
Other income producing property	550	—	—	550	4,188	127,171	131,909
Consumer	202	45	—	247	116	73,101	73,464
Other loans	—	—	—	—	—	23,299	23,299

	$9,580	$2,789	$339	$12,708	$70,038	$2,265,563	$2,348,309

Note 6 — Loans and Allowance for Loan Losses (continued)

An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$3,304	$1,133	$—	$4,437	$28,390	$389,214	$422,041
Commercial non-owner occupied	779	240	—	1,019	10,073	295,289	306,381
Commercial owner occupied	1,063	453	—	1,516	13,056	550,583	565,155

Consumer real estate:
Consumer owner occupied	1,626	1,086	16	2,728	7,176	312,733	322,637
Home equity loans	725	79	14	818	2,517	260,659	263,994

Commercial and industrial	622	98	—	720	1,282	200,985	202,987
Other income producing property	806	103	18	927	6,356	117,676	124,959
Consumer	597	175	33	805	176	66,259	67,240
Other loans	35	16	37	88	—	20,718	20,806

	$9,557	$3,383	$118	$13,058	$69,026	$2,214,116	$2,296,200

An aging analysis of past due loans, segregated by class for non-acquired loans, as of March 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$4,446	$2,535	$—	$6,981	$22,851	$412,734	$442,566
Commercial non-owner occupied	839	1,092	—	1,931	7,012	285,204	294,147
Commercial owner occupied	1,985	779	—	2,764	7,341	473,345	483,450

Consumer real estate:
Consumer owner occupied	1,614	386	—	2,000	7,509	278,279	287,788
Home equity loans	655	187	—	842	713	249,096	250,651

Commercial and industrial	753	1,387	38	2,178	3,204	197,914	203,296
Other income producing property	1,778	1,551	—	3,329	4,655	125,965	133,949
Consumer	304	99	1	404	345	65,510	66,259
Other loans	40	28	68	136	100	12,900	13,136

	$12,414	$8,044	$107	$20,565	$53,730	$2,100,947	$2,175,242

Note 6 — Loans and Allowance for Loan Losses (continued)

An aging analysis of past due loans, segregated by type for loans covered under loss share agreements, as of March 31, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$728	$—	$34,494	$35,222	$—	$45,133	$80,355
Commercial real estate	6,004	1,449	12,450	19,903	—	70,791	90,694
Commercial real estate—construction and development	3,179	2,732	27,021	32,932	—	28,565	61,497
Residential real estate	4,384	1,442	17,745	23,571	—	98,996	122,567
Residential real estate—junior lien	86	64	683	833	—	2,317	3,150
Home equity	13	29	104	146	—	836	982
Consumer	506	123	1,010	1,639	—	11,561	13,200
Commercial and industrial	384	1,913	7,200	9,497	—	24,904	34,401
Single pay	5	76	9,967	10,048	—	902	10,950
	$15,289	$7,828	$110,674	$133,791	$—	$284,005	$417,796

An aging analysis of past due loans, segregated by type for loans covered under loss share agreements, as of December 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$3,993	$—	$30,220	$34,213	$—	$50,075	$84,288
Commercial real estate	1,067	458	14,240	15,765	—	50,864	66,629
Commercial real estate—construction and development	1,197	499	10,915	12,611	—	19,702	32,313
Residential real estate	2,508	1,397	20,077	23,982	—	63,563	87,545
Residential real estate—junior lien	165	59	863	1,087	—	2,586	3,673
Home equity	15	56	101	172	—	1,346	1,518
Consumer	614	323	1,303	2,240	—	8,675	10,915
Commercial and industrial	1,533	470	6,986	8,989	—	15,752	24,741
Single pay	—	—	8,900	8,900	—	516	9,416
	$11,092	$3,262	$93,605	$107,959	$—	$213,079	$321,038

An aging analysis of past due loans, segregated by type for loans covered under loss share agreement, as of March 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$3,697	$2,267	$52,162	$58,126	$—	$48,674	$106,800
Commercial real estate	4,485	791	19,654	24,930	—	57,581	82,511
Commercial real estate—construction and development	2,961	273	19,138	22,372	—	31,555	53,927
Residential real estate	6,847	2,370	23,410	32,627	—	85,023	117,650
Residential real estate—junior lien	174	39	891	1,104	—	3,539	4,643
Home equity	7	28	60	95	—	1,685	1,780
Consumer	941	190	2,037	3,168	—	17,409	20,577
Commercial and industrial	1,940	610	7,394	9,944	—	22,452	32,396
Single pay	55	228	16,281	16,564	—	1,959	18,523
	$21,107	$6,796	$141,027	$168,930	$—	$269,877	$438,807

Note 6 — Loans and Allowance for Loan Losses (continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment

March 31, 2011
Commercial real estate:
Construction and land development	$30,829	$10,468	$12,639	$23,107	$594	$20,080
Commercial non-owner occupied	14,102	9,528	2,354	11,882	866	8,881
Commercial owner occupied	11,537	5,544	4,770	10,314	446	7,561

Consumer real estate:
Consumer owner occupied	2,257	437	1,560	1,997	21	999
Home equity loans	—	—	—	—	—	—

Commercial and industrial	1,146	1,117	—	1,117	—	1,841
Other income producing property	1,360	340	899	1,239	163	1,773
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total impaired loans	$61,231	$27,434	$22,222	$49,656	$2,090	$41,135

December 31, 2010
Commercial real estate:
Construction and land development	$29,656	$13,362	$9,719	$23,081	$1,718	$20,338
Commercial non-owner occupied	12,902	5,824	5,124	10,948	1,444	8,752
Commercial owner occupied	11,279	5,353	5,394	10,747	830	8,913

Consumer real estate:
Consumer owner occupied	1,725	—	1,540	1,540	80	1,143
Home equity loans	—	—	—	—	—	—

Commercial and industrial	1,145	—	1,144	1,144	36	1,040
Other income producing property	4,402	2,246	907	3,153	28	2,477
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total impaired loans	$61,109	$26,785	$23,828	$50,613	$4,136	$42,663

March 31, 2010
Commercial real estate:
Construction and land development	$23,953	$10,678	$6,374	$17,052	$1,683	$13,677
Commercial non-owner occupied	6,604	2,861	3,018	5,879	1,197	3,745
Commercial owner occupied	5,323	1,029	3,778	4,807	204	2,528

Consumer real estate:
Consumer owner occupied	—	—	—	—	—	1,262
Home equity loans	—	—	—	—	—	—

Commercial and industrial	8,363	2,565	—	2,565	—	1,283
Other income producing property	2,618	1,204	1,102	2,306	185	1,428
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total impaired loans	$46,861	$18,337	$14,272	$32,609	$3,269	$23,923

Loans covered under loss share agreements are accounted for in pools as shown on page 31 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010

Commercial non-owner occupied real estate:
Construction and land development	$25,236	$27,207	$22,851
Commercial non-owner occupied	10,918	8,407	7,012
Commercial owner occupied real estate	8,718	10,499	7,341
Total commercial non-owner occupied real estate	44,872	46,113	37,204
Consumer real estate:
Consumer owner occupied	6,948	6,865	7,509
Home equity loans	2,226	2,517	713
Total consumer real estate	9,174	9,382	8,222
Commercial and industrial	1,420	1,282	3,204
Other income producing property	3,288	5,708	4,655
Consumer	116	176	345
Other loans	—	—	100
Restructured loans	11,168	6,365	—
Total loans on nonaccrual status	$70,038	$69,026	$53,730

Loans covered under loss share agreements that are past due continue to accrue accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

Note 7—Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the periods ended March 31, 2011 and March 31, 2010:

(Dollars in thousands)

Balance, December 31, 2010	$212,103
FDIC loss share receivable recorded for Habersham agreement	87,418
Benefit attributable to FDIC loss share agreements	24,541
Claimable losses on OREO covered under loss share agreements	12,014
Reimbursable expenses claimed	2,013
Accretion of discounts and premiums, net	(401)
Reimbursements from FDIC	(33,893)
Balance, March 31, 2011	$303,795

(Dollars in thousands)

Balance, December 31, 2009	$—
FDIC loss share receivable recorded for CBT agreement	276,789
Accretion of discounts and premiums, net	369
Reimbursable expenses claimed	—
Reimbursements from FDIC	—
Balance, March 31, 2010	$277,158

Note 7—Receivable from FDIC for Loss Share Agreements (continued)

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At March 31, 2011, the Company estimated that $17.2 million was currently receivable from the FDIC.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at March 31, 2011 and March 31, 2010:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Additions, net	7,867	1,365	9,232
Writedowns	(2,276)	(2,113)	(4,389)
Sold	(3,039)	(5,776)	(8,815)

Balance, March 31, 2011	$19,816	$77,286	$97,102

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2009	$3,102	$—	$3,102
Acquired in CBT Acquisition	—	25,876	25,876
Additions	8,579	7,496	16,075
Writedowns	(59)	—	(59)
Sold	(2,303)	(1,296)	(3,599)

Balance, March 31, 2010	$9,319	$32,076	$41,395

The covered OREO above is covered pursuant to the FDIC loss share agreements which is discussed in Note 2—Mergers and Acquisitions.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010

Certificates of deposit	$1,103,438	$1,129,892	$1,333,890
Interest-bearing demand deposits	1,316,879	1,186,260	1,003,320
Demand deposits	606,135	484,838	457,412
Savings deposits	291,573	202,054	199,286
Other time deposits	1,525	1,104	1,206
Total deposits	$3,319,550	$3,004,148	$2,995,114

The aggregate amounts of time deposits in denominations of $100,000 or more at March 31, 2011, December 31, 2010, and March 31, 2010 were $511.4 million, $530.8 million and $626.6 million, respectively.  In July of 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At March 31, 2011 and December 31, 2010, SCBT had $185.4 million and $177.5 million in certificates of deposits greater than $250,000, respectively.  The Company did not have brokered certificates of deposit at March 31, 2011, December 31, 2010, and March 31, 2010.

Note 10 — Retirement Plans

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2011.

The components of net periodic pension expense recognized during the three months ended March 31 are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Service cost	$—	$—
Interest cost	274	270
Expected return on plan assets	(400)	(377)
Amortization of prior service cost	—	—
Recognized net actuarial loss	137	65
Net periodic pension expense (benefit)	$11	$(42)

The Company contributed $228,000 to the pension plan for the three months ended March 31, 2011 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

Note 11 — Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2011	2010
Basic earnings per share:
Net income available to common shareholders	$2,516	$48,961

Weighted-average basic shares	13,185	12,591
Basic earnings per share	$0.19	$3.89

Diluted earnings per share:
Net income available to common shareholders	$2,516	$48,961

Weighted-average basic shares	13,185	12,591
Effect of dilutive securities	88	105
Weighted-average dilutive shares	13,273	12,696
Diluted earnings per share	$0.19	$3.86

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Number of shares	217,873	150,519
Range of exercise prices	$26.01 - $40.99	$26.01 - $39.74

Note 12 — Share-Based Compensation

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

Note 12 — Share-Based Compensation (continued)

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2011	386,207	$29.02
Granted	25,142	32.46
Exercised	(3,050)	22.94
Expired/Forfeited	(1)	11.39
Outstanding at March 31, 2011	408,298	29.28	5.09	$1,967

Exercisable at March 31, 2011	322,770	28.57	4.12	$1,797

Weighted-average fair value of options granted during the year	$11.85

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2011	2010

Dividend yield	2.20%	2.00%
Expected life	6 years	6 years
Expected volatility	44%	49%
Risk-free interest rate	2.37%	2.74%

As of March 31, 2011, there was $933,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.75 years as of March 31, 2011.  The total fair value of shares vested during the three months ended March 31, 2011 was $419,000.

Restricted Stock

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock.  The value of the restricted stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.  Grants to employees have typically vested over a 48-month period, and beginning in 2007, some grants cliff vest after four years.  Also, some grants issued during 2008 to certain employees cliff vest after ten years.  Grants to non-employee directors typically vest within a 12-month period.

Note 12 — Share-Based Compensation (continued)

Nonvested restricted stock for the three months ended March 31, 2011 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2011	150,629	$30.74
Granted	37,106	32.46
Vested	(16,225)	37.24
Forfeited	—	—
Nonvested at March 31, 2011	171,510	30.49

As of March 31, 2011, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.5 years as of March 31, 2011.  The total fair value of shares vested during the three months ended March 31, 2011 was $604,000.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2011, commitments to extend credit and standby letters of credit totaled $606.0 million.  The Company does not anticipate any material losses as a result of these transactions.

Note 14 — Fair Value

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale securities and derivative financial instruments are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

The following is a description of valuation methodologies used for assets recorded at fair value.

Note 14 — Fair Value (continued)

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Federal Reserve Bank stock and FHLB stock approximates fair value based on their redemption provisions.

Pooled trust preferred securities were Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company determined that (1) there were few observable transactions and market quotations available and they were not reliable for purposes of determining fair value at December 31, 2010 and March 31, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach require numerous steps in determining fair value.  These steps included estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics, thus classifying the derivatives within Level 2 of the fair value hierarchy (see Note 16—Derivative Financial Instruments for additional information).

Note 14 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$57,518	$—	$57,518	$—
State and municipal obligations	39,566	—	39,566	—
Mortgage-backed securities	91,989	—	91,989	—
Corporate stocks	581	556	25	—
Total securities available for sale	$189,654	$556	$189,098	$—

Liabilities
Derivative financial instruments	$510	$—	$510	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$70,534	$—	$70,534	$—
State and municipal obligations	40,004	—	40,004	—
Mortgage-backed securities	84,440	—	84,440	—
Trust preferred (collateralized debt obligations)	2,034	—	—	2,034
Corporate stocks	362	337	25	—
Total securities available for sale	$197,374	$337	$195,003	$2,034

Liabilities
Derivative financial instruments	$635	$—	$635	$—

Note 14 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$120,019	$—	$120,019	$—
State and municipal obligations	41,556	—	41,556	—
Mortgage-backed securities	100,105	—	100,105	—
Trust preferred (collateralized debt obligations)	6,296	—	—	6,296
Corporate stocks	396	361	35	—
Total securities available for sale	$268,372	$361	$261,715	$6,296

Liabilities
Derivative financial instruments	$218	$—	$218	$—

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2011.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2011 is as follows:

Pooled Trust
(Dollars in thousands)	Preferred Securities

Fair value, January 1, 2011	$2,034
Change in unrealized loss recognized in other comprehensive income	95
Other-than-temporary impairment losses recognized in income	—
Sales	(2,129)
Transfers in and/or out of level 3	—
Fair value, March 31, 2011	$—

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at March 31, 2011	$—

Note 14 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$77,286	$—	$—	$77,286

Non-acquired:
Impaired loans	33,357	—	18,671	14,686
OREO	19,816	—	—	19,816

		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$69,317	$—	$—	$69,317

Non-acquired:
Impaired loans	33,740	—	18,525	15,215
OREO	17,264	—	—	17,264

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$32,076	$—	$—	$32,076

Non-acquired:
Impaired loans	30,080	—	20,282	9,798
OREO	9,319	—	9,319	—

Note 14 — Fair Value (continued)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011, December 31, 2010 and March 31, 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank stock and FHLB stock approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 21 regarding fair value.

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

FDIC Receivable for Loss Share Agreements — The fair value is estimated based on discounted future cash flows using current discount rates.

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

Note 14 — Fair Value (continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	March 31,		December 31,		March 31,
	2011		2010		2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$412,624	$412,624	$237,099	$237,099	$238,097	$238,097
Investment securities	233,207	233,666	237,912	238,121	310,956	311,664
Loans, net of allowance for loan losses, and loans held for sale	2,702,863	2,627,759	2,612,430	2,551,032	2,588,577	2,544,010
FDIC receivable for loss share agreements	303,795	221,456	212,103	212,103	277,158	277,158
Accrued interest receivable	12,003	12,003	11,711	11,711	15,880	15,880
Financial liabilities:
Deposits	3,319,550	3,331,789	3,004,148	3,014,795	2,995,114	3,008,077
Federal funds purchased and securities sold under agreements to repurchase	206,560	206,560	191,017	191,017	237,669	237,669
Other borrowings	46,587	46,587	46,978	46,978	62,929	55,671
Accrued interest payable	3,986	3,986	4,858	4,858	7,055	7,055
Off balance sheet financial instruments:
Commitments to extend credit	—	(16,528)	—	(13,787)	—	(9,651)
Standby letters of credit and financial guarantees	—	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The components of the change in other comprehensive income (loss) and the related tax effects were as follows:

	March 31,
	2011			2010
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in net unrealized gain on securities available for sale	$1,203	$(426)	777	$7,585	$(2,693)	$4,892
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	—	—	(5,586)	1,983	(3,603)
Less, reclassification adjustment for portion included in net income	—	—	—	5,586	(1,983)	3,603
Net noncredit portion of other-than-temporary impairment losses	—	—	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	125	(45)	80	(197)	70	(127)
Other comprehensive income	$1,328	$(471)	$857	$7,388	$(2,623)	$4,765

Note 15 — Accumulated Other Comprehensive Income (Loss) (continued)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized
		(Losses) Gains
		on Securities
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total

Balance at December 31, 2010	$(4,816)	$1,433	$(409)	$(3,792)
Change in net unrealized gain on securities available for sale	—	777	—	777
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	80	80
Balance at March 31, 2011	$(4,816)	$2,210	$(329)	$(2,935)

Note 16 — Derivative Financial Instruments

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, in the form of an interest rate swap (cash flow hedge). The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 15 to these financial statements. The only type of derivative currently used by the Company is an interest rate swap agreement.

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $329,000 and $127,000 for the three months ended March 31, 2011 and 2010, respectively. The Company recognized a $510,000 and a $218,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2011 and 2010, respectively. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2011 and 2010.

Note 16 — Derivative Financial Instruments (continued)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of March 31, 2011, SCBT was required to provide $150,000 of collateral. As of March 31, 2010, neither party was required to post any cash collateral.  Also, the Company has a netting agreement with the counterparty.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, N.A. (the “bank”), a national bank that opened for business in 1934.  We operate as NCBT, a division of the bank, in Mecklenburg County of North Carolina, Community Bank & Trust (“CBT”), a division of the bank, in northeast Georgia, and Habersham Bank (“Habersham”), a division of the bank, in northeast Georgia.  During the second quarter of 2011 and along with the system conversion of the operations of Habersham to our operating platform, the Georgia franchise will operate as CBT, a division of SCBT, N.A.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At March 31, 2011, we had approximately $4.0 billion in assets and 1,101 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010 and March 31, 2010.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Purchase and Assumption Agreement

On February 18, 2011, the Bank entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank, a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia.

Habersham Bank operates eight branches in the northeast region of Georgia. The Company acquired $359.9 million in total assets from the FDIC, including loans of $221.9 million, and $380.0 million in total liabilities, including $339.4 million in deposits, based on balances as recorded by Habersham as of February 18, 2011.

Pursuant to the P&A agreement, the Bank received a discount of $38.3 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the acquisition of Habersham is complete, however the fair values recorded are preliminary and subject to refinement for up to one year after the closing date of the acquisition. The Company recorded an acquisition gain in connection with the transaction during the three months ended March 31, 2011.  The impact of the purchase accounting adjustments in an FDIC-assisted deal is also integral to accurately assessing the impact of the acquired entity on the operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of Habersham Bank prior to the date of the combination. Therefore, pro forma financial information is not considered meaningful or currently possible for purposes of these consolidated financial statements. Please reference Note 4 — Mergers and Acquisitions in the unaudited condensed consolidated financial statements within PART I, Item 1 Financial Statements.

Private Placement

The Company entered into a Securities Purchase Agreement, effective as of February 18, 2011 (the “Purchase Agreement”), with accredited institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the “Private Placement”). The proceeds to the Company from the Private Placement were $34.7 million, net of approximately $315,000 in issuance costs. The Private Placement was completed on February 18, 2011 and was contingent on a successful bid for Habersham.

The Private Placement was made pursuant to the Purchase Agreement and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated there under. All purchasers in the Private Placement were accredited investors, as defined in Rule 501(a) of Regulation D.

Government Actions

For information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 51 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of March 31, 2011, December 31, 2010 and March 31, 2010, the balance of goodwill was $62.9 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first three months of 2011 was $30.10 per share, and the stock price closed on March 31, 2011 at $33.28, which is above book value and tangible book value.  In the event our stock were to trade below its book value at any time during the reporting period, we would perform an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2011, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.

For further discussion of the Company’s loan accounting and acquisitions, see Note 2—Summary of Significant Accounting Policies, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses.

Results of Operations

We reported consolidated net income available to common shareholders of $2.5 million, or diluted earnings per share (“EPS”) of $0.19, for the first quarter of 2011 as compared to consolidated net income available to common shareholders of $49.0 million, or diluted EPS of $3.86, in the comparable period of 2010.  This $46.5 million decrease was the net result of the following items:

•                  A decrease in pre-tax gains from FDIC-assisted acquisitions of Habersham to $5.5 million compared to the $98.1 million pre-tax gain from the acquisition of CBT in the first quarter of 2010;

•                  Increase in non-interest expenses by $1.6 million, with $1.0 million of this from the addition of Habersham; $2.4 million in salaries and benefits; $2.8 million related to OREO and loan related expenses; offset by a $3.2 million decline related to FHLB prepayment fee and a decline in merger related cost of $3.3 million; offset by

•                  Improved net interest income of $4.2 million due primarily to the improved yields of covered loans and reduced interest expense in both deposits and other borrowings;

•                  Improved provision for loan losses which decreased by $10.1 million over the comparable quarter as the non-covered SCBT loan portfolio loan losses declined by $11.4 million and the covered loan portfolio loan losses increased by $1.3 million, net of the expected reimbursement from the FDIC; and

•                  Improvement in non-interest income by $6.8 million, including securities gains/losses of $5.9 million, which result from losses recorded in the first quarter of 2010, and $604,000 from the addition of Habersham in the Georgia franchise.  This improvement excludes the gains on acquisition.

We believe our asset quality related to non-acquired loans continues to be at manageable levels despite the increase of nonperforming assets in total dollars to $90.8 million at March 31, 2011 from $86.5 million at year-end December 31, 2010, and from 63.2 million at March 31, 2010.  As a percentage of total assets (excluding covered assets) total nonperforming assets increased to

2.29% at March 31, 2011 compared to 1.72% at March 31, 2010.   Nonperforming assets not covered under FDIC loss share agreements increased 43.7% from the first quarter of 2010.  Net charge-offs as a percentage of average loans decreased to 1.53% in the first quarter of 2011 from 3.13% in the first quarter of 2010 and 1.71% in the fourth quarter of 2010.  The allowance for loan losses was 2.05% of total loans at March 31, 2011 compared to 1.90% at March 31, 2010, and 2.07% at December 31, 2010.  Our allowance provides 0.68 times coverage of nonperforming loans at March 31, 2011, lower from 0.77 times at March 31, 2010, and 0.69 times at December 31, 2010.    During the first quarter of 2011, our OREO not covered under FDIC loss share agreements increased by $10.5 million from the first quarter of 2010, and by $2.6 million from December 31, 2010.

Accounting for Acquired Loans

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired CBT loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was largely offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement.  Additionally, our estimates of loans with a reduction in estimated cash flows resulted in a $1.3 million provision for loan losses, net of the recovery from the FDIC under the loss share agreement.  Below are the specifics relative to the review of the acquired loan portfolio during the first quarter of 2011 and the related impact on the indemnification asset:

•                  The review of the performance of the CBT acquired loan portfolio resulted in a minor reduction in the overall loss expectation for these loans; however, there were significant changes within the accounting pools;

•                  Several pools experienced increased loss expectations that totaled approximately $26 million;

•                  The remaining pools experienced improved credit loss expectations totaling $36 million;

•                  Under the accounting model for acquired loans, a provision for loan losses of approximately $1.3 million (SCBT’s 5% loss share amount on $26.0 million), net of the FDIC reimbursement, was recorded for those pools where loss expectations increased;

•                  The $36 million in improved credit loss expectations was transferred into accretable yield and will be recognized prospectively over the expected remaining terms of the loan pools;

•                  As a result, there was approximately a $1.4 million increase in the loan yield for the quarter causing the rate on covered loans to reach 8.35% up from 6.35% in the prior quarter; and

•                  With the reduction in the credit loss expectations for certain pools (the $36 million), the impact on the receivable from the FDIC is a reduction in expected cash flows;

•                  The reduced cash flow on this asset caused accretion to turn negative in an amount which substantially offsets the interest income benefit above.

Compared to the first quarter of 2010, our loan portfolio has increased 5.8% to $2.8 billion, driven by growth in all loan categories except construction / land development, other income producing property and acquired loans.  Acquired loans grew by $127.5 million from the Habersham acquisition and CBT acquired loans declined by $106.4 million during the past year.  Excluding the acquisition of Habersham and the acquired loan portfolio, our loans grew by 8.0% or $173.1 million from the first quarter of 2010.  The largest increases within the non-acquired loan portfolio occurred in commercial owner occupied by $109.9 million, or 22.7%, consumer real estate by $47.1 million, or $16.4%, and home equity loans by $12.7 million, or 5.1%.  For the three months ended March 31, 2011, mortgage loans in the secondary market declined by $31.9 million as refinancing activity slowed and home sales slowed seasonally.

Non-taxable equivalent net interest income for the quarter increased 14.7%.  Non-taxable equivalent net interest margin increased by 28 basis points to 4.13% from the first quarter of 2010 of 3.85% and by 10 basis points from the most recent quarter December 31, 2010, due to improved expected cash flows of interest income on acquired loans over the expected remaining life of these loans and reduced interest expense on both time deposits and other borrowings.  Excess liquidity resulting from the FDIC-assisted acquisition of Habersham and continued gathering of core deposits continues to compress the net interest margin.  The effect (reduction) on our net interest margin was estimated to be 29 basis points during the first quarter of 2011 compared to 19 basis points in the fourth quarter of 2010.  Our quarterly efficiency ratio decreased to 70.1% compared to 74.8% in the fourth quarter of 2010.  The decrease in the efficiency ratio reflects higher noninterest income from the gain on the Habersham acquisition and improved interest income while expenses remained relatively flat.

Diluted EPS decreased to $0.19 for the first quarter of 2011 from $3.86 for the comparable period in 2010.  Basic EPS decreased to $0.19 for the first quarter of 2011 from $3.89 for the comparable period in 2010.  The decrease in both diluted and basic

EPS reflects the decrease in noninterest income from the pre-tax gain from the FDIC-assisted acquisition on CBT in 2010 compared to the pre-tax gain from the FDIC-assisted acquisition of Habersham in 2011, which declined by $92.6 million on a pre-tax basis.

	Three Months Ended
	March 31,
Selected Figures and Ratios	2011	2010

Return on average assets (annualized)	0.27%	5.72%
Return on average equity (annualized)	2.94%	56.93%
Return on average tangible equity (annualized)*	4.15%	71.89%
Dividend payout ratio **	424.00%	142.65%
Equity to assets ratio	9.24%	9.13%
Average shareholders’ equity (in thousands)	$347,176	$336,314

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the change in dividend payout ratio below.

•                  For the three months ended March 31, 2011, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same quarter in 2010.  The decrease was driven by a 94.9% decline in net income available to common shareholders from the comparable quarter in 2010 and an increase in average assets due to the acquisition of Habersham.

•                  Dividend payout ratio increased to 424.0% for the three months ended March 31, 2011 compared with 121.6% for the three months ended December 31, 2010 and 142.7% for the three months ended March 31, 2010.  The increase in the ratio reflects the lower net income in the fourth quarter of 2010 generated by the net result of an increase in the provision for loan losses, an increase in noninterest expense related to OREO and loan related expenses and the addition of CBT, offset by an increase in net interest income, and an increase in noninterest income due to the acquisition of CBT and within legacy SCBT.   We pay cash dividends on common shares out of earnings generated in the preceding quarter; therefore, the dividend payout ratio is calculated by dividing total dividends paid during the first quarter of 2011 by the total net income reported in the fourth quarter of 2010.

•                  Equity to assets ratio increased to 9.24% at March 31, 2011 compared with 9.18% at December 31, 2010 and 9.13% at March 31, 2010.  The increase in the equity to assets ratio reflects an 8.1% increase in assets as a result of the Habersham acquisition compared to the 9.3% increase in equity as a result of the private placement and Habersham acquisition.

•                  Average shareholders’ equity increased $10.9 million, or 3.2%, from first quarter ended March 31, 2010 driven by the increase in shareholders’ equity related to the private placement and the gain on the Habersham acquisition.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Return on average tangible equity (non-GAAP)	4.15%	71.89%
Effect to adjust for intangible assets	-1.21%	-14.96%
Return on average equity (GAAP)	2.94%	56.93%

Adjusted average shareholders’ equity (non-GAAP)	$274,112	$265,001
Average intangible assets	73,064	71,313
Average shareholders’ equity (GAAP)	$347,176	$336,314

Adjusted net income (non-GAAP)	$2,807	$49,183
Amortization of intangibles	(446)	(349)
Tax effect	155	127
Net income (GAAP)	$2,516	$48,961

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin grew from the first quarter of 2010 and from the fourth quarter of 2010.  This increase resulted from improved yields of covered loans and reduced interest expense in both deposits and other borrowings.  The improved yield was substantially offset by the negative accretion on the indemnification asset recognized in noninterest income, from reduced cash flows under the loss share agreements.  Management utilized $38.3 million in excess liquidity to pay down FHLB advances acquired in the Habersham acquisition.  TE net interest margin increased by 11 basis points from the quarter ended December 31, 2010 and by 29 basis points from the first quarter of 2010.  Non-TE and TE net interest margin decreased by 7 basis points and 6 basis points, respectively, from the quarter ended September 30, 2009.

SCBT remained in an excess liquidity position during the first quarter of 2011, which had the effect of dampening the net interest margin by an estimated 29 basis points compared to 19 basis points for the fourth quarter of 2010.  The improvement in link quarter net interest margin was also the result of reducing the pricing of funding faster than the decline in interest earning assets.  The yield earned on interest earning assets declined by 10 basis points from the end of 2010, while the rate on interest bearing liabilities declined by 23 basis points.  While the average balance of total loans - nonacquired (excluding mortgage loans held for sale) increased $72.4 million from the first quarter of 2010 and by $30.1 million from the fourth quarter of 2010, the rate earned on these assets declined by 3 basis points.

Net interest income increased from the first quarter of 2010 and was driven primarily by reduced yield on interest bearing liabilities including deposits and other borrowings.  Certificates of deposit average rate declined by 54 basis points compared to the same quarter one year ago, and declined by 30 basis points from the fourth quarter of 2010.  The result was a decline in interest expense of $2.2 million.  Non-TE net interest income increased from the first quarter of 2010 as a result of a volume increase in interest-earning assets to more than offset the 6 basis point decrease in the average yield.  Loan volume was up and partially offset by investment securities.  The increase in interest income was $2.1 million driven by the increase in loan volume from both the Habersham acquisition and organic loan growth.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Non-TE net interest income	$32,846	$28,631
Non-TE yield on interest-earning assets	4.94%	5.00%
Non-TE rate on interest-bearing liabilities	0.90%	1.29%
Non-TE net interest margin	4.13%	3.85%
TE net interest margin	4.18%	3.89%

Non-TE net interest income increased $4.2 million, or 14.7%, in the first quarter of 2011 compared to the same period in 2010.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 6.9% to $3.2 billion in the first quarter of 2011 compared to the same period last year due largely to the acquisition of Habersham.

•                  Non-TE yield on interest-earning assets for the first quarter of 2011 decreased 6 basis points from the comparable period in 2010, and decreased by 10 basis points from the fourth quarter of 2010.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the first quarter of 2011 decreased 39 basis points from the same period in 2010, and increased by 23 basis points compared to the fourth quarter of 2010.  The decrease since the first quarter of 2010 and the fourth quarter 2010 is a reflection of the impact of average yields on certificates of deposits repricing lower and the payoff of FHLB advances during the first quarter of 2010.

•                  TE net interest margin increased by 29 basis points in the first quarter of 2011, compared to the first quarter of 2010.  Compared to the fourth quarter of 2010, TE net interest margin increased by 11 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $152.1 million, or 5.8%, at March 31, 2011 as compared to the same period in 2010.  Loans covered under FDIC loss share agreements decreased by $21.0 million.  The increase from the addition of loans covered under the loss share agreement in the Habersham acquisition was offset by the decline in CBT loans covered under the loss share agreement.  Non-covered loans or legacy SCBT loans increased by $173.1 million, or 8.0%, at March 31, 2011 as compared to the same period in 2010.  The increase was driven by loan growth in commercial owner occupied loans of $109.9 million, consumer real estate loans of $47.1 million, commercial non-owner occupied of $24.4 million, home equity loans of $12.7 million, other loans of $10.2 million, consumer non-real estate of $7.2 million, and commercial and industrial of $3.1 million.  Offsetting the growth were reductions in construction and land development loans of $39.4 million and other income producing property of $2.0 million.

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2011	Total	2010	Total	2010	Total
Loans covered under loss share agreements	$417,796	15.1%	$321,038	12.3%	$438,807	16.8%
Loans not covered under loss share agreements:
Commercial non-owner occupied real estate:
Construction and land development	403,149	14.6%	422,041	16.1%	442,566	16.9%
Commercial non-owner occupied	318,597	11.5%	306,381	11.7%	294,147	11.3%
Total commercial non-owner occupied real estate	721,746	26.1%	728,422	27.8%	736,713	28.2%
Consumer real estate:
Consumer owner occupied	334,849	12.1%	322,637	12.3%	287,788	11.0%
Home equity loans	263,331	9.5%	263,994	10.1%	250,651	9.6%
Total consumer real estate	598,180	21.6%	586,631	22.4%	538,439	20.6%
Commercial owner occupied real estate	593,363	21.5%	565,155	21.6%	483,450	18.5%
Commercial and industrial	206,348	7.5%	202,987	7.8%	203,296	7.8%
Other income producing property	131,909	4.8%	124,431	4.8%	133,949	5.1%
Consumer non real estate	73,464	2.7%	67,768	2.6%	66,259	2.5%
Other	23,299	0.7%	20,806	0.7%	13,136	0.4%
Total loans not covered under loss share agreements	2,348,309	84.9%	2,296,200	87.7%	2,175,242	83.2%
Total loans (net of unearned income)	$2,766,105	100.0%	$2,617,238	100.0%	$2,614,049	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets.  During 2010 and the first quarter of 2011, we acquired loans covered under FDIC loss share agreements that equate to 14.1% of the total loan portfolio.  Due to the addition of covered loans, the percentage of all the other loan categories decreased even though most loan portfolio’s increased in dollars, such as commercial owner-occupied, consumer owner occupied loans and home equity loans.  Non-covered commercial non-owner occupied real estate loans represented 26.1% of total loans as of March 31, 2011, a decrease from 28.2% of total loans at the end of the same period for 2010 and 27.8% of total loans at year ended December 31, 2010.  At March 31, 2011, non-covered construction and land development loans represented 14.6% of our total loan portfolio, a decrease from 16.9% of our total loan portfolio at March 31, 2010.  At March 31, 2011, non-covered construction and land development loans consisted of $246.4 million in land and lot loans and $156.7 million in construction loans, which represented 10.5% and 6.7%, respectively, of our total non-covered loan portfolio.  At December 31, 2010, non-covered construction and land development loans consisted of $253.0 million in land and lot loans and $169.4 million in construction loans, which represented 11.0% and 7.4%, respectively, of our total non-covered loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Average total loans	$2,666,581	$2,487,843
Interest income on total loans	36,828	34,052
Non-TE yield	5.58%	5.55%

Interest earned on loans increased $2.7 million, or 7.8%, in the first quarter of 2011 compared to the first quarter of 2010.  Some key highlights for the quarter ended March 31, 2011 are outlined below:

•                  Our non-TE yield on total loans increased 3 basis points during the first quarter of 2011 while average total loans increased 7.2%, as compared to the first quarter of 2010.  The increase in average total loans was a result of the growth in both non-covered loans and covered loans, as we acquired Habersham during the first quarter of 2011.  The covered loan portfolio effective yield improved due to improved cash flows and reduced credit loss expectations.  This resulted in a yield of 8.12%, compared to approximately 5.1% one year ago.

•                  Loans covered under loss share agreements had a balance of $417.8 million at the end of the first quarter of 2011 compared to $438.8 million in 2010.

•                  Construction and land development loans decreased $39.4 million, or 8.9%, to $403.1 million from the ending balance at March 31, 2011.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved.

•                  Commercial non-owner occupied loans increased $24.4 million, or 8.3%, to $318.6 million from the ending balance at March 31, 2010.

•                  Consumer real estate loans increased $59.7 million, or 11.1%, to $598.2 million from the ending balance at March 31, 2011.  The increase resulted from a $47.0 million, or 16.4%, in consumer owner occupied loans and a $12.7 million, or 5.1%, increase in home equity lines of credit (“HELOCs”) from the balance at March 31, 2010.

•                  Commercial owner occupied loans increased $109.9 million, or 22.7%, to $593.4 million from the ending balance at March 31, 2010.

•                  Other income producing property loans decreased $2.0 million, or 1.5%, to $131.9 million from the ending balance at March 31, 2010.

•                  Consumer non real estate loans increased $7.2 million, or 10.9%, to $73.5 million from the ending balance at March 31, 2010.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $304.8 million which has helped keep our non-TE yield up even as interest rates have declined since March 31, 2010.

The balance of mortgage loans held for sale decreased $26.2 million from December 31, 2010 to $19.3 million at March 31, 2011 as compared to the balance of mortgage loans held for sale at March 31, 2010 of $12.1 million.  This decrease from the end of the year primarily reflects the seasonality of home buying in the first quarter of the year and modest rise in mortgage interest rates.  The increase over the prior year is a reflection of increased customer demand for mortgage refinancing that has resulted from the low interest rates in the mortgage market which was more predominant during the last half of 2010.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2011, the composition of the portfolio changed somewhat from the composition at March 31, 2010.  At March 31, 2011, investment securities totaled $233.2 million, compared to $237.9 million at December 31, 2010 and $311.0 million at March 31, 2010.  The decrease in investment securities was primarily the result of the sale of $44.7 million in securities during the fourth quarter of 2010 and resulted in average and period-end balances decreasing by 12.0% and 25.0%, respectively, from March 31, 2010.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Average investment securities	$247,984	$281,885
Interest income on investment securities	2,074	2,779
Non-TE yield	3.32%	4.00%

Interest earned on investment securities decreased 25.4% in the first quarter of 2011 compared to the first quarter of 2010.  The decrease resulted from a 12.0% decrease in balances of average investment securities resulting largely from the sale of $44.7 million in GSE debt, mortgage-backed securities, and seven of the eight pooled trust preferred securities in the fourth quarter of 2010, and maturing or called securities that were purchased in higher interest rate environments.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at March 31, 2011 had fair market values that, on a net basis, exceeded their book values and result in an unrealized gain.  During the first quarter of 2011, we sold our position in MMCAPs I A, our remaining trust preferred security (collateralized debt obligations) for a realized loss of $194,000.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2011:

			Other	Other-Than-
	Amortized	Fair	Comprehensive	Temporary			BB or
(Dollars in thousands)	Cost	Value	Income	Impairment *	AAA - A	BBB	Lower	Not Rated
March 31, 2011:
Government-sponsored enterprises debt	$56,987	$57,518	$531	$—	$56,987	$—	$—	$—
State and municipal obligations	58,418	59,755	1,337	—	54,833	2,415	—	1,170
Mortgage-backed securities **	90,186	91,990	1,804	—	—	—	—	—
Equity securities	443	581	138	—	—	—	—	443
	$206,034	$209,844	$3,810	$—	$111,820	$2,415	$—	$1,613

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

At March 31, 2011, we had twenty-nine securities available for sale in an unrealized loss position, which totaled $611,000.

During the first quarter of 2011 as compared to the first quarter of 2010, the total number of securities with an unrealized loss position increased by five securities, while the total dollar amount of the unrealized loss decreased by $225,000.

All securities available for sale in an unrealized loss position as of March 31, 2011 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability and intent to hold these securities within the portfolio until the maturity or until the value recovers.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2011.  As of March 31, 2011, the investment in FHLB stock represented approximately $15.9 million, or 0.4% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the third quarter of 2010, the FHLB redeemed approximately $1.1 million of our investment, at par value.

•                  We have reviewed the assessments by rating agencies, which concluded that debt ratings are unlikely to change and that the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support.

•                  The unrealized losses related to the securities owned by the FHLBs are manageable given the capital levels of these organizations.

•                  All of the FHLBs are meeting their debt obligations.

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past eight consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 0.79% on March 29, 2011 related to the fourth quarter 2010.

•                  Subsequent to March 31, 2011, the FHLB also redeemed $1.6 million of our FHLB stock at par value on April 8, 2011.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of March 31, 2011 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Average interest-bearing liabilities	$2,886,572	$2,689,819
Interest expense	6,409	8,573
Average rate	0.90%	1.29%

The average balance of interest-bearing liabilities increased in the first quarter of 2011 compared to the first quarter of 2010.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits.  Overall, we experienced a 39 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended March 31, 2011 grew 12.9% from the same period in 2010.

•                  Interest-bearing deposits grew 6.9% to $2.7 billion at March 31, 2011 from the period end balance at March 31, 2010, resulting largely from a $216.7 million, or 8.0%, increase related to the CBT acquisition.  Excluding the acquisition, interest-bearing deposits decreased by $41.0 million resulting largely from the increase in money market deposits of $220.7 million, and offset by decreases in both small and large denomination CDs by a total of $313.5 million.

•                  The average rate on transaction and money market account deposits for the three months ended March 31, 2011 decreased 4 basis points from the comparable period in 2010, which contributed to a decrease of $554,000 in interest expense for the first quarter of 2011.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $373.3 million to $1.3 billion at March 31, 2011 compared to the same quarter in 2010.

•                  Average certificates and other time deposits decreased 10.5%, down $131.5 million from the average balance in the first quarter of 2010.  Interest expense on certificates and other time deposits decreased $2.0 million mainly as a result of a 54 basis point decrease in the interest rate for the three months ended March 31, 2011 as compared to the same period in 2010.

•                  Other borrowings decreased 66.7%, down $97.9 million from the average balance in the first quarter of 2010.  We repaid the entire balance of FHLB advances near the end of the first quarter of 2010.  We also repaid the subordinated term loan in the fourth quarter of 2010.

•                  A decline in interest rates contributed significantly to a $2.2 million, or 0.9%, reduction in interest expense on average interest-bearing liabilities for the three months ended March 31, 2011 from the comparable period in 2010.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $115.7 million, or 27.3%, to $539.3 million in the first quarter of 2011 compared to $423.6 million at March 31, 2010.  From the fourth quarter of 2010, average noninterest-bearing deposits grew $44.8 million, or 9.1%.  Excluding deposits acquired in the Habersham acquisition, period end noninterest-bearing deposits increased $88.0 million, or 19.2%, from the balance at March 31, 2010.

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

Loans acquired in the CBT and Habersham acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses.  Our initial estimates of credit losses on loans acquired in the Habersham acquisition continue to be adequate, and there is no evidence of additional credit deterioration that would require additional loan loss reserves as of March 31, 2011.  We established a loan loss reserve of $25.8 million on four CBT loan pools due to evidence of additional credit deterioration, subsequent to initial fair valuation. Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio. As we determine that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011			2010
	Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Total *
Balance at beginning of period	$47,512	$—	$47,512	$37,488
Loans charged-off	(9,322)	—	(9,322)	(17,370)
Recoveries of loans previously charged off	625	—	625	501
Net charge-offs	(8,697)	—	(8,697)	(16,869)
Provision for loan losses on non-acquired loans	9,349	25,833	35,182	20,778
Benefit attributable to FDIC loss share agreements	—	(24,541)	(24,541)	—
Total provision for loan losses charged to operations	9,349	1,292	10,641	20,778
Provision for loan losses recorded through the FDIC loss share receivable	—	24,541	24,541	—
Balance at end of period	$48,164	$25,833	$73,997	$41,397

Total non-acquired loans:
At period end	$2,348,309			$2,175,242
Average	2,310,586			2,185,190
As a percentage of average non-acquired loans (annualized):
Net charge-offs	1.53%			3.13%
Provision for loan losses	1.64%			3.86%
Allowance for loan losses as a percentage of period end non-acquired loans	2.05%			1.90%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	68.44%			76.89%

* As of March 31, 2010, there was no allowance for loans covered under loss share agreements.

The provision for loan losses as a percent of average non-acquired loans reflects an increase due primarily to the increase in our nonperforming assets during the first quarter of 2011 compared to the same quarter in 2010.  Forty-five percent of the charge-off amount for the first quarter of 2011 is comprised of 10 loans ranging from approximately $209,000 to $1.0 million.  The remainder of the charge-offs were less than $209,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 51.2% or $4.5 million were construction and land development loans, 8.4% or $728,000 were commercial owner-occupied loans, 19.9% or $1.7 million were consumer owner-occupied loans (including home equity loans), 1.7% or $151,000 were commercial and industrial loans, 13.9% or $1.2 million were commercial non-owner occupied loans, and 4.2% or $365,000 were other income producing property loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout certain regions of the Southeast.  Excluding covered assets, nonperforming loans increased by $1.2 million during the first quarter compared to the fourth quarter of 2010.  The ratio of the ALLL to cover these loans decreased from 77% at March 31, 2010 to 68% at March 31, 2011.

We increased the ALLL compared to the first quarter of 2010 due to the increase in risk within the overall loan portfolio.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased $7.9 million and $2.7 million compared to the balance at March 31, 2010 and at December 31, 2010, respectively.

The historical loss rates on an overall basis increased from March 31, 2010 due to the increase in loan losses in the first quarter of 2011 when compared to the removal of much lower historical loss rates in our rolling averages.  This resulted in an increase of 55 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the fourth quarter of 2010, the increase was 11 basis points.

Economic risk decreased by 2 basis points during the first quarter of 2011 as compared to 2010 due to the decline in unemployment and improved home sales.  Compared to the fourth quarter of 2010, we reduced the factor related to unemployment by 1 basis point.

Model risk declined 1 basis point compared to the first quarter of 2010, and was the same as the fourth quarter of 2010.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over two and a half years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has declined by 20 basis points during the first quarter of 2011 compared to the first quarter of 2010, and by 2 basis points from the fourth quarter of 2010.   This improvement was due primarily to the decrease in 30-89 days past due loans, improved level of classified assets, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and supervisory loan to value exceptions given the increase in capital thus far in 2011.

On a specific reserve basis, the allowance for loan losses decreased by $2.1 million from December 31 2010, and decreased by approximately $1.2 million from March 31, 2010.  The loan balances being evaluated for specific reserves grew from $32.6 million at March 31, 2010 to $49.7 million at March 31, 2011.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

In terms of the conditions and how the allowance has changed since December 31, 2010, we continue to build the allowance for loan losses by increasing the provision for loan losses faster than the net charge offs recorded.  Offsetting these increases are declines in the 30-89 days past due level and improvement in classified assets.

During the three months ended March 31, 2011, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with NPAs covered under FDIC loss share agreements.  The table below summarizes our NPAs.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2011	2010	2010	2010	2010

Nonaccrual loans (1)	$58,870	$62,661	$66,964	$75,313	$53,730
Accruing loans past due 90 days or more	339	118	319	582	107
Restructured loans	11,168	6,365	3,479	—	—
Total nonperforming loans	70,377	69,144	70,762	75,895	53,837
Other real estate owned (“OREO”) (2)	19,816	17,264	15,657	9,803	9,319
Other nonperforming assets (3)	575	50	12	159	19
Total nonperforming assets excluding covered assets	90,768	86,458	86,431	85,857	63,175
Covered OREO	77,286	69,317	47,365	31,750	32,076
Other covered nonperforming assets	308	19	9	34	—
Total nonperforming assets including covered assets	$168,362	$155,794	$133,805	$117,641	$95,251

Excluding Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.83%	3.74%	3.80%	3.84%	2.89%
Total NPAs as a percentage of total assets	2.29%	2.41%	2.39%	2.37%	1.98%
Total NPLs as a percentage of total loans (4)	3.00%	3.01%	3.13%	3.41%	2.47%

Including Covered Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	5.88%	5.76%	4.97%	4.38%	3.59%
Total NPAs as a percentage of total assets	4.25%	4.33%	3.70%	3.25%	2.60%
Total NPLs as a percentage of total loans (4)	2.54%	2.64%	2.69%	2.87%	2.06%

(1) Loans covered under loss share agreements that were acquired in the CBT acquisition are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 2—Summary of Significant Accounting Policies.) Excludes the loans covered under loss agreements that are contractually past due 90 days or more totaling $110.7 million, $93.6 million, $102.9 million, $105.8 million, and $141.0 million as of March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively, including the valuation discount.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the loans covered by loss share agreements, total nonaccrual loans, including restructured loans, were $70.0 million, or 3.00% of total loans, an increase of $16.5 million, or 30.7%, from March 31, 2010. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans of $11.4 million and an increase in consumer nonaccrual loans of $4.9 million.  Excluding covered properties, OREO increased $10.5 million from March 31, 2010.

Nonaccrual non-acquired loans and restructured loans increased by approximately $1.0 million during the first quarter of 2011 from the level at December 31, 2010.  This was the result of three large loans moving into nonaccrual status totaling $9.8 million.  This increase is offset by both charge offs and transfers to OREO through the foreclosure process as seen in the table above.

At March 31, 2011, non-covered OREO increased by $2.6 million from December 31, 2010.  At March 31, 2011, non-covered OREO consisted of 72 properties with an average value of $275,000 an increase of $28,000 from December 31, 2010, when we had 70 properties.  In the first quarter of 2011, we added 19 properties with an aggregate value of $7.9 million into non-covered OREO, and we sold 17 properties with a basis of $3.0 million in that same quarter.  We recorded a net loss of $45,000 for the quarter.  Our non-covered OREO balance of $19.8 million, at March 31, 2011, is comprised of 10% in the Low Country region, 19% in the

Georgetown/Myrtle Beach region, 38% in the Beaufort (Hilton Head) region, 13% in the Charlotte region and 11% in the Upstate (Greenville) region.

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

Potential Problem Loans

Potential problem loans (excluding covered loans), which are not included in nonperforming loans, amounted to approximately $12.8 million, or 0.55%, of total non-covered loans outstanding at March 31, 2011, compared to $28.7 million, or 1.32%, of total non-covered loans outstanding at March 31, 2010 and compared to $19.6 million, or 0.85% of total non-covered loans outstanding at December 31, 2010.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Gain on acquisition	$5,528	$98,081
Service charges on deposit accounts	5,030	4,523
Bankcard services income	2,659	1,799
Trust and investment services income	1,249	784
Mortgage banking income	863	844
Securities gains	323	—
Total other-than-temporary impairment losses	—	(5,586)
Portion of impairment losses recognized in other comprehensive loss	—	—
Net impairment losses recognized in earnings	—	(5,586)
Accretion on FDIC indemnification asset	(401)	369
Other	622	807
Total noninterest income	$15,873	$101,621

Noninterest income decreased 84.4% in the first quarter of 2011 as compared to the same period in 2010.  The quarterly decrease in total noninterest income primarily resulted from the following:

•                  The pre-tax gain from the FDIC-assisted acquisition of Habersham was $5.5 million compared to the $98.1 million pre-tax gain from the FDIC-assisted acquisition of CBT in the first quarter of 2010.

•                  Service charges on deposit accounts increased $507,000, primarily resulting from a $430,000 increase in legacy SCBT service charges, due primarly to a larger number of accounts.

•                  Bankcard services income increased 47.8%, largely driven by an increase in debit card and surcharge ATM income from legacy SCBT.  Legacy SCBT bankcard services income increased 44.9%, or $807,000, due primarly to a larger customer base than in 2010.

•                  Trust and investment services income increased 59.3%, mostly driven by a $400,000 increase in investment services fees generated from legacy SCBT, due to additional wealth management personnel and a larger customer base.

•                  Securities gains of $517,000 from the sale of most of the securities acquired in the Habersham transaction were partially offset by $194,000 loss resulting from the sale of the MMCAPs I A security, the Company’s only remaining pooled trust preferred collateralized debt obligation.

•                  No impairment losses were recognized in earnings during the first quarter of 2011, compared to the same quarter in 2010, when a $5.6 million impairment loss was recorded.

•                  Accretion on the FDIC indemnification asset decreased $770,000, resulting from a decrease in expected cash flows.  The decrease in expected cash flows was driven by improvement in the cash flows in certain loan pools during the quarter.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Salaries and employee benefits	$16,646	$13,753
Net occupancy expense	2,576	2,373
OREO expense and loan related	2,533	(270)
Information services expense	2,341	2,371
Furniture and equipment expense	1,957	1,636
FDIC assessment and other regulatory charges	1,479	1,323
Advertising and marketing	909	587
Business development and staff related	805	807
Amortization of intangibles	446	349
Professional fees	433	557
Federal Home Loan Bank advances prepayment fee	—	3,189
Merger-related expense	609	3,908
Other	3,490	1,997
Total noninterest expense	$34,224	$32,580

Noninterest expense increased 5.1% in the first quarter of 2011 as compared to the same period in 2010.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 17.7%, driven mainly by $2.4 million increase in legacy SCBT expenses.

•                  OREO expense and loan related expense increased 1,038.1%, mostly driven by a $1.9 million increase in writedowns of legacy SCBT property to appraised values during the first quarter of 2011 and a gain on a property sold in legacy SCBT during the first quarter of 2010.

•                  Furniture and equipment expense increased by 19.6%, driven primarily by the depreciation on furniture and equipment purchased from the FDIC related to the CBT acquisition in April of 2010.

•                  Advertising and marketing expense increased 54.6%, driven largely by a $197,000, or 62.9%, increase in advertising expense and a $123,000, or 39.0%, increase in public relations expense.

•                  Other expense increased 70.6%, driven mainly by $1.4 million increase in legacy SCBT expenses.

•                  Partially offsetting these increases were decreases in merger-related expenses of 84.4%, or $3.3 million, and a decline of $3.2 million related to the FHLB prepayment fee paid in the first quarter of 2010.

Income Tax Expense

Our effective income tax rate decreased to 34.7% for at March 31, 2011, as compared to 36.3% at March 31, 2010.  The lower effective tax rate in 2011 is attributable to lower pre-tax earnings driven by the $5.5 million pre-tax acquisition gain recorded on the Habersham acquisition in comparison to the $98.1 million pre-tax acquisition gain recorded on the CBT acquisition.  This causes tax exempt income to become a greater proportion of net income than last year.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends and additional common equity raised during 2011.  As of March 31, 2011, shareholders’ equity was $366.0 million, an increase of $36.1 million, or 10.9%, from $330.0 million at December 31, 2010, and an increase of $31.3 million or 9.3% from $334.8 at March 31, 2010.  The increase in shareholders’ equity largely resulted from $34.7 million proceeds from the Private Placement during the first quarter of 2011.  Our equity-to-assets ratio increased to 9.24% at March 31, 2011 from 9.18% at the end of the fourth quarter of 2010 and 9.13% at the end of the comparable period of 2010.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
Capital Adequacy Ratios	2011	2010	2010

Tier 1 risk-based capital	13.35%	13.34%	13.51%
Total risk-based capital	14.62%	14.60%	15.42%
Tier 1 leverage	9.04%	8.48%	8.94%

Compared to December 31, 2010, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratio have increased due primarily to the impact of the proceeds from the Private Placement and the gain related to the FDIC-assisted acquisition of Habersham, and the relatively modest growth of risk weighted assets.  Compared to March 31, 2010, our Tier 1 risk-based capital ratio has decreased primarily due to the increase in assets resulting from the Habersham acquisition as well as other organic loan growth.  Total risk-based capital ratio has decreased due to the increase in assets and the impact of repaying $14.8 million of subordinated indebtedness that qualified as total capital.  Tier 1 leverage ratio increased as compared to March 31, 2010 due primarily to the impact of the capital raise and the gain related to the FDIC-assisted acquisition of Habersham, and the relatively modest growth of average risk weighted assets.

These fluctuations are consistent with what management expected given the CBT and Habersham acquisitions.  The Tier 1 leverage ratio covers the average assets from the Habersham acquisition for approximately half of the first quarter, therefore this ratio is expected to decline.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

On February 18, 2011, we acquired Habersham Bank in an FDIC-assisted deal which provided approximately $91.3 million in cash and cash equivalents.  Deposits in the amount of $340.0 million were also assumed. Of this amount, $76.2 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $264.4 million of total deposits, or 77.6%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $68.4 million in run-off of time deposit account balances between the acquisition date and March 31, 2011.  Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

The FDIC-assisted acquisition of Habersham and the subsequent sale of most of the investment securities was the largest contributing factor in the increase in our liquidity position at March 31, 2011 from our position at March 31, 2010.  On February 18, 2011, we acquired $31.9 million in cash and cash equivalents, excluding cash paid by the FDIC to consummate the acquisition, as well as $60.9 million of investment securities.  Total cash received from the FDIC was $59.4 million which included $20.1 million paid to our Bank to compensate for the liabilities assumed in excess of assets acquired and the $38.3 million asset discount bid.  We received $59.4 million in cash from the FDIC on February 22, 2011 and recorded a $938,000 payable to the FDIC which will be a part of the final settlement with the FDIC later in 2011.  We have sold most of the acquired investment securities subsequent to the acquisition date; and recorded a gain of approximately $517,000 during the first quarter of 2011 related to interest rate changes.  The remaining securities provide periodic cash flows in the form of principal and interest payments.

security of $1.0 million was called on February 19, 2010 at par.  The remaining securities provide periodic cash flows in the form of principal and interest payments.

Excluding the Habersham acquisition, our legacy SCBT loan portfolio increased by approximately $173.1 million, or about 8.0%.  We also increased our liquidity position in February 2011 with the sale of 1,129,032 shares of our common stock in the Private Placement, resulting in net proceeds of $34.7 million.  Total cash and cash equivalents were $412.6 million at March 31, 2011 as compared to $237.1 million at December 31, 2010 and $238.1 million at March 31, 2010.

At March 31, 2011 and 2010, we had no brokered deposits.  Total deposits increased $324.4 million, or 10.8%, to $3.3 billion resulting primarily from the Habersham acquisition; excluding Habersham, total deposits increased $47.0 million, or 1.6%.  Excluding Habersham, we increased our noninterest-bearing deposit balance by $88.0 million, or 19.2%, at March 31, 2011 as compared to the balance at March 31, 2010.  Federal funds purchased and securities sold under agreements to repurchase decreased $31.1 million, or 13.1%, from the balance at March 31, 2010; and increased $15.5 million, or 8.1%, from the balance at December 31, 2010.  Other borrowings declined by $16.3 million, or 26.0%, from March 31, 2010 due primarily to the repayment of the $15.0 million subordinated term loan.  During the first quarter of 2011, we repaid the FHLB $38.3 million for the FHLB advances acquired in the FDIC-assisted acquisition of Habersham.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results.  Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our bank’s federal funds sold position, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity.  At March 31, 2011, our bank had total federal funds credit lines of $244.0 million with no outstanding advances.  If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2011, our bank had $53.8 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2011, our bank had a total FHLB credit facility of $209.5 million with total outstanding letters of credit consuming $136.3 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan incorporates several potential stages based on liquidity levels.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  The Bank maintains various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our Bank would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our Bank.  This could increase our Bank’s cost of funds, impacting net interest margins and net interest spreads.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2011, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $92.1 million at March 31, 2011.  Based on these criteria, we had five such credit concentrations at March 31, 2011, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), and loans to lessors of residential buildings, loans to physicians (except mental health specialists).

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010,  and the following:

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

•                  Regulatory change risk resulting from new laws, rules, regulations, prescribed practices or ethical standards, including changes related to the Dodd-Frank Act;

•                  Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

•                  Reputation risk that adversely affects earnings or capital arising from negative public opinion;

•                  Terrorist activities risk that result in loss of consumer confidence and economic disruptions;

•                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of CBT and Habersham, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2011 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q and risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	4,189	*	$32.72	—	147,872
February 1 - February 28	—		—	—	147,872
March 1 - March 31	—		—	—	147,872

Total	4,189			—	147,872

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 2.1	Purchase and Assumption Agreement, dated February 18, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 25, 2011)

Exhibit 10.1	Securities Purchase Agreement, dated February 8, 2011, by and among the Registrant and the accredited institutional investors named therein

Exhibit 10.2	Registration Rights Agreement, dated February 8, 2011, by and among the Registrant and the accredited institutional investors named therein

Exhibit 10.3	Employment and Non-competition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2011)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2011	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 10, 2011	/s/ Donald E. Pickett
Donald E. Pickett
Executive Vice President and
Chief Financial Officer

Date: May 10, 2011	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 2.1	Purchase and Assumption Agreement, dated February 18, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 25, 2011)

Exhibit 10.1	Securities Purchase Agreement, dated February 8, 2011, by and among the Registrant and the accredited institutional investors named therein

Exhibit 10.2	Registration Rights Agreement, dated February 8, 2011, by and among the Registrant and the accredited institutional investors named therein

Exhibit 10.3	Employment and Non-competition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2011)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer