Form 10-Q
period 2011-06-30
SCBT FINANCIAL CORP
filed 2011-08-09
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2011
Common Stock, $2.50 par value	13,995,219

SCBT Financial Corporation and Subsidiary

June 30, 2011 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$87,319	$83,449	$72,574
Interest-bearing deposits with banks	1,088	416	182
Federal funds sold and securities purchased under agreements to resell	160,660	153,234	114,269
Total cash and cash equivalents	249,067	237,099	187,025
Investment securities:
Securities held to maturity (fair value of $19,834, $20,150 and $20,584, respectively)	19,100	19,941	20,092
Securities available for sale, at fair value	209,956	197,374	251,644
Other investments	20,427	20,597	22,181
Total investment securities	249,483	237,912	293,917
Loans held for sale	17,956	42,704	22,724
Loans:
Acquired	367,491	321,038	413,549
Non-acquired	2,405,613	2,296,200	2,227,442
Less allowance for loan losses	(61,875)	(47,512)	(46,167)
Loans, net	2,711,229	2,569,726	2,594,824
FDIC receivable for loss share agreements	299,200	212,103	265,890
Other real estate owned (covered of $74,591, $69,317, and $31,750, respectively; and non-covered of $24,900, $17,264, and $9,803, respectively)	99,491	86,581	41,553
Premises and equipment, net	90,529	87,381	84,206
Goodwill	62,888	62,888	62,888
Other assets	60,092	58,397	65,619
Total assets	$3,839,935	$3,594,791	$3,618,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$598,112	$484,838	$465,594
Interest-bearing	2,607,716	2,519,310	2,546,273
Total deposits	3,205,828	3,004,148	3,011,867
Federal funds purchased and securities sold under agreements to repurchase	187,550	191,017	177,281
Other borrowings	46,275	46,978	62,557
Other liabilities	29,177	22,691	32,338
Total liabilities	3,468,830	3,264,834	3,284,043
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 13,987,686, 12,793,823 and 12,773,855 shares issued and outstanding	34,969	31,985	31,935
Surplus	231,640	198,647	197,305
Retained earnings	105,799	103,117	105,115
Accumulated other comprehensive income (loss)	(1,303)	(3,792)	248
Total shareholders’ equity	371,105	329,957	334,603
Total liabilities and shareholders’ equity	$3,839,935	$3,594,791	$3,618,646

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$40,994	$35,994	$77,824	$70,167
Investment securities:
Taxable	1,741	2,740	3,598	5,254
Tax-exempt	235	164	450	429
Federal funds sold and securities purchased under agreements to resell	361	214	714	466
Total interest income	43,331	39,112	82,586	76,316
Interest expense:
Deposits	4,661	7,077	10,378	14,132
Federal funds purchased and securities sold under agreements to repurchase	142	184	302	337
Other borrowings	527	691	1,059	2,056
Total interest expense	5,330	7,952	11,739	16,525
Net interest income	38,001	31,160	70,847	59,791
Provision for loan losses	4,215	12,509	14,856	33,287
Net interest income after provision for loan losses	33,786	18,651	55,991	26,504
Noninterest income:
Gains on acquisitions	—	—	5,528	98,081
Service charges on deposit accounts	5,615	5,582	10,645	10,105
Bankcard services income	3,045	2,348	5,704	4,147
Trust and investment services income	1,525	1,187	2,774	1,971
Mortgage banking income	1,125	1,267	1,988	2,111
Securities gains	10	—	333	—
Other-than-temporary impairment losses	—	(675)	—	(6,261)
Accretion on FDIC indemnification asset	(3,133)	567	(3,534)	936
Other	605	752	1,227	1,559
Total noninterest income	8,792	11,028	24,665	112,649
Noninterest expense:
Salaries and employee benefits	18,016	15,263	34,662	29,016
OREO expense and loan related	2,777	825	5,310	555
Net occupancy expense	2,346	1,907	4,922	4,280
Information services expense	2,503	2,157	4,845	4,528
Furniture and equipment expense	2,181	1,937	4,139	3,573
FDIC assessment and other regulatory charges	1,255	1,227	2,734	2,550
Merger-related expense	598	964	1,207	4,872
Advertising and marketing	289	1,028	1,198	1,615
Amortization of intangibles	505	432	951	781
Professional fees	501	616	934	1,173
Federal Home Loan Bank advances prepayment fee	—	—	—	3,189
Other	4,077	2,628	8,370	5,432
Total noninterest expense	35,048	28,984	69,272	61,564
Earnings:
Income before provision for income taxes	7,530	695	11,384	77,589
Provision for income taxes	2,612	120	3,950	28,053
Net income	$4,918	$575	$7,434	$49,536
Earnings per common share:
Basic	$0.36	$0.05	$0.55	$3.93
Diluted	$0.35	$0.05	$0.55	$3.90
Dividends per common share	$0.17	$0.17	$0.34	$0.34
Weighted-average common shares outstanding:
Basic	13,805	12,612	13,500	12,599
Diluted	13,886	12,738	13,582	12,713

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2011 and 2010

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	49,536	—	49,536
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	6,153	6,153
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(523)	(523)
Total comprehensive income								55,166
Cash dividends declared at $.34 per share	—	—	—	—	—	(4,336)	—	(4,336)
Employee stock purchases	—	—	5,294	13	129	—	—	142
Stock options exercised	—	—	11,782	30	196	—	—	226
Restricted stock awards	—	—	22,698	57	(57)	—	—	—
Common stock repurchased	—	—	(5,452)	(14)	(184)	—	—	(198)
Share-based compensation expense	—	—	—	—	784	—	—	784
Balance, June 30, 2010	—	$—	12,773,855	$31,935	$197,305	$105,115	$248	$334,603
Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income:
Net income	—	—	—	—	—	7,434	—	7,434
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	2,557	2,557
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(68)	(68)
Total comprehensive income								9,923
Cash dividends declared at $.34 per share	—	—	—	—	—	(4,752)	—	(4,752)
Employee stock purchases	—	—	5,540	14	161	—	—	175
Stock options exercised	—	—	11,550	29	184	—	—	213
Restricted stock awards	—	—	52,680	132	(132)	—	—	—
Common stock repurchased	—	—	(4,939)	(13)	(146)	—	—	(159)
Share-based compensation expense	—	—	—	—	909	—	—	909
Common stock issued in private placement offering	—	—	1,129,032	2,822	32,017	—	—	34,839
Balance, June 30, 2011	—	$—	13,987,686	$34,969	$231,640	$105,799	$(1,303)	$371,105

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,434	$49,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,093	4,316
Provision for loan losses	14,856	33,287
Deferred income taxes	(105)	(3,884)
Other-than-temporary impairment on securities	—	6,261
Gain on sale of securities	(333)	—
Gain on acquisition	(5,528)	(98,081)
Share-based compensation expense	909	784
Loss on disposal of premises and equipment	48	36
Federal Home Loan Bank advances prepayment fee	—	3,189
Accretion on FDIC indemnification asset	3,534	(918)
Accretion on loans covered under FDIC loss share agreements	(6,526)	2,337
Net amortization of investment securities	689	358
Net change in:
Loans held for sale	24,747	(5,161)
Accrued interest receivable	1,377	2,379
Prepaid assets	2,559	1,835
FDIC loss share receivable	(3,213)	—
Accrued interest payable	(2,682)	(3,931)
Accrued income taxes	1,381	24,929
Miscellaneous assets and liabilities	6,332	(136)
Net cash provided by operating activities	50,572	17,136
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	52,282	—
Proceeds from maturities and calls of investment securities held to maturity	840	1,445
Proceeds from maturities and calls of investment securities available for sale	40,670	49,083
Proceeds from sales of other investment securities	3,396	49
Purchases of investment securities available for sale	(43,568)	(24,685)
Purchases of other investment securities	(630)	—
Net increase in customer loans	(22,379)	(5,234)
Net cash received from acquisition	91,281	306,298
Purchases of premises and equipment	(7,889)	(4,497)
Proceeds from sale of premises and equipment	2	—
Net cash provided by investing activities	114,005	322,459
Cash flows from financing activities:
Net decrease in deposits	(138,970)	(101,277)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(5,618)	13,992
Repayment of FHLB advances	(38,338)	(166,027)
Common stock issuance	35,014	142
Common stock repurchased	(159)	(198)
Dividends paid on common stock	(4,751)	(4,336)
Stock options exercised	213	226
Net cash used in financing activities	(152,609)	(257,478)
Net increase in cash and cash equivalents	11,968	82,117
Cash and cash equivalents at beginning of period	237,099	104,908
Cash and cash equivalents at end of period	$249,067	$187,025

Supplemental Disclosures:
Cash paid for:
Interest	$13,445	$16,277
Income taxes	$2,540	$6,324

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $16,002 and $11,587, respectively; and non-covered of $8,696 and $11,684, respectively)	$24,698	$23,271

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield).  The Company records a discount on these loans at acquisition to record them at their realizable cash flows.  In accordance with FASB ASC Topic 310-30, the Company aggregated loans that have common risk characteristics into pools within the following loan categories:  commercial loans greater than or equal to $1 million, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay.

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

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial investment in the loans should be accreted into interest income on a level-yield basis over the life of the loan.  Decreases in cash flows expected to be collected should be recognized as impairment through the provision for loan losses.  The FDIC indemnification asset will be adjusted in a similar, consistent manner with increases and decreases in expected cash flows, through the income statement in non-interest income.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in expansive changes in many areas affecting the financial services industry in general and the Company in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing any shortfall falling to banks with more than $10.0 billion in assets. Provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities (“TRUPs”) as Tier 1 capital beginning in 2013. One third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as the Company, may continue to count their pre-May 19, 2010, TRUPs as Tier 1 capital, but may not issue new capital TRUPs. The Dodd-Frank Act also requires new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, the price controls may affect institutions with less than $10 billion in assets, such as the Bank, which could be pressured by the marketplace to lower their own interchange rates.  We believe that regulations promulgated under the Dodd-Frank Act also will ultimately impose significant new compliance costs associated with the new regulations.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.  On July 21, 2011, the Federal Reserve’s Final Rule repealing Regulation Q, which prohibited Federal Reserve banks from paying interest on demand deposits, became effective.  As a result of this repeal, our Bank may incur increased interest costs for funding in the form of interest payments on demand deposit accounts.

Note 3 — Recent Accounting and Regulatory Pronouncements (continued)

Effective December 31, 2010, SCBT adopted certain of the key provisions of Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. The new and amended disclosures in the ASU were effective December 31, 2010, and are included in Note 6 Loans and Allowance for Loan Losses. The disclosure for the activity in the allowance for credit losses for each period became effective for the first quarter of 2011.  In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a TDR, both for purposes of recording impairment and disclosing TDRs. A restructuring of a credit arrangement constitutes a TDR if the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs will be applied prospectively beginning in the third quarter of 2011. The related disclosures which were previously deferred will be required for the interim reporting period ending September 30, 2011. The impact of adoption for SCBT is the inclusion of additional disclosures in SCBT’s consolidated financial statements.

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

Note 4 — Mergers and Acquisitions (continued)

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham as a part of the P&A agreement. However, the Bank had the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expired on May 19, 2011. On May 19, 2011, the Bank notified the FDIC that it planned to acquire four bank facilities with an appraised value of approximately $6.7 million. In addition, the Bank notified the FDIC that it plans to purchase approximately $362,000 of furniture or equipment related to five locations being retained by the Bank. The Bank will settle this purchase along with other settlement items identified no later than February 17, 2012, and currently has a payable of $4.3 million as of June 30, 2011. These five banking facilities include both leased and owned locations. In June of 2011, the Bank closed 3 bank branches and converted the operating system of the acquired Georgia franchise.

As of June 30, 2011, there have been no adjustments or changes to the initial fair values related to the Habersham acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of Habersham prior to the date of the combination.

As of June 30, 2011, noninterest income included a pre-tax gain of $5.5 million which resulted from the acquisition of Habersham. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of Habersham prior to the acquisition. The Company recognized $598,000 and $1.2 million in merger-related expense during the three months and six months ended June 30, 2011.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of February 18, 2011, as recorded by Habersham on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by Habersham	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$31,924	$(4)	$31,920	$—		$31,920
Investment securities	65,018	(3,582)	61,436	(566	)(a)	60,870
Loans	212,828	9,039	221,867	(94,414	)(b)	127,453
Premises and equipment	16,915	(16,915)	—	—		—
Intangible assets	—	—	—	3,262	(c)	3,262
FDIC receivable for loss sharing agreement	—	—	—	87,418	(d)	87,418
Other real estate owned and repossessed assets	42,024	(616)	41,408	(26,915	)(e)	14,493
Other assets	14,446	(11,227)	3,219	—		3,219
Total assets	$383,155	$(23,305)	$359,850	$(31,215)		$328,635

Liabilities
Deposits:
Noninterest-bearing	$76,205	$(5)	$76,200	$—		$76,200
Interest-bearing	263,246	—	263,246	1,203	(f)	264,449
Total deposits	339,451	(5)	339,446	1,203		340,649
Other borrowings	39,433	(6)	39,427	344	(g)	39,771
Other liabilities	2,819	(1,710)	1,109	—		1,109
Total liabilities	381,703	(1,721)	379,982	1,547		381,529
Net assets acquired over liablities assumed	$1,452	$(21,584)	$(20,132)	$(32,762)		$(52,894)
Excess of assets acquired over liabilities assumed	$1,452	$(21,584)	$(20,132)
Aggregate fair value adjustments				$(32,762)

Cash received from the FDIC						$59,360
Cash due to FDIC						(938)
Total						58,422
Gain on acquisition (noninterest income)						$5,528

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

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A agreement. However, on October 27, 2010, the Bank acquired seven bank facilities with an appraised value of approximately $10.9 million. In addition, the Bank purchased approximately $700,000 of furniture or equipment related to 27 locations retained by the Bank.   In late May and early June of 2010, the Bank closed 10 bank branches, 1 trust office, and converted the operating system of the acquired Georgia franchise.

There were no adjustments or changes to the initial fair values related to the CBT acquisition within the one year time frame from the date of acquisition.  The purchase accounting adjustments and the loss sharing arrangement with the FDIC will significantly impact the effects of the acquired entity on the ongoing operations of the Company.

For the year ended December 31, 2010, noninterest income included a pre-tax gain of $98.1 million as a result of the acquisition of CBT. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of CBT prior to the acquisition. The Company recognized $5.5 million in merger-related expense during the twelve months ended December 31, 2010.

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

(h)—Adjustment reflects the fair value of leases assumed.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2011:
State and municipal obligations	$19,100	$734	$—	$19,834

December 31, 2010:
State and municipal obligations	$19,941	$227	$(18)	$20,150

June 30, 2010:
State and municipal obligations	$20,092	$506	$(14)	$20,584

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2011:
Government-sponsored enterprises debt *	$57,729	$1,085	$—	$58,814
State and municipal obligations	38,893	1,621	(137)	40,377
Mortgage-backed securities **	106,968	3,427	(19)	110,376
Corporate stocks	255	139	(5)	389
	$203,845	$6,272	$(161)	$209,956
December 31, 2010:
Government-sponsored enterprises debt *	$69,854	$844	$(164)	$70,534
State and municipal obligations	39,749	680	(425)	40,004
Mortgage-backed securities **	83,045	1,752	(357)	84,440
Trust preferred (collateralized debt obligations)	2,324	—	(290)	2,034
Corporate stocks	256	106	—	362
	$195,228	$3,382	$(1,236)	$197,374
June 30, 2010:
Government-sponsored enterprises debt *	$111,383	$1,909	$(2)	$113,290
State and municipal obligations	40,495	1,330	(373)	41,452
Mortgage-backed securities **	85,789	4,998	—	90,787
Trust preferred (collateralized debt obligations)	5,883	—	(123)	5,760
Corporate stocks	285	89	(19)	355
	$243,835	$8,326	$(517)	$251,644

* - Government-sponsored enterprises holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored enterprises; there are no private-label holdings.

Note 5 — Investment Securities (continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2011:
Federal Reserve Bank stock	$6,617	$—	$—	$6,617
Federal Home Loan Bank stock	12,478	—	—	12,478
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,427	$—	$—	$20,427
December 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,278	—	—	13,278
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,597	$—	$—	$20,597

June 30, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	14,862	—	—	14,862
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$22,181	$—	$—	$22,181

The Company has determined that the investment in Federal Reserve Bank stock and FHLB stock is not other than temporarily impaired as of June 30, 2011 and ultimate recoverability of the par value of these investments is probable.  See “Other Investments” under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$5	$5
Due after one year through five years	662	671	6,438	6,513
Due after five years through ten years	5,778	6,003	52,925	54,007
Due after ten years	12,660	13,160	144,477	149,431
	$19,100	$19,834	$203,845	$209,956

Note 5 — Investment Securities (continued)

Information pertaining to the Company’s securities available for sale with gross unrealized losses at June 30, 2011, December 31, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
State and municipal obligations	$55	$3,927	$82	$913
Mortgage-backed securities	19	7,910	—	—
Corporate stocks	5	20	—	—
	$79	$11,857	$82	$913

December 31, 2010:
Securities Held to Maturity
State and municipal obligations	$18	$3,050	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$164	$26,138	$—	$—
State and municipal obligations	229	12,402	196	1,350
Mortgage-backed securities	357	31,547	—	—
Trust preferred (collateralized debt obligations)	—	—	290	2,034
	$750	$70,087	$486	$3,384

June 30, 2010:
Securities Held to Maturity
State and municipal obligations	$—	$—	$14	$808

Securities Available for Sale
Government-sponsored enterprises debt	$2	$2,574	$—	$—
State and municipal obligations	55	2,563	319	4,322
Trust preferred (collateralized debt obligations)	—	—	122	2,450
Corporate stocks	19	150	—	—
	$76	$5,287	$441	$6,772

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010

Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$338,288	391,987	$422,866
Commercial non-owner occupied	306,698	320,203	308,980
Total commercial non-owner occupied real estate	644,986	712,190	731,846
Consumer real estate:
Consumer owner occupied	367,910	325,470	307,398
Home equity loans	263,667	263,961	251,951
Total consumer real estate	631,577	589,431	559,349
Commercial owner occupied real estate	669,223	578,587	502,795
Commercial and industrial	215,901	202,987	212,863
Other income producing property	133,152	124,431	126,004
Consumer	80,072	67,768	63,133
Other loans	30,702	20,806	31,452
Total non-acquired loans	2,405,613	2,296,200	2,227,442
Less, allowance for loan losses	(48,180)	(47,512)	(46,167)
Non-acquired loans, net	$2,357,433	$2,248,688	$2,181,275

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate—junior lien, home equity, consumer, commercial and industrial, and single pay.  Substantially all of the acquired loans are covered under FDIC loss share agreements.

Note 6 — Loans and Allowance for Loan Losses (continued)

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

	June 30, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Acquired loans:
Commercial loans greater than or equal to $1 million	$25,740	$40,994	$66,734
Commercial real estate	37,035	47,893	84,928
Commercial real estate—construction and development	32,465	18,685	51,150
Residential real estate	53,119	61,919	115,038
Residential real estate—junior lien	1,265	1,314	2,579
Home equity	479	930	1,409
Consumer	8,281	3,440	11,721
Commercial and industrial	10,764	20,808	31,572
Single pay	2,031	329	2,360
Total acquired loans	$171,179	$196,312	$367,491
Less, allowance for loan losses	(13,695)	—	(13,695)
Acquired loans, net	$157,484	$196,312	$353,796

	December 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Acquired loans:
Commercial loans greater than or equal to $1 million	$32,744	$51,544	$84,288
Commercial real estate	21,302	45,326	66,628
Commercial real estate—construction and development	15,262	17,050	32,312
Residential real estate	45,299	42,246	87,545
Residential real estate—junior lien	2,100	1,573	3,673
Home equity	496	1,023	1,519
Consumer	5,879	5,036	10,915
Commercial and industrial	10,821	13,921	24,742
Single pay	9,156	260	9,416
Total acquired loans	$143,059	$177,979	$321,038

Note 6 — Loans and Allowance for Loan Losses (continued)

	June 30, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Acquired loans:
Commercial loans greater than or equal to $1 million	$48,441	$55,821	$104,262
Commercial real estate	28,913	51,869	80,782
Commercial real estate—construction and development	29,967	19,497	49,464
Residential real estate	62,241	48,217	110,458
Residential real estate—junior lien	2,172	2,167	4,339
Home equity	645	1,199	1,844
Consumer	9,501	7,795	17,296
Commercial and industrial	12,649	16,615	29,264
Single pay	15,069	771	15,840
Total acquired loans	$209,598	$203,951	$413,549

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired and non-impaired at the acquisition date for Habersham (February 18, 2011) are as follows:

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

Note 6 — Loans and Allowance for Loan Losses (continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired and non-impaired as of June 30, 2011, December 31, 2010, and June 30, 2010 - refined are as follows:

	June 30, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$378,806	$317,924	$696,730
Non-accretable difference	(173,183)	(63,997)	(237,180)
Cash flows expected to be collected	205,623	253,927	459,550
Accretable yield	(34,444)	(57,615)	(92,059)
Carrying value	$171,179	$196,312	$367,491

	December 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$301,080	$303,153	$604,233
Non-accretable difference	(140,723)	(97,788)	(238,511)
Cash flows expected to be collected	160,357	205,365	365,722
Accretable yield	(17,298)	(27,386)	(44,684)
Carrying value	$143,059	$177,979	$321,038

	June 30, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$421,213	$322,513	$743,726
Non-accretable difference	(208,981)	(102,054)	(311,035)
Cash flows expected to be collected	212,232	220,459	432,691
Accretable yield	(2,634)	(16,508)	(19,142)
Carrying value	$209,598	$203,951	$413,549

Income on acquired loans that are not impaired at the acquisition date is recognized in the same manner as loans impaired at the acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The unpaid principal balance for acquired loans was $571.8 million at June 30, 2011, $519.2 million at December 31, 2010 and $694.5 million at June 30, 2010.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following are changes in the carrying value of acquired loans at the acquisition date during the periods ended June 30, 2011 and 2010:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	54,643	72,810	127,453
Reductions for payments and foreclosures	(26,523)	(54,477)	(81,000)
Change in the acquired allowance for loan losses	(13,695)	—	(13,695)
Balance, June 30, 2011	$157,484	$196,312	$353,796

Balance, December 31, 2009	$—	$—	$—
Fair value of acquired loans	233,236	226,229	459,465
Reductions for payments and foreclosures	(23,638)	(22,278)	(45,916)
Balance, June 30, 2010	$209,598	$203,951	$413,549

The following are changes in the carrying amount of accretable difference for purchased impaired and non-impaired loans for the period ended June 30, 2011:

Beginning balance December 31, 2010	$44,684
Addition from the Habersham acquisition	28,115
Interest income	(18,702)
Improved cash flows affecting nonaccretable difference	42,266
Other changes, net	(4,304)
Ending balance, June 30, 2011	$92,059

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

The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the portfolio when estimating the level of reserve required.  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

Note 6 — Loans and Allowance for Loan Losses (continued)

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades. To determine the reserve needed by loan pool, credit risk is assessed each quarter relative to grade, past due status, and accruing status of each loan with the loan pools. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 4—Mergers and Acquisitions.)

An aggregated analysis of the changes in allowance for loan losses for the three and six months ended June 30 is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended June 30, 2011:
Balance at beginning of period	$48,164	$25,833	$73,997
Loans charged-off	(4,770)	(11,850)	(16,620)
Recoveries of loans previously charged off	557	—	557
Net charge-offs	(4,213)	(11,850)	(16,063)
Provision for loan losses	4,229	(288)	3,941
Benefit attributable to FDIC loss share agreements	—	274	274
Total provision for loan losses charged to operations	4,229	(14)	4,215
Provision for loan losses recorded through the FDIC loss share receivable	—	(274)	(274)
Balance at end of period	$48,180	$13,695	$61,875

Three months ended June 30, 2010:
Balance at beginning of period	$41,397	$—	$41,397
Loans charged-off	(8,173)	—	(8,173)
Recoveries of loans previously charged off	434	—	434
Net charge-offs	(7,739)	—	(7,739)
Provision for loan losses	12,509	—	12,509
Balance at end of period	$46,167	$—	$46,167

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Six months ended June 30, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(14,092)	(11,850)	(25,942)
Recoveries of loans previously charged off	1,182	—	1,182
Net charge-offs	(12,910)	(11,850)	(24,760)
Provision for loan losses	13,578	25,545	39,123
Benefit attributable to FDIC loss share agreements	—	(24,267)	(24,267)
Total provision for loan losses charged to operations	13,578	1,278	14,856
Provision for loan losses recorded through the FDIC loss share receivable	—	24,267	24,267
Balance at end of period	$48,180	$13,695	$61,875

Six months ended June 30, 2010:
Balance at beginning of period	$37,488	$—	$37,488
Loans charged-off	(25,543)	—	(25,543)
Recoveries of loans previously charged off	935	—	935
Net charge-offs	(24,608)	—	(24,608)
Provision for loan losses	33,287	—	33,287
Balance at end of period	$46,167	$—	$46,167

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the three months ended June 30, 2011and June 30, 2010.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2011
Allowance for loan losses:
Balance, March 31, 2011	$14,130	$6,317	$7,976	$6,188	$4,477	$4,395	$3,187	$1,268	$226	$48,164
Charge-offs	(2,239)	(520)	(303)	(639)	(243)	(219)	(344)	(11)	(252)	(4,770)
Recoveries	141	18	7	178	33	30	—	47	103	557
Provision	1,516	456	677	674	136	93	246	224	207	4,229
Balance, June 30, 2011	$13,548	$6,271	$8,357	$6,401	$4,403	$4,299	$3,089	$1,528	$284	$48,180

Loans individually evaluated for impairment	$1,843	$634	$1,105	$—	$—	$—	$156	$293	$—	$4,031
Loans collectively evaluated for impairment	$11,705	$5,637	$7,252	$6,401	$4,403	$4,299	$2,933	$1,235	$284	$44,149

Loans:
Loans individually evaluated for impairment	$21,965	$12,963	$11,103	$2,450	$—	$1,114	$2,039	$—	$—	$51,634
Loans collectively evaluated for impairment	316,323	293,735	658,120	365,460	263,667	214,787	131,113	80,072	30,702	2,353,979

Total non-acquired loans	$338,288	$306,698	$669,223	$367,910	$263,667	$215,901	$133,152	$80,072	$30,702	$2,405,613

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2010
Allowance for loan losses:
Balance, March 31, 2010	$10,844	$6,002	$7,001	$5,313	$4,304	$3,891	$2,422	$1,287	$333	$41,397
Charge-offs	(3,630)	(490)	(917)	(810)	(533)	(598)	(780)	(69)	(346)	(8,173)
Recoveries	195	24	9	9	14	52	—	42	89	434
Provision	6,006	1,460	1,001	1,151	439	728	1,244	85	395	12,509
Balance, June 30, 2010	$13,415	$6,996	$7,094	$5,663	$4,224	$4,073	$2,886	$1,345	$471	$46,167

Loans individually evaluated for impairment	$3,940	$2,614	$293	$148	$—	$—	$698	$—	$—	$7,693
Loans collectively evaluated for impairment	$9,475	$4,382	$6,801	$5,515	$4,224	$4,073	$2,188	$1,345	$471	$38,474

Loans:
Loans individually evaluated for impairment	$30,800	$11,592	$5,791	$890	$—	$1,845	$3,799	$—	$—	$54,717
Loans collectively evaluated for impairment	392,066	297,388	497,004	306,508	251,951	211,018	122,205	63,133	31,452	2,172,725

Total non-acquired loans	$422,866	$308,980	$502,795	$307,398	$251,951	$212,863	$126,004	$63,133	$31,452	$2,227,442

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the six months ended June 30, 2011and June 30, 2010.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(6,777)	(1,756)	(1,032)	(1,953)	(754)	(448)	(843)	(116)	(413)	(14,092)
Recoveries	231	38	8	212	91	109	134	87	272	1,182
Provision	5,852	1,561	1,567	2,082	642	325	964	366	219	13,578
Balance, June 30, 2011	$13,548	$6,271	$8,357	$6,401	$4,403	$4,299	$3,089	$1,528	$284	$48,180

Loans individually evaluated for impairment	$1,843	$634	$1,105	$—	$—	$—	$156	$293	$—	$4,031
Loans collectively evaluated for impairment	$11,705	$5,637	$7,252	$6,401	$4,403	$4,299	$2,933	$1,235	$284	$44,149

Loans:
Loans individually evaluated for impairment	$21,965	$12,963	$11,103	$2,450	$—	$1,114	$2,039	$—	$—	$51,634
Loans collectively evaluated for impairment	316,323	293,735	658,120	365,460	263,667	214,787	131,113	80,072	30,702	2,353,979

Total non-acquired loans	$338,288	$306,698	$669,223	$367,910	$263,667	$215,901	$133,152	$80,072	$30,702	$2,405,613

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2010
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(9,292)	(1,064)	(1,892)	(2,569)	(1,537)	(7,033)	(1,296)	(200)	(660)	(25,543)
Recoveries	402	24	10	14	18	141	—	92	237	938
Provision	13,136	2,415	2,998	3,583	1,992	6,635	1,807	24	694	33,284
Balance, June 30, 2010	$13,415	$7,167	$7,094	$5,663	$4,224	$4,073	$2,886	$1,174	$471	$46,167

Loans individually evaluated for impairment	$3,940	$2,614	$293	$148	$—	$—	$698	$—	$—	$7,693
Loans collectively evaluated for impairment	$9,475	$4,553	$6,801	$5,515	$4,224	$4,073	$2,188	$1,174	$471	$38,474

Loans:
Loans individually evaluated for impairment	$30,800	$11,592	$5,791	$890	$—	$1,845	$3,799	$—	$—	$54,717
Loans collectively evaluated for impairment	392,066	297,388	497,004	306,508	251,951	211,018	122,205	63,133	31,452	2,172,725

Total non-acquired loans	$422,866	$308,980	$502,795	$307,398	$251,951	$212,863	$126,004	$63,133	$31,452	$2,227,442

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for the three months and six months ended June 30, 2011. As of June 30, 2010, no provision had been made for acquired loans.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

2011
Allowance for loan losses:
Balance, March 31, 2011	$19,084	$—	$—	$—	$462	$—	$—	$1,234	$5,053	$25,833
Charge-offs	(5,894)	—	—	—	(462)	—	—	(1,929)	(3,565)	(11,850)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable attibutable to FDIC loss share agreements	(2,277)	1,318	—	1,464		—	—	695	(1,488)	(288)
Benefit attributable to FDIC loss share agreements	2,163	(1,252)	—	(1,391)	—	—	—	(660)	1,414	274
Total provision for loan losses charged to operations	(114)	66	—	73	—	—	—	35	(74)	(14)
Provision for loan losses recorded through the FDIC loss share receivable	(2,163)	1,252	—	1,391	—	—	—	660	(1,414)	274
Balance, June 30, 2011	$10,913	$1,318	$—	$1,464	$—	$—	$—	$—	$—	$13,695

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$10,913	$1,318	$—	$1,464	$—	$—	$—	$—	$—	$13,695

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	66,734	84,928	51,150	115,038	2,579	1,409	11,721	31,572	2,360	367,491

Total acquired loans	$66,734	$84,928	$51,150	$115,038	$2,579	$1,409	$11,721	$31,572	$2,360	$367,491

Note 6 — Loans and Allowance for Loan Losses (continued)

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

2011
Allowance for loan losses:
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(5,894)	—	—	—	(462)	—	—	(1,929)	(3,565)	(11,850)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable attibutable to FDIC loss share agreements	16,807	1,318	—	1,464	462	—	—	1,929	3,565	25,545
Benefit attributable to FDIC loss share agreements	(15,966)	(1,252)	—	(1,391)	(439)	—	—	(1,833)	(3,387)	(24,267)
Total provision for loan losses charged to operations	841	66	—	73	23	—	—	96	178	1,278
Provision for loan losses recorded through the FDIC loss share receivable	15,966	1,252	—	1,391	439	—	—	1,833	3,387	24,267
Balance, June 30, 2011	$10,913	$1,318	$—	$1,464	$—	$—	$—	$—	$—	$13,695

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$10,913	$1,318	$—	$1,464	$—	$—	$—	$—	$—	$13,695

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	66,734	84,928	51,150	115,038	2,579	1,409	11,721	31,572	2,360	367,491

Total acquired loans	$66,734	$84,928	$51,150	$115,038	$2,579	$1,409	$11,721	$31,572	$2,360	$367,491

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

Note 6 — Loans and Allowance for Loan Losses (continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$246,610	$284,708	$296,425	$239,863	$258,698	$258,742	$586,151	$503,367	$423,843
Special mention	37,815	40,463	39,383	43,651	37,487	25,460	42,689	38,204	47,389
Substandard	53,863	66,816	87,005	23,184	24,018	24,555	40,383	36,785	31,559
Doubtful	—	—	53	—	—	223	—	231	4
	$338,288	$391,987	$422,866	$306,698	$320,203	$308,980	$669,223	$578,587	$502,795

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$202,111	$190,608	$202,639	$108,780	$101,441	$99,933	$1,383,515	$1,338,822	$1,281,582
Special mention	5,642	8,104	4,382	11,661	10,074	10,910	141,458	134,332	127,524
Substandard	8,148	4,275	5,842	12,711	12,872	15,076	138,289	144,766	164,037
Doubtful	—	—	—	—	44	85	—	275	365
	$215,901	$202,987	$212,863	$133,152	$124,431	$126,004	$1,663,262	$1,618,195	$1,573,508

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans at June 30:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$328,952	$289,168	$277,302	$247,862	$248,261	$239,278	$78,793	$66,775	$62,300
Special mention	20,040	17,919	10,402	9,657	7,794	6,392	778	532	349
Substandard	18,918	18,383	18,718	6,148	7,906	6,281	501	461	484
Doubtful	—	—	976	—	—	—	—	—	—
	$367,910	$325,470	$307,398	$263,667	$263,961	$251,951	$80,072	$67,768	$63,133

	Other			Consumer Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2011	2010	2010	2011	2010	2010

Pass	$30,702	$20,806	$31,452	$686,309	$625,010	$610,332
Special mention	—	—	—	30,475	26,245	17,143
Substandard	—	—	—	25,567	26,750	25,483
Doubtful	—	—	—	—	—	976
	$30,702	$20,806	$31,452	$742,351	$678,005	$653,934

The following table presents the credit risk profile by risk grade of total non-acquired loans at June 30:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
	2011	2010	2010

Pass	$2,069,824	$1,963,832	$1,891,914
Special mention	171,933	160,577	144,667
Substandard	163,856	171,516	189,520
Doubtful	—	275	1,341
	$2,405,613	$2,296,200	$2,227,442

At June 30, 2011, the aggregate amount of non-acquired substandard and doubtful loans totaled $163.9 million. When these loans are combined with non-acquired OREO of $24.9 million, our non-acquired classified assets (as defined by our primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”)) were $188.8 million. At December 31, 2010, the amounts were $171.8 million, $17.3 million, and $189.1 million, respectively. At June 30, 2010, the amounts were $190.9 million, $10.0 million, and $204.1 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following table presents the credit risk profile by risk grade of acquired loans, net of the related discount at June 30:

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million			Commercial Real Estate			Construction and Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$19,270	$26,395	$28,766	$30,114	$29,506	$38,093	$12,972	$11,897	$17,564
Special mention	9,548	10,317	15,053	14,142	10,048	13,894	5,685	3,218	5,836
Substandard	37,745	46,952	58,705	40,672	26,696	28,339	32,412	16,877	24,390
Doubtful	171	624	1,738	—	378	456	81	320	1,674
	$66,734	$84,288	$104,262	$84,928	$66,628	$80,782	$51,150	$32,312	$49,464

				Residential Real Estate—
	Residential Real Estate			Junior Lien			Home Equity
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$57,390	$42,807	$57,946	$1,659	$2,219	$2,838	$980	$1,069	$1,549
Special mention	15,686	10,470	12,566	66	93	100	224	156	213
Substandard	41,676	33,112	32,134	787	1,112	1,160	205	294	82
Doubtful	286	1,156	7,812	67	249	241	—	—	—
	$115,038	$87,545	$110,458	$2,579	$3,673	$4,339	$1,409	$1,519	$1,844

	Consumer			Commercial & Industrial			Single Pay
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$8,610	$7,401	$12,962	$16,014	$10,482	$15,487	$167	$258	$635
Special mention	825	528	829	3,749	3,389	3,127	62	65	—
Substandard	2,270	2,828	3,158	11,724	10,503	9,545	2,066	8,877	14,480
Doubtful	16	158	347	85	368	1,105	65	216	725
	$11,721	$10,915	$17,296	$31,572	$24,742	$29,264	$2,360	$9,416	$15,840

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

An aging analysis of past due loans, segregated by class for non-acquired loans, as of June 30, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$991	$468	$—	$1,459	$28,525	$308,304	$338,288
Commercial non-owner occupied	28	95	—	123	12,630	293,945	306,698
Commercial owner occupied	2,745	1,758	—	4,503	11,183	653,537	669,223

Consumer real estate:
Consumer owner occupied	1,139	208	—	1,347	8,344	358,219	367,910
Home equity loans	1,257	116	—	1,373	1,742	260,552	263,667

Commercial and industrial	600	112	7	719	1,482	213,700	215,901
Other income producing property	549	821	—	1,370	4,234	127,548	133,152
Consumer	375	45	—	420	130	79,522	80,072
Other loans	82	62	87	231	416	30,055	30,702
	$7,766	$3,685	$94	$11,545	$68,686	$2,325,382	$2,405,613

Note 6 — Loans and Allowance for Loan Losses (continued)

An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$3,304	$1,133	$—	$4,437	$28,390	$359,160	$391,987
Commercial non-owner occupied	779	240	—	1,019	10,073	309,111	320,203
Commercial owner occupied	1,063	453	—	1,516	13,056	564,015	578,587

Consumer real estate:
Consumer owner occupied	1,626	1,086	16	2,728	7,176	315,566	325,470
Home equity loans	725	79	14	818	2,517	260,626	263,961

Commercial and industrial	622	98	—	720	1,282	200,985	202,987
Other income producing property	806	103	18	927	6,356	117,148	124,431
Consumer	597	175	33	805	176	66,787	67,768
Other loans	35	16	37	88	—	20,718	20,806

	$9,557	$3,383	$118	$13,058	$69,026	$2,214,116	$2,296,200

An aging analysis of past due loans, segregated by class for non-acquired loans, as of June 30, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$2,037	$1,172	$—	$3,209	$37,612	$382,045	$422,866
Commercial non-owner occupied	888	556	—	1,444	11,875	295,661	308,980
Commercial owner occupied	1,589	51	507	2,147	8,846	491,802	502,795

Consumer real estate:
Consumer owner occupied	1,861	353	—	2,214	7,784	297,400	307,398
Home equity loans	427	230	—	657	334	250,960	251,951

Commercial and industrial	349	89	—	438	2,528	209,897	212,863
Other income producing property	144	416	28	588	6,023	119,393	126,004
Consumer	550	35	1	586	211	62,336	63,133
Other loans	—	—	—	—	100	31,352	31,452

	$7,845	$2,902	$536	$11,283	$75,313	$2,140,846	$2,227,442

Acquired loans that are past due continue to accrue accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

Note 6 — Loans and Allowance for Loan Losses (continued)

An aging analysis of past due loans, segregated by type for acquired loans as of June 30, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$714	$—	$25,513	$26,227	$—	$40,507	$66,734
Commercial real estate	2,398	5,864	13,952	22,214	—	62,714	84,928
Commercial real estate—construction and development	397	491	24,902	25,790	—	25,360	51,150
Residential real estate	3,378	1,454	15,999	20,831	—	94,207	115,038
Residential real estate—junior lien	186	3	341	530	—	2,049	2,579
Home equity	28	3	7	38	—	1,371	1,409
Consumer	467	178	655	1,300	—	10,421	11,721
Commercial and industrial	762	795	6,613	8,170	—	23,402	31,572
Single pay	4	2	1,928	1,934	—	426	2,360
	$8,334	$8,790	$89,910	$107,034	$—	$260,457	$367,491

An aging analysis of past due loans, segregated by type for acquired loans, as of December 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$3,993	$—	$30,220	$34,213	$—	$50,075	$84,288
Commercial real estate	1,067	458	14,240	15,765	—	50,864	66,629
Commercial real estate—construction and development	1,197	499	10,915	12,611	—	19,702	32,313
Residential real estate	2,508	1,397	20,077	23,982	—	63,563	87,545
Residential real estate—junior lien	165	59	863	1,087	—	2,586	3,673
Home equity	15	56	101	172	—	1,346	1,518
Consumer	614	323	1,303	2,240	—	8,675	10,915
Commercial and industrial	1,533	470	6,986	8,989	—	15,752	24,741
Single pay	—	—	8,900	8,900	—	516	9,416
	$11,092	$3,262	$93,605	$107,959	$—	$213,079	$321,038

An aging analysis of past due loans, segregated by type for acquired loans, as of June 30, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$804	$7,513	$36,455	$44,772	$—	$59,490	$104,262
Commercial real estate	4,075	3,181	15,521	22,777	—	58,005	80,782
Commercial real estate—construction and development	3,688	1,812	16,914	22,414	—	27,050	49,464
Residential real estate	7,120	4,960	20,577	32,657	—	77,801	110,458
Residential real estate—junior lien	484	8	638	1,130	—	3,209	4,339
Home equity	19	75	33	127	—	1,717	1,844
Consumer	1,135	635	1,526	3,296	—	14,000	17,296
Commercial and industrial	2,253	1,419	5,242	8,914	—	20,350	29,264
Single pay	150	41	10,800	10,991	—	4,849	15,840
	$19,728	$19,644	$107,706	$147,078	$—	$266,471	$413,549

Note 6 — Loans and Allowance for Loan Losses (continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment

June 30, 2011
Commercial real estate:
Construction and land development	$32,078	$14,773	$7,192	$21,965	$1,843	$22,523
Commercial non-owner occupied	16,923	6,537	6,426	12,963	634	11,956
Commercial owner occupied	12,780	4,838	6,265	11,103	1,105	10,925

Consumer real estate:
Consumer owner occupied	2,799	414	2,036	2,450	293	1,995
Home equity loans	—	—	—	—	—	—

Commercial and industrial	1,199	1,114	—	1,114	—	1,129
Other income producing property	2,244	1,622	417	2,039	156	2,596
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total impaired loans	$68,023	$29,298	$22,336	$51,634	$4,031	$51,124

December 31, 2010
Commercial real estate:
Construction and land development	$29,656	$13,362	$9,719	$23,081	$1,718	$20,338
Commercial non-owner occupied	12,902	5,824	5,124	10,948	1,444	8,752
Commercial owner occupied	11,279	5,353	5,394	10,747	830	8,913

Consumer real estate:
Consumer owner occupied	1,725	—	1,540	1,540	80	1,143
Home equity loans	—	—	—	—	—	—

Commercial and industrial	1,145	—	1,144	1,144	36	1,040
Other income producing property	4,402	2,246	907	3,153	28	2,477
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total impaired loans	$61,109	$26,785	$23,828	$50,613	$4,136	$42,663

June 30, 2010
Commercial real estate:
Construction and land development	$39,892	$11,663	$19,137	$30,800	$3,940	$24,198
Commercial non-owner occupied	12,607	3,912	7,680	11,592	2,614	9,074
Commercial owner occupied	6,380	2,970	2,821	5,791	293	6,435

Consumer real estate:
Consumer owner occupied	890	—	890	890	148	817
Home equity loans	—	—	—	—	—	—

Commercial and industrial	7,509	1,845	—	1,845	—	1,391
Other income producing property	4,236	1,018	2,781	3,799	698	2,800
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total impaired loans	$71,514	$21,408	$33,309	$54,717	$7,693	$44,715

Acquired loans are accounted for in pools as shown on page 16 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010

Commercial non-owner occupied real estate:
Construction and land development	$22,977	$27,207	$37,612
Commercial non-owner occupied	12,218	8,407	11,875
Total commercial non-owner occupied real estate	35,195	35,614	49,487
Consumer real estate:
Consumer owner occupied	6,309	6,865	7,784
Home equity loans	1,742	2,517	334
Total consumer real estate	8,051	9,382	8,118
Commercial owner occupied real estate	8,426	10,499	8,846
Commercial and industrial	1,482	1,282	2,528
Other income producing property	4,522	5,708	6,023
Consumer	130	176	211
Other loans	—	—	100
Restructured loans	10,880	6,365	—
Total loans on nonaccrual status	$68,686	$69,026	$75,313

At June 30, 2011 and, December 31, 2011, there were $3.3 million and $3.1 million, respectively, in non-acquired restructured loans that were still accruing contractual interest.  There were no non-acquired restructured loans that were still accruing contractual interest at June 30, 2010.

Note 7—Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the periods ended June 30, 2011 and June 30, 2010:

(Dollars in thousands)

Balance, December 31, 2010	$212,103
FDIC loss share receivable recorded for Habersham agreement	87,418
Increase in expected losses on indemnified assets	24,268
Claimable losses on OREO covered under loss share agreements	8,829
Reimbursable expenses claimed	6,489
Accretion of discounts and premiums, net	(3,534)
Reimbursements from FDIC	(36,373)
Balance, June 30, 2011	$299,200

(Dollars in thousands)

Balance, December 31, 2009	$—
FDIC loss share receivable recorded for CBT agreement	276,789
Accretion of discounts and premiums, net	936
Reimbursements from FDIC	(11,835)
Balance, June 30, 2010	$265,890

Note 7—Receivable from FDIC for Loss Share Agreements (continued)

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At June 30, 2011, the Company estimated that $76.2 million was currently receivable from the FDIC.  Subsequent to June 30, 2011, the Company received payments of $18.4 million, including reimbursable expenses.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at June 30, 2011 and June 30, 2010:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Additions, net	16,002	8,696	24,698
Writedowns	(3,104)	—	(3,104)
Sold	(5,262)	(17,915)	(23,177)

Balance, June 30, 2011	$24,900	$74,591	$99,491

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2009	$3,102	$—	$3,102
Acquired in CBT Acquisition	—	25,876	25,876
Additions	11,587	11,684	23,271
Writedowns	(733)	—	(733)
Sold	(4,153)	(5,810)	(9,963)

Balance, June 30, 2010	$9,803	$31,750	$41,553

The covered OREO above is covered pursuant to the FDIC loss share agreements which are discussed in Note 2—Mergers and Acquisition, and is presented net of the related fair value discount.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010

Certificates of deposit	$1,016,851	$1,129,892	$1,276,085
Interest-bearing demand deposits	1,302,199	1,186,260	1,072,842
Demand deposits	598,112	484,838	465,594
Savings deposits	258,571	202,054	194,749
Other time deposits	30,095	1,104	2,597
Total deposits	$3,205,828	$3,004,148	$3,011,867

The aggregate amounts of time deposits in denominations of $100,000 or more at June 30, 2011, December 31, 2010, and June 30, 2010 were $462.4 million, $530.8 million and $593.7 million, respectively.  In July of 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At June 30, 2011 and December 31, 2010, SCBT had $174.3 million and $177.5 million in certificates of deposits greater than $250,000, respectively.  The Company did not have brokered certificates of deposit at June 30, 2011, December 31, 2010, and June 30, 2010.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2011.

The components of net periodic pension expense recognized during the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Service cost	$—	$—	$—	$—
Interest cost	274	270	548	540
Expected return on plan assets	(400)	(377)	(800)	(754)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	137	65	274	130
Net periodic pension expense (benefit)	$11	$(42)	$22	$(84)

The Company contributed $228,000 and $456,000 to the pension plan for the three and six months ended June 30, 2011 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2011	2010	2011	2010
Basic earnings per share:
Net income	$4,918	$575	$7,434	$49,536

Weighted-average basic shares	13,805	12,612	13,500	12,599
Basic earnings per share	$0.36	$0.05	$0.55	$3.93

Diluted earnings per share:
Net income	$4,918	$575	$7,434	$49,536

Weighted-average basic shares	13,805	12,612	13,500	12,599
Effect of dilutive securities	81	126	82	114
Weighted-average dilutive shares	13,886	12,738	13,582	12,713
Diluted earnings per share	$0.35	$0.05	$0.55	$3.90

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Number of shares	254,264	96,110	253,214	121,842
Range of exercise prices	$26.01 - $40.99	$31.10 - $40.99	$26.01 - $40.99	$31.10 - $40.99

Note 12 — Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Stock Options

With the exception of non-qualified stock options granted to directors under the 1999 and 2004 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than one year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within one year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant.  No options were granted under the 1999 plan after January 2, 2004, and the plan is closed other than for any options still unexercised and outstanding.  The 2004 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 661,500 shares registered under the 2004 plan.

Note 12 — Share-Based Compensation (continued)

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2011	386,207	$29.02
Granted	25,142	32.46
Exercised	(11,550)	18.46
Expired/Forfeited	(1)	11.39
Outstanding at June 30, 2011	399,798	29.54	4.93	$797

Exercisable at June 30, 2011	316,870	28.96	3.99	$777

Weighted-average fair value of options granted during the year	$11.85

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2011	2010

Dividend yield	2.20%	2.00%
Expected life	6 years	6 years
Expected volatility	44%	50%
Risk-free interest rate	2.37%	2.73%

As of June 30, 2011, there was $833,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.55 years as of June 30, 2011.  The total fair value of shares vested during the six months ended June 30, 2011 was $448,000.

Restricted Stock

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.  Restricted stock grants to employees typically “cliff vest” after four years.  On occasion, grants of restricted stock will “cliff vest” over a longer period, such as seven or ten years.  Grants to non-employee directors typically vest within a 12-month period.

Note 12 — Share-Based Compensation (continued)

Nonvested restricted stock for the six months ended June 30, 2011 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2011	150,629	$30.74
Granted	52,678	32.21
Vested	(23,931)	37.06
Forfeited	—	—
Nonvested at June 30, 2011	179,376	30.32

As of June 30, 2011, there was $4.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.2 years as of June 30, 2011.  The total fair value of shares vested during the six months ended June 30, 2011 was $887,000.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2011, commitments to extend credit and standby letters of credit totaled $644.3 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Pooled trust preferred securities were Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company determined that (1) there were few observable transactions and market quotations available and they were not reliable for purposes of determining fair value at December 31, 2010 and June 30, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps included estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$58,814	$—	$58,814	$—
State and municipal obligations	40,377	—	40,377	—
Mortgage-backed securities	110,376	—	110,376	—
Corporate stocks	389	364	25	—
Total securities available for sale	$209,956	$364	$209,592	$—

Liabilities
Derivative financial instruments	$740	$—	$740	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$70,534	$—	$70,534	$—
State and municipal obligations	40,004	—	40,004	—
Mortgage-backed securities	84,440	—	84,440	—
Trust preferred (collateralized debt obligations)	2,034	—	—	2,034
Corporate stocks	362	337	25	—
Total securities available for sale	$197,374	$337	$195,003	$2,034

Liabilities
Derivative financial instruments	$635	$—	$635	$—

Note 14 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$113,290	$—	$113,290	$—
State and municipal obligations	41,452	—	41,452	—
Mortgage-backed securities	90,786	—	90,786	—
Trust preferred (collateralized debt obligations)	5,760	—	—	5,760
Corporate stocks	356	321	35	—
Total securities available for sale	$251,644	$321	$245,563	$5,760

Liabilities
Derivative financial instruments	$831	$—	$831	$—

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2011.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2011 is as follows:

Pooled Trust
(Dollars in thousands)	Preferred Securities

Fair value, January 1, 2011	$2,034
Change in unrealized loss recognized in other comprehensive income	95
Other-than-temporary impairment losses recognized in income	—
Sales	(2,129)
Transfers in and/or out of level 3	—
Fair value, June 30, 2011	$—

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at June 30, 2011	$—

Note 14 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$74,591	$—	$—	$74,591

Non-acquired:
Impaired loans	34,236	—	15,449	18,787
OREO	24,900	—	—	24,900

		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$69,317	$—	$—	$69,317

Non-acquired:
Impaired loans	33,740	—	18,525	15,215
OREO	17,264	—	—	17,264

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$31,750	$—	$—	$31,750

Non-acquired:
Impaired loans	41,781	—	32,108	9,673
OREO	9,803	—	9,803	—

Note 14 — Fair Value (continued)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011, December 31, 2010 and June 30, 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 14 — Fair Value (continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	June 30,		December 31,		June 30,
	2011		2010		2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$249,067	$249,067	$237,099	$237,099	$187,025	$187,025
Investment securities	249,483	250,217	237,912	238,121	293,917	294,409
Loans, net of allowance for loan losses, and loans held for sale	2,729,184	2,657,878	2,612,430	2,551,032	2,617,548	2,561,652
FDIC receivable for loss share agreements	299,200	219,577	212,103	212,103	265,890	265,890
Accrued interest receivable	11,352	11,352	11,711	11,711	13,600	13,600
Financial liabilities:
Deposits	3,205,828	3,216,098	3,004,148	3,014,795	3,011,867	3,024,711
Federal funds purchased and securities sold under agreements to repurchase	187,550	187,550	191,017	191,017	177,281	177,281
Other borrowings	46,275	46,275	46,978	46,978	62,557	56,604
Accrued interest payable	3,152	3,152	4,858	4,858	6,152	6,152
Interest rate swap – cash flow hedge	740	740	635	635	831	831
Off balance sheet financial instruments:
Commitments to extend credit	—	(13,335)	—	(13,787)	—	(9,651)
Standby letters of credit and financial guarantees	—	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The components of the change in other comprehensive income (loss) and the related tax effects were as follows:

	June 30,
	2011			2010
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in net unrealized gain on securities available for sale	$3,965	$(1,408)	2,557	$9,540	$(3,387)	$6,153
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	—	—	(6,261)	2,264	(3,997)
Less, reclassification adjustment for portion included in net income	—	—	—	6,261	(2,264)	3,997
Net noncredit portion of other-than-temporary impairment losses	—	—	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	(105)	37	(68)	(811)	288	(523)
Other comprehensive income	$3,860	$(1,371)	$2,489	$8,729	$(3,099)	$5,630

Note 15 — Accumulated Other Comprehensive Income (Loss) (continued)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized
		(Losses) Gains
		on Securities
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total

Balance at December 31, 2010	$(4,816)	$1,433	$(409)	$(3,792)
Change in net unrealized gain on securities available for sale	—	2,557	—	2,557
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	(68)	(68)
Balance at June 30, 2011	$(4,816)	$3,990	$(477)	$(1,303)

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $477,000 and $523,000 for the six months ended June 30, 2011 and 2010, respectively. The Company recognized a $740,000 and an $831,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2011 and 2010, respectively. There was no ineffectiveness in the cash flow hedge during the six months ended June 30, 2011 and 2010.

Note 16 — Derivative Financial Instruments (continued)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of June 30, 2011 and 2010, SCBT was required to provide $900,000 and $150,000 of collateral, respectively. Also, the Company has a netting agreement with the counterparty.

Note 17 — Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Purchase and Assumption Agreement

On July 29, 2011, the Company entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A., a full service community bank headquartered in Columbia, South Carolina.

BankMeridian operated 3 branches in Columbia, Spartanburg, and Hilton Head, South Carolina. Excluding the effects of purchase accounting, the Company acquired $239.8 million in total assets, including loans of $176.1 million, and assumed $236.8 million in total liabilities, including $215.5 million in deposits, based on March 31, 2011 unaudited balances.

Pursuant to the P&A agreement, SCBT, N.A. received a discount of $30.8 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and SCBT, N.A. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses.

The loss sharing agreement applicable to single family residential mortgage loans provides for loss sharing with the FDIC for up to ten years, and for commercial loans and other covered assets provides for loss sharing for up to five years with the FDIC.

The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of BankMeridian as a part of the P&A agreement. However, the Company has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires approximately 90 days from the date of the acquisition.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the acquisition of BankMeridian is currently incomplete. The Company expects to record an acquisition gain in connection with the transaction during the three months ended September 30, 2011; however, since the initial purchase accounting adjustments have not been finalized, the Company is unable to provide the amount or a range of the ultimate acquisition gain, or the estimated fair values of the acquired assets and assumed liabilities of BankMeridian, at the present time. The impact of the purchase accounting adjustments in an FDIC-assisted deal are also integral to accurately assessing the impact of the acquired entity on the operations of the Company. Disclosure of pro forma financial information is also made more difficult by the troubled nature of BankMeridian prior to the date of the combination. Therefore, pro forma financial information is not considered meaningful or currently possible for purposes of these consolidated financial statements.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, N.A. (the “bank”), a national bank that opened for business in 1934.  We operate as NCBT, a division of the bank, in Mecklenburg County of North Carolina, and Community Bank & Trust (“CBT”), a division of the bank, in northeast Georgia.  During the second quarter of 2011 and along with the system conversion of the operations of Habersham to our operating platform, the Georgia franchise now operates as CBT, a division of SCBT, N.A.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At June 30, 2011, we had approximately $3.8 billion in assets and 1,087 full-time equivalent employees.  Through the bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010 and June 30, 2010.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Purchase and Assumption Agreement — BankMeridian

On July 29, 2011, the Company entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A., a full service community bank headquartered in Columbia, South Carolina.  See Note 17 — Subsequent Events for further discussion.

Purchase and Assumption Agreement — Habersham Bank

On February 18, 2011, the Bank entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank (“Habersham”), a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia. Habersham operated eight branches in the northeast region of Georgia. In June of 2010, we closed three Habersham branches and four CBT branches and converted the operating system of the acquired franchise.  Please reference Note 4 — Mergers and Acquisitions in the unaudited condensed consolidated financial statements within PART I, Item 1 Financial Statements.

Private Placement

The Company entered into a Securities Purchase Agreement, effective as of February 18, 2011 (the “Purchase Agreement”), with accredited institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the “Private Placement”). The proceeds to the Company from the Private Placement were $34.8 million, net of approximately $160,000 in issuance costs. The Private Placement was completed on February 18, 2011 and was contingent on a successful bid for Habersham.

The Private Placement was made pursuant to the Purchase Agreement and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated there under. All purchasers in the Private Placement were accredited investors, as defined in Rule 501(a) of Regulation D.

Government Actions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the bank, the price controls may affect institutions with less than $10 billion in assets, such as the bank, which could be pressured by the marketplace to lower their own interchange rates.  We believe that regulations promulgated under the Dodd-Frank Act also will ultimately impose significant new compliance costs.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

On July 21, 2011, the Federal Reserve’s Final Rule repealing Regulation Q, which prohibited Federal Reserve banks from paying interest on demand deposits, became effective.  As a result of this repeal, our bank may incur increased interest costs of funding in the form of interest payments on demand deposit accounts.

For additional information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 64 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of June 30, 2011, December 31, 2010 and June 30, 2010, the balance of goodwill was $62.9 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first six months of 2011 was $27.10 per share, and the stock price closed on June 30, 2011 at $28.68, which is above book value and tangible book value.  In the event our stock were to trade below its book value at any time during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2011, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans or through reclassification of former branch sites, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense, and, for covered OREO, offset with an increase in the FDIC indemnification asset.

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

Results of Operations

We reported consolidated net income available to common shareholders of $4.9 million, or diluted earnings per share (“EPS”) of $0.35, for the second quarter of 2011 as compared to consolidated net income available to common shareholders of

$575,000, or diluted EPS of $0.05, in the comparable period of 2010.  This $4.3 million increase was the net result of the following items:

•                  Improved net interest income of $6.8 million due primarily to the improved yields of acquired loans and reduced interest expense in both deposits and other borrowings;

•                  Improved provision for loan losses which decreased by $8.3 million over the comparable quarter for the non-acquired SCBT loan portfolio; offset by a

•                  Decrease in non-interest income by $2.2 million due primarily to a decrease in the accretion on the FDIC indemnification asset, which was offset by improved non-interest income in all other categories, except mortgage banking income; and an

•                  Increase in non-interest expenses by $6.1 million, with $1.7 million of this from the addition of HB; excluding HB expenses, the increases consisted of $1.8 million in salaries and benefits; $1.9 million related to OREO and loan related expenses; $1.2 million in other expenses and $465,000 in net occupancy; offset by a $740,000 decline in marketing and advertising and $366,000 decrease in merger expenses.

We believe our asset quality related to non-acquired loans continues to be at manageable levels despite the increase of nonperforming assets in total dollars to $93.7 million from $90.8 million at March 31, 2011, and from $85.9 million at June 30, 2010.  As a percentage of total assets (excluding covered assets) total NPAs increased to 2.44% at June 30, 2011 compared to 2.37% at June 30, 2010.   Non-acquired nonperforming assets increased 9.2% from the second quarter of 2010.  Net charge-offs as a percentage of average loans decreased to 0.71% from 1.41% in the second quarter of 2010 and 1.53% in the first quarter of 2011.  The allowance for loan losses decreased to 2.00% of total loans at June 30, 2011 compared to 2.07% at June 30, 2010, and 2.05% at March 31, 2011.  Our allowance provides 0.70 times coverage of nonperforming loans at June 30, 2011, higher from 0.61 times at June 30, 2010, and 0.68 times at March 31, 2011.  During the second quarter of 2011, our OREO not covered under FDIC loss share agreements increased by $15.1 million from the second quarter of 2010, and by $5.1 million from March 31, 2011.

Accounting for Acquired Loans

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired CBT loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was largely offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement.  Below are the specifics relative to the review of the acquired loan portfolio during the second quarter and the related impact on the indemnification asset:

•                  The review of the performance of the portfolio during the second quarter resulted in a minor reduction in the overall loss expectation for these loans;

•                  Principally, as a result of the credit loss improvement of certain pools  in the first quarter, there was approximately a $4.5 million increase in the loan yield compared to $1.4 million increase in the first quarter ;

•                  With the reduction in the credit loss expectations for certain pools from the first quarter ($36 million), the impact on the receivable from the FDIC is a reduction in expected cash flows; and

•                  The reduced cash flow on this asset caused the accretion to turn negative in an amount equal to $4.0 million for the second quarter which substantially offsets the interest income benefit above.

Compared to the second quarter of 2010, our loan portfolio has increased 5.0% to $2.8 billion, driven by growth in all loan categories except construction / land development and acquired loans.  Excluding the acquired loan portfolio, our loans grew by 8.0% or $178.2 million from the second quarter of 2010.  The largest increases within the non-acquired loan portfolio occurred in commercial owner occupied by $166.4 million, or 33.1%, consumer owner occupied by $60.5 million, or 19.7%, consumer by $16.9 million, or 26.8%, and home equity loans by $11.7 million, or 4.7%.  For the three months ended June 30, 2011, mortgage loans originated and sold in the secondary market grew by $7.2 million as refinancing activity and home sales improved seasonally.

Non-taxable equivalent net interest income for the quarter increased 22.0%.  Non-taxable equivalent net interest margin increased by 63 basis points to 4.62% from the second quarter of 2010 of 3.99% and by 49 basis points from the most recent quarter March 31, 2011, due to improved expected cash flows of interest income on acquired loans over the expected remaining life of these loans and reduced interest expense on both time deposits and other borrowings.  Excess liquidity resulting from the FDIC-assisted acquisition of HB and continued gathering of core deposits continues to compress the net interest margin.  The effect (reduction) on our net interest margin was estimated to be 29 basis points during the second quarter of 2011 consistent with the first quarter of 2011.  Our quarterly efficiency ratio increased to 74.3% compared to 70.2% in the first quarter of 2011.  The increase in the efficiency ratio reflects lower noninterest income due to the decrease in the accretion on the FDIC indemnification asset as well as the gain on the HB acquisition in the first quarter and increased noninterest expense offset by improved net interest income.

Diluted EPS increased to $0.35 for the second quarter of 2011 from $0.05 for the comparable period in 2010.  Basic EPS increased to $0.36 for the second quarter of 2011 from $0.05 for the comparable period in 2010.  The increase in both diluted and basic EPS reflects the increase in net interest income and decrease in the provision for loan losses offset by the increase in noninterest expense and decrease in noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Figures and Ratios	2011	2010	2011	2010

Return on average assets (annualized)	0.50%	0.06%	0.39%	2.79%
Return on average equity (annualized)	5.35%	0.69%	4.19%	29.70%
Return on average tangible equity (annualized)*	7.16%	1.42%	5.72%	38.23%
Dividend payout ratio **	94.45%	4.43%	154.39%	8.59%
Equity to assets ratio	9.66%	9.25%	9.66%	9.25%
Average shareholders’ equity (in thousands)	$369,019	$336,424	$358,111	$336,369

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the change in dividend payout ratio below.

•                  For the three months ended June 30, 2011, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same quarter in 2010.  The increase was driven by a 755.3% increase in net income available to common shareholders from the comparable quarter in 2010 partially offset by an increase in average assets due to the acquisition of Habersham.

•                  Dividend payout ratio decreased to 94.45% for the three months ended June 30, 2011 compared with 424.0% for the three months ended March 31, 2011 and increased compared to 4.43% for the three months ended June 30, 2010.  The increase from the comparable period in 2010 reflects the higher net income in the second quarter of 2011 generated by the net result of a decrease in noninterest income primarily due to the negative accretion on the FDIC indemnification asset, an increase in noninterest expense related to OREO and loan related expenses and the addition of Habersham, offset by an increase in net interest income and a decrease in the provision for loan losses. The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported in the prior quarter.

•                  Equity to assets ratio increased to 9.66% at June 30, 2011 compared with 9.24% at March 31, 2011 and 9.25% at June 30, 2010.  The increase in the equity to assets ratio reflects a 6.1% increase in assets as a result of the Habersham acquisition compared to the 10.9% increase in equity as a result of the private placement and Habersham acquisition.

•                  Average shareholders’ equity increased $32.6 million, or 9.7%, from second quarter ended June 30, 2010 driven by the increase in shareholders’ equity related to the private placement and the gain on the Habersham acquisition during the first quarter of 2011.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Return on average tangible equity (non-GAAP)	7.16%	1.42%	5.72%	38.23%
Effect to adjust for intangible assets	-1.81%	-0.73%	-1.53%	-8.53%
Return on average equity (GAAP)	5.35%	0.69%	4.19%	29.70%

Adjusted average shareholders’ equity (non-GAAP)	$293,913	$262,809	$284,047	$263,899
Average intangible assets	75,106	73,615	74,064	72,470
Average shareholders’ equity (GAAP)	$369,019	$336,424	$358,111	$336,369

Adjusted net income (non-GAAP)	$5,248	$937	$8,055	$50,035
Amortization of intangibles	(505)	(437)	(951)	(781)
Tax effect	175	75	330	282
Net income (GAAP)	$4,918	$575	$7,434	$49,536

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin grew from the second quarter of 2010 and from the first quarter of 2011.  This increase resulted from improved yields of covered loans and reduced interest expense in both deposits and other borrowings.  The improved yield was substantially offset by the negative accretion on the indemnification asset recognized in noninterest income, from reduced cash flows under the loss share agreement (“LSA”).  Non-TE and TE net interest margin increased by 49 basis points and 49 basis points, respectively, from the quarter ended March 31, 2011.  Non-TE and TE net interest margin increased by 63 basis points and 63 basis points, respectively, from the quarter ended June 30, 2010.

SCBT remained in an excess liquidity position during the second quarter of 2011, which had the effect of dampening the net interest margin by an estimated 29 basis points consistent with the first quarter of 2011.  The improvement in linked quarter net interest margin was also the result of reducing the pricing of funding faster than the decline in interest earning assets.  The rate earned on interest earning assets grew by 33 basis points from the first quarter of 2011, while interest bearing liabilities declined by 17 basis points.  While the average balance of total non-acquired loans (excluding mortgage loans held for sale) increased $168.5 million from the second quarter of 2010 and by $56.3 million from the first quarter of 2011, the rate earned on these asset declined by 11 basis points, respectively.

Net interest income increased from the second quarter of 2010 and was driven primarily by reduced yield on interest bearing liabilities including deposits and other borrowings.  Certificates of Deposit average rate declined by 50 basis points compared to the same quarter one year ago, and declined by 17 basis points from the first quarter of 2011. The result was a decline in interest expense of $2.6 million.  Non-TE net interest income increased from the second quarter of 2010 as a result of a volume increase in interest-earning assets as well as a 26 basis point increase in the average yield.  Loan volume was up and partially offset by investment securities.  The increase in interest income was $4.2 million driven by the increase in loan volume from both the HB acquisition and organic loan growth as well as improved yields on the acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Non-TE net interest income	$38,002	$31,160	$70,848	$59,791
Non-TE yield on interest-earning assets	5.27%	5.01%	5.11%	5.00%
Non-TE rate on interest-bearing liabilities	0.73%	1.12%	0.81%	1.21%
Non-TE net interest margin	4.62%	3.99%	4.39%	3.92%
TE net interest margin	4.67%	4.04%	4.43%	3.97%

Non-TE net interest income increased $6.8 million, or 22.0%, in the second quarter of 2011 compared to the same period in 2010.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 5.4% to $3.3 billion in the second quarter of 2011 compared to the same period last year due largely to the acquisition of Habersham.

•                  Non-TE yield on interest-earning assets for the second quarter of 2011 increased 26 basis points from the comparable period in 2010, and by 33 basis points from the first quarter of 2011.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the second quarter of 2011 decreased 39 basis points from the same period in 2010, and decreased by 17 basis points compared to the first quarter of 2010.  The decrease since the second quarter of 2010 and the first quarter 2011 is a reflection of the impact of average yields on certificates of deposits repricing lower and the payoff of FHLB advances during the second quarter of 2010.

•                  TE net interest margin increased by 63 basis points in the second quarter of 2011, compared to the second quarter of 2010.  Compared to the first quarter of 2011, TE net interest margin increased by 49 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $132.1 million, or 5.0%, at June 30, 2011 as compared to the same period in 2010.  Acquired loans decreased by $46.1 million.  The increase from the addition of loans acquired in the Habersham acquisition was offset by the decline in acquired CBT loans.  Non-acquired loans or legacy SCBT loans increased by $178.2 million, or 8.0%, at June 30, 2011 as compared to the same period in 2010.  The increase was driven by loan growth in commercial owner occupied loans of $166.4 million, consumer owner occupied loans of $60.5 million,  home equity loans of $11.7 million, consumer non-real estate of $16.9 million, other income producing property of $7.1 million, and commercial and industrial of $3.0 million.  Offsetting the growth were reductions in construction and land development loans of $84.6 million, commercial non-owner occupied of $2.3 million, and other loans of $751,000.

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2011	Total	2010	Total	2010	Total
Acquired loans	$367,491	13.3%	$321,038	12.3%	$413,549	15.7%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	338,288	12.2%	391,987	15.0%	422,866	16.0%
Commercial non-owner occupied	306,698	11.1%	320,203	12.2%	308,980	11.7%
Total commercial non-owner occupied real estate	644,986	23.3%	712,190	27.2%	731,846	27.7%
Consumer real estate:
Consumer owner occupied	367,910	13.3%	325,470	12.4%	307,398	11.6%
Home equity loans	263,667	9.5%	263,961	10.1%	251,951	9.5%
Total consumer real estate	631,577	22.8%	589,431	22.5%	559,349	21.2%
Commercial owner occupied real estate	669,223	24.1%	578,587	22.1%	502,795	19.0%
Commercial and industrial	215,901	7.8%	202,987	7.8%	212,863	8.1%
Other income producing property	133,152	4.8%	124,431	4.8%	126,004	4.8%
Consumer non real estate	80,072	2.9%	67,768	2.6%	63,133	2.4%
Other	30,702	1.0%	20,806	0.7%	31,452	1.1%
Total non-acquired loans	2,405,613	86.7%	2,296,200	87.7%	2,227,442	84.3%
Total loans (net of unearned income)	$2,773,104	100.0%	$2,617,238	100.0%	$2,640,991	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets. During 2010 and the first half of 2011, we acquired loans that equated to 13.3% of the total loan portfolio. Due to the addition of acquired loans, the percentage of all the other loan categories decreased even though most loan portfolio’s increased in dollars, such as commercial owner-occupied, consumer owner occupied loans and home equity loans. Non-acquired commercial non-owner occupied real estate loans represented 23.3% of total loans as of June 30, 2011 a decrease from 27.7% of total loans at the end of the same period for 2010 and 27.2% of total loans at year ended December 31, 2010. At June 30, 2011, non-acquired construction and land development loans represented 12.2% of our total loan portfolio, a decrease from 16.0% of our total loan portfolio at June 30, 2010. At June 30, 2011, non-acquired construction and land development loans consisted of $225.3 million in land and lot loans and $112.9 million in construction loans, which represented 9.4% and 4.7%, respectively, of our total non-acquired loan portfolio. At December 31, 2010, non-acquired construction and land development loans consisted of $251.5 million in land and lot loans and $140.5 million in construction loans, which represented 11.0% and 6.1%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Average total loans	$2,758,710	$2,625,640	$2,714,413	$2,557,122
Interest income on total loans	40,844	35,796	77,530	69,848
Non-TE yield	5.94%	5.47%	5.76%	5.51%

Interest earned on loans increased $5.0 million, or 14.1%, in the second quarter of 2011 compared to the second quarter of 2010.  Some key highlights for the quarter ended June 30, 2011 are outlined below:

•                  Our non-TE yield on total loans increased 47 basis points during the second quarter of 2011 while average total loans increased 5.1%, as compared to the second quarter of 2010.  The increase in average total loans was a result of the growth in both non-acquired loans and acquired loans, as we acquired Habersham during the first quarter of 2011.  The acquired loan portfolio effective yield improved due to improved cash flows and reduced credit loss expectations.  This resulted in a yield of 11.2%, compared to approximately 5.0% one year ago.

•                  Acquired loans had a balance of $367.5 million at the end of the second quarter of 2011 compared to $413.5 million in 2010.

•                  Construction and land development loans decreased $84.6 million, or 20.0%, to $338.3 million from the ending balance at June 30, 2010.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved.

•                  Commercial non-owner occupied loans decreased $2.3 million, or 0.7%, to $306.7 million from the ending balance at June 30, 2010.

•                  Consumer real estate loans increased $72.2 million, or 12.9%, to $631.6 million from the ending balance at June 30, 2010.  The increase resulted from a $60.5 million, or 19.7%, in consumer owner occupied loans and a $11.7 million, or 4.7%, increase in home equity lines of credit (“HELOCs”) from the balance at June 30, 2010.

•                  Commercial owner occupied loans increased $166.4 million, or 33.1%, to $669.2 million from the ending balance at June 30, 2010.

•                  Other income producing property loans increased $7.1 million, or 5.7%, to $133.2 million from the ending balance at June 30, 2010.

•                  Consumer non real estate loans increased $16.9 million, or 26.8%, to $80.1 million from the ending balance at June 30, 2010.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $259.4 million which has helped keep our non-TE yield up even as interest rates have declined since June 30, 2010.

The balance of mortgage loans held for sale decreased $24.7 million from December 31, 2010 to $18.0 million at June 30, 2011, and decreased by $4.8 million compared to the balance of mortgage loans held for sale at June 30, 2010 of $22.7 million.  This decrease from the end of the year primarily reflects the seasonality of home buying in the first half of the year and modest rise in mortgage interest rates.  The decrease over the prior year is a reflection of the decline in customer demand for mortgage refinancing compared to activity in 2010.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2011, the composition of the portfolio changed somewhat from the composition at June 30, 2010.  At June 30, 2011, investment securities totaled $249.5 million, compared to $237.9 million at December 31, 2010 and $293.9 million at June 30, 2010.  The decrease in investment securities from the comparable period of 2010 was primarily the result of the sale of $44.7 million in securities during the fourth quarter of 2010 and resulted in average and period-end balances decreasing by 22.5% and 15.1%, respectively, from June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Average investment securities	$236,798	$305,536	$242,527	$293,776
Interest income on investment securities	1,976	2,904	4,048	5,683
Non-TE yield	3.35%	3.81%	3.37%	3.90%

Interest earned on investment securities decreased 32.0% in the second quarter of 2011 compared to the second quarter of 2010.  The decrease resulted from a 22.5% decrease in balances of average investment securities resulting largely from the sale of $44.7 million in GSE debt, mortgage-backed securities, and seven of the eight pooled trust preferred securities in the fourth quarter of 2010, and maturing or called securities that were purchased in higher interest rate environments.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at June 30, 2011 had fair market values that, on a net basis, exceeded their book values and result in an unrealized gain.  During the first quarter of 2011, we sold our position in MMCAPs I A, our remaining trust preferred security (collateralized debt obligations) for a realized loss of $194,000.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2011:

			Other
	Amortized	Fair	Comprehensive			BB or
(Dollars in thousands)	Cost	Value	Income	AAA - A	BBB	Lower	Not Rated
June 30, 2011:
Government-sponsored enterprises debt	$57,729	$58,814	$1,085	$57,729	$—	$—	$—
State and municipal obligations	57,993	60,211	2,218	54,410	2,413	—	1,170
Mortgage-backed securities *	106,968	110,376	3,408	—	—	—	—
Corporate stocks	255	389	134	—	—	—	255
	$222,945	$229,790	$6,845	$112,139	$2,413	$—	$1,425

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing GSE as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At June 30, 2011, we had fourteen securities available for sale in an unrealized loss position, which totaled $161,000.

During the second quarter of 2011 as compared to the second quarter of 2010, the total number of securities with an unrealized loss position decreased by sixteen securities, while the total dollar amount of the unrealized loss decreased by $356,000.

All securities available for sale in an unrealized loss position as of June 30, 2011 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2011.  As of June 30, 2011, the investment in FHLB stock represented approximately $12.5 million, or 0.3% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the second quarter of 2011, the FHLB redeemed approximately $3.4 million of our investment, at par value.

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

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past nine consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 0.81% on May 19, 2011 related to the second quarter 2011.

•                  Subsequent to June 30, 2011, the FHLB announced a 0.76% dividend for the second quarter of 2011 and will pay the dividend on August 16, 2011.  The FHLB also announced plans to redeem excess capital stock on August 31, 2011.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of June 30, 2011 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Average interest-bearing liabilities	$2,929,179	$2,836,414	$2,907,904	$2,763,523
Interest expense	5,329	7,952	11,738	16,525
Average rate	0.73%	1.12%	0.81%	1.21%

The average balance of interest-bearing liabilities increased in the second quarter of 2011 compared to the second quarter of 2010.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits.  Overall, we experienced a 39 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended June 30, 2011 grew 4.5% from the same period in 2010.

•                  Interest-bearing deposits grew 2.4% to $2.6 billion at June 30, 2011 from the period end balance at June 30, 2010, resulting largely from a $193.0 million, or 7.4%, increase related to the Habersham acquisition.  Excluding the acquisition, interest-bearing deposits decreased by $131.5 million resulting largely from the increase in money market deposits of $147.5 million, and offset by decreases in both small and large denomination CDs by a total of $329.9 million.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2011 decreased 26 basis points from the comparable period in 2010, which contributed to a decrease of $312,000 in interest expense for the second quarter of 2011.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $266.3 million to $1.3 billion at June 30, 2011 compared to the same quarter in 2010.

•                  Average certificates and other time deposits decreased 16.6%, down $217.0 million from the average balance in the second quarter of 2010.  Interest expense on certificates and other time deposits decreased $2.1 million mainly as a result of a 50 basis point decrease in the interest rate for the three months ended June 30, 2011 as compared to the same period in 2010.

•                  Other borrowings decreased 26.0%, down $16.3 million from the average balance in the second quarter of 2010.  We repaid the entire balance of the subordinated term loan in the fourth quarter of 2010.

•                  A decline in interest rates contributed significantly to a $2.6 million, or 33.0%, reduction in interest expense on average interest-bearing liabilities for the three months ended June 30, 2011 from the comparable period in 2010.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $140.1 million, or 29.8%, to $610.1 million in the second quarter of 2011 compared to $470.0 million at June 30, 2010.  From the first quarter of 2011, average noninterest-bearing deposits grew $70.8 million, or 13.1%.  Excluding deposits acquired in the Habersham acquisition, period end noninterest-bearing deposits increased $71.7 million, or 15.4%, from the balance at June 30, 2010.

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

Loans acquired in the CBT and Habersham acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses.  Our initial estimates of credit losses on loans acquired in the Habersham acquisition continue to be adequate, and there is no evidence of additional credit deterioration that would require additional loan loss reserves as of June 30, 2011.  During the first quarter of 2011, we established a loan loss reserve of $25.8 million on four CBT loan pools due to evidence of additional credit deterioration, subsequent to initial fair valuation. The review in the second quarter of 2011 of the performance of the portfolio resulted in a minor reduction in the overall loss expectation for these loans. Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio. As we determine that losses arose after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset. See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011			2010
	Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Total *
Balance at beginning of period	$48,164	$25,833	$73,997	$41,397
Loans charged-off	(4,770)	(11,850)	(16,620)	(8,173)
Recoveries of loans previously charged off	557	—	557	434
Net charge-offs	(4,213)	(11,850)	(16,063)	(7,739)
Provision for loan losses on non-acquired loans	4,229	(288)	3,941	12,509
Benefit attributable to FDIC loss share agreements	—	274	274	—
Total provision for loan losses charged to operations	4,229	(14)	4,215	12,509
Provision for loan losses recorded through the FDIC loss share receivable	—	(274)	(274)	—
Balance at end of period	$48,180	$13,695	$61,875	$46,167

Total non-acquired loans:
At period end	$2,405,613			$2,227,442
Average	2,366,905			2,198,417
As a percentage of average non-acquired loans (annualized):
Net charge-offs	0.71%			1.41%
Allowance for loan losses as a percentage of period end non-acquired loans	2.00%			2.07%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	70.05%			60.83%

	Six Months Ended
	June 30,
	2011			2010
	Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Total *
Balance at beginning of period	$47,512	$—	$47,512	$37,488
Loans charged-off	(14,092)	(11,850)	(25,942)	(25,543)
Recoveries of loans previously charged off	1,182	—	1,182	935
Net charge-offs	(12,910)	(11,850)	(24,760)	(24,608)
Provision for loan losses on non-acquired loans	13,578	25,545	39,123	33,287
Benefit attributable to FDIC loss share agreements	—	(24,268)	(24,268)	—
Total provision for loan losses charged to operations	13,578	1,277	14,855	33,287
Provision for loan losses recorded through the FDIC loss share receivable	—	24,268	24,268	—
Balance at end of period	$48,180	$13,695	$61,875	$46,167

Total non-acquired loans:
At period end	$2,405,613			$2,227,442
Average	2,338,901			2,191,840
As a percentage of average non-acquired loans (annualized):
Net charge-offs	1.11%			2.26%
Allowance for loan losses as a percentage of period end non-acquired loans	2.00%			2.07%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	70.05%			60.83%

* As of June 30, 2010, there was no allowance for loans covered under loss share agreements.

The provision for loan losses as a percent of average non-acquired loans reflects a decrease due primarily to the decrease in our nonperforming loans as well as our classified loans during the second quarter of 2011 compared to the same quarter in 2010.  Forty-eight percent of the charge-off amount for the second quarter of 2011 is comprised of 10 loans ranging from approximately $123,000 to $515,000.  The remainder of the charge-offs were less than $123,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 46.9% or $2.2 million were construction and land development loans, 6.3% or $303,000 were commercial owner-occupied loans, 18.5% or $882,000 were consumer owner-occupied loans (including home equity loans), 4.6% or $219,000 were commercial and industrial loans, 10.9% or $520,000 were commercial non-owner occupied loans, and 7.2% or $344,000 were other income producing property loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout certain regions of the Southeast.  Excluding covered assets, nonperforming loans decreased by $1.6 million during the second quarter compared to the first quarter of 2011.  The ratio of the ALLL to cover these loans increased from 61% at June 30, 2010 to 70% at June 30, 2011.

We increased the ALLL compared to the second quarter of 2010 due primarily to the increase in the non-acquired loan portfolio over the past twelve months.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased $5.7 million compared to the balance at June 30, 2010 and decreased $1.9 million from March 31, 2011.

The historical loss rates on an overall basis increased from June 30, 2010 due to the increase in loan losses in the second quarter of 2011 when compared to the removal of much lower historical loss rates in our rolling averages.  This resulted in an increase of 39 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the first quarter of 2011, the increase was 2 basis points.

Economic risk decreased by 4 basis points during the second quarter of 2011 as compared to 2010 due to the decline in unemployment and improved home sales.  Compared to the first quarter of 2011, we reduced the factor related to unemployment by 3 basis points.

Model risk declined 3 basis points compared to the second quarter of 2010 as well as the first quarter of 2011.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for three years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has declined by 21 basis points during the second quarter of 2011 compared to the second quarter of 2010, and by 8 basis points from the first quarter of 2011.   This improvement was due primarily to the decrease in 30-89 days past due loans, improved level of classified loans, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and supervisory loan to value exceptions given the increase in capital thus far in 2011.

On a specific reserve basis, the allowance for loan losses increased by $1.9 million from March 31, 2011, and decreased by approximately $3.7 million from June 30, 2010.  The loan balances being evaluated for specific reserves decreased from $54.7 million at June 30, 2010 to $51.6 million at June 30, 2011.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended June 30, 2011, the marginal growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with acquired NPAs.  The table below summarizes our NPAs.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2011	2011	2010	2010	2010

Nonaccrual loans (1)	$57,806	$58,870	$62,661	$66,964	$75,313
Accruing loans past due 90 days or more	94	339	118	319	582
Restructured loans	10,880	11,168	6,365	3,479	—
Total nonperforming loans	68,780	70,377	69,144	70,762	75,895
Other real estate owned (“OREO”) (2)	24,900	19,816	17,264	15,657	9,803
Other nonperforming assets (3)	50	575	50	12	159
Total nonperforming assets excluding covered assets	93,730	90,768	86,458	86,431	85,857
Covered OREO (2)	74,591	77,286	69,317	47,365	31,750
Other covered nonperforming assets (3)	408	308	19	9	34
Total nonperforming assets including covered assets	$168,729	$168,362	$155,794	$133,805	$117,641

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.56%	3.83%	3.74%	3.80%	3.84%
Total NPAs as a percentage of total assets	2.44%	2.29%	2.41%	2.39%	2.37%
Total NPLs as a percentage of total loans (4)	2.86%	3.00%	3.01%	3.13%	3.41%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	5.87%	5.88%	5.76%	4.97%	4.38%
Total NPAs as a percentage of total assets	4.39%	4.25%	4.33%	3.70%	3.25%
Total NPLs as a percentage of total loans (4)	2.48%	2.54%	2.64%	2.69%	2.87%

(1) Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 2—Summary of Significant Accounting Policies.) Excludes the acquired loans that are contractually past due 90 days or more totaling $89.9 million, $110.7 million, $93.6 million, $102.9 million, and $105.8 million as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively, including the valuation discount.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consist of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $68.7 million, or 2.86% of total loans, a decrease of $6.6 million, or 8.8%, from June 30, 2010. The decrease in nonaccrual loans was driven by a decrease in commercial nonaccrual loans of $12.1 million and an increase in consumer nonaccrual loans of $5.5 million.  Excluding covered properties, OREO increased $15.1 million from June 30, 2010.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $1.4 million during the second quarter of 2011 from the level at March 31, 2011.  This decline was the result of nonaccrual loans returning to accrual status with timely payments; loans being transferred to OREO through the foreclosure process as seen in the table above (note that $2.4 million of the increase was not loan related, but comprised of property that was being held for potential branch expansion); and to a lesser degree charge offs.  These reductions were offset by nonaccrual loan additions, including three large loans totaling $5.2 million.

At June 30, 2011, non-covered OREO increased by $5.1 million from March 31, 2011, with $2.4 million resulting from assets previously held for future branch expansion being transferred into OREO from fixed assets.  At June 30, 2011, non-covered OREO consisted of 87 properties with an average value of $287,000 an increase of $12,000 from March 31, 2011, when we had 72 properties.  In the second quarter of 2011, we added 32 properties with an aggregate value of $8.1 million into non-covered OREO, and we sold 16 properties with a basis of $2.3 million in that same quarter.  We recorded a net loss of $178,000 for the quarter.  Our non-covered OREO balance of $24.9 million, at June 30, 2011, is comprised of 7% in the Low Country region, 26% in the

Georgetown/Myrtle Beach region, 31% in the Beaufort (Hilton Head) region, 10% in the Charlotte region and 5% in the Upstate (Greenville) region.

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

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $15.5 million, or 0.64%, of total non-acquired loans outstanding at June 30, 2011, compared to $19.8 million, or 0.89%, of total non-acquired loans outstanding at June 30, 2010 and compared to $19.6 million, or 0.85% of total non-acquired loans outstanding at December 31, 2010.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Gain on acquisition	$—	$—	$5,528	$98,081
Service charges on deposit accounts	5,615	5,582	10,645	10,105
Bankcard services income	3,045	2,348	5,704	4,147
Trust and investment services income	1,525	1,187	2,774	1,971
Mortgage banking income	1,125	1,267	1,988	2,111
Securities gains	10	—	333	—
Total other-than-temporary impairment losses	—	(675)	—	(6,261)
Portion of impairment losses recognized in other comprehensive loss	—	—	—	—
Net impairment losses recognized in earnings	—	(675)	—	(6,261)
Accretion on FDIC indemnification asset	(3,133)	567	(3,534)	936
Other	605	752	1,227	1,559
Total noninterest income	$8,792	$11,028	$24,665	$112,649

Noninterest income decreased 20.3% in the second quarter of 2011 as compared to the same period in 2010.  The quarterly increase in total noninterest income primarily resulted from the following:

•                 Bankcard services income increased 29.7%, largely driven by an increase in debit card and surcharge ATM income from legacy SCBT.  Legacy SCBT bankcard services income, excluding Habersham, increased 25.6%, or $601,000, due primarily to a larger customer base than in 2010.

•                 Trust and investment services income increased 28.5%, mostly driven by a $273,000 increase in investment services fees generated from legacy SCBT, due to additional wealth management personnel and a larger customer base.

•                 No impairment losses were recognized in earnings during the second quarter of 2011, compared to the same quarter in 2010, when a $675,000 impairment loss was recorded.

•                 Accretion on the FDIC indemnification asset decreased $3.7 million, resulting from a decrease in expected cash flows.  The decrease in expected cash flows was driven by improvement in the cash flows in certain acquired loan pools during the quarter.

Noninterest income decreased 78.1% during the six months ended June 30, 2011 as compared to the same period in 2010.  The decrease in total noninterest expense primarily resulted from the following:

•                 The pre-tax gain from the FDIC-assisted acquisition of Habersham in the first quarter of 2011 was $5.5 million compared to the $98.1 million pre-tax gain from the FDIC-assisted acquisition of CBT in the first quarter of 2010.

•                 Service charges on deposit accounts increased $540,000, primarily resulting from a $329,000 increase in legacy SCBT service charges, due primarily to a larger number of accounts.

•                 Bankcard services income increased 37.5%, largely driven by an increase in debit card and surcharge ATM income from legacy SCBT.  Legacy SCBT bankcard services income increased 34.0%, or $1.4 million, due primarily to a larger customer base than in 2010.

•                 Trust and investment services income increased 40.7%, mostly driven by a $673,000 increase in investment services fees generated from legacy SCBT, due to additional wealth management personnel and a larger customer base.

•                 Securities gains of $527,000 from the sale of most of the securities acquired in the Habersham transaction were partially offset by $194,000 loss resulting from the sale of the MMCAPs I A security, the Company’s only remaining pooled trust preferred collateralized debt obligation.

•                 No impairment losses were recognized in earnings during the second quarter of 2011, compared to the same quarter in 2010, when a $6.3 million impairment loss was recorded.

•                 Accretion on the FDIC indemnification asset decreased $4.5 million, resulting from a decrease in expected cash flows.  The decrease in expected cash flows was driven by improvement in the cash flows in certain loan pools during the quarter.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Salaries and employee benefits	$18,016	$15,263	$34,662	$29,016
OREO expense and loan related	2,777	825	5,310	555
Net occupancy expense	2,346	1,907	4,922	4,280
Information services expense	2,503	2,157	4,845	4,528
Furniture and equipment expense	2,181	1,937	4,139	3,573
FDIC assessment and other regulatory charges	1,255	1,227	2,734	2,550
Business development and staff related	873	795	1,678	1,602
Merger-related expense	598	964	1,207	4,872
Advertising and marketing	289	1,028	1,198	1,615
Amortization of intangibles	505	437	951	781
Professional fees	501	616	934	1,173
Federal Home Loan Bank advances prepayment fee	—	—	—	3,189
Other	3,204	1,828	6,692	3,830
Total noninterest expense	$35,048	$28,984	$69,272	$61,564

Noninterest expense increased 20.9% in the second quarter of 2011 as compared to the same period in 2010.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                 Salaries and employee benefits expense increased 18.0%, driven by $1.8 million increase in legacy SCBT expenses and approximately $0.9 million in costs related to the addition of the Habersham franchise.

•                 OREO expense and loan related expense increased 236.6%, mostly driven by a $1.3 million increase in write downs of legacy SCBT property to appraised values during the second quarter of 2011; $893,000 of the write downs related to future branch sites reclassified to OREO upon determining that these sites would be disposed of.

•                 Furniture and equipment expense increased by 12.6%, driven primarily by a $244,000 increase in legacy SCBT furniture and equipment expense.

•                 Other expense increased 75.3%, driven mainly by $1.1 million increase in legacy SCBT expenses and $200,000 in Habersham related cost.  We experienced increases in business development and new loan production, as well as higher cost in bankcard expenses and trust and investment services expense.

•                 Partially offsetting these increases were decreases in merger-related expenses of 38.0%, or $366,000, and advertising and marketing expenses of 71.9%, or $739,000.

Noninterest expense increased 12.5% during the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in total noninterest expense primarily resulted from the following:

•                 Salaries and employee benefits expense increased 19.5%, driven mainly by the addition of employees throughout the Company as well as through the Habersham acquisition.  Full-time equivalent employees are up 12.4% from 967 at June 30, 2010.

•                 OREO expense and loan related expense increased 856.8%, mostly driven by a $3.8 million increase in write downs of legacy SCBT property to appraised values during the second quarter of 2011 and a gain on a property sold in legacy SCBT during the first quarter of 2010.

•                 Other expense increased 74.7%, driven mainly by $2.6 million increase in legacy SCBT expenses and $290,000 in Habersham related cost.  We experienced increases in business development and new loan production, as well as higher cost in bankcard expenses and trust and investment services expense.

•                 Partially offsetting these increases were decreases in merger-related expenses of 75.2%, or $3.7 million, and a decline of $3.2 million related to the FHLB prepayment fee paid in the first quarter of 2010.

Income Tax Expense

Our effective income tax rate increased to 34.7% for the quarter ended June 30, 2011 compared to 17.3% for the quarter ended June 30, 2010.  The higher effective tax rate for the second quarter of 2011 is attributable to the increase in pre-tax earnings driven by a $6.8 million increase in net interest income compared to the three months ended June 30, 2010.

Our effective income tax rate decreased to 34.7% for the six months ended June 30, 2011, as compared to 36.2% for the comparable period of 2010.  The lower effective tax rate in 2011 is attributable to lower pre-tax earnings driven by the $5.5 million pre-tax acquisition gain recorded on the Habersham acquisition in comparison to the $98.1 million pre-tax acquisition gain recorded on the CBT acquisition.  This causes tax exempt income to become a greater proportion of net income than last year.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends and additional common equity raised during 2011.  As of June 30, 2011, shareholders’ equity was $371.1 million, an increase of $41.1 million, or 12.5%, from $330.0 million at December 31, 2010, and an increase of $36.5 million or 10.9% from $334.6 at June 30, 2010.  The increase in shareholders’ equity largely resulted from $34.8 million proceeds from the Private Placement during the first quarter of 2011.  Our equity-to-assets ratio increased to 9.66% at June 30, 2011 from 9.24% at the end of the first quarter of 2011 and 9.25% at the end of the comparable period of 2010.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
Capital Adequacy Ratios	2011	2010	2010

Tier 1 risk-based capital	13.89%	13.34%	13.50%
Total risk-based capital	15.15%	14.60%	15.42%
Tier 1 leverage	8.82%	8.48%	8.43%

Compared to December 31, 2010 and June 30, 2010, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratio have increased due primarily to the impact of the proceeds from the Private Placement and the gain related to the FDIC-assisted acquisition of Habersham, and the relatively modest growth of risk weighted assets.

These fluctuations are consistent with what management expected given the CBT and Habersham acquisitions.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

On July 29, 2011, the Company entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A., a full service community bank headquartered in Columbia, South Carolina.  No additional capital was required to support this transaction.  See Note 17 — Subsequent Events for further discussion.

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

On February 18, 2011, we acquired Habersham Bank in an FDIC-assisted deal which provided approximately $91.3 million in cash and cash equivalents.  Deposits in the amount of $340.0 million were also assumed. Of this amount, $76.2 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $264.4 million of total deposits, or 77.6%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $86.9 million in run-off of time deposit account balances between the acquisition date and June 30, 2011.  Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

The FDIC-assisted acquisition of Habersham and the subsequent sale of most of the investment securities was the largest contributing factor in the increase in our liquidity position at June 30, 2011 from our position at June 30, 2010.  On February 18, 2011, we acquired $31.9 million in cash and cash equivalents, excluding cash paid by the FDIC to consummate the acquisition, as well as $60.9 million of investment securities.  Total cash received from the FDIC was $59.4 million which included $20.1 million paid to our Bank to compensate for the liabilities assumed in excess of assets acquired and the $38.3 million asset discount bid.  We received $59.4 million in cash from the FDIC on February 22, 2011 and recorded a $938,000 payable to the FDIC which will be a part of the final settlement with the FDIC later in 2011.  We have sold most of the acquired investment securities subsequent to the acquisition date; and recorded a gain of approximately $517,000 during the first quarter of 2011 related to interest rate changes.  The remaining securities provide periodic cash flows in the form of principal and interest payments.

Excluding the Habersham acquisition, our legacy SCBT loan portfolio increased by approximately $178.2 million, or about 8.0%.  We also increased our liquidity position in February 2011 with the sale of 1,129,032 shares of our common stock in the Private Placement, resulting in net proceeds of $34.8 million.  Total cash and cash equivalents were $249.1 million at June 30, 2011 as compared to $237.1 million at December 31, 2010 and $187.0 million at June 30, 2010.

At June 30, 2011 and 2010, we had no brokered deposits.  Total deposits increased $194.0 million, or 6.4%, to $3.2 billion resulting primarily from the Habersham acquisition; excluding Habersham, total deposits decreased $59.8 million, or 2.0%.  Excluding Habersham, we increased our noninterest-bearing deposit balance by $71.7 million, or 15.4%, at June 30, 2011 as compared to the balance at June 30, 2010.  Federal funds purchased and securities sold under agreements to repurchase increased $10.3 million, or 5.8%, from the balance at June 30, 2010; and decreased $3.5 million, or 1.8%, from the balance at December 31, 2010.  Other borrowings declined by $16.3 million, or 26.0%, from June 30, 2010 due primarily to the repayment of the $15.0 million subordinated term loan during the fourth quarter of 2010.  During the first quarter of 2011, we repaid the FHLB $38.3 million for the

FHLB advances acquired in the FDIC-assisted acquisition of Habersham.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our bank’s federal funds sold position and any balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity.  At June 30, 2011, our bank had total federal funds credit lines of $244.0 million with no outstanding advances.  If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2011, our bank had $61.6 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2011, our bank had a total FHLB credit facility of $224.3 million with total outstanding letters of credit consuming $104.3 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2011, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $92.9 million at June 30, 2011.  Based on these criteria, we had five such credit concentrations at June 30, 2011, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to holding companies.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010, the matters described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and the following:

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

•                 Price risk focusing on changes in market factors that may affect the value of financial instruments which are “marked-to-market” periodically;

•                 Transaction risk arising from problems with service or product delivery;

•                 Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

•                 Regulatory change risk resulting from new laws, rules, regulations, prescribed practices or ethical standards;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2011 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	81	*	$34.69	—	147,872
May 1 - May 31	—		—	—	147,872
June 1 - June 30	669	*	27.98	—	147,872

Total	750			—	147,872

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

On April 26, 2011 SCBT Financial Corporation held its Annual Meeting of Shareholder in Columbia, South Carolina. At the Annual Meeting, there were present in person or by proxy 10,702,986 shares of SCBT’s common stock, representing 76.7% of the total outstanding eligible vote. Among other proxies at the Annual Meeting, the shareholders of SCBT conducted an advisory vote on the frequency of the advisory vote on compensation of the Company’s named executive officers. The voting results for the proposal were as follows:

	Votes	% of Shares Outstanding	% of Shares Voted

1 Year	3,201,353	22.94%	36.52%
2 Years	93,084	0.67%	1.06%
3 Years	5,329,800	38.18%	60.81%
Abstain From Voting	140,700	1.01%	1.61%
Non-votes	1,936,568	13.87%
Uncast votes	1,481	0.01%	0.00%
Total	10,702,986	76.68%	100.00%

Based on the results of the advisory vote, the Board of Directors for SCBT Financial Corporation has elected a frequency of every three years to conduct an advisory vote on compensation of the Company’s named executive officers.

Item 6.  EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2011	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 9, 2011	/s/ Donald E. Pickett
Donald E. Pickett
Executive Vice President and Chief Financial Officer

Date: August 9, 2011	/s/ Karen L. Dey
Karen L. Dey
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)                                 As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.