Form 10-Q
period 2011-09-30
SCBT FINANCIAL CORP
filed 2011-11-08
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2011
Common Stock, $2.50 par value	14,014,513

SCBT Financial Corporation and Subsidiary

September 30, 2011 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$134,939	$83,449	$81,462
Interest-bearing deposits with banks	1,530	416	928
Federal funds sold and securities purchased under agreements to resell	22,300	153,234	90,800
Total cash and cash equivalents	158,769	237,099	173,190
Investment securities:
Securities held to maturity (fair value of $19,872, $20,150 and $21,058, respectively)	18,699	19,941	19,941
Securities available for sale, at fair value	281,926	197,374	227,137
Other investments	20,422	20,597	21,116
Total investment securities	321,047	237,912	268,194
Loans held for sale	45,870	42,704	49,586
Loans:
Acquired	418,045	321,038	369,272
Less allowance for acquired loan losses	(12,123)	—	—
Non-acquired	2,461,613	2,296,200	2,258,353
Less allowance for non-acquired loan losses	(49,110)	(47,512)	(46,657)
Loans, net	2,818,425	2,569,726	2,580,968
FDIC receivable for loss share agreements	274,658	212,103	267,486
Other real estate owned (covered of $79,740, $69,317, and $47,365, respectively; and non-covered of $22,686, $17,264, and $15,657, respectively)	102,426	86,581	63,022
Premises and equipment, net	90,020	87,381	86,396
Goodwill	62,888	62,888	62,888
Other assets	61,415	58,397	61,134
Total assets	$3,935,518	$3,594,791	$3,612,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$653,923	$484,838	$472,753
Interest-bearing	2,633,729	2,519,310	2,547,393
Total deposits	3,287,652	3,004,148	3,020,146
Federal funds purchased and securities sold under agreements to repurchase	184,403	191,017	163,905
Other borrowings	46,955	46,978	62,183
Other liabilities	34,786	22,691	31,435
Total liabilities	3,553,796	3,264,834	3,277,669
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 14,004,372, 12,793,823 and 12,779,463 shares issued and outstanding	35,011	31,985	31,949
Surplus	232,314	198,647	197,885
Retained earnings	113,752	103,117	104,730
Accumulated other comprehensive income (loss)	645	(3,792)	631
Total shareholders’ equity	381,722	329,957	335,195
Total liabilities and shareholders’ equity	$3,935,518	$3,594,791	$3,612,864

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$42,912	$36,233	$120,735	$106,400
Investment securities:
Taxable	2,023	2,526	5,621	7,780
Tax-exempt	211	243	662	672
Federal funds sold and securities purchased under agreements to resell	161	247	875	713
Total interest income	45,307	39,249	127,893	115,565
Interest expense:
Deposits	3,958	7,374	14,335	21,507
Federal funds purchased and securities sold under agreements to repurchase	118	226	420	490
Other borrowings	551	638	1,611	2,766
Total interest expense	4,627	8,238	16,366	24,763
Net interest income	40,680	31,011	111,527	90,802
Provision for loan losses	8,323	10,328	23,179	43,615
Net interest income after provision for loan losses	32,357	20,683	88,348	47,187
Noninterest income:
Gains on acquisitions	11,001	—	16,529	98,081
Service charges on deposit accounts	6,050	5,683	16,695	15,788
Bankcard services income	2,980	2,397	8,684	6,617
Mortgage banking income	2,341	1,934	4,329	4,031
Trust and investment services income	1,453	1,199	4,227	3,170
Securities gains	—	—	333	—
Other-than-temporary impairment losses	(100)	(479)	(100)	(6,740)
Accretion (amortization) of FDIC indemnification asset	(3,515)	530	(7,049)	1,466
Other	581	566	1,808	2,065
Total noninterest income	20,791	11,830	45,456	124,478
Noninterest expense:
Salaries and employee benefits	17,345	15,274	52,007	44,289
OREO expense and loan related	4,118	1,861	9,428	2,416
Information services expense	2,851	2,157	7,696	6,684
Net occupancy expense	2,443	2,046	7,365	6,326
Furniture and equipment expense	2,127	1,963	6,266	5,537
Merger-related expense	1,587	566	2,794	5,438
FDIC assessment and other regulatory charges	859	1,354	3,593	3,904
Advertising and marketing	824	614	2,022	2,229
Amortization of intangibles	517	432	1,468	1,212
Professional fees	377	495	1,311	1,668
Federal Home Loan Bank advances prepayment fee	—	—	—	3,189
Other	4,110	3,170	12,480	8,604
Total noninterest expense	37,158	29,932	106,430	91,496
Earnings:
Income before provision for income taxes	15,990	2,581	27,374	80,169
Provision for income taxes	5,658	794	9,608	28,846
Net income	$10,332	$1,787	$17,766	$51,323
Earnings per common share:
Basic	$0.75	$0.14	$1.30	$4.07
Diluted	$0.74	$0.14	$1.28	$4.04
Dividends per common share	$0.17	$0.17	$0.51	$0.51
Weighted-average common shares outstanding:
Basic	13,818	12,620	13,613	12,609
Diluted	13,884	12,711	13,689	12,715

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	51,323	—	51,323
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	6,742	6,742
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(729)	(729)
Total comprehensive income								57,336
Cash dividends declared at $.51 per share	—	—	—	—	—	(6,508)	—	(6,508)
Employee stock purchases	—	—	10,097	25	278	—	—	303
Stock options exercised	—	—	12,587	32	208	—	—	240
Restricted stock awards	—	—	22,698	57	(57)	—	—	—
Common stock repurchased	—	—	(5,452)	(14)	(184)	—	—	(198)
Share-based compensation expense	—	—	—	—	1,203	—	—	1,203
Balance, September 30, 2010	—	$—	12,779,463	$31,949	$197,885	$104,730	$631	$335,195
Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income:
Net income	—	—	—	—	—	17,766	—	17,766
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	4,916	4,916
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	—	—	—	—	—	—	(479)	(479)
Total comprehensive income								22,203
Cash dividends declared at $.51 per share	—	—	—	—	—	(7,131)	—	(7,131)
Employee stock purchases	—	—	11,673	29	313	—	—	342
Stock options exercised	—	—	24,102	60	363	—	—	423
Restricted stock awards	—	—	54,080	136	(136)	—	—	—
Common stock repurchased	—	—	(8,338)	(21)	(231)	—	—	(252)
Share-based compensation expense	—	—	—	—	1,341	—	—	1,341
Common stock issued in private placement offering	—	—	1,129,032	2,822	32,017	—	—	34,839
Balance, September 30, 2011	—	$—	14,004,372	$35,011	$232,314	$113,752	$645	$381,722

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$17,766	$51,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,784	6,769
Provision for loan losses	23,179	43,615
Deferred income taxes	1,907	(4,413)
Other-than-temporary impairment on securities	100	6,740
Gain on sale of securities	(333)	—
Gains on acquisitions	(16,529)	(98,081)
Share-based compensation expense	1,341	1,203
Loss on disposal of premises and equipment	61	36
Federal Home Loan Bank advances prepayment fee	—	3,189
Amortization (accretion) on FDIC indemnification asset	7,049	(1,466)
Accretion on acquired loans	(11,905)	1,622
Net amortization of investment securities	1,136	590
Net change in:
Loans held for sale	(3,166)	(32,023)
Accrued interest receivable	593	2,820
Prepaid assets	2,748	3,055
FDIC loss share receivable	68,570	10,769
Accrued interest payable	(3,964)	(5,072)
Accrued income taxes	(1,325)	25,742
Miscellaneous assets and liabilities	17,112	(19,391)
Net cash provided by (used in) operating activities	112,124	(2,973)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	52,282	—
Proceeds from maturities and calls of investment securities held to maturity	1,240	1,595
Proceeds from maturities and calls of investment securities available for sale	70,222	92,176
Proceeds from sales of other investment securities	5,651	1,113
Purchases of investment securities available for sale	(108,366)	(43,143)
Purchases of other investment securities	(1,041)	—
Net increase in customer loans	(37,540)	(989)
Net cash received from acquisition	136,716	306,298
Purchases of premises and equipment	(12,922)	(20,876)
Proceeds from sale of premises and equipment	26	45
Net cash provided by investing activities	106,268	336,219
Cash flows from financing activities:
Net decrease in deposits	(257,725)	(92,998)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(8,090)	224
Repayment of FHLB advances	(59,128)	(166,027)
Common stock issuance	35,181	303
Common stock repurchased	(252)	(198)
Dividends paid on common stock	(7,131)	(6,508)
Stock options exercised	423	240
Net cash used in financing activities	(296,722)	(264,964)
Net increase (decrease) in cash and cash equivalents	(78,330)	68,282
Cash and cash equivalents at beginning of period	237,099	104,908
Cash and cash equivalents at end of period	$158,769	$173,190

Supplemental Disclosures:
Cash paid for:
Interest	$18,614	$29,835
Income taxes	$8,240	$6,324

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $22,038 and $30,643, respectively; and non-covered of $19,801 and $20,629, respectively)	$41,839	$51,272

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial investment in the loans should be accreted into interest income on a level-yield basis over the life of the loan.  Decreases in cash flows expected to be collected should be recognized as impairment through the provision for loan losses, net of the expected reimbursement from the FDIC through the loss share agreement.  The FDIC indemnification asset will be adjusted in a similar, consistent manner with increases and decreases in expected cash flows through the income statement in non-interest income.  The FDIC indemnification asset is also adjusted for reimbursable expenses through non-interest expense.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”). ASU No. 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU No. 2011-08”). ASU 2011-08 allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.

Note 3 — Recent Accounting and Regulatory Pronouncements (continued)

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in expansive changes in many areas affecting the financial services industry in general and the Company in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform has resulted in permanent FDIC protection for up to $250,000 of certain deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing any shortfall falling to banks with more than $10 billion in assets. Provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities (“TRUPs”) as Tier 1 capital beginning in 2013. One third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as the Company, may continue to count their pre-May 19, 2010, TRUPs as Tier 1 capital, but may not issue new Tier 1 capital TRUPs. The Dodd-Frank Act also requires new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, the price controls may affect institutions with less than $10 billion in assets, such as the Bank, which could be pressured by the marketplace to lower their own interchange rates.  We believe that regulations promulgated under the Dodd-Frank Act also will ultimately impose significant new compliance costs associated with the new regulations.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.  On July 21, 2011, the Federal Reserve’s Final Rule repealing Regulation Q, which prohibited the payment of interest on demand deposits, became effective.  As a result of this repeal, our Bank has the option of offering interest bearing demand deposits, and may incur increased interest costs for funding if we elect to offer such deposit accounts.

Effective December 31, 2010, SCBT adopted certain of the key provisions of Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. The new and amended disclosures in the ASU were effective December 31, 2010, and are included in Note 6 Loans and Allowance for Loan Losses. The disclosure for the activity in the allowance for credit losses for each period became effective for the first quarter of 2011.  In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a TDR, both for purposes of recording impairment and disclosing TDRs. A restructuring of a credit arrangement constitutes a TDR if the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs will be applied prospectively beginning in the third quarter of 2011. The related disclosures which were previously deferred are required for the interim reporting period ending September 30, 2011. The impact of adoption for SCBT is the inclusion of additional disclosures in SCBT’s consolidated financial statements and the identification of three additional TDRs for a total of $1.1 million.

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

Note 4 — Mergers and Acquisitions (continued)

BankMeridian Acquisition

On July 29, 2011, the Company’s wholly-owned subsidiary, SCBT, N.A. (the “Bank”), entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A., a full service community bank headquartered in Columbia, South Carolina. BankMeridian operated 3 branches in total in Columbia, Spartanburg, and Hilton Head, South Carolina.

Pursuant to the P&A agreement, SCBT, N.A. received a discount of $30.8 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and SCBT, N.A. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family assets (loans and OREO) provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial assets (loans and OREO) provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreement. This discount will be accreted to non-interest income over future periods.

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of BankMeridian as a part of the P&A agreement. However, the Bank has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expired approximately 90 days from the date of the acquisition.  In September of 2011, the Bank consolidated the main BankMeridian location in Columbia into the Bank’s main Columbia location, and opted to not acquire this facility.  The Bank also plans to consolidate its Spartanburg and Hilton Head locations into the locations assumed in the BankMeridian transaction during the fourth quarter of 2011.  The result of these actions will be no additional branch locations for the Bank.

As of September 30, 2011, there have been no adjustments or changes to the initial fair values related to the BankMeridian acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company.  Additionally, disclosure of pro forma financial information is made more difficult by the troubled nature of BankMeridian prior to the date of the combination.  Accordingly, no pro forma financial information has been presented.

During the three months and nine months ended September 30, 2011, noninterest income included a pre-tax gain of $11.0 million which resulted from the acquisition of BankMeridian. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of BankMeridian prior to the acquisition. The Company recognized $578,000 in merger-related expense from the BankMeridian acquisition during the three months and nine months ended September 30, 2011.

Included in the initial fair value of the FDIC indemnification asset recognized below is an expected “true up” with the FDIC, where there is an estimated payment to the FDIC of approximately $1.0 million at the end of the loss share agreement (in 10 years).  The actual payment will be determined at the end of the loss sharing agreement term and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  This “true up” estimate will be eliminated if the actual losses were to exceed management’s current estimate by an additional $10.0 million.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of July 29, 2011, as recorded by BankMeridian on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded by	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	BankMeridian	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$28,363	$23	$28,386	$—		$28,386
Investment securities	35,671	(77)	35,594	(242	)(a)	35,352
Loans	145,290	9,021	154,311	(59,330	)(b)	94,981
Premises and equipment	1,320	(1,316)	4	15	(c)	19
Intangible assets	—	—	—	551	(d)	551
FDIC receivable for loss sharing agreement	—	—	—	50,753	(e)	50,753
Other real estate owned and repossessed assets	13,932	669	14,601	(9,775	)(f)	4,826
Other assets	1,126	492	1,618	(761	)(g)	857
Total assets	$225,702	$8,812	$234,514	$(18,789)		$215,725

Liabilities
Deposits:
Noninterest-bearing	$12,431	$(12)	$12,419	$—		$12,419
Interest-bearing	192,551	(4,609)	187,942	220	(h)	188,162
Total deposits	204,982	(4,621)	200,361	220		200,581
Other borrowings	20,000	—	20,000	790	(i)	20,790
Other liabilities	1,016	(142)	874	—		874
Total liabilities	225,998	(4,763)	221,235	1,010		222,245
Net assets acquired over (under) liablities assumed	$(296)	$13,575	$13,279	$(19,799)		$(6,520)
Excess of assets acquired over (under) liabilities assumed	$(296)	$13,575	$13,279
Aggregate fair value adjustments				$(19,799)

Cash received from the FDIC						$17,050
Cash due from FDIC						471
Total						17,521
Gain on acquisition (noninterest income)						$11,001

Explanation of fair value adjustments

Adjustment reflects:

(a)—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.

(e)—Adjustment reflects the estimated fair value of payments the Company will receive from the FDIC under the loss share agreements.

(f)—Adjustment reflects the fair value adjustments to OREO based on the Company’s evaluation of the acquired OREO portfolio.

(g)—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)—Adjustment reflects the prepayment fee paid when Federal Home Loan Bank (“FHLB”) advances were completely paid off in August 2011.

Note 4 — Mergers and Acquisitions (continued)

Habersham Bank Acquisition

On February 18, 2011, the Bank entered into a P&A agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank (“Habersham”), a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia.  Habersham operated eight branches in the northeast region of Georgia.

Pursuant to the P&A agreement, the Bank received a discount of $38.3 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family assets (loans and OREO) provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial assets (loans and OREO) provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreement. This discount will be accreted to non-interest income over future periods.

The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham as a part of the P&A agreement. However, the Bank had the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expired on May 19, 2011. On May 19, 2011, the Bank notified the FDIC that it planned to acquire four bank facilities with an appraised value of approximately $6.7 million. In addition, the Bank notified the FDIC that it plans to purchase approximately $362,000 of furniture or equipment related to five locations being retained by the Bank. The Bank will settle this purchase along with other settlement items identified no later than February 17, 2012, and currently has a payable of $6.4 million as of September 30, 2011. These five banking facilities include both leased and owned locations. In June of 2011, the Bank closed 3 branches and converted the operating system of the acquired Georgia franchise.

As of September 30, 2011, there have been no adjustments or changes to the initial fair values related to the Habersham acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company.  Additionally, disclosure of pro forma financial information is made more difficult by the troubled nature of BankMeridian prior to the date of the combination.  Accordingly, no pro forma financial information has been presented.

For the nine months ended September 30, 2011, noninterest income included a pre-tax gain of $5.5 million which resulted from the acquisition of Habersham. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of Habersham prior to the acquisition. The Company recognized $239,000 and $1.4 million in merger-related expense related to the Habersham acquisition during the three months and nine months ended September 30, 2011.

There is no expected “true up” included in the initial fair value of the FDIC indemnification asset recognized for this acquisition.  This is the result of the amount of the negative bid, the expected losses, intrinsic loss estimate, and the assets covered under loss share.  This “true up” estimate can result in a needed “true up” if the expected losses were to decline by more than $26.0 million.

Note 4 — Mergers and Acquisitions (continued)

The following table presents the assets acquired and liabilities assumed as of February 18, 2011, as recorded by Habersham on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by Habersham	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$31,924	$(4)	$31,920	$—		$31,920
Investment securities	65,018	(3,582)	61,436	(566	)(a)	60,870
Loans	212,828	9,039	221,867	(94,414	)(b)	127,453
Premises and equipment	16,915	(16,915)	—	—		—
Intangible assets	—	—	—	3,262	(c)	3,262
FDIC receivable for loss sharing agreement	—	—	—	87,418	(d)	87,418
Other real estate owned and repossessed assets	42,024	(616)	41,408	(26,915	)(e)	14,493
Other assets	14,446	(11,227)	3,219	—		3,219
Total assets	$383,155	$(23,305)	$359,850	$(31,215)		$328,635

Liabilities
Deposits:
Noninterest-bearing	$76,205	$(5)	$76,200	$—		$76,200
Interest-bearing	263,246	—	263,246	1,203	(f)	264,449
Total deposits	339,451	(5)	339,446	1,203		340,649
Other borrowings	39,433	(6)	39,427	344	(g)	39,771
Other liabilities	2,819	(1,710)	1,109	—		1,109
Total liabilities	381,703	(1,721)	379,982	1,547		381,529
Net assets acquired over (under) liablities assumed	$1,452	$(21,584)	$(20,132)	$(32,762)		$(52,894)
Excess of assets acquired over (under) liabilities assumed	$1,452	$(21,584)	$(20,132)
Aggregate fair value adjustments				$(32,762)

Cash received from the FDIC						$59,360
Cash due to FDIC						(938)
Total						58,422
Gain on acquisition (noninterest income)						$5,528

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

Pursuant to the P&A agreement, the Bank received a discount of $158.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. The loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses up to $233.0 million and 95% of losses that exceed that amount. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family assets (loans and OREO) provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial assets (loans and OREO) provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. The loss share agreement applicable to single family loans provides for FDIC loss sharing for ten years and Bank reimbursement to the FDIC for ten years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements. This discount will be accreted to non-interest income over future periods.

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

Currently, there is no “true up” expected with the CBT acquisition, given the level of expected losses.  Expected losses and cash flow are measured and evaluated each quarter, and can result in a need “true up”.

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

(g)—Adjustment reflects the prepayment fee paid when FHLB advances were completely paid off in early February 2010.

(h)—Adjustment reflects the fair value of leases assumed.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2011:
State and municipal obligations	$18,699	$1,173	$—	$19,872

December 31, 2010:
State and municipal obligations	$19,941	$227	$(18)	$20,150

September 30, 2010:
State and municipal obligations	$19,941	$1,117	$—	$21,058

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2011:
Government-sponsored enterprises debt *	$60,017	$1,312	$(9)	$61,320
State and municipal obligations	40,605	2,871	(28)	43,448
Mortgage-backed securities **	171,280	5,581	(6)	176,855
Corporate stocks	255	59	(11)	303
	$272,157	$9,823	$(54)	$281,926
December 31, 2010:
Government-sponsored enterprises debt *	$69,854	$844	$(164)	$70,534
State and municipal obligations	39,749	680	(425)	40,004
Mortgage-backed securities **	83,045	1,752	(357)	84,440
Trust preferred (collateralized debt obligations)	2,324	—	(290)	2,034
Corporate stocks	256	106	—	362
	$195,228	$3,382	$(1,236)	$197,374
September 30, 2010:
Government-sponsored enterprises debt *	$94,971	$2,042	$(8)	$97,005
State and municipal obligations	38,672	2,382	(155)	40,899
Mortgage-backed securities **	79,125	4,349	(23)	83,451
Trust preferred (collateralized debt obligations)	5,360	237	(154)	5,443
Corporate stocks	285	88	(34)	339
	$218,413	$9,098	$(374)	$227,137

* - Government-sponsored enterprises holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored enterprises; there are no private-label holdings.

Note 5 — Investment Securities (continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2011:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	12,062	—	—	12,062
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,422	$—	$—	$20,422
December 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,278	—	—	13,278
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,597	$—	$—	$20,597
September 30, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,797	—	—	13,797
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$21,116	$—	$—	$21,116

The Company has determined that the investment in Federal Reserve Bank stock and FHLB stock is not other than temporarily impaired as of September 30, 2011 and ultimate recoverability of the par value of these investments is probable.

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$4	$4
Due after one year through five years	662	672	11,738	11,891
Due after five years through ten years	5,377	5,680	60,445	62,133
Due after ten years	12,661	13,520	199,971	207,898
	$18,699	$19,872	$272,157	$281,926

Note 5 — Investment Securities (continued)

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2011, December 31, 2010 and September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$9	$5,502	$—	$—
State and municipal obligations	3	675	25	476
Mortgage-backed securities	6	3,647	—	—
Corporate stocks	11	14	—	—
	$29	$9,838	$25	$476

December 31, 2010:
Securities Held to Maturity
State and municipal obligations	$18	$3,050	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$164	$26,138	$—	$—
State and municipal obligations	229	12,402	196	1,350
Mortgage-backed securities	357	31,547	—	—
Trust preferred (collateralized debt obligations)	—	—	290	2,034
	$750	$70,087	$486	$3,384

September 30, 2010:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored enterprises debt	$8	$6,392	$—	$—
State and municipal obligations	1	321	154	2,422
Mortgage-backed securities	23	1,685	—	—
Trust preferred (collateralized debt obligations)	—	—	154	2,416
Corporate stocks	34	134	—	—
	$66	$8,532	$308	$4,838

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010

Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$316,072	391,987	$402,256
Commercial non-owner occupied	304,616	320,203	322,050
Total commercial non-owner occupied real estate	620,688	712,190	724,306
Consumer real estate:
Consumer owner occupied	394,205	325,470	314,933
Home equity loans	264,588	263,961	256,934
Total consumer real estate	658,793	589,431	571,867
Commercial owner occupied real estate	719,791	578,587	547,151
Commercial and industrial	216,573	202,987	203,903
Other income producing property	142,325	124,431	127,868
Consumer	84,972	67,768	61,669
Other loans	18,471	20,806	21,589
Total non-acquired loans	2,461,613	2,296,200	2,258,353
Less allowance for loan losses	(49,110)	(47,512)	(46,657)
Non-acquired loans, net	$2,412,503	$2,248,688	$2,211,696

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

Note 6 — Loans and Allowance for Loan Losses (continued)

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

	September 30, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Acquired loans:
Commercial loans greater than or equal to $1 million	$12,744	$39,472	$52,216
Commercial real estate	44,502	72,023	116,525
Commercial real estate—construction and development	38,124	22,561	60,685
Residential real estate	54,272	76,545	130,817
Residential real estate—junior lien	954	1,491	2,445
Home equity	474	891	1,365
Consumer	6,538	5,234	11,772
Commercial and industrial	14,326	27,513	41,839
Single pay	171	210	381
Total acquired loans	$172,105	$245,940	$418,045
Less allowance for loan losses	(8,930)	(3,193)	(12,123)
Acquired loans, net	$163,175	$242,747	$405,922

	December 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Acquired loans:
Commercial loans greater than or equal to $1 million	$32,744	$51,544	$84,288
Commercial real estate	21,302	45,326	66,628
Commercial real estate—construction and development	15,262	17,050	32,312
Residential real estate	45,299	42,246	87,545
Residential real estate—junior lien	2,100	1,573	3,673
Home equity	496	1,023	1,519
Consumer	5,879	5,036	10,915
Commercial and industrial	10,821	13,921	24,742
Single pay	9,156	260	9,416
Total acquired loans	$143,059	$177,979	$321,038

There was no allowance for loan losses.

Note 6 — Loans and Allowance for Loan Losses (continued)

	September 30, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Acquired loans:
Commercial loans greater than or equal to $1 million	$42,873	$51,532	$94,405
Commercial real estate	25,684	47,512	73,196
Commercial real estate—construction and development	25,183	17,983	43,166
Residential real estate	55,539	44,867	100,406
Residential real estate—junior lien	2,023	1,702	3,725
Home equity	533	1,003	1,536
Consumer	7,206	5,982	13,188
Commercial and industrial	11,596	14,940	26,536
Single pay	12,473	641	13,114
Total acquired loans	$183,110	$186,162	$369,272

There was no allowance for loan losses.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired and non-impaired at the acquisition date for BankMeridian (July 29, 2011) are as follows:

	July 29, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$98,774	$87,869	$186,643
Non-accretable difference	(52,671)	(17,775)	(70,446)
Cash flows expected to be collected	46,103	70,094	116,197
Accretable yield	(8,468)	(12,748)	(21,216)
Carrying value	$37,635	$57,346	$94,981

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

Note 6 — Loans and Allowance for Loan Losses (continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans (impaired and non-impaired) as of September 30, 2011, December 31, 2010, and September 30, 2010 are as follows:

	September 30, 2011
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$407,068	$387,106	$794,174
Non-accretable difference	(207,217)	(80,846)	(288,063)
Cash flows expected to be collected	199,851	306,260	506,111
Accretable yield	(36,676)	(63,513)	(100,189)
Carrying value	$163,175	$242,747	$405,922

	December 31, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$301,080	$303,153	$604,233
Non-accretable difference	(140,723)	(97,788)	(238,511)
Cash flows expected to be collected	160,357	205,365	365,722
Accretable yield	(17,298)	(27,386)	(44,684)
Carrying value	$143,059	$177,979	$321,038

	September 30, 2010
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$337,364	$292,389	$629,753
Non-accretable difference	(139,976)	(86,311)	(226,287)
Cash flows expected to be collected	197,388	206,078	403,466
Accretable yield	(14,278)	(19,916)	(34,194)
Carrying value	$183,110	$186,162	$369,272

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

The unpaid principal balance for acquired loans was $644.1 million at September 30, 2011, $519.2 million at December 31, 2010 and $604.9 million at September 30, 2010.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following are changes in the carrying value of acquired loans at the acquisition date during the periods ended September 30, 2011 and 2010:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	92,541	129,893	222,434
Reductions for payments and foreclosures	(63,495)	(61,932)	(125,427)
Change in the allowance for loan losses on acquired loans	(8,930)	(3,193)	(12,123)
Balance, September 30, 2011, net of allowance for loan losses on acquired loans	$163,175	$242,747	$405,922

Balance, December 31, 2009	$—	$—	$—
Fair value of acquired loans	233,236	226,229	459,465
Reductions for payments and foreclosures	(50,126)	(40,067)	(90,193)
Balance, September 30, 2010	$183,110	$186,162	$369,272

The following are changes in the carrying amount of accretable difference for purchased impaired and non-impaired loans for the period ended September 30, 2011:

(Dollars in thousands)

Beginning balance December 31, 2010	$44,684
Addition from the Habersham acquisition	28,115
Addition from the BankMeridian acquisition	21,216
Interest income	(30,152)
Improved cash flows affecting nonaccretable difference	42,273
Other changes, net	(5,947)
Ending balance, September 30, 2011	$100,189

On December 13, 2006, the OCC, Federal Reserve, FDIC, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans.  These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

Note 6 — Loans and Allowance for Loan Losses (continued)

The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the portfolio when estimating the level of reserve required.  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 2—Summary of Significant Accounting Policies and Note 4—Mergers and Acquisitions.)

Note 6 — Loans and Allowance for Loan Losses (continued)

An aggregated analysis of the changes in allowance for loan losses for the three and nine months ended September 30 is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended September 30, 2011:
Balance at beginning of period	$48,180	$13,695	$61,875
Loans charged-off	(7,858)	(5,897)	(13,755)
Recoveries of loans previously charged off	681	—	681
Net charge-offs	(7,177)	(5,897)	(13,074)
Provision for loan losses	8,107	4,325	12,432
Benefit attributable to FDIC loss share agreements	—	(4,109)	(4,109)
Total provision for loan losses charged to operations	8,107	216	8,323
Provision for loan losses recorded through the FDIC loss share receivable	—	4,109	4,109
Balance at end of period	$49,110	$12,123	$61,233

Three months ended September 30, 2010:
Balance at beginning of period	$46,167	$—	$46,167
Loans charged-off	(10,852)	—	(10,852)
Recoveries of loans previously charged off	1,014	—	1,014
Net charge-offs	(9,838)	—	(9,838)
Provision for loan losses	10,328	—	10,328
Balance at end of period	$46,657	$—	$46,657

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Nine months ended September 30, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(21,950)	(17,747)	(39,697)
Recoveries of loans previously charged off	1,863	—	1,863
Net charge-offs	(20,087)	(17,747)	(37,834)
Provision for loan losses	21,685	29,870	51,555
Benefit attributable to FDIC loss share agreements	—	(28,376)	(28,376)
Total provision for loan losses charged to operations	21,685	1,494	23,179
Provision for loan losses recorded through the FDIC loss share receivable	—	28,376	28,376
Balance at end of period	$49,110	$12,123	$61,233

Nine months ended September 30, 2010:
Balance at beginning of period	$37,488	$—	$37,488
Loans charged-off	(36,395)	—	(36,395)
Recoveries of loans previously charged off	1,949	—	1,949
Net charge-offs	(34,446)	—	(34,446)
Provision for loan losses	43,615	—	43,615
Balance at end of period	$46,657	$—	$46,657

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the three months ended September 30, 2011 and September 30, 2010.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2011
Allowance for loan losses:
Balance, June 30, 2011	$13,548	$6,271	$8,357	$6,401	$4,403	$4,299	$3,089	$1,528	$284	$48,180
Charge-offs	(2,440)	(1,052)	(1,125)	(739)	(1,054)	(452)	(477)	(40)	(479)	(7,858)
Recoveries	161	5	149	—	10	132	210	—	14	681
Provision	3,059	1,255	813	881	1,001	254	325	170	349	8,107
Balance, September 30, 2011	$14,328	$6,479	$8,194	$6,543	$4,360	$4,233	$3,147	$1,658	$168	$49,110

Loans individually evaluated for impairment	$2,384	$438	$439	$278	$—	$—	$188	$—	$—	$3,727
Loans collectively evaluated for impairment	$11,944	$6,041	$7,755	$6,265	$4,360	$4,233	$2,959	$1,658	$168	$45,383

Loans:
Loans individually evaluated for impairment	$20,413	$11,737	$14,578	$2,959	$—	$4,723	$2,994	$—	$—	$57,404
Loans collectively evaluated for impairment	295,659	292,879	705,213	391,246	264,588	211,850	139,331	84,972	18,471	2,404,209

Total non-acquired loans	$316,072	$304,616	$719,791	$394,205	$264,588	$216,573	$142,325	$84,972	$18,471	$2,461,613

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2010
Allowance for loan losses:
Balance, June 30, 2010	$13,415	$6,996	$7,094	$5,663	$4,224	$4,073	$2,886	$1,345	$471	$46,167
Charge-offs	(5,463)	(1,493)	(376)	(1,131)	(394)	(314)	(990)	(108)	(583)	(10,852)
Recoveries	211	26	24	69	21	460	10	34	159	1,014
Provision	4,678	651	1,273	1,413	621	123	1,200	90	279	10,328
Balance, September 30, 2010	$12,841	$6,180	$8,015	$6,014	$4,472	$4,342	$3,106	$1,361	$326	$46,657

Loans individually evaluated for impairment	$1,740	$878	$435	$—	$—	$206	$578	$—	$—	$3,837
Loans collectively evaluated for impairment	$11,101	$5,302	$7,580	$6,014	$4,472	$4,136	$2,528	$1,361	$326	$42,820

Loans:
Loans individually evaluated for impairment	$27,198	$9,210	$6,952	$434	$—	$2,032	$4,586	$—	$—	$50,412
Loans collectively evaluated for impairment	375,058	312,840	540,199	314,499	256,934	201,871	123,282	61,669	21,589	2,207,941

Total non-acquired loans	$402,256	$322,050	$547,151	$314,933	$256,934	$203,903	$127,868	$61,669	$21,589	$2,258,353

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses for non-acquired loans for the nine months ended September 30, 2011 and September 30, 2010.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing	Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(9,217)	(2,808)	(2,157)	(2,692)	(1,808)	(900)	(1,320)	(156)	(892)	(21,950)
Recoveries	391	43	157	106	101	241	372	59	393	1,863
Provision	8,912	2,816	2,380	3,069	1,643	579	1,261	564	461	21,685
Balance, September 30, 2011	$14,328	$6,479	$8,194	$6,543	$4,360	$4,233	$3,147	$1,658	$168	$49,110

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2010
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(14,755)	(2,557)	(2,267)	(3,700)	(1,931)	(7,346)	(2,287)	(308)	(1,244)	(36,395)
Recoveries	613	30	55	83	39	601	10	122	396	1,949
Provision	17,814	2,915	4,249	4,996	2,613	6,757	3,008	289	974	43,615
Balance, September 30, 2010	$12,841	$6,180	$8,015	$6,014	$4,472	$4,342	$3,106	$1,361	$326	$46,657

Note 6 — Loans and Allowance for Loan Losses (continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for the three months and nine months ended September 30, 2011. As of September 30, 2010, no provision had been made for acquired loans.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

Allowance for loan losses:
For the three months ended September 30, 2011:
Balance, June 30, 2011	$10,913	$1,318	$—	$1,464	$—	$—	$—	$—	$—	$13,695
Charge-offs	(4,931)	(281)	—	(432)	—	—	—	(253)	—	(5,897)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	1,752	—	—	—		—	—	2,573	—	4,325
Benefit attributable to FDIC loss share agreements	(1,664)	—	—	—	—	—	—	(2,444)	—	(4,109)
Total provision for loan losses charged to operations	88	—	—	—	—	—	—	129	—	216
Provision for loan losses recorded through the FDIC loss share receivable	1,664	—	—	—	—	—	—	2,444	—	4,109
Balance, September 30, 2011	$7,734	$1,037	$—	$1,032	$—	$—	$—	$2,320	$—	$12,123

For the nine months ended September 30, 2011
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(10,825)	(281)	—	(432)	(462)	—	—	(2,182)	(3,565)	(17,747)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	18,559	1,318	—	1,464	462	—	—	4,502	3,565	29,870
Benefit attributable to FDIC loss share agreements	(17,630)	(1,252)	—	(1,391)	(439)	—	—	(4,277)	(3,387)	(28,376)
Total provision for loan losses charged to operations	929	66	—	73	23	—	—	225	178	1,495
Provision for loan losses recorded through the FDIC loss share receivable	17,630	1,252	—	1,391	439	—	—	4,277	3,387	28,376
Balance, September 30, 2011	$7,734	$1,037	$—	$1,032	$—	$—	$—	$2,320	$—	$12,123

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$7,734	$1,037	$—	$1,032	$—	$—	$—	$2,320	$—	$12,123

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	52,216	116,525	60,685	130,817	2,445	1,365	11,772	41,839	381	418,045

Total acquired loans	$52,216	$116,525	$60,685	$130,817	$2,445	$1,365	$11,772	$41,839	$381	$418,045

Note 6 — Loans and Allowance for Loan Losses (continued)

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below) and (iv) the general economic conditions of the markets that we serve.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

•                  Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

•                  Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•                  Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•                  Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$228,166	$284,708	$282,211	$233,283	$258,698	$267,919	$635,881	$503,367	$465,304
Special mention	40,294	40,463	42,844	51,241	37,487	33,408	45,398	38,204	47,095
Substandard	47,612	66,816	77,201	20,092	24,018	20,502	38,512	36,785	34,748
Doubtful	—	—	—	—	—	221	—	231	4
	$316,072	$391,987	$402,256	$304,616	$320,203	$322,050	$719,791	$578,587	$547,151

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$200,996	$190,608	$188,994	$118,502	$101,441	$102,557	$1,416,828	$1,338,822	$1,306,985
Special mention	6,598	8,104	8,258	11,823	10,074	10,625	155,354	134,332	142,230
Substandard	8,979	4,275	6,651	12,000	12,872	14,611	127,195	144,766	153,713
Doubtful	—	—	—	—	44	75	—	275	300
	$216,573	$202,987	$203,903	$142,325	$124,431	$127,868	$1,699,377	$1,618,195	$1,603,228

Note 6 — Loans and Allowance for Loan Losses (continued)

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans at September 30:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$343,662	$289,168	$282,381	$246,970	$248,261	$241,720	$83,842	$66,775	$60,764
Special mention	28,348	17,919	13,215	9,904	7,794	8,631	665	532	321
Substandard	22,195	18,383	19,297	7,714	7,906	6,583	465	461	511
Doubtful	—	—	40	—	—	—	—	—	73
	$394,205	$325,470	$314,933	$264,588	$263,961	$256,934	$84,972	$67,768	$61,669

	Other			Consumer Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2011	2010	2010	2011	2010	2010

Pass	$18,471	$20,806	$21,589	$692,945	$625,010	$606,454
Special mention	—	—	—	38,917	26,245	22,167
Substandard	—	—	—	30,374	26,750	26,391
Doubtful	—	—	—	—	—	113
	$18,471	$20,806	$21,589	$762,236	$678,005	$655,125

The following table presents the credit risk profile by risk grade of total non-acquired loans at September 30:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
	2011	2010	2010

Pass	$2,109,773	$1,963,832	$1,913,443
Special mention	194,271	160,577	164,397
Substandard	157,569	171,516	180,104
Doubtful	—	275	409
	$2,461,613	$2,296,200	$2,258,353

At September 30, 2011, the aggregate amount of non-acquired substandard and doubtful loans totaled $157.6 million. When these loans are combined with non-acquired OREO of $22.7 million, our non-acquired classified assets (as defined by our primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”)) were $180.3 million. At December 31, 2010, the amounts were $171.8 million, $17.3 million, and $189.1 million, respectively. At September 30, 2010, the amounts were $180.5 million, $15.7 million, and $199.2 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following table presents the credit risk profile by risk grade of acquired loans, net of the related discount at September 30:

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million			Commercial Real Estate			Construction and Development
	Sept 30,	December 31,	Sept 30,	Sept 30,	December 31,	Sept 30,	Sept 30,	December 31,	Sept 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$17,994	$26,395	$27,775	$37,997	$29,506	$33,286	$12,047	$11,897	$15,778
Special mention	6,040	10,317	7,825	23,938	10,048	11,135	7,927	3,218	3,226
Substandard	28,182	46,952	57,184	54,090	26,696	28,404	37,931	16,877	23,340
Doubtful	—	624	1,621	500	378	371	2,780	320	822
	$52,216	$84,288	$94,405	$116,525	$66,628	$73,196	$60,685	$32,312	$43,166

				Residential Real Estate—
	Residential Real Estate			Junior Lien			Home Equity
	Sept 30,	December 31,	Sept 30,	Sept 30,	December 31,	Sept 30,	Sept 30,	December 31,	Sept 30,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$55,089	$42,807	$49,976	$1,508	$2,219	$2,410	$895	$1,069	$1,275
Special mention	19,147	10,470	11,525	269	93	84	216	156	190
Substandard	53,674	33,112	36,445	596	1,112	971	254	294	71
Doubtful	2,907	1,156	2,460	72	249	260	—	—	—
	$130,817	$87,545	$100,406	$2,445	$3,673	$3,725	$1,365	$1,519	$1,536

	Consumer			Commercial & Industrial			Single Pay
	Sept 30,	December 31,	Sept 30,	Sept 30,	December 31,	Sept 30,	Sept 30,	December 31,	Sept 30,
	2011	2010	2010	2011	2010	2010	2011	2010	2010

Pass	$7,127	$7,401	$9,263	$14,712	$10,482	$12,299	$98	$258	$380
Special mention	1,084	528	593	8,551	3,389	3,491	62	65	—
Substandard	3,041	2,828	3,143	17,429	10,503	9,752	221	8,877	12,096
Doubtful	520	158	189	1,147	368	994	—	216	638
	$11,772	$10,915	$13,188	$41,839	$24,742	$26,536	$381	$9,416	$13,114

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

An aging analysis of past due loans, segregated by class for non-acquired loans, as of September 30, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$578	$473	$383	$1,434	$25,087	$289,551	$316,072
Commercial non-owner occupied	779	818	—	1,597	11,272	291,747	304,616
Commercial owner occupied	1,150	348	—	1,498	14,653	703,640	719,791

Consumer real estate:
Consumer owner occupied	847	552	34	1,433	9,819	382,953	394,205
Home equity loans	1,307	80	1	1,388	1,752	261,448	264,588

Commercial and industrial	517	229	4	750	4,961	210,862	216,573
Other income producing property	232	—	—	232	4,704	137,389	142,325
Consumer	263	73	32	368	205	84,399	84,972
Other loans	92	33	41	166	408	17,897	18,471

	$5,765	$2,606	$495	$8,866	$72,861	$2,379,886	$2,461,613

Note 6 — Loans and Allowance for Loan Losses (continued)

An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$3,304	$1,133	$—	$4,437	$28,390	$359,160	$391,987
Commercial non-owner occupied	779	240	—	1,019	10,073	309,111	320,203
Commercial owner occupied	1,063	453	—	1,516	13,056	564,015	578,587

Consumer real estate:
Consumer owner occupied	1,626	1,086	16	2,728	7,176	315,566	325,470
Home equity loans	725	79	14	818	2,517	260,626	263,961

Commercial and industrial	622	98	—	720	1,282	200,985	202,987
Other income producing property	806	103	18	927	6,356	117,148	124,431
Consumer	597	175	33	805	176	66,787	67,768
Other loans	35	16	37	88	—	20,718	20,806

	$9,557	$3,383	$118	$13,058	$69,026	$2,214,116	$2,296,200

An aging analysis of past due loans, segregated by class for non-acquired loans, as of September 30, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial real estate:
Construction and land development	$3,547	$876	$21	$4,444	$34,307	$363,505	$402,256
Commercial non-owner occupied	769	31	—	800	8,740	312,510	322,050
Commercial owner occupied	1,391	185	—	1,576	8,754	536,821	547,151

Consumer real estate:
Consumer owner occupied	1,917	460	119	2,496	7,610	304,827	314,933
Home equity loans	1,057	165	—	1,222	1,162	254,550	256,934

Commercial and industrial	938	33	114	1,085	2,852	199,966	203,903
Other income producing property	333	185	—	518	6,713	120,637	127,868
Consumer	438	101	14	553	305	60,811	61,669
Other loans	380	—	51	431	—	21,158	21,589

	$10,770	$2,036	$319	$13,125	$70,443	$2,174,785	$2,258,353

Note 6 — Loans and Allowance for Loan Losses (continued)

An aging analysis of past due loans, segregated by class for acquired loans as of September 30, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$2,294	$1,440	$17,666	$21,400	$—	$30,816	$52,216
Commercial real estate	2,575	1,045	23,224	26,844	—	89,681	116,525
Commercial real estate—construction and development	1,604	675	27,025	29,304	—	31,381	60,685
Residential real estate	3,631	2,483	14,365	20,479	—	110,338	130,817
Residential real estate—junior lien	136	82	99	317	—	2,128	2,445
Home equity	21	—	33	54	—	1,311	1,365
Consumer	491	229	936	1,656	—	10,116	11,772
Commercial and industrial	1,093	1,697	8,242	11,032	—	30,807	41,839
Single pay	7	3	121	131	—	250	381
	$11,852	$7,654	$91,711	$111,217	$—	$306,828	$418,045

An aging analysis of past due loans, segregated by class for acquired loans, as of December 31, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$3,993	$—	$30,220	$34,213	$—	$50,075	$84,288
Commercial real estate	1,067	458	14,240	15,765	—	50,864	66,629
Commercial real estate—construction and development	1,197	499	10,915	12,611	—	19,702	32,313
Residential real estate	2,508	1,397	20,077	23,982	—	63,563	87,545
Residential real estate—junior lien	165	59	863	1,087	—	2,586	3,673
Home equity	15	56	101	172	—	1,347	1,519
Consumer	614	323	1,303	2,240	—	8,675	10,915
Commercial and industrial	1,533	470	6,986	8,989	—	15,753	24,742
Single pay	—	—	8,900	8,900	—	516	9,416
	$11,092	$3,262	$93,605	$107,959	$—	$213,081	$321,040

An aging analysis of past due loans, segregated by class for acquired loans, as of September 30, 2010 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past			Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Nonaccruals	Current	Loans

Commercial loans greater than or equal to $1 million	$3,058	$3,807	$31,218	$38,083	$—	$56,322	$94,405
Commercial real estate	2,778	3,357	16,023	22,158	—	51,038	73,196
Commercial real estate—construction and development	2,370	2,525	16,006	20,901	—	22,265	43,166
Residential real estate	5,730	3,571	23,265	32,566	—	67,840	100,406
Residential real estate—junior lien	253	176	503	932	—	2,793	3,725
Home equity	41	91	29	161	—	1,375	1,536
Consumer	884	349	1,778	3,011	—	10,177	13,188
Commercial and industrial	2,290	1,322	6,495	10,107	—	16,429	26,536
Single pay	7	4,788	7,579	12,374	—	740	13,114
	$17,411	$19,986	$102,896	$140,293	$—	$228,979	$369,272

Acquired loans that are past due continue to accrue accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance

September 30, 2011
Commercial real estate:
Construction and land development	$31,695	$11,839	$8,574	$20,413	$2,384
Commercial non-owner occupied	14,770	10,675	1,062	11,737	438
Commercial owner occupied	17,140	9,784	4,794	14,578	439

Consumer real estate:
Consumer owner occupied	3,423	947	2,012	2,959	278
Home equity loans	—	—	—	—	—

Commercial and industrial	4,912	4,723	—	4,723	—
Other income producing property	3,270	2,357	637	2,994	188
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$75,210	$40,325	$17,079	$57,404	$3,727

December 31, 2010
Commercial real estate:
Construction and land development	$29,656	$13,362	$9,719	$23,081	$1,718
Commercial non-owner occupied	12,902	5,824	5,124	10,948	1,444
Commercial owner occupied	11,279	5,353	5,394	10,747	830

Consumer real estate:
Consumer owner occupied	1,725	—	1,540	1,540	80
Home equity loans	—	—	—	—	—

Commercial and industrial	1,145	—	1,144	1,144	36
Other income producing property	4,402	2,246	907	3,153	28
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,109	$26,785	$23,828	$50,613	$4,136

September 30, 2010
Commercial real estate:
Construction and land development	$39,373	$16,105	$11,093	$27,198	$1,740
Commercial non-owner occupied	11,172	6,623	2,587	9,210	878
Commercial owner occupied	7,443	2,709	4,243	6,952	435

Consumer real estate:
Consumer owner occupied	612	434	—	434	—
Home equity loans	—	—	—	—	—

Commercial and industrial	7,848	1,693	339	2,032	206
Other income producing property	5,182	1,651	2,935	4,586	578
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$71,630	$29,215	$21,197	$50,412	$3,837

Acquired loans are accounted for in pools as shown on page 18 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on impaired loans for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$21,087	$46	$22,693	$114
Commercial non-owner occupied	11,989	64	11,546	89
Commercial owner occupied	10,790	210	11,413	301

Consumer real estate:
Consumer owner occupied	2,370	18	1,889	41
Home equity loans	—	—	—	—

Commercial and industrial	1,096	104	1,085	104
Other income producing property	2,672	11	1,903	26
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$50,004	$453	$50,529	$675

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010

Commercial non-owner occupied real estate:
Construction and land development	$18,542	$27,207	$34,038
Commercial non-owner occupied	10,870	8,407	8,740
Total commercial non-owner occupied real estate	29,412	35,614	42,778
Consumer real estate:
Consumer owner occupied	7,807	6,865	7,610
Home equity loans	1,752	2,517	1,162
Total consumer real estate	9,559	9,382	8,772
Commercial owner occupied real estate	11,957	10,499	6,204
Commercial and industrial	4,961	1,282	2,852
Other income producing property	5,069	5,708	6,053
Consumer	205	176	305
Other loans	—	—	—
Restructured loans	11,698	6,365	3,479
Total loans on nonaccrual status	$72,861	$69,026	$70,443

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans.  Any loans that are modified are reviewed by the Bank to determine if a troubled debt restructuring (“TDR” or “restructured loan”) has occurred.  A TDR is a modification in which the Bank grants a concession to a borrower that it would not otherwise consider due to economic or legal reasons related to a borrower’s financial difficulties.  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation.

Note 6 — Loans and Allowance for Loan Losses (continued)

SCBT designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310.40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

The following table presents restructured non-acquired loans segregated by class and type of concession for the three months and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	3	$387	$384	14	$3,122	$3,059
Commercial owner occupied	—	—	—	2	1,334	1,302
Consumer owner occupied	—	—	—	2	759	743
Other income producting property	1	46	44	1	46	44
Total interest rate modifications	4	$433	$428	19	$5,261	$5,148

Term modification
Construction and land development	1	$2,443	$2,443	1	$2,443	$2,443
Commercial owner occupied	—	—	—	2	927	872
Consumer owner occupied	—	—	—	1	605	600
Total term modifications	1	$2,443	$2,443	4	$3,975	$3,915

Total restructured loans	5	$2,876	$2,871	23	$9,236	$9,063

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of September 30, 2011 by type of concession:

	Paying Under Restructured Terms		Converted to Non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Interest rate modification	23	$7,080	4	$1,857	2	$708
Term modification	6	4,561	—	—	—	—
Forgiveness of principal	1	594	—	—	1	146

	30	$12,235	4	$1,857	3	$854

The amount of specific reserve associated with non-acquired restructured loans was $1.7 million at September 30, 2011.  The Company had $63,000 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2011.  At September 30, 2011, there were no specific reserves related to the restructured loans that had subsequently defaulted.

There were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2011.

As a result of the adoption of ASU 2011-02, SCBT identified three additional TDRs for a total of $1.1 million. There were no specific reserves associated with these loans as of September 30, 2011.

Note 7—Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the periods ended September 30, 2011 and September 30, 2010:

(Dollars in thousands)

Balance, December 31, 2010	$212,103
FDIC loss share receivable recorded for Habersham agreement	87,418
FDIC loss share receivable recorded for BankMeridian agreement	50,753
Increase in expected losses on indemnified assets	28,375
Claimable losses on OREO covered under loss share agreements	11,076
Reimbursable expenses claimed	9,803
Accretion of discounts and premiums, net	(7,049)
Reimbursements from FDIC	(117,821)
Balance, September 30, 2011	$274,658

(Dollars in thousands)

Balance, December 31, 2009	$—
FDIC loss share receivable recorded for CBT agreement	276,789
Accretion of discounts and premiums, net	1,466
Reimbursable expenses claimed	2,033
Reimbursements from FDIC	(12,802)
Balance, September 30, 2010	$267,486

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is initially recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At September 30, 2011, the Company estimated that $19.6 million was currently receivable from the FDIC.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at September 30, 2011 and September 30, 2010:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Acquired in BankMeridian acquisition	—	4,826	4,826
Additions, net	19,801	33,697	53,498
Writedowns	(6,080)	(11,659)	(17,739)
Sold	(8,299)	(30,934)	(39,233)

Balance, September 30, 2011	$22,686	$79,740	$102,426

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2009	$3,102	$—	$3,102
Acquired in CBT Acquisition	—	25,876	25,876
Additions	20,629	30,643	51,272
Writedowns	(1,687)	—	(1,687)
Sold	(6,387)	(9,154)	(15,541)

Balance, September 30, 2010	$15,657	$47,365	$63,022

The covered OREO above is covered pursuant to the FDIC loss share agreements which are discussed in Note 4—Mergers and Acquisition, and is presented net of the related fair value discount.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010

Certificates of deposit	$955,019	$1,129,892	$1,209,462
Interest-bearing demand deposits	1,385,541	1,186,260	1,134,632
Demand deposits	653,923	484,838	472,753
Savings deposits	263,981	202,054	199,227
Other time deposits	29,188	1,104	4,072
Total deposits	$3,287,652	$3,004,148	$3,020,146

The aggregate amounts of time deposits in denominations of $100,000 or more at September 30, 2011, December 31, 2010, and September 30, 2010 were $422.5 million, $530.8 million and $568.5 million, respectively.  In July of 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At September 30, 2011, December 31, 2010, and September 30, 2010, SCBT had $149.9 million, $177.5 million, and $214.6 million in certificates of deposits greater than $250,000, respectively.  The Company did not have brokered certificates of deposit at September 30, 2011, December 31, 2010, and September 30, 2010.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2011.

The components of net periodic pension expense recognized during the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Service cost	$—	$—	$—	$—
Interest cost	274	270	822	810
Expected return on plan assets	(400)	(377)	(1,200)	(1,131)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	137	65	411	195
Net periodic pension expense (benefit)	$11	$(42)	$33	$(126)

The Company contributed $304,000 and $760,000 to the pension plan for the three and nine months ended September 30, 2011 and anticipates making similar additional quarterly contributions during the remainder of the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2011	2010	2011	2010
Basic earnings per share:
Net income	$10,332	$1,787	$17,766	$51,323

Weighted-average basic shares	13,818	12,620	13,613	12,609
Basic earnings per share	$0.75	$0.14	$1.30	$4.07

Diluted earnings per share:
Net income	$10,332	$1,787	$17,766	$51,323

Weighted-average basic shares	13,818	12,620	13,613	12,609
Effect of dilutive securities	66	91	76	106
Weighted-average dilutive shares	13,884	12,711	13,689	12,715
Diluted earnings per share	$0.74	$0.14	$1.28	$4.04

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Number of shares	268,022	225,511	256,664	125,942
Range of exercise prices	$26.01 - $40.99	$26.01 - $40.99	$26.01 - $40.99	$26.01-$40.99

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2011	386,207	$29.02
Granted	27,542	32.05
Exercised	(19,251)	17.98
Expired/Forfeited	(1)	11.39
Outstanding at September 30, 2011	394,497	29.77	4.79	$321

Exercisable at September 30, 2011	309,669	29.25	3.83	$321

Weighted-average fair value of options granted during the year	$11.65

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Nine Months Ended
	September 30,
	2011	2010

Dividend yield	2.20%	2.00%
Expected life	6 years	6 years
Expected volatility	44%	50%
Risk-free interest rate	2.32%	2.73%

As of September 30, 2011, there was $754,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.28 years as of September 30, 2011.  The total fair value of shares vested during the nine months ended September 30, 2011 was $453,000.

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

Note 12 — Share-Based Compensation (continued)

Nonvested restricted stock for the nine months ended September 30, 2011 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2011	150,629	$30.74
Granted	54,078	32.09
Vested	(27,724)	36.19
Forfeited	—	—
Nonvested at September 30, 2011	176,983	30.30

As of September 30, 2011, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.0 years as of September 30, 2011.  The total fair value of shares vested during the nine months ended September 30, 2011 was $1.0 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2011, commitments to extend credit and standby letters of credit totaled $772.5 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Pooled trust preferred securities were Level 3 securities under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company determined that (1) there were few observable transactions and market quotations available and they were not reliable for purposes of determining fair value at December 31, 2010 and September 30, 2010, and (2) an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.  This income valuation approach requires numerous steps in determining fair value.  These steps included estimating credit quality of the collateral, generating asset defaults, forecasting cash flows for underlying collateral, and determining losses given default assumption.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$61,320	$—	$61,320	$—
State and municipal obligations	43,448	—	43,448	—
Mortgage-backed securities	176,855	—	176,855	—
Corporate stocks	303	278	25	—
Total securities available for sale	$281,926	$278	$281,648	$—

Liabilities
Derivative financial instruments	$1,377	$—	$1,377	$—

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$70,534	$—	$70,534	$—
State and municipal obligations	40,004	—	40,004	—
Mortgage-backed securities	84,440	—	84,440	—
Trust preferred (collateralized debt obligations)	2,034	—	—	2,034
Corporate stocks	362	337	25	—
Total securities available for sale	$197,374	$337	$195,003	$2,034

Liabilities
Derivative financial instruments	$635	$—	$635	$—

Note 14 — Fair Value (continued)

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale:
Government-sponsored enterprises debt	$97,005	$—	$97,005	$—
State and municipal obligations	40,899	—	40,899	—
Mortgage-backed securities	83,451	—	83,451	—
Trust preferred (collateralized debt obligations)	5,443	—	—	5,443
Corporate stocks	339	304	35	—
Total securities available for sale	$227,137	$304	$221,390	$5,443

Liabilities
Derivative financial instruments	$1,151	$—	$1,151	$—

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2011.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2011 is as follows:

Pooled Trust
(Dollars in thousands)	Preferred Securities

Fair value, January 1, 2011	$2,034
Change in unrealized loss recognized in other comprehensive income	95
Other-than-temporary impairment losses recognized in income	—
Sales	(2,129)
Transfers in and/or out of level 3	—
Fair value, September 30, 2011	$—

Total unrealized gains (losses), net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at September 30, 2011	$—

Note 14 — Fair Value (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$79,740	$—	$—	$79,740

Non-acquired:
Impaired loans	33,748	—	22,990	10,758
OREO	22,686	—	—	22,686

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$69,317	$—	$—	$69,317

Non-acquired:
Impaired loans	33,740	—	18,525	15,215
OREO	17,264	—	—	17,264

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Covered under FDIC loss share agreements:
OREO	$47,365	$—	$—	$47,365

Non-acquired:
Impaired loans	38,689	—	26,600	12,089
OREO	15,657	—	—	15,657

Note 14 — Fair Value (continued)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011, December 31, 2010 and September 30, 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank stock and FHLB stock approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 42 regarding fair value.

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

Note 14 — Fair Value (continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	September 30,		December 31,		September 30,
	2011		2010		2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$158,769	$158,769	$237,099	$237,099	$173,190	$173,190
Investment securities	321,047	322,220	237,912	238,121	268,194	269,311
Loans, net of allowance for loan losses, and loans held for sale	2,864,295	2,809,749	2,612,430	2,551,032	2,630,554	2,528,842
FDIC receivable for loss share agreements	274,658	222,806	212,103	212,103	267,486	267,486
Accrued interest receivable	12,875	12,875	11,711	11,711	13,014	13,014
Financial liabilities:
Deposits	3,287,652	3,294,308	3,004,148	3,014,795	3,020,146	3,034,736
Federal funds purchased and securities sold under agreements to repurchase	184,403	184,403	191,017	191,017	163,905	163,905
Other borrowings	46,955	42,567	46,978	46,978	62,183	53,259
Accrued interest payable	2,673	2,673	4,858	4,858	5,011	5,011
Interest rate swap — cash flow hedge	1,377	1,377	635	635	1,151	1,511
Off balance sheet financial instruments:
Commitments to extend credit	—	(9,719)	—	(13,787)	—	(13,036)
Standby letters of credit and financial guarantees	—	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The components of the change in other comprehensive income and the related tax effects were as follows:

	September 30,
	2011			2010
			Net of			Net of
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Change in net unrealized gain on securities available for sale	$7,622	$(2,706)	4,916	$10,452	$(3,710)	$6,742
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	—	—	(6,740)	2,292	(4,448)
Less, reclassification adjustment for portion included in net income	—	—	—	6,740	(2,292)	4,448
Net noncredit portion of other-than-temporary impairment losses	—	—	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	(743)	264	(479)	(1,130)	401	(729)
Other comprehensive income	$6,879	$(2,442)	$4,437	$9,322	$(3,309)	$6,013

Note 15 — Accumulated Other Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		on Securities
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total

Balance at December 31, 2010	$(4,816)	$1,433	$(409)	$(3,792)
Change in net unrealized gain on securities available for sale	—	4,916	—	4,916
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	(479)	(479)
Balance at September 30, 2011	$(4,816)	$6,349	$(888)	$645

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $888,000 and $729,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company recognized a $1.4 million and a $1.2 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2011 and 2010, respectively. There was no ineffectiveness in the cash flow hedge during the nine months ended September 30, 2011 and 2010.

Note 16 — Derivative Financial Instruments (continued)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2011 and 2010, SCBT was required to provide $1.4 million and $750,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, N.A. (the “Bank”), a national bank that opened for business in 1934.  We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina, BankMeridian, a division of the Bank, in South Carolina, and Community Bank & Trust (“CBT”), a division of the Bank, in northeast Georgia.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At September 30, 2011, we had approximately $3.9 billion in assets and 1,079 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010 and September 30, 2010.    Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Purchase and Assumption Agreement — BankMeridian

On July 29, 2011, the Company entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A. (“BankMeridian”), a full service community bank headquartered in Columbia, South Carolina.  BankMeridian operated three branches in Columbia, Hilton Head, and Spartanburg.  In September of 2011, we closed the Columbia branch.  During the fourth quarter of 2011, we will be converting the operating systems of BankMeridian. Please reference Note 4 — Mergers and Acquisitions in the unaudited condensed consolidated financial statements within PART I, Item 1 Financial Statements.

Branch closings and consolidation

During the third quarter of 2011, the Company announced that it would be closing or consolidating ten branches, located primarily in northeast Georgia.  The Company has recorded approximately $750,000 in costs related to these activities in the third quarter, and expects to incur approximately $400,000 of additional costs during the fourth quarter.  The expected annual cost savings beginning in 2012 is approximately $3.0 million.

Purchase and Assumption Agreement — Habersham Bank

On February 18, 2011, the Bank entered into a P & A agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank (“Habersham”), a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia. Habersham operated eight branches in the northeast region of Georgia. In June of 2011, we closed three Habersham branches and four CBT branches and converted the operating system of the acquired franchise.  Please reference Note 4 — Mergers and Acquisitions in the unaudited condensed consolidated financial statements within PART I, Item 1 Financial Statements.

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

Government Actions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) limits interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, the price controls may affect institutions with less than $10 billion in assets, such as the Bank, which may be pressured by the marketplace to lower their own interchange rates.  We believe that regulations promulgated under the Dodd-Frank Act also will ultimately impose significant new compliance costs.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

On July 21, 2011, the Federal Reserve’s Final Rule repealing Regulation Q, which prohibited the payment of interest on demand deposits, became effective.  As a result of this repeal, our Bank has the option of offering interest bearing demand deposits, and may incur increased interest costs for funding if we elect to offer such deposit accounts.

On September 21, 2011, the Federal Reserve’s Federal Open Market Committee (“FOMC”) announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities.  In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 3 years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative.  Further, to help support conditions in mortgage markets, the FOMC announced that it intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

For additional information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 71 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of September 30, 2011, December 31, 2010 and September 30, 2010, the balance of goodwill was $62.9 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  However, during the third quarter of 2011, our stock price traded below book value, but always above tangible book value.  The lowest price during the quarter the stock traded was $24.54, and the stock price closed on September 30, 2011 at $24.68, below book value.  In the event our stock were to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2011, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, included in other assets in the condensed consolidated balance sheets, consist of costs that resulted from the acquisition of deposits from other financial institutions or the estimated fair value of these assets acquired through business combinations.  Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions.  These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts.  The estimated useful lives are periodically reviewed for reasonableness.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2010, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2008.

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

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans or through reclassification of former branch sites, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure.  Subsequent adjustments to this value are described below.

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

Results of Operations

We reported consolidated net income available to common shareholders of $10.3 million, or diluted earnings per share (“EPS”) of $0.74, for the third quarter of 2011 as compared to consolidated net income available to common shareholders of $1.8 million, or diluted EPS of $0.14, in the comparable period of 2010.  This $8.5 million increase was the net result of the following items:

•                  Improved net interest income of $9.7 million due primarily to the improved yields of acquired loans and reduced interest expense in both deposits and other borrowings;

•                  Improved provision for loan losses which decreased by $2.2 million over the comparable quarter for the non-acquired SCBT loan portfolio;

•                  Increase in non-interest income of $9.0 million due primarily to the $11.0 million pre-tax gain from the BankMeridian acquisition, offset by the negative accretion on the CBT indemnification asset.  All other categories of non-interest income showed improvement;  offset by a

•                  Increase in non-interest expenses by $7.2 million, with $423,000 of this from the addition of BankMeridian; excluding BankMeridian expenses, the increases consisted of $1.9 million in salaries and benefits; $2.3 million related to OREO and loan related expenses; $1.0 million in merger-related expenses; and $1.1 million in other expenses; offset by a $536,000 decline in the FDIC assessment and other regulatory charges.

We believe our asset quality related to non-acquired loans continues to be at manageable levels despite the increase of nonperforming assets in total dollars to $96.1 million from $93.7 million at June 30, 2011, and from $86.4 million at September 30, 2010.  As a percentage of total assets (excluding covered assets) total NPAs increased to 2.44% at September 30, 2011 compared to 2.39% at September 30, 2010.   Non-acquired nonperforming assets increased 11.1% from the third quarter of 2010.  Net charge-offs as a percentage of average loans decreased to 1.16% from 1.74% in the third quarter of 2010 and increased from 0.71% in the second quarter of 2011.

Non-acquired loans 30-89 past due decreased by $4.5 million from September 30, 2010 amount of $12.9 million, a decline of 35%, to $8.4 million.  This was a decrease of $3.1 million from the balance at June 30, 2011 of $11.5 million.  In addition, the level of classified loans decreased by $22.9 million, or 12.7%, from $180.5 million at September 30, 2010 to $157.6 million at September 30, 2011.  These loans also declined by $6.3 million from the $163.9 million at June 30, 2011.

The allowance for loan losses remained consistent with June 30, 2011 at 2.00% of total non-acquired loans at September 30, 2011, and declined from 2.07% at September 30, 2010.  Our allowance provides 0.67 times coverage of nonperforming loans at September 30, 2011, higher from 0.66 times at September 30, 2010, and down from 0.70 times at June 30, 2011.  During the third quarter of 2011, our OREO not covered under FDIC loss share agreements increased by $7.0 million from the third quarter of 2010, and decreased by $2.2 million from June 30, 2011.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired CBT loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was largely offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during the first quarter of 2011.  During the third quarter of 2011, the Company assessed the estimated cash flows and determined the following impact to the acquired loan portfolio and related impact on the indemnification asset:

•                  The review of the performance of the loan pools during the third quarter resulted in an increase in the overall loss expectation for three pools by $4.3 million;

•                  Principally as a result of the credit loss increase, there was approximately a $216,000 increase in the provision for loan losses for the quarter, net of the FDIC reimbursement of 95%; and

•                  There was no improvement in any pools during the quarter

As of September 30, 2011, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired Habersham or BankMeridian assets based on its evaluation of expected cash flows.

Compared to the third quarter of 2010, our loan portfolio has increased 9.6% to $2.9 billion, driven by growth in all loan categories except construction / land development and commercial non-owner occupied loans.  Excluding the acquired loan portfolio, our loans grew by 9.0% or $203.3 million from the third quarter of 2010.  The largest increases within the non-acquired loan portfolio occurred in commercial owner occupied by $172.6 million, or 31.6%, consumer owner occupied by $79.3 million, or 25.2%, consumer by $23.3 million, or 37.8%, other income producing property by $14.5 million, or 11.3%, and commercial and industrial by $12.7 million, or 6.2%.  For the three months ended September 30, 2011, mortgage loans originated and sold in the secondary market grew by $27.9 million as refinancing activity and home sales improved seasonally.

Non-taxable equivalent net interest income for the quarter increased 31.2%.  Non-taxable equivalent net interest margin increased by 95 basis points to 4.88% from the third quarter of 2010 of 3.93% and by 26 basis points from the most recent quarter June 30, 2011, due to improved expected cash flows of interest income on acquired loans over the expected remaining life of these loans and reduced interest expense on both time deposits and other borrowings.  Excess liquidity resulting from the FDIC-assisted acquisition of Habersham and BankMeridian and continued gathering of core deposits continues to compress the net interest margin.  The effect (reduction) on our net interest margin was estimated to be 6 basis points during the third quarter of 2011, a decrease of 23 basis points from the second quarter of 2011.  Our quarterly efficiency ratio decreased to 60.0% compared to 74.3% in the second quarter of 2011.  The decrease in the efficiency ratio reflects higher noninterest income due to $11.0 million pre-tax gain recorded from the BankMeridian acquisition offset by the decrease in the accretion on the FDIC indemnification asset and improved net interest income offset by increased noninterest expense.

Diluted EPS increased to $0.74 for the third quarter of 2011 from $0.14 for the comparable period in 2010.  Basic EPS increased to $0.75 for the third quarter of 2011 from $0.14 for the comparable period in 2010.  The increase in both diluted and basic EPS reflects the increase in net interest income, decrease in the provision for loan losses, and increase in noninterest income offset by the increase in noninterest expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected Figures and Ratios	2011	2010	2011	2010

Return on average assets (annualized)	1.04%	0.19%	61.00%	1.90%
Return on average equity (annualized)	10.76%	2.11%	6.49%	20.41%
Return on average tangible equity (annualized)*	13.83%	3.15%	8.59%	26.43%
Dividend payout ratio **	48.39%	378.10%	89.20%	12.75%
Equity to assets ratio	9.70%	9.28%	9.70%	9.28%
Average shareholders’ equity (in thousands)	$380,933	$336,015	$365,799	$336,250

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the change in dividend payout ratio below.

•                  For the three months ended September 30, 2011, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same quarter in 2010.  The increase was driven by a 478.2% increase in net income from the comparable quarter in 2010 partially offset by an increase in average assets due to the acquisitions of Habersham and BankMeridian.

•                  Dividend payout ratio decreased to 48.39% for the three months ended September 30, 2011 compared with 94.45% for the three months ended June 30, 2011 and 378.1% for the three months ended September 30, 2010.  The decrease from the comparable period in 2010 reflects the higher net income in the second quarter of 2011 generated by a decrease in the provision for loan losses and improved net interest income, offset by a decrease in noninterest income primarily due to the negative accretion on the FDIC indemnification asset, an increase in noninterest expense related to OREO and loan related expenses and the addition of Habersham.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported in the prior quarter.

•                  Equity to assets ratio increased to 9.70% at September 30, 2011 compared with 9.66% at June 30, 2011 and 9.28% at September 30, 2010.  The increase in the equity to assets ratio reflects an 8.9% increase in assets as a result of the Habersham and BankMeridian acquisitions compared to the 13.9% increase in equity as a result of the private placement and gains on the Habersham and BankMeridian acquisitions.

•                  Average shareholders’ equity increased $44.9 million, or 13.4%, from third quarter ended September 30, 2010 driven by the private placement offering and the gains on the Habersham acquisition during the first quarter of 2011 and the BankMeridian acquisition during the third quarter of 2011.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Return on average tangible equity (non-GAAP)	13.83%	3.15%	8.59%	26.43%
Effect to adjust for intangible assets	-3.07%	-1.04%	-2.10%	-6.02%
Return on average equity (GAAP)	10.76%	2.11%	6.49%	20.41%

Adjusted average shareholders’ equity (non-GAAP)	$305,973	$262,768	$291,433	$263,518
Average intangible assets	74,960	73,247	74,366	72,732
Average shareholders’ equity (GAAP)	$380,933	$336,015	$365,799	$336,250

Adjusted net income (non-GAAP)	$10,668	$2,086	$18,719	$52,099
Amortization of intangibles	(517)	(432)	(1,468)	(1,212)
Tax effect	181	133	515	436
Net income (GAAP)	$10,332	$1,787	$17,766	$51,323

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin grew from the third quarter of 2010 and from the second quarter of 2011, primarily from deployment of excess liquidity to fund the BankMeridian acquisition and the continued reduction in interest expense in deposits (especially time deposits) and other borrowings.  There was some improvement in yields of covered loans related mostly in the CBT acquired portfolio. The improved yield was substantially offset by the negative accretion on the indemnification asset recognized in noninterest income, from reduced expected cash flows under the loss share agreements (“LSA”).  Non-TE and TE net interest margin increased by 26 basis points from the quarter ended June 30, 2011.  Both non-TE and TE net interest margin increased by 95 basis points from the quarter ended September 30, 2010.

SCBT remained in an excess liquidity position during the third quarter of 2011, and the impact represented an estimated six basis points reduction in the net interest margin compared to 29 basis points from the second quarter of 2011.  The improvement in linked quarter net interest margin was also the result of our continued reduction in deposit pricing.  The rate earned on interest earning assets grew by 17 basis points from the second quarter of 2011, while interest bearing liabilities declined by 9 basis points.  While the average balance of total non-acquired loans (excluding mortgage loans held for sale) increased $202.8 million from the third quarter of 2010, the yield earned on these assets declined by 46 basis points.  On a linked quarter, non-acquired loan growth was $56.0 million from the second quarter of 2011, while the rate earned on these assets declined by 6 basis points.

Net interest income increased from the third quarter of 2010 and was driven primarily by reduced yield on interest bearing liabilities including deposits and other borrowings, and the deployment of a large portion of our excess liquidity.  Certificates of deposit average rates declined by 65 basis points compared to the same quarter one year ago, and declined by 9 basis points from the second quarter of 2011. The result was a decline in interest expense of $3.6 million.  Non-TE net interest income increased from the third quarter of 2010 as a result of a volume increase in interest-earning assets as well as a 46 basis point increase in the average yield.  Loan volume was up as well as investment securities.  The increase in interest income was $6.1 million driven by the increase in loan volume from the BankMeridian and Habersham acquisitions, organic loan growth, as well as improved yields on the acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Non-TE net interest income	$40,680	$31,011	$111,645	$90,802
Non-TE yield on interest-earning assets	5.44%	4.98%	5.22%	5.00%
Non-TE rate on interest-bearing liabilities	0.64%	1.16%	0.75%	1.19%
Non-TE net interest margin	4.88%	3.93%	4.56%	3.93%
TE net interest margin	4.93%	3.98%	4.60%	3.97%

Non-TE net interest income increased $9.7 million, or 31.2%, in the third quarter of 2011 compared to the same period in 2010.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 5.7% to $3.3 billion in the third quarter of 2011 compared to the same period last year due largely to the acquisitions of Habersham and BankMeridian.

•                  Non-TE yield on interest-earning assets for the third quarter of 2011 increased 46 basis points from the comparable period in 2010, and by 17 basis points from the second quarter of 2011.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2011 decreased 52 basis points from the same period in 2010, and decreased by 9 basis points compared to the second quarter of 2011.  The decrease since the third quarter of 2010 and the second quarter 2011 is a reflection of the impact of average yields on certificates of deposits repricing lower.

•                  TE net interest margin increased by 95 basis points in the third quarter of 2011, compared to the third quarter of 2010.  Compared to the second quarter of 2011, TE net interest margin increased by 26 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $252.0 million, or 9.6%, at September 30, 2011 as compared to the same period in 2010.  Acquired loans increased by $48.8 million.  The increase from the addition of loans acquired in the Habersham and BankMeridian acquisitions was partially offset by the decline in acquired CBT loans.  Non-acquired loans or legacy SCBT loans increased by $203.3 million, or 9.0%, at September 30, 2011 as compared to the same period in 2010.  The increase was driven by loan growth in commercial owner occupied loans of $172.6 million, consumer owner occupied loans of $79.3 million, consumer non-real estate of $23.3 million, other income producing property of $14.5 million, commercial and industrial of $12.7 million, and home equity loans of $7.7 million.  Offsetting the growth were reductions in construction and land development loans of $86.2 million, commercial non-owner occupied of $17.4 million, and other loans of $3.1 million.

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2011	Total	2010	Total	2010	Total
Acquired loans	$418,045	14.5%	$321,038	12.3%	$369,272	14.1%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	316,072	11.0%	391,987	15.0%	402,256	15.3%
Commercial non-owner occupied	304,616	10.6%	320,203	12.2%	322,050	12.3%
Total commercial non-owner occupied real estate	620,688	21.6%	712,190	27.2%	724,306	27.6%
Consumer real estate:
Consumer owner occupied	394,205	13.7%	325,470	12.4%	314,933	12.0%
Home equity loans	264,588	9.2%	263,961	10.1%	256,934	9.8%
Total consumer real estate	658,793	22.9%	589,431	22.5%	571,867	21.8%
Commercial owner occupied real estate	719,791	25.0%	578,587	22.1%	547,151	20.8%
Commercial and industrial	216,573	7.5%	202,987	7.8%	203,903	7.8%
Other income producing property	142,325	4.9%	124,431	4.8%	127,868	4.9%
Consumer non real estate	84,972	3.0%	67,768	2.6%	61,669	2.3%
Other	18,471	0.5%	20,806	0.7%	21,589	0.7%
Total non-acquired loans	2,461,613	85.5%	2,296,200	87.7%	2,258,353	85.9%
Total loans (net of unearned income)	$2,879,658	100.0%	$2,617,238	100.0%	$2,627,625	100.0%

Note: Loan data excludes mortgage loans held for sale.

Loans are our largest category of earning assets. During 2010 and the first nine months of 2011, we acquired loans that equated to 14.5% of the total loan portfolio. Due to the addition of acquired loans, the percentage of all the other loan categories decreased even though most loan portfolio’s increased in dollars, such as commercial owner-occupied, consumer owner occupied loans and home equity loans. Non-acquired commercial non-owner occupied real estate loans represented 21.6% of total loans as of September 30, 2011 a decrease from 27.6% of total loans at the end of the same period for 2010 and 27.2% of total loans at year ended December 31, 2010. At September 30, 2011, non-acquired construction and land development loans represented 11.0% of our total loan portfolio, a decrease from 15.3% of our total loan portfolio at September 30, 2010. At September 30, 2011, non-acquired construction and land development loans consisted of $219.3 million in land and lot loans and $96.7 million in construction loans, which represented 8.9% and 3.9%, respectively, of our total non-acquired loan portfolio. At December 31, 2010, non-acquired construction and land development loans consisted of $251.5 million in land and lot loans and $140.5 million in construction loans, which represented 11.0% and 6.1%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Average total loans	$2,856,150	$2,646,691	$2,762,178	$2,587,306
Interest income on total loans	42,734	35,860	120,263	105,708
Non-TE yield	5.94%	5.38%	5.82%	5.46%

Interest earned on loans increased $6.9 million, or 19.2%, in the third quarter of 2011 compared to the third quarter of 2010.  Some key highlights for the quarter ended September 30, 2011 are outlined below:

•                  Our non-TE yield on total loans increased 56 basis points during the third quarter of 2011 while average total loans increased 7.9%, as compared to the third quarter of 2010.  The increase in average total loans was a result of the growth in both non-acquired loans and acquired loans, as we acquired Habersham during the first quarter of 2011 and BankMeridian during the third quarter of 2011.  The acquired loan portfolio effective yield improved due to improved cash flows and reduced credit loss expectations.  This resulted in a yield of 10.4%, compared to approximately 5.0% one year ago.

•                  Acquired loans had a balance of $418.0 million at the end of the third quarter of 2011 compared to $369.3 million in 2010.

•                  Construction and land development loans decreased $86.2 million, or 21.4%, to $316.1 million from the ending balance at September  30, 2010.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved.

•                  Commercial non-owner occupied loans decreased $17.4 million, or 5.4%, to $304.6 million from the ending balance at September 30, 2010.

•                  Consumer real estate loans increased $86.9 million, or 15.2%, to $658.8 million from the ending balance at September 30, 2010.  The increase resulted from a $79.3 million, or 25.2%, in consumer owner occupied loans and a $7.7 million, or 3.0%, increase in home equity lines of credit (“HELOCs”) from the balance at September 30, 2010.

•                  Commercial owner occupied loans increased $172.6 million, or 31.6%, to $719.8 million from the ending balance at September 30, 2010.

•                  Other income producing property loans increased $14.5 million, or 11.3%, to $142.3 million from the ending balance at September 30, 2010.

•                  Consumer non-real estate loans increased $23.3 million, or 37.8%, to $85.0 million from the ending balance at September 30, 2010.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $229.5 million which has helped keep our non-TE yield up even as interest rates have declined since September 30, 2010.

The balance of mortgage loans held for sale increased $3.2 million from December 31, 2010 to $45.9 million at September 30, 2011, and decreased by $3.7 million compared to the balance of mortgage loans held for sale at September 30, 2010 of $49.6 million.  The decrease is a reflection of the decline in customer demand for mortgage refinancing compared to activity in 2010.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2011, investment securities totaled $321.0 million, compared to $237.9 million at December 31, 2010 and $268.2 million at September 30, 2010.  The increase in investment securities from the comparable period of 2010 was primarily the result of the net addition of $63.0 million of investment securities as well as the acquisition of $35.4 million in BankMeridian securities partially offset by the sale of $44.7 million in securities during the fourth quarter of 2010.  This resulted in average and period-end balances increasing by 7.8% and 19.7%, respectively, from September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Average investment securities	$304,642	$282,622	$263,458	$290,017
Interest income on investment securities	2,234	2,769	6,283	8,452
Non-TE yield	2.91%	3.89%	3.19%	3.90%

Interest earned on investment securities decreased 19.3% in the third quarter of 2011 compared to the third quarter of 2010.  The decrease resulted largely from a 98 basis point decrease in the average yield partially offset by $22.0 million increase in average investment securities for the third quarter, which was largely the result of the addition of the BankMeridian investment securities.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at September 30, 2011 had fair market values that, on a net basis, exceeded their book values and result in an unrealized gain. During the first quarter of 2011, we sold our position in MMCAPs I A, our remaining trust preferred security (collateralized debt obligations) for a realized loss of $194,000. The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2011:

			Other
	Amortized	Fair	Comprehensive			BB or
(Dollars in thousands)	Cost	Value	Income	AAA - A	BBB	Lower	Not Rated
September 30, 2011:
Government-sponsored enterprises debt	$60,017	$61,320	$1,303	$60,017	$—	$—	$—
State and municipal obligations	59,304	63,320	2,843	55,027	3,108	—	1,169
Mortgage-backed securities *	171,280	176,855	5,575	—	—	—	—
Corporate stocks	255	303	48	—	—	—	255
	$290,856	$301,798	$9,769	$115,044	$3,108	$—	$1,424

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing GSE as to the timely payments of principal and interest.   Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A, by at least one of the nationally recognized credit rating agencies.”  Most market participants consider agency MBS as carrying an implied AAA rating because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At September 30, 2011, we had seven securities available for sale in an unrealized loss position, which totaled $54,000.

During the third quarter of 2011 as compared to the third quarter of 2010, the total number of securities with an unrealized loss position decreased by six securities, while the total dollar amount of the unrealized loss decreased by $320,000.

All securities available for sale in an unrealized loss position as of September 30, 2011 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2011.  As of September 30, 2011, the investment in FHLB stock represented approximately $12.1 million, or 0.3% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the third quarter of 2011, the FHLB redeemed approximately $2.0 million of our investment, at par value.

•                  We have reviewed the assessments by rating agencies, which concluded that debt ratings are unlikely to change and that the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support.

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past ten consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 0.76% on August 16, 2011 related to the second quarter 2011.

•                  Subsequent to September 30, 2011, the FHLB announced a 0.80% dividend for the third quarter of 2011 and will pay the dividend on November 3, 2011.  The FHLB also announced plans to redeem excess capital stock on November 10, 2011.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of September 30, 2011 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Average interest-bearing liabilities	$2,883,186	$2,812,247	$2,900,069	$2,779,943
Interest expense	4,627	8,238	16,366	24,763
Average rate	0.64%	1.16%	0.75%	1.19%

The average balance of interest-bearing liabilities increased in the third quarter of 2011 compared to the third quarter of 2010.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits.  Overall, we experienced a 52 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended September 30, 2011 grew 3.8% from the same period in 2010.

•                  Interest-bearing deposits grew 3.4% to $2.6 billion at September 30, 2011 from the period end balance at September 30, 2010, resulting largely from a $169.3 million, or 6.4%, increase related to the Habersham acquisition and a $75.9 million, or 2.9% increase related to the BankMeridian acquisition.  Excluding the acquisitions, interest-bearing deposits decreased by $158.9 million resulting largely from the decreases in both small and large denomination CDs by a total of $349.5 million, and offset by an increase in money market deposits of $114.8 million.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2011 decreased 41 basis points from the comparable period in 2010, which contributed to a decrease of $878,000 in interest expense for the third quarter of 2011.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $239.9 million to $1.3 billion at September 30, 2011 compared to the same quarter in 2010.

•                  Average certificates and other time deposits decreased 16.7%, down $209.0 million from the average balance in the third quarter of 2010.  Interest expense on certificates and other time deposits decreased $2.5 million mainly as a result of a 65 basis point decrease in the interest rate for the three months ended September 30, 2011 as compared to the same period in 2010.

•                  Other borrowings decreased 24.1%, down $15.0 million from the average balance in the third quarter of 2010.  We repaid the entire balance of the subordinated term loan in the fourth quarter of 2010.

•                  A decline in interest rates contributed significantly to a $3.6 million, or 43.8%, reduction in interest expense on average interest-bearing liabilities for the three months ended September 30, 2011 from the comparable period in 2010.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $163.1 million, or 34.4%, to $636.9 million in the third quarter of 2011 compared to $473.8 million at September 30, 2010.  From the second quarter of 2011, average noninterest-bearing deposits grew $26.8 million, or 4.4%.  Excluding deposits acquired in the Habersham and BankMeridian acquisitions, period end noninterest-bearing deposits increased $121.7 million, or 25.7%, from the balance at September 30, 2010.

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

Loans acquired in the CBT, Habersham, and BankMeridian acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses.  Our initial estimates of credit losses on loans acquired in the Habersham and BankMeridian acquisitions continue to be adequate, and there is no evidence of additional credit deterioration that would require additional loan loss reserves as of September 30, 2011, nor changes in our initial valuation estimates.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset. See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

During the first quarter of 2011, we established a loan loss reserve of $25.8 million on four CBT loan pools due to evidence of additional credit deterioration subsequent to initial fair valuation, which resulted in a $1.3 million net provision for loan losses. The review of the performance of the loan pools during the third quarter resulted in an increase in the overall loss expectation for the pools by $4.3 million, which resulted in a net provision for loan losses of $216,000 for the quarter.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011			2010
	Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Total *
Balance at beginning of period	$48,180	$13,695	$61,875	$46,167
Loans charged-off	(7,858)	(5,897)	(13,755)	(10,852)
Recoveries of loans previously charged off	681	—	681	1,014
Net charge-offs	(7,177)	(5,897)	(13,074)	(9,838)
Provision for loan losses on non-acquired loans	8,107	4,325	12,432	10,328
Benefit attributable to FDIC loss share agreements	—	(4,109)	(4,109)	—
Total provision for loan losses charged to operations	8,107	216	8,323	10,328
Provision for loan losses recorded through the FDIC loss share receivable	—	4,109	4,109	—
Balance at end of period	$49,110	$12,123	$61,233	$46,657

Total non-acquired loans:
At period end	$2,461,613			$2,258,353
Average	2,444,185			2,241,376
Net charge-offs as a percentage of average non-acquired loans (annualized)	1.16%			1.74%
Allowance for loan losses as a percentage of period end non-acquired loans	2.00%			2.07%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	66.95%			65.94%

	Nine Months Ended
	September 30,
	2011			2010
	Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Total *
Balance at beginning of period	$47,512	$—	$47,512	$37,488
Loans charged-off	(21,950)	(17,747)	(39,697)	(36,395)
Recoveries of loans previously charged off	1,863	—	1,863	1,949
Net charge-offs	(20,087)	(17,747)	(37,834)	(34,446)
Provision for loan losses on non-acquired loans	21,685	29,870	51,555	43,615
Benefit attributable to FDIC loss share agreements	—	(28,376)	(28,376)	—
Total provision for loan losses charged to operations	21,685	1,494	23,179	43,615
Provision for loan losses recorded through the FDIC loss share receivable	—	28,376	28,376	—
Balance at end of period	$49,110	$12,123	$61,233	$46,657

Total non-acquired loans:
At period end	$2,461,613			$2,258,353
Average	2,374,381			2,208,533
Net charge-offs as a percentage of average non-acquired loans (annualized)	1.13%			2.09%
Allowance for loan losses as a percentage of period end non-acquired loans	2.00%			2.07%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	66.95%			65.94%

* As of September 30, 2010, there was no allowance for loans covered under loss share agreements.

The provision for loan losses as a percent of average non-acquired loans reflects a decrease due primarily to the decrease in our classified loans during the third quarter of 2011 compared to the same quarter in 2010.  Forty-six percent of the charge-off amount for the third quarter of 2011 is comprised of 10 loans ranging from approximately $195,000 to $564,000.  The remainder of the charge-offs were less than $183,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 31.8% or $2.3 million were construction and land development loans, 13.6% or $976,000 were commercial owner-occupied loans, 24.8% or $1.8 million were consumer owner-occupied loans (including home equity loans), 4.5% or $320,000 were commercial and industrial loans, 14.6% or $1.0 million were commercial non-owner occupied loans, and 3.7% or $267,000 were other income producing property loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout certain regions of the Southeast.  Excluding covered assets, nonperforming loans increased by $2.6 million during the third quarter compared to the third quarter of 2010.  The ratio of the ALLL to cover these loans increased from 65.9% at September 30, 2010 to 67.0% at September 30, 2011.

We increased the ALLL compared to the third quarter of 2010 due primarily to the increase in the non-acquired loan portfolio over the past twelve months.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased $2.6 million compared to the balance at September 30, 2010 and by $1.2 million from June 30, 2011.

The historical loss rates on an overall basis increased from September 30, 2010 due to the increase in loan losses in the third quarter of 2011 when compared to the removal of much lower historical loss rates in our rolling averages.  This resulted in an increase of 35 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the second quarter of 2011, the increase was 6 basis points.

Economic risk decreased by 4 basis points during the third quarter of 2011 as compared to 2010 due to the decline in unemployment and improved home sales.  Compared to the second quarter of 2011, economic risk remained consistent due to the relatively flat trend in unemployment.

Model risk remained consistent with the second quarter of 2011 and declined 3 basis points compared to the third quarter of 2010.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for three years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has declined by 22 basis points during the third quarter of 2011 compared to the third quarter of 2010, and by 1 basis point from the second quarter of 2011.   This improvement was due primarily to the decrease in 30-89 days past due loans, improved levels of classified loans, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and the decrease in supervisory loan to value exceptions given the increase in capital thus far in 2011.

On a specific reserve basis, the allowance for loan losses decreased slightly by $303,000 from June 30, 2011, and decreased by approximately $109,000 from September 30, 2010.  The loan balances being evaluated for specific reserves increased from $50.4 million at September 30, 2010 to $57.4 million at September 30, 2011.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended September 30, 2011, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with acquired NPAs.  The table below summarizes our NPAs.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2011	2011	2011	2010	2010

Nonaccrual loans (1)	$61,163	$57,806	$58,870	$62,661	$66,964
Accruing loans past due 90 days or more	495	94	339	118	319
Restructured loans - nonaccrual	11,698	10,880	11,168	6,365	3,479
Total nonperforming loans	73,356	68,780	70,377	69,144	70,762
Other real estate owned (“OREO”) (2)	22,686	24,900	19,816	17,264	15,657
Other nonperforming assets (3)	24	50	575	50	12
Total nonperforming assets excluding covered assets	96,066	93,730	90,768	86,458	86,431
Covered OREO (2)	79,740	74,591	77,286	69,317	47,365
Other covered nonperforming assets (3)	347	408	308	19	9
Total nonperforming assets including covered assets	$176,153	$168,729	$168,362	$155,794	$133,805

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.87%	3.86%	3.83%	3.74%	3.80%
Total NPAs as a percentage of total assets	2.44%	2.44%	2.29%	2.41%	2.39%
Total NPLs as a percentage of total loans (4)	2.98%	2.86%	3.00%	3.01%	3.13%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	5.91%	5.87%	5.88%	5.76%	4.97%
Total NPAs as a percentage of total assets	4.48%	4.39%	4.25%	4.33%	3.70%
Total NPLs as a percentage of total loans (4)	2.55%	2.48%	2.54%	2.64%	2.69%

(1) Contractually past due acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 2—Summary of Significant Accounting Policies.) Excludes the acquired loans that are contractually past due 90 days or more totaling $91.6 million, $89.9 million, $110.7 million, $93.6 million, and $102.9 million as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively, including the valuation discount.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $72.9 million, or 2.98% of total loans, an increase of $2.4 million, or 3.4%, from September 30, 2010. The increase in nonaccrual loans was driven by an increase in consumer nonaccrual loans of $2.7 million and a decrease in commercial nonaccrual loans of $.3 million.  Excluding covered properties, OREO increased $7.0 million from September 30, 2010.

Nonaccrual non-acquired loans and restructured loans increased by approximately $4.2 million during the third quarter of 2011 from the level at June 30, 2011.  This increase was the result of four large loans moving to nonaccrual totaling more than $7.8 million and smaller balance loans returning to accrual status with timely payments partially offsetting this increase.

At September 30, 2011, non-covered OREO decreased by $2.2 million from June 30, 2011.  In addition, three larger properties were written down by $2.4 million resulting from the evaluation of each asset.  At September 30, 2011, non-covered OREO consisted of 92 properties with an average value of $247,000, a decrease of $40,000 from June 30, 2011, when we had 87 properties.  In the third quarter of 2011, we added 28 properties with an aggregate value of $3.7 million into non-covered OREO, and we sold 23 properties with a basis of $2.7 million in that same quarter.  We recorded a net loss of $35,000 for the quarter.  Our non-covered OREO balance of $22.7 million, at September 30, 2011, is comprised of 8% in the Low Country region, 20% in the

Georgetown/Myrtle Beach region, 39% in the Beaufort (Hilton Head) region, 10% in the Charlotte region and 6% in the Upstate (Greenville) region.

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

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $13.5 million, or 0.55%, of total non-acquired loans outstanding at September 30, 2011, compared to $18.0 million, or 0.80%, of total non-acquired loans outstanding at September 30, 2010 and compared to $19.6 million, or 0.85% of total non-acquired loans outstanding at December 31, 2010.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Gain on acquisition	$11,001	$—	$16,529	$98,081
Service charges on deposit accounts	6,050	5,683	16,695	15,788
Bankcard services income	2,980	2,397	8,684	6,617
Mortgage banking income	2,341	1,934	4,329	4,031
Trust and investment services income	1,453	1,199	4,227	3,170
Securities gains	—	—	333	—
Total other-than-temporary impairment losses	(100)	(479)	(100)	(6,740)
Accretion on FDIC indemnification asset	(3,515)	530	(7,049)	1,466
Other	581	566	1,808	2,065
Total noninterest income	$20,791	$11,830	$45,456	$124,478

Noninterest income increased 75.7% in the third quarter of 2011 as compared to the same period in 2010.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  The FDIC-assisted acquisition of BankMeridian resulted in a pre-tax gain of $11.0 million.

•                  Bankcard services income increased 24.3%, largely driven by an increase in debit card income from legacy SCBT.  Legacy SCBT bankcard services income, excluding BankMeridian, increased 24.3%, or $583,000, due primarily to a larger customer base than in 2010.

•                  Mortgage banking income increased 21.0%, driven by a $407,000 increase in mortgage banking income generated from legacy SCBT, due to lower interest rates and increased volume of mortgage banking activity in the secondary market during the third quarter of 2011.

•                  Accretion on the FDIC indemnification asset decreased $4.0 million, resulting from a decrease in expected cash flows, which was first identified in the first quarter of 2011.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools during the quarter.

Noninterest income decreased 63.5% during the nine months ended September 30, 2011 as compared to the same period in 2010.  The decrease in total noninterest expense primarily resulted from the following:

•                  The pre-tax gains from the FDIC-assisted acquisitions of Habersham in the first quarter of 2011 and BankMeridian in the third quarter of 2011 were $5.5 million and $11.0 million, respectively, compared to the $98.1 million pre-tax gain from the FDIC-assisted acquisition of CBT in the first quarter of 2010.

•                  Service charges on deposit accounts increased $907,000, primarily resulting from a $687,000 increase in legacy SCBT service charges, due primarily to a larger number of accounts.

•                  Bankcard services income increased 31.2%, largely driven by an increase in debit card and foreign ATM income (income from ATMs outside of the SCBT network) from legacy SCBT.  Legacy SCBT bankcard services income increased 30.4%, or $2.0 million, due primarily to a larger customer base than in 2010.

•                  Trust and investment services income increased 33.3%, mostly driven by a $927,000 increase in investment services fees generated from legacy SCBT, due to additional wealth management personnel and a larger customer base.

•                  Securities gains of $527,000 from the sale of most of the securities acquired in the Habersham transaction were partially offset by $194,000 loss resulting from the sale of the MMCAPs I A security, the Company’s only remaining pooled trust preferred collateralized debt obligation.

•                  Impairment losses of $100,000 were recognized in earnings during the nine months ended September 30, 2011, compared to the same period in 2010, when a $6.7 million impairment loss was recorded related primarily to pooled trust preferred securities.

•                  Accretion on the FDIC indemnification asset decreased $8.5 million, resulting from a decrease in expected cash flows.  The decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain loan pools during the nine months ended September 30, 2011.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Salaries and employee benefits	$17,345	$15,274	$52,007	$44,289
OREO expense and loan related	4,118	1,861	9,428	2,416
Information services expense	2,851	2,157	7,696	6,684
Net occupancy expense	2,443	2,046	7,365	6,326
Furniture and equipment expense	2,127	1,963	6,266	5,537
Merger-related expense	1,587	566	2,794	5,438
FDIC assessment and other regulatory charges	859	1,354	3,593	3,904
Advertising and marketing	824	614	2,022	2,229
Business development and staff related	771	916	2,449	2,518
Amortization of intangibles	517	432	1,468	1,212
Professional fees	377	495	1,311	1,668
Federal Home Loan Bank advances prepayment fee	—	—	—	3,189
Other	3,339	2,254	10,033	6,086
Total noninterest expense	$37,158	$29,932	$106,432	$91,496

Noninterest expense increased 24.1% in the third quarter of 2011 as compared to the same period in 2010.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 13.6%, driven by $1.9 million increase in legacy SCBT expenses and approximately $200,000 in costs related to the addition of the BankMeridian franchise.

•                  OREO expense and loan related expense increased 121.3%, mostly driven by $2.4 million in write downs on three legacy SCBT properties, to estimated realizable values, located on the coast of South Carolina.

•                  Information services expense increased by 32.2%, or $694,000, due to the growth in customers throughout the franchise and the addition of Habersham.

•                  Merger-related expenses increased 180.4% due to the FDIC-assisted acquisition of BankMeridian during the third quarter of 2011 as well as expenses related to the Habersham acquisition which occurred in the first quarter of 2011.

•                  Other expense increased 48.1%, driven mainly by $1.1 million increase in legacy SCBT expenses.  We experienced increases in business development and new loan production, as well as higher cost in bankcard expenses.

•                  Partially offsetting these increases was a decrease in the FDIC assessment and other regulatory charges of 36.6%, or $495,000 due to the change in methodology for how the assessment is calculated.

Noninterest expense increased 16.3% during the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 17.4%, driven mainly by the addition of employees throughout the Company.  Full-time equivalent employees are up 8.4% from 995 at September 30, 2010.

•      Information services expense increased by $1.0 million, or 15%, due to continued organic growth in our company and the Habersham acquisition.

•                  OREO expense and loan related expense increased 290.2%, mostly driven by $6.4 million in write downs of legacy SCBT property to estimated realizable values during 2011 compared to $1.9 million in write downs in 2010.

•                  Other expense increased 65.0%, driven mainly by $3.6 million increase in legacy SCBT expenses and $305,000 in Habersham and BankMeridian related cost.  We experienced increases in business development and new loan production, as well as higher cost in bankcard expenses and trust and investment services expense.

•                  Partially offsetting these increases were decreases in merger-related expenses of 48.6%, or $2.6 million, and a decline of $3.2 million related to the FHLB prepayment fee paid in the first quarter of 2010.

Income Tax Expense

Our effective income tax rate increased to 35.4% for the quarter ended September 30, 2011 compared to 30.8% for the quarter ended September 30, 2010.  The higher effective tax rate is attributable to the increase in pre-tax earnings driven by the $11.0 million pre-tax gain on acquisition from the BankMeridian transaction.  This caused tax exempt income to become a smaller proportion of net income in 2011 than in 2010, thereby increasing the effective rate.

Our effective income tax rate decreased to 35.1% for the nine months ended September 30, 2011, as compared to 36.0% for the comparable period of 2010.  The lower effective tax rate in 2011 is attributable to lower pre-tax earnings driven by the $5.5 million and $11.0 million pre-tax acquisition gains recorded on the Habersham and BankMeridian acquisitions in comparison to the $98.1 million pre-tax acquisition gain recorded on the CBT acquisition.  This caused tax exempt income to become a greater proportion of net income in 2011 than in 2010, thereby decreasing the effective rate.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends and additional common equity raised during 2011.  As of September 30, 2011, shareholders’ equity was $381.7 million, an increase of $51.8 million, or 15.7%, from $330.0 million at December 31, 2010, and an increase of $46.5 million or 13.9% from $335.2 at September 30, 2010.  The increase in shareholders’ equity largely resulted from $34.8 million proceeds from the Private Placement during the first quarter of 2011.  Our equity-to-assets ratio increased to 9.70% at September 30, 2011 from 9.66% at the end of the second quarter of 2011 and 9.28% at the end of the comparable period of 2010.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2011	2010	2010

SCBT Financial Corporation:
Tier 1 risk-based capital	13.92%	13.34%	13.36%
Total risk-based capital	15.19%	14.60%	15.27%
Tier 1 leverage	9.04%	8.48%	8.50%

SCBT, N.A.:
Tier 1 risk-based capital	13.74%	13.71%	13.13%
Total risk-based capital	15.01%	14.43%	15.03%
Tier 1 leverage	8.93%	8.38%	8.41%

Compared to December 31, 2010, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratio have increased due primarily to the impact of the proceeds from the Private Placement and the gains related to the FDIC-assisted acquisitions of Habersham and BankMeridian.  Compared to September 30, 2010, our total risk-based capital ratio has decreased due to the increase in risk-weighted assets and the impact of repaying $14.8 million of subordinated indebtedness that qualified as total risk-based capital.  Our Tier 1 risk-based capital and Tier 1 leverage ratio increased as compared to September 30, 2010 due primarily to the impact of the capital raise and the gains related to the FDIC-assisted acquisitions of Habersham and BankMeridian.

These fluctuations are consistent with what management expected given the CBT, Habersham, and BankMeridian acquisitions.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

On February 18, 2011, we acquired Habersham Bank in an FDIC-assisted deal which provided approximately $91.3 million in cash and cash equivalents.  Deposits in the amount of $340.0 million were also assumed. Of this amount, $76.2 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $264.4 million of total deposits, or 77.6%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $120.7 million in run-off of time deposit account balances between the acquisition date and September 30, 2011.  Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

On July 29, 2011, we acquired BankMeridian in an FDIC-assisted deal which provided approximately $45.4 million in cash and cash equivalents.  Deposits in the amount of $200.6 million were also assumed. Of this amount, $12.4 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $188.2 million of total deposits, or 93.8%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products.  As anticipated, we experienced approximately $104.3 million in run-off of time deposit account balances between the acquisition date and September 30, 2011.  Our liquidity position could continue to be affected by potential run-off of the BankMeridian deposits.

The FDIC-assisted acquisitions of Habersham and BankMeridian had a significant impact upon our liquidity position, initially increasing our excess liquidity.  These excess liquidity balances were managed downward through the anticipated run-off of higher costing time deposit balances and the repayment of FHLB advances following each transaction.

Excluding the Habersham and BankMeridian acquisitions, our legacy SCBT loan portfolio increased by approximately $203.3 million, or about 9.0% compared to the balance at September 30, 2010.  Our investment securities portfolio also increased $52.8 million during this same time period.  We also increased our liquidity position in February 2011 with the sale of 1,129,032 shares of our common stock in the Private Placement, resulting in net proceeds of $34.8 million.  Total cash and cash equivalents were $158.8 million at September 30, 2011 as compared to $237.1 million at December 31, 2010 and $173.2 million at September 30, 2010.

At September 30, 2011 and 2010, we had no brokered deposits.  Total deposits increased $267.5 million, or 8.9%, to $3.3 billion resulting primarily from the Habersham and BankMeridian acquisitions; excluding Habersham and BankMeridian, total deposits decreased $37.2 million, or 1.2%.  Excluding Habersham, we increased our noninterest-bearing deposit balance by $121.7 million, or 25.7%, at September 30, 2011 as compared to the balance at September 30, 2010.  Federal funds purchased and securities sold under agreements to repurchase increased $20.5 million, or 12.5%, from the balance at September 30, 2010; and decreased $6.6 million, or 3.5%, from the balance at December 31, 2010.  Other borrowings declined by $15.2 million, or 24.5%, from September 30, 2010 due primarily to the repayment of the $15.0 million subordinated term loan during the fourth quarter of 2010.  During the first and third quarters of 2011, we repaid the FHLB $38.3 million and $20.8 million for the FHLB advances acquired in the FDIC-assisted acquisitions of Habersham and BankMeridian, respectively.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2011, our Bank had total federal funds credit lines of $194.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2011, our Bank had $76.3 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2011, our Bank had a total FHLB credit facility of $246.8 million with total outstanding letters of credit consuming $56.3 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of September 30, 2011:

		Losses to	Remaining	Projected
	Original	Date *	Estimated	Total Losses	OREO	Projected	FDIC
	Estimated	through	Losses	Before	Mark **	Total	Threshold
(Dollars in thousands)	Losses	9/30/2011	for Loans	OREO Mark	9/30/2011	Losses	or ILE

CBT	$340,039	$195,332	$119,682	$315,014	$33,932	$348,946	$233,000
Habersham	124,363	57,152	57,951	115,103	12,481	127,584	94,000
BankMeridian	70,190	—	60,415	60,415	9,775	70,190	70,827
Total	$534,592	$252,484	$238,048	$490,532	$56,188	$546,720	$397,827

* Excludes expenses, net of revenues.

** Represents the estimated losses on OREO at period end.  These losses have been recognized to record OREO at fair value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

As of September 30, 2011, all losses claimed by SCBT for the covered assets are reimbursable by the FDIC at eighty percent of the losses and reimbursable expenses paid.  Once the losses and reimbursable expenses claimed under the CBT loss share agreement exceed the $233.0 million threshold, the reimbursement rate will increase to ninety-five percent of the loss and reimbursable expenses paid.  Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate (“ILE”)) are reimbursable by the FDIC at eighty percent of the losses and reimbursable expenses paid.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2011, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $95.2 million at September 30, 2011.  Based on these criteria, we had six such credit concentrations at September 30, 2011, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, loans to offices of physicians (except mental health specialists) and loans to other holding companies (except bank holding companies).

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

•                  Cybersecurity risk related to our dependence on internal computer systems as well as the technology of outside service providers subjects us to business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of CBT, Habersham, and BankMeridian, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2011 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	—		$—	—	147,872
August 1 - August 31	—		—	—	147,872
September 1 - September 30	3,399	*	27.57	—	147,872

Total	3,399			—	147,872

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2011	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: November 8, 2011	/s/ Donald E. Pickett
Donald E. Pickett
Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)                                  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.