Form 10-K
period 2011-12-31
SCBT FINANCIAL CORP
filed 2012-03-09
CIK 764038

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $385,136,000 based on the closing sale price of $28.68 per share on June 30, 2011. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 2, 2012 was 14,056,363.

Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SCBT Financial Corporation

(1)
All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders.

Forward-Looking Statements

        The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned "Forward-Looking Statements" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

 PART I

Item 1.    Business.

        SCBT Financial Corporation ("SCBT"), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We were formerly named First National Corporation until February 2004. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiary, SCBT, N.A. (which we sometimes refer to as "our bank" or "the bank"), a national bank that opened for business in 1934. We operate as South Carolina Bank and Trust, North Carolina Bank and Trust ("NCBT"), and Community Bank and Trust ("CBT"). NCBT and CBT are divisions of SCBT, N.A.

        SCBT is a legal entity separate and distinct from its bank subsidiary. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. SCBT's operating revenues and net income are derived primarily from cash dividends received from our bank subsidiary.

        Our bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 45 financial centers in 16 South Carolina counties, 3 financial centers in Mecklenburg County of North Carolina, and 22 financial centers in 10 counties in Northeast Georgia. Our bank has served the Carolinas for more than 77 years. At December 31, 2011, we had approximately $3.9 billion in assets, $2.8 billion in loans, $3.3 billion in deposits, $381.8 million in shareholders' equity, and market capitalization of $407.3 million.

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

        In recent years, we have continued to grow our business in South Carolina, and have expanded into North Carolina and Georgia, as highlighted below:

  •
  December 19, 2011—entered into an Agreement and Plan of Merger with Peoples Bancorporation, Inc. ("Peoples"), an Easley, South Carolina headquartered bank holding company for The Peoples National Bank ("PNB"), Bank of Anderson ("BOA"), and Seneca National Bank ("SNB").

  •
  July 29, 2011—acquired all of the deposits, certain other borrowings, and certain assets of BankMeridian, a full service community bank headquartered in Columbia, South Carolina, in a Federal Deposit Insurance Corporation ("FDIC") -assisted transaction. The transaction initially added three banking locations in total in Columbia, Spartanburg, and Hilton Head Island, South Carolina.

  •
  February 18, 2011—acquired all of the deposits, certain other borrowings, and certain assets of Habersham, a full service Georgia-state-chartered community bank headquartered in Clarkesville, Georgia in a FDIC-assisted transaction. The transaction initially added eight banking locations in Northeast Georgia.

  •
  November 2010—Spartanburg Wealth Management office expanded its services to include a full-service branch.

  •
  January 29, 2010—acquired all of the deposits excluding brokered deposits, certain other borrowings, and certain assets of CBT, a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in a FDIC-assisted transaction. The transaction initially added 38 locations, including 36 banking, one trust office, and one loan production office ("LPO") in Northeast Georgia. CBT operates as a division of SCBT, N.A.

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

Available Information

        We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") on our website at www.scbtonline.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the "SEC"). These filings are also accessible on the SEC's website at www.sec.gov. In addition, we make available on our website the following: (i) Corporate Governance Guidelines, (ii) Code of Conduct & Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, Executive, Wealth Management and Trust, and Corporate Governance & Nominating Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, SCBT Financial Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, www.scbtonline.com. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

        We serve customers and conduct our business through the Bank from seventy financial centers in 16 South Carolina counties, Mecklenburg County of North Carolina, and 10 northeast Georgia counties. NCBT and CBT are divisions of SCBT, N.A. NCBT operates from three financial centers in

Mecklenburg County of North Carolina; and CBT operates from 22 financial centers in 10 Northeast Georgia counties.

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

        We experience strong competition from both bank and non-bank competitors in certain markets. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, and non-traditional internet-based banks. We compete for deposits and loans with commercial banks, savings institutions, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources, can provide higher lending limits, and offer certain services that we are unable to provide to our customers.

        We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit, and reasonable service charges. We believe our customers also consider the quality and scope of the services provided, the convenience of banking facilities, and relative lending limits in the case of loans to commercial borrowers. Our customers may also take into account the fact that other banks offer different services from those that we provide. The large national and super-regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that SCBT has been able to compete successfully with our competitors, regardless of their size.

Employees

        As of December 31, 2011, our bank had 1,071 full-time equivalent employees compared to 1,015 as of the same date in 2010. We consider our relationship with our employees instrumental to the success of our business. We provide our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition), and a 401(k) plan with employer match.

Regulation and Supervision

        As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. Below, we have provided some specific information relevant to SCBT. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

        The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the SEC, and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs.

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our bank is organized as a national banking association. It is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the "OCC"). In addition, SCBT and our Bank are subject to regulation (and in certain cases examination) by the FDIC, other federal regulatory agencies, the South Carolina State Board of Financial Institutions (the "State Board"), the North Carolina Office of the Commissioner of Banks, and the Georgia Department of Banking and Finance. The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and our subsidiary bank.

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

        The Gramm-Leach-Bliley Act amended a number of federal banking laws affecting SCBT and our bank. In particular, the Gramm-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.

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

        North Carolina opted-in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks (including national banks with their home office in North Carolina) to establish de novo branches in that home state under substantially the same terms as allowed in North Carolina. Because some states imposed greater limits on de novo branching by out-of-state banks, prior to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), this provided a limited barrier of entry into the North Carolina banking market.

        Georgia did not opt-in to the provision allowing out-of-state banks to branch into their state. Therefore, prior to the Dodd-Frank Act, interstate merger was the only method through which a bank located outside of Georgia could branch into Georgia, which in effect provided a limited barrier of entry into the Georgia banking market.

        On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina, North Carolina, and Georgia. This change effectively permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo to be opened would permit a bank chartered by that sate to open a de novo branch.

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

        Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and if any such assessment is not paid by any shareholder after three months' notice, to sell the stock of such shareholder to make good the deficiency.

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

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable. During the second quarter of 2009, we repurchased from the U.S. Treasury the preferred stock and common stock warrant that we issued to it on January 16, 2009;

  •
  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan included:

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

  •
  In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a three basis point increase in FDIC assessments in 2011 and 2012. See page 16 under "Insurance of Deposits" for more information.

  •
  In June 2010, the Federal Reserve Board, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. See page 17 under "Incentive Compensation" for more information.

  •
  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

  •
  The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

  •
  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion, such as SCBT. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

    •
    The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

    •
    Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

    •
    The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

    •
    Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

    •
    The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve Board set new caps on interchange fees at $0.21 per transaction, plus an additional 5 basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as SCBT, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

    •
    The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

  •
  The Basel Committee on Banking Supervision (the "Basel Committee") released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as "Basel III". Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital) during the 2012.

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

        As of December 31, 2011 and 2010, SCBT and our subsidiary bank had the following leverage ratios and total risk-based capital ratios:

	December 31,
(In percent)	2011	2010
Tier 1 Leverage Ratios
SCBT Financial Corporation	9.12	8.48
SCBT, N.A.	8.99	8.38
Total Risk-Based Capital
SCBT Financial Corporation	15.36	14.60
SCBT, N.A.	15.15	14.43

        As noted above, provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities ("TRUPs") as Tier 1 capital beginning in 2013. One-third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as SCBT, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital TRUPs issued after such date.

        The FDICIA, among other items, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The FDICIA also imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the undercapitalized bank's compliance with the plan (see "Obligations of Holding Company to its Subsidiary Banks," above). In addition, the FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation. The FDICIA permits regulatory action against a financial institution that does not meet such standards.

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

        Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentration of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position), and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, if we were to engage in significant trading activity (as defined in the amended capital guidelines) we must incorporate a measure for market risk in our respective regulatory capital calculations effective for reporting periods after January 1, 1998.

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act.

        The Basel III final capital framework, among other things, (i) introduces as a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

        If fully phased in on January 1, 2019, Basel III would require certain banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).

        Basel III also calls for a "countercyclical capital buffer," generally to be imposed when bank regulatory agencies determine that excess aggregate credit growth has become associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

        The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

        The implementation of the Basel III capital framework is anticipated to commence on January 1, 2013. On that date, affected banking institutions would be required to meet the following minimum capital ratios:

  •
  3.5% CET1 to risk-weighted assets;

  •
  4.5% Tier 1 capital to risk-weighted assets; and

  •
  8.0% Total capital to risk-weighted assets.

        Management believes that, as of December 31, 2011, SCBT and its Bank would meet all capital adequacy requirements under the Basel III capital framework on a fully phased-in basis if such requirements were currently effective.

        The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital framework, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in level of capital depending upon the impact of interest rate fluctuations on the fair value of an institution's securities portfolio.

        Implementation of the deductions and other adjustments to CET1 is anticipated to begin on January 1, 2014 and to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is anticipated to begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        The U.S. banking agencies indicated informally that they expected to adopt implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. SCBT cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

Payment of Dividends

        SCBT is a legal entity separate and distinct from its subsidiary bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company generally should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Funds for cash distributions to our shareholders are derived primarily from dividends received from our bank subsidiary. Our bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our bank to pay dividends will indirectly restrict the ability of SCBT to pay dividends.

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

        In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $1.3 million to the FDIC during the second quarter of 2009. In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods. At December 31, 2011, the Company had a prepaid assessment to the FDIC of $3.4 million compared to $7.1 million at December 31, 2010.

        In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The second rule changed the deposit insurance assessment system for large institutions, defined as an insured depository institution with at least $10 billion in assets, in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Both changes in the assessment system became effective as of April 1, 2011.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2011 equaled 5.765 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Incentive Compensation

        In June 2010, the Federal Reserve Board, the FDIC and the OCC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

        The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as SCBT, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Executive Officers of SCBT

        Executive officers of SCBT are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of March 1, 2012, are as follows:

Name (age)	Position and Five Year History	With SCBT Since
Robert R. Hill, Jr. (45)	President, Chief Executive Officer and Director President and Chief Operating Officer of South Carolina Bank and Trust (1999 - 2004)	1995
John C. Pollok (46)	Senior Executive Vice President and Chief Operating Officer Chief Financial Officer (2007 - 2010)	1996
Donald E. Pickett (51)	Executive Vice President and Chief Financial Officer Internal Audit Managing Director for Finance and Corporate Activities of Wachovia Corporation (2007 - 2009) Director of Financial Governance for Wachovia Corporation (2003 - 2007)	2010
Joseph E. Burns (57)	Senior Executive Vice President and Chief Risk Officer Chief Credit Officer (2000 - 2009)	2000
John F. Windley (59)	President and Chief Banking Officer, South Carolina Bank and Trust Regional President, South Carolina Bank and Trust (2002 - 2006)	2002
Renee R. Brooks (42)	Corporate Secretary and Chief Administrative Officer Corporate Secretary and Retail & Commercial Banking Officer (2009 - 2010) Commercial Department Manager—SCBT of the Piedmont (2005 - 2009)	1996

        None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of SCBT acting solely in their capacities as such.

Item 1A.    Risk Factors.

        Our business operations and the value of securities issued by us may be adversely affected by certain risk factors, many of which are outside of our control. We believe the risk factors listed could materially and adversely affect our business, financial condition or results of operations. We may also be adversely affected by additional risks and uncertainties that management is not aware of or focused on or that we currently believe are immaterial to our business operations. If any of such risks actually occur, you could lose part or all of your investment. This Report is qualified in its entirety by these risk factors.

General Business Risks

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general may adversely affect our operations and results.

        Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2012. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation, legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        In response to the challenges facing the financial services sector, a number of regulatory and legislative actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2011, we had approximately 13,766 of non-acquired loans secured by real estate with an average loan balance of approximately $156,000. At December 31, 2011, we had approximately 27,483 total non-acquired loans with an average loan balance of approximately $89,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

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

        As of December 31, 2011, our outstanding commercial real estate loans were equal to 158.6% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

        A significant portion of our non-acquired loan portfolio is secured by real estate. As of December 31, 2011, approximately 87.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward significantly. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers' ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in an impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Further deterioration in the real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition, and results of operations.

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

We may make future acquisitions, which could dilute current shareholders' stock ownership and expose us to additional risks.

        In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and branch locations to expand SCBT, including potential acquisitions of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. Our acquisition activities could be material to SCBT. For example, as in the case of our proposed acquisition of Peoples announced on December 20, 2011, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders' ownership interest in SCBT. Acquisition activities could also require us to use a substantial amount of cash or other liquid assets or to incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

        Our acquisition activities, including our proposed acquisition of Peoples, could involve a number of additional risks, including the risks of:

  •
  incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business;

  •
  using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

  •
  incurring the time and expense required to integrate the operations and personnel of the combined businesses;

  •
  creating an adverse short-term effect on our results of operations; and

  •
  losing key employees and customers as a result of an acquisition that is poorly received.

        If we do not successfully manage these risks, our acquisition activities could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions requires us, through our bank subsidiary, to enter into a Purchase & Assumption Agreement (the "P&A Agreement") with the FDIC. The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is extremely limited. P&A Agreements typically provide for limited disclosure about, and limited indemnification for, risks associated with the target banks (as did the P&A Agreement related to our acquisition of deposits (excluding brokered deposits), certain other borrowings and certain assets from CBT, Habersham, and BankMeridian). There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses in connection with any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. In any future P&A Agreements, we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank's assets acquired are less than a stated threshold. The P&A Agreements related to our acquisitions of deposits (excluding brokered deposits), certain borrowings and certain assets from CBT, Habersham, and BankMeridian; include such a true-up provision.

        In addition, the FDIC bid process for failed depository institutions is competitive. We cannot provide any assurances that we will be successful in bidding for any target bank or for other failed depository institutions in the future.

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities, including our proposed acquisition of Peoples announced on December 20, 2011. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which SCBT and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to SCBT not achieving the expected benefits from its acquisitions within desired time frames.

SCBT's proposed acquisition of Peoples may present certain risks to SCBT's business and operations.

        On December 19, 2011, SCBT and Peoples entered into a merger agreement providing for the acquisition of Peoples by SCBT. The proposed acquisition presents the following risks, among others:

  •
  the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

  •
  that the transaction may not be timely completed, if at all;

  •
  that prior to the completion of the transaction or thereafter, SCBT's and Peoples' respective businesses may not perform as expected due to transaction-related uncertainty or other factors;

  •
  that the parties are unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of Peoples in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies and integrating Peoples' workforce while maintaining focus on providing consistent, high quality customer service;

  •
  that required regulatory, shareholder or other approvals, including the approval of the Federal Reserve Board, the OCC, and the approval of Peoples' shareholders, are not obtained or other closing conditions are not satisfied in a timely manner or at all;

  •
  reputational risks and the reaction of the companies' customers to the transaction; and

  •
  whether or not completed, the proposed acquisition may require diversion of the attention of SCBT's management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to SCBT.

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

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our recent FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, among other transactions:

  •
  any merger or consolidation of SCBT in which our shareholders will own less than sixty-six and two-thirds percent (66.66%) of the equity of the consolidated entity, or

  •
  any sale of shares of our common stock, or securities convertible into our common stock, by one or more shareholders that will effect a change in control of SCBT, as determined by the FDIC with reference to the standards under the Change in Bank Control Act, requires the consent of the FDIC.

        When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisition of CBT, Habersham and BankMeridian.

        Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired through the acquired banks, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms (10 years for losses on single-family residential real estate loans, five years for losses on non-residential real estate loans and eight years with respect to recoveries on non-residential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreements, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

The FDIC requires that we make a "true-up" payment to the FDIC if our realized losses are less than expected.

        The loss share agreements between the bank and the FDIC with respect to CBT, Habersham and BankMeridian each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisitions of the acquired banks. Any such "true-up" payment could have a negative effect on our business, financial condition and results of operations.

We are exposed to a need for additional capital resources for the future and these capital resources may not be available when needed or at all.

        We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current shareholders' interests could be diluted.

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

        Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2011, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.7% increase in net interest income—as compared with a base case unchanged interest rate environment. As a result of the current rate environment with federal funds rates between zero and 25 basis points, our simulation does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is slightly asset sensitive to the indicated change in interest rates over a one-year horizon.

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

If we are unable to offer our key management personnel long-term incentive compensation, including options and restricted stock, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

        We have historically granted equity awards, including non-qualified options and restricted stock awards, to key management personnel as part of a competitive compensation package. Our ability to grant equity compensation awards as a part of our total compensation package has been vital to attracting, retaining and aligning shareholder interest with a talented management team in a highly competitive marketplace.

        In the future, we will be required to ask our shareholders to approve additional issuances of equity awards in order for the equity component of our compensation packages to remain competitive in the industry. Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisory influence shareholder votes regarding approval of a company's request for approval of equity compensation arrangements. The factors used to formulate these guidelines and voting recommendations include the volatility of a company's share price and are influenced by broader macro-economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to issue additional equity awards or adopt a new equity plan. If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including options and restricted stock, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

Our historical operating results may not be indicative of our future operating results.

        We may not be able to sustain our historical rate of growth, and, consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

We may be adversely affected by the lack of soundness of other financial institutions.

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

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

        Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business, limit our ability to receive dividends from our bank, and limit our ability to pay dividends.

        We are subject to Federal Reserve Board regulation. Our bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the OCC, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank ("FHLB"), our bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. We are subject to extensive regulation by these agencies that could restrict our activities and impose financial requirements or limitations on the conduct of our business, limit our ability to receive dividends from our bank, and limit our ability to pay dividends.

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

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America, the General Assembly of the State of South Carolina, the General Assembly of the State of North Carolina, and the General Assembly of the State of Georgia. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing

Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury announced its CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve Board established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While SCBT is not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. Although the U.S. banking agencies have not yet adopted rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions.

        Government measures to regulate the financial industry, including the Dodd-Frank Act, either individually, in combination or in the aggregate, have increased and will continue to increase our compliance costs, and they could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition and results of operations. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank" above.

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

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2011, we had 14,039,422 shares of common stock outstanding and had reserved for issuance 370,207 shares underlying options that are or may become exercisable at an average price of $30.69 per share. In addition, as of December 31, 2011, we had the ability to issue 70,453 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Further, in connection with the planned merger with Peoples, which was announced on December 20, 2011, we intend to issue approximately 1,004,000 shares of our common stock to Peoples' shareholders. The transaction, which is expected to close during the second quarter of 2012, is subject to, among other things, required regulatory approvals and the affirmative vote of the holders of two-thirds of the outstanding shares of Peoples. As of December 31, 2011, we had no shares of preferred stock outstanding.

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

        Stock price volatility may make it more difficult for our investors to resell their common stock when they desire and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources from our normal business.

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

        As of December 31, 2011, we had outstanding options to purchase 370,207 shares of our common stock at a weighted average exercise price of $30.69 per share. All of these options are held by our current or former executive officers, directors, and employees. Also, as of December 31, 2011, we had the ability to issue options and restricted stock to purchase an additional 70,453 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of our shareholders' ownership of our common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The Midlands region lead branch of SCBT, N.A., is also located in this approximately 57,000 square-foot building. The main offices of SCBT, N.A. are in a four-story facility with approximately 48,000 square feet of space for operating and administrative purposes, located at 950 John C. Calhoun Drive, S.E., Orangeburg, South Carolina. NCBT, a division of SCBT, N.A., leases approximately 13,000 square feet in a building located at 6525 Morrison Boulevard, Charlotte, North Carolina. The main offices of CBT, a division of SCBT, N.A., are located in a 12,000 square-foot facility at 448 North Main Street, Cornelia, Georgia. Including these main locations, our bank owns fifty-eight properties and leases thirty-three properties, all of which are used, substantially, as branch locations or for housing other operational units in North and South Carolina and Georgia.

        Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3.    Legal Proceedings.

        As of December 31, 2011 and the date of this form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except that on January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064. The Complaint names as defendants Peoples, the current members of Peoples' board of directors, and SCBT. The Complaint is brought on behalf of a putative class of shareholders of Peoples common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that Peoples' directors breached their fiduciary duties by failing to maximize shareholder value in connection with the pending merger between SCBT and Peoples, and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs' attorneys' and experts' fees. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  (a)
  The table below describes historical information regarding our common equity securities:

	2011	2010	2009	2008	2007
Stock Performance
Dividends per share	$0.68	$0.68	$0.68	$0.68	$0.68
Dividend payout ratio	51.92%	16.43%	74.66%	40.93%	29.17%
Dividend yield (based on the average of the high and low for the year)	2.26%	1.98%	2.67%	1.90%	1.94%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	17.80x	8.03x	37.42x	22.70x	13.65x
Price/book ratio (end of year)	1.07x	1.27x	1.25x	1.58x	1.50x
Common Stock Statistics
Stock price ranges:
High	$36.18	$41.03	$34.37	$45.24	$40.84
Low	24.02	27.59	16.53	26.25	28.29
Close	29.01	32.75	27.69	34.50	31.67
Volume traded on exchanges	8,048,600	9,948,300	11,219,700	8,098,600	4,359,700
As a percentage of average shares outstanding	58.16%	77.91%	92.07%	75.65%	42.91%
Earnings per share, basic	$1.65	$4.11	$0.74	$1.53	$2.33
Earnings per share, diluted	1.63	4.08	0.74	1.52	2.32
Book value per share	27.19	25.79	22.20	21.77	21.17

        In reference to the table above, per share data have been retroactively adjusted to give effect to a 5% common stock dividend paid to shareholders of record on March 9, 2007. Also, we generally pay cash dividends on common shares out of earnings generated by SCBT in the preceding quarter; therefore, our dividend payout ratio is calculated by dividing total dividends paid during 2011 by the total net income available to common shareholders reported in the fourth quarter of 2010, first quarter of 2011, second quarter of 2011 and third quarter of 2011.

Quarterly Common Stock Price Ranges and Dividends

	Year Ending December 31, 2011			Year Ending December 31, 2010
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$34.00	$30.10	$0.17	$38.78	$27.59	$0.17
2nd	36.18	27.10	0.17	41.03	32.78	0.17
3rd	31.00	24.54	0.17	35.36	28.28	0.17
4th	30.82	24.02	0.17	32.86	29.84	0.17

        As of March 2, 2012, we had issued and outstanding 14,056,363 shares of common stock which were held by approximately 5,300 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol "SCBT."

        SCBT is a legal entity separate and distinct from its subsidiary bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company generally should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.

        We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our bank subsidiary. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of our bank's respective retained net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2011, approximately $66.6 million of our bank's retained earnings were available for distribution to SCBT as dividends without prior regulatory approval. For the year ended December 31, 2011, our bank paid dividends of approximately $9.5 million to SCBT. We anticipate that we will continue to pay comparable cash dividends from our bank to SCBT in the future, although, this is evaluated each quarter.

Cumulative Total Return Performance

	Period Ending
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
SCBT Financial Corporation	$100.00	$81.29	$90.42	$74.56	$89.98	$81.56
NASDAQ Composite Index	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16
SNL Southeast Bank Index	$100.00	$75.33	$30.50	$30.62	$29.73	$17.39

        The performance graph above compares SCBT's cumulative total return over the most recent five-year period with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of SCBT's stock as shown in the graph is based on published prices for transactions in SCBT stock.

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	*	$—	—	147,872
November 1 - November 30	676	*	28.52	—	147,872
December 1 - December 31	2,431	*	28.70	—	147,872

Total	3,107			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for SCBT Financial Corporation:

(Dollars in thousands, except per share)	2011	2010	2009	2008	2007
Balance Sheet Data Period End
Assets	$3,896,557	$3,594,791	$2,702,188	$2,766,710	$2,597,183
Acquired loans	402,201	321,038	—	—	—
Non-acquired loans	2,470,565	2,296,200	2,203,238	2,316,076	2,083,047
Loans, net of unearned income*	2,872,766	2,617,238	2,203,238	2,316,076	2,083,047
Investment securities	324,056	237,912	211,112	222,227	258,309
FDIC receivable for loss share agreements	262,651	212,103	—	—	—
Goodwill and other intangible assets	74,426	72,605	65,696	66,221	65,618
Deposits	3,254,472	3,004,148	2,104,639	2,153,274	1,927,889
Nondeposit borrowings	227,119	237,995	306,139	349,870	440,046
Shareholders' equity	381,780	329,957	282,819	244,928	215,065
Number of common shares outstanding	14,039,422	12,793,823	12,739,533	11,250,603	10,160,432
Book value per common share	27.19	25.79	22.20	21.77	21.17
Tangible book value per common share****	21.89	20.12	17.04	15.88	14.71
Annualized Performance Ratios
Return on average assets	0.58%	1.43%	0.48%	0.58%	0.95%
Return on average equity	6.10	15.45	4.66	7.00	12.42
Return on average tangible equity****	8.10	20.12	6.18	10.13	16.15
Net interest margin (taxable equivalent)	4.66	4.00	4.05	3.83	3.85
Efficiency ratio	68.77	46.68	61.17	63.17	65.31
Dividend payout ratio	51.92	16.43	74.66	40.93	29.17
Asset Quality Ratios
Allowance for loan losses to period end loans**	2.00%	2.07%	1.70%	1.36%	1.28%
Allowance for loan losses to period end nonperforming loans**	64.19	68.71	75.38	211.34	419.22
Nonperforming assets to period end loans and repossessed assets**	3.82	3.74	2.40	0.91	0.33
Nonperforming assets to period end total assets**	2.44	2.41	1.96	0.76	0.27
Net charge-offs to average loans**	1.12	1.99	0.92	0.26	0.13
Capital Ratios
Equity to assets	9.80%	9.18%	10.47%	8.85%	8.28%
Tangible equity to tangible assets****	8.04	7.31	8.24	6.62	5.90
Tier 1 leverage ratio	9.12	8.48	9.89	8.54	8.42
Tier 1 risk-based capital	14.09	13.34	12.47	10.42	9.64
Total risk-based capital	15.36	14.60	14.42	12.34	10.89
Other Data
Number of financial centers***	70	76	48	50	50
Number of employees (full-time equivalent basis)	1,071	1,015	700	692	701

*
Excludes loans held for sale.

**
Excludes assets covered under FDIC loss share agreements.

***
As of March 2, 2012, SCBT had 68 financial centers due to two branches closing as part of the branch consolidation initiative.

****
A reconciliation of non-GAAP measures to GAAP is presented on page 40.

        The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Pre-tax, pre-provision income
Pre-tax, pre-provision income (non-GAAP)	$63,593	$135,110	$47,190	$35,030	$36,634
Less:
Provision for loan losses	30,236	54,282	26,712	10,736	4,384
Provision for income taxes	10,762	28,946	6,883	8,509	10,685

Net income (GAAP)	$22,595	$51,882	$13,595	$15,785	$21,565

Tangible book value per common share
Tangible book value per common share (non-GAAP)	$21.89	$20.12	$17.04	$15.88	$14.71
Effect to adjust for tangible assets	5.30	5.67	5.16	5.89	6.46

Book value per common share (GAAP)	$27.19	$25.79	$22.20	$21.77	$21.17

Return on average tangible equity
Return on average tangible equity (non-GAAP)	8.10%	20.12%	6.18%	10.13%	16.15%
Effect to adjust for tangible assets	(2.00)%	(4.67)%	(1.52)%	(3.13)%	(3.73)%

Return on average equity (GAAP)	6.10%	15.45%	4.66%	7.00%	12.42%

Tangible equity to tangible assets
Tangible equity to tangible assets (non-GAAP)	8.04%	7.31%	8.24%	6.62%	5.90%
Effect to adjust for tangible assets	1.76%	1.87%	2.23%	2.23%	2.38%

Equity to assets (GAAP)	9.80%	9.18%	10.47%	8.85%	8.28%

        Pre-tax, pre-provision income is a non-GAAP measure and excludes the effects of the provision for loan losses and the provision for income taxes. The tangible measures above are non-GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also adds back the after-tax amortization of intangibles to GAAP basis net income. Management believes that these non-GAAP measures provide additional useful information, particularly since these tangible measures are widely used by industry analysts for companies with prior merger and acquisition activities. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the company's results or financial condition as reported under GAAP.

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2011	2010	2009	2008	2007
Summary of Operations
Interest income	$171,718	$155,354	$141,798	$156,075	$149,199
Interest expense	20,266	32,737	37,208	60,298	68,522

Net interest income	151,452	122,617	104,590	95,777	80,677
Provision for loan losses	30,236	54,282	26,712	10,736	4,384

Net interest income after provision for loan losses	121,216	68,335	77,878	85,041	76,293
Noninterest income	55,119	137,735	26,246	19,049	27,359
Noninterest expense	142,978	125,242	83,646	79,796	71,402

Income before provision for income taxes	33,357	80,828	20,478	24,294	32,250
Provision for income taxes	10,762	28,946	6,883	8,509	10,685

Net income	22,595	51,882	13,595	15,785	21,565
Preferred stock dividends	—	—	1,115	—	—
Accretion on preferred stock discount	—	—	3,559	—	—

Net income available to common shareholders	$22,595	$51,882	$8,921	$15,785	$21,565

Earnings Per Common Share
Net income available to common shareholders, basic	$1.65	$4.11	$0.74	$1.53	$2.33
Net income available to common shareholders, diluted	1.63	4.08	0.74	1.52	2.32
Cash dividends	0.68	0.68	0.68	0.68	0.68

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        Statements included in this Report which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, among others, the matters described in Part I, Item 1A. Risk Factors of this Report and the following:

  •
  Credit risk associated with an obligor's failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed;

  •
  Interest rate risk involving the effect of a change in interest rates on both the bank's earnings and the market value of the portfolio equity;

  •
  Liquidity risk affecting our Bank's ability to meet its obligations when they come due;

  •
  Price risk focusing on changes in market factors that may affect the value of financial instruments which are "marked-to-market" periodically;

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

  •
  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of CBT, Habersham, BankMeridian and Peoples, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

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

        Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward-looking statements may also be included in other reports that SCBT files with the Securities and Exchange Commission. SCBT cautions that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

        For any forward-looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in Report. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by SCBT or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report

Introduction

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes SCBT Financial Corporation and its subsidiary's results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010, and the year ended December 31, 2010 as compared to the year ended December 31, 2009, and also analyzes our financial condition as of December 31, 2011 as compared to December 31, 2010. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

        The following section also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other information included in this Report.

Overview

        We achieved a net income of $22.6 million, or $1.63 diluted earnings per share ("EPS"), during 2011 compared to $51.9 million, or $4.08 diluted EPS in 2010. In 2010, we recorded a $98.1 million pre-tax gain on the acquisition of CBT compared to a $16.5 million pre-tax gain from the Habersham and BankMeridian acquisitions during 2011. Net interest income was up $28.8 million, or 23.5%, due primarily to improved yields on our acquired loan portfolio resulting in interest income being up $16.4 million, or 10.5%, and continued reduction of interest expense of $12.5 million, or 38.1%, related to all funding categories (deposits and other borrowings). Provision for loan losses declined by more than $24.0 million compared to 2010 due to reduced net charge offs of $17.5 million and improved credit quality indicators during the year. Noninterest income declined by $82.6 million due to an

$81.6 million reduction in gains on acquisitions. Noninterest expense was up over the prior year by $17.7 million due primarily to a significant increase in OREO and loan collection cost being up $9.1 million over the prior year and salaries and benefits being up $8.1 million from the acquisitions, merit increases, and continued rise in benefit cost. Income taxes declined by $18.2 million due primarily to the much larger pre-tax income in 2010 than 2011, and tax free income comprised a larger portion of net income in 2011 than 2010.

        At December 31, 2011, total classified assets and non-acquired loans 30-89 days past due and accruing improved from the level at December 31, 2010 by $4.7 million, or 2.5%, to $184.4 million and by $3.7 million, or 28.6%, to $9.2 million, respectively. Net charge offs as a percentage of average loans for 2011 equaled 1.12% compared to 1.99% in 2010. Nonperforming assets ("NPAs") increased to $94.9 million at December 31, 2011 up from $86.5 million at December 31, 2010, due primarily to an increase in restructured loans. NPAs as a percentage of loans and repossessed assets increased slightly to 3.82% at December 31, 2011 as compared to 3.74% at December 31, 2010. NPAs to total assets at December 31, 2011 were 2.44% compared to 2.41% at the end of 2010. These increases in NPAs continue to reflect the pressure within the coastal real estate market and to a lesser degree within the U.S. economy as a whole.

        Our efficiency ratio was 68.8% at December 31, 2011 as compared to 46.7% at December 31, 2010. This higher ratio was the result of the smaller gains from the Habersham and BankMeridian acquisitions compared to the gain from the CBT acquisition combined with higher noninterest expense. On an adjusted basis for December 31, 2011 and 2010, the efficiency ratio was 73.0% excluding the gains from the Habersham and BankMeridian transactions and merger costs for 2011 compared to 67.9% excluding the CBT gain, merger costs, FHLB penalty cost, and SCBA insurance termination costs for 2010.

        Balance sheet growth in loans and core deposit accounts continued to strengthen our overall balance sheet position. Core deposits, excluding all time deposits, now comprise 72% of our total deposit base, compared to 62% at December 31, 2010. Our non-acquired loan portfolio grew by almost 8.0% in 2011, or $174.4 million.

        The Company entered into a Securities Purchase Agreement, effective as of February 18, 2011, with accredited institutional investors, pursuant to which the Company sold a total of 1,129,032 shares of its common stock at a purchase price of $31.00 per share (the "Private Placement"). The proceeds to the Company from the Private Placement were $34.8 million, net of approximately $160,000 in issuance costs. The Private Placement was completed on February 18, 2011, and was contingent on our successful bid for Habersham.

        We continue to remain well-capitalized with a total risk-based capital ratio of 15.36% and 9.12% Tier 1 leverage ratio, as of December 31, 2011, compared to 14.60% and 8.48%, at December 31, 2010. The increase from the prior year reflected the $34.8 million dollar capital raise during the first quarter of 2011 as well as the pre-tax acquisition gains totaling $16.5 million recorded on the Habersham and BankMeridian acquisitions. We believe our current capital ratios position us well during this time of continued economic uncertainty.

        At December 31, 2011, we had $3.9 billion in assets and 1,071 full-time equivalent employees. Through our banking subsidiary we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000.

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

        Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

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

        Our stock price has historically traded above its book value and tangible book value. During 2011, the lowest trading price for our stock was $24.02, and the stock price closed on December 31, 2011 at $29.01, above book value and tangible book value. We evaluated the carrying value of goodwill as of April 30, 2011, our annual test date, and determined that no impairment charge was necessary. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decrease, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. At December 31, 2011, we are in a deferred tax liability position which resulted from the acquisition gains recorded in 2010 and 2011. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2011.

Other-Than-Temporary Impairment ("OTTI")

        We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. See page 57 "Available-for-sale" for further discussion.

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

        In accordance with FASB ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and negative accretion through non-interest income will result. Impairment of the underlying covered assets will result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result.

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

Results of Operations

        Consolidated net income available to common shareholders decreased by $29.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease reflects the smaller acquisition gains recorded on the Habersham and BankMeridian acquisitions in comparison with the acquisition gain recorded during 2010 on the CBT acquisition and higher noninterest expense throughout the year partially offset by improved net interest income and a lower provision for loan losses. Below are key highlights of our results of operations during 2011:

  •
  Consolidated net income available to common shareholders decreased 56.4% to $22.6 million in 2011 compared with $51.9 million in 2010, and increased from $8.9 million in 2009, which reflected an increase of 481.7% in 2010 compared to 2009.

  •
  Basic earnings per common share increased 59.9% to $1.65 in 2011 compared with $4.11 in 2010, and increased from $0.74 in 2009.

  •
  Diluted earnings per common share decreased 60.0% to $1.63 in 2011 compared with $4.08 in 2010, and increased from $0.74 in 2009.

  •
  Book value per common share was $27.19 at the end of 2011, an increase from $25.79 at the end of 2010 and $22.20 at the end of 2009.

  •
  Return on average assets decreased to 0.58% in 2011, compared with 1.43% in 2010, and increased compared to 0.48% in 2009. Our return on average assets was affected by an increase in average total assets and a decrease in net income caused primarily by the smaller acquisition gains on the Habersham and BankMeridian acquisitions partially offset by a 44.3% decrease in the provision for loan losses for the year ended December 31, 2011 compared to December 31, 2010.

  •
  Return on average shareholders' equity decreased to 6.10% in 2011, compared with 15.45% in 2010, and increased from 4.66% in 2009. The decrease reflected the significant impact of higher net income for the year ended December 31, 2010 from the CBT acquisition gain.

  •
  Our dividend payout ratio increased to 51.92% for the year ended December 31, 2011 compared with 16.43% in 2010, and decreased compared to 74.66% in 2009. The increase from 2010 to 2011 reflects lower net income available to common shareholders for the year ended December 31, 2011 due primarily to the smaller acquisition gains recorded on the FDIC-assisted acquisitions of Habersham and BankMeridian during 2011 as compared to the acquisition gain on CBT during 2010. See the paragraph in Item 5.a. on page 36 for more information on the calculation of the Company's dividend payout ratio.

  •
  Our equity to assets ratio increased to 9.80% at December 31, 2011 compared with 9.18% in 2010, and decreased compared with 10.47% in 2009.

        The impacts of the improvement in the yields on acquired loans and a decline in the average rate of interest-bearing liabilities of 47 basis points were the main drivers causing net interest income to increase by $28.8 million, or 23.5%, during 2011. The 22 basis point increase in the average yield on interest-earning assets and the growth in the average balance of interest-earning assets of $181.6 million, or 5.9%, drove total interest income to increase by $16.4 million, or 10.5%. The higher total interest income resulted primarily from improvement in the yields on acquired loan portfolios. The average balance of interest-bearing liabilities grew by $104.1 million, or 3.7%; however, the 59 basis point decline in the average rate on certificates and other time deposits along with the $193.8 decline in the average balance of certificates and other time deposits drove total interest expense to decrease by $12.5 million, or 38.1%. Overall, the higher net interest income was largely a result of improved yields on the acquired loan portfolios and average rates on interest-bearing liabilities declining more quickly than average yields on interest-earning assets.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2011 and 2010.

Table 1—Quarterly Results of Operations (unaudited)

	2011 Quarters				2010 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$43,825	$45,307	$43,331	$39,255	$39,789	$39,249	$39,112	$37,204
Interest expense	3,900	4,627	5,330	6,409	7,974	8,238	7,952	8,573

Net interest income	39,925	40,680	38,001	32,846	31,815	31,011	31,160	28,631

Provision for loan losses	7,057	8,323	4,215	10,641	10,667	10,328	12,509	20,778
Noninterest income	9,663	20,791	8,792	15,873	13,256	11,830	11,028	101,621
Noninterest expense	36,548	37,158	35,048	34,224	33,746	29,932	28,984	32,580

Income before income taxes	5,983	15,990	7,530	3,854	658	2,581	695	76,894
Income taxes	1,154	5,658	2,612	1,338	99	794	120	27,933

Net income	$4,829	$10,332	$4,918	$2,516	$559	$1,787	$575	$48,961

Earnings Per Common Share
Net income available to common shareholders, basic	$0.35	$0.75	$0.36	$0.19	$0.04	$0.14	$0.05	$3.89
Net income available to common shareholders, diluted	0.35	0.74	0.35	0.19	0.04	0.14	0.05	3.86
Cash dividends	0.17	0.17	0.17	0.17	0.17	0.17	0.17	0.17

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

        The Federal Reserve's Federal Open Market Committee's Fed funds remained at a target range of zero to 0.25% for the year ended December 31, 2011. We continued to reduce rates on all of our deposit products in 2011 in line with the historically low Fed funds target. The reductions in the rates on interest-bearing liabilities contributed to higher net interest income for 2011 as compared to 2010. The repricing of our certificates of deposits to lower interest rates drove interest expense lower by $9.2 million for the year ended December 31, 2011. While the average balances of certificates of deposits declined by $193.8 million, the ending balance decreased $249.7 million from the balance at December 31, 2010. Interest expense from other borrowings also declined by $1.4 million in 2011 compared to 2010, due to the repayment of all FHLB advances in the first quarter of 2010 and repayment of subordinated indebtedness of $15.0 million during the fourth quarter of 2010. The average rates on interest-bearing liabilities adjusted downward more quickly than the decrease in average yields on interest-earning assets.

        Net interest income highlighted for the year ended December 31, 2011:

  •
  Net interest income increased by $28.8 million, or 23.5%, to $151.5 million during 2011.

  •
  Higher 2011 net interest income was driven by a 48 basis point decrease in the average rate on interest-bearing liabilities.

  •
  A decrease in the average rate on certificates and other time deposits was the largest contributor to the rate decrease.

  •
  An increase of 70 basis points in net interest spread contributed to higher net interest income during 2011.

  •
  Non-TE (non-taxable equivalent) net interest margin increased 66 basis points to 4.61% from 3.95% in 2010.

  •
  Net interest margin (taxable equivalent) increased 66 basis points to 4.66% during 2011.

  •
  Interest-free funds favorably impacted net interest margin by 8 basis points, a decrease of 4 basis points from December 31, 2010. The decrease is being driven largely by the decrease in the cost of funds which dampens the impact of interest free funds.

  •
  The yield on acquired loans was 10.69% and positively impacted the net interest margin. This partially offset the impact of declining interest rates on non-acquired loans.

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

  •
  Interest-free funds favorably impacted net interest margin by 12 basis points, a decrease of 16 basis points from December 31, 2009. The decrease is being driven largely by the Federal Reserve lowering the targets on Federal funds.

  •
  The yield on acquired loans was 5.6% and positively impacted the net interest margin. This partially offset the impact of declining interest rates on non-acquired loans.

Table 2—Volume and Rate Variance Analysis

	2011 Compared to 2010 Increase (Decrease) due to			2010 Compared to 2009 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non-acquired loans, net of unearned income(2)	$9,459	$(10,378)	$(919)	$(1,380)	$(7,294)	$(8,674)
Acquired loans, net of acquired ALL(4)	542	19,313	19,855	—	20,720	20,720
Loans held for sale	(19)	(205)	(224)	(194)	(129)	(323)
Investment securities:
Taxable	(49)	(2,295)	(2,344)	3,375	(1,891)	1,484
Tax exempt(3)	(57)	58	1	48	(131)	(83)
Federal funds sold and securities purchased under agreements to resell and time deposits	11	(16)	(5)	425	7	432

Total interest income	9,887	6,477	16,364	2,274	11,282	13,556

Interest expense on:
Deposits
Transaction and money market accounts	2,229	(4,081)	(1,852)	2,470	1,750	4,220
Savings deposits	257	(211)	46	191	(86)	105
Certificates and other time deposits	(2,997)	(6,166)	(9,163)	6,242	(12,771)	(6,529)
Federal funds purchased and securities sold under agreements to repurchase	(12)	(91)	(103)	13	114	127
Other borrowings	(1,514)	115	(1,399)	(2,725)	331	(2,394)

Total interest expense	(2,037)	(10,434)	(12,471)	6,191	(10,662)	(4,471)

Net interest income	$11,924	$16,911	$28,835	$(3,917)	$21,944	$18,027

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

(4)
ALL is an abbreviation for the allowance for loan losses.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Years Ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Non-acquired loans, net of unearned income(1)	$2,397,821	$120,664	5.03%	$2,224,746	$121,583	5.47%	$2,248,568	$130,257	5.79%
Acquired loans, net of acquired ALL(2)	379,678	40,575	10.69%	369,996	20,720	5.60%	—	—	—%
Loans held for sale	26,760	966	3.61%	27,197	1,190	4.38%	31,187	1,513	4.85%
Investment securities:
Taxable	249,042	7,641	3.07%	250,271	9,985	3.99%	179,148	8,501	4.75%
Tax-exempt	28,149	854	3.03%	30,168	853	2.83%	28,703	936	3.26%
Federal funds sold and securities purchased under agreements to resell and time deposits	202,291	1,018	0.50%	200,126	1,023	0.51%	116,422	591	0.51%

Total interest-earning assets	3,283,741	171,718	5.23%	3,102,504	155,354	5.01%	2,604,028	141,798	5.45%
Noninterest-earning assets:
Cash and due from banks	78,543			62,249			44,192
FDIC receivable for loss share agreements	278,164			239,397			—
Other real estate owned	97,692			44,967			7,324
Other assets	214,228			211,442			191,143
Allowance for loan losses	(48,005)			(42,969)			(32,761)

Total noninterest-earning assets	620,622			515,086			209,898

Total assets	$3,904,363			$3,617,590			$2,813,926

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$1,325,344	$6,543	0.49%	$1,047,283	$8,395	0.80%	$658,030	$4,175	0.63%
Savings deposits	253,652	906	0.36%	195,252	860	0.44%	155,797	755	0.48%
Certificates and other time deposits	1,052,560	10,109	0.96%	1,246,372	19,272	1.55%	1,003,572	25,801	2.57%
Federal funds purchased and securities sold under agreements to repurchase	210,098	526	0.25%	214,096	629	0.29%	208,565	502	0.24%
Other borrowings	47,239	2,182	4.62%	81,822	3,581	4.38%	150,446	5,975	3.97%

Total interest-bearing liabilities	2,888,893	20,266	0.70%	2,784,825	32,737	1.18%	2,176,410	37,208	1.71%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	615,956			465,698			329,782
Other liabilities	29,402			31,214			16,144

Total noninterest-bearing liabilities	645,358			496,912			345,926
Shareholders' equity	370,112			335,853			291,590

Total noninterest-bearing liabilities and shareholders' equity	1,015,470			832,765			637,516

Total liabilities and shareholders' equity	$3,904,363			$3,617,590			$2,813,926

Net interest spread			4.53%			3.83%			3.74%
Impact of interest free funds			0.08%			0.12%			0.28%

Net interest margin (non-taxable equivalent)			4.61%			3.95%			4.02%

Net interest income		$151,452			$122,617			$104,590

(1)
Nonaccrual loans are included in the above analysis.

(2)
ALL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2011, 2010, and 2009, noninterest income comprised 26.7%, 52.9%, and 20.1%, respectively, of total net interest and noninterest income. The decrease from 2010 resulted primarily from the $16.5 million pre-tax gains recorded for the Habersham and BankMeridian acquisitions for the year ended December 31, 2011 compared to the $98.1 million pre-tax gain recorded for the CBT acquisition for the year ended December 31, 2010.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gain on acquisition	$16,529	$98,081	$—
Service charges on deposit accounts	22,654	21,342	15,498
Bankcard services income	11,721	8,987	5,043
Mortgage banking income, net of commissions	6,271	6,564	6,552
Trust and investment services income	5,464	4,251	2,517
Securities gains (losses), net	323	292	82
Total other-than-temporary impairment losses	(115)	(6,770)	(10,494)
Portion of impairment losses recognized in other comprehensive loss	—	—	5,489

Net impairment losses recognized in earnings	(115)	(6,770)	(5,005)
Accretion (amortization) of FDIC indemnification asset	(10,135)	2,443	—
Other	2,407	2,545	1,559

Total noninterest income	$55,119	$137,735	$26,246

        Excluding the pre-tax gains from the CBT, Habersham and BankMeridian acquisitions, noninterest income decreased 2.7% for the year ended December 31, 2011 compared to 2010 resulting from the following:

  •
  Service charges on deposit accounts increased 6.1% driven by the increase in deposit accounts through organic growth combined with the Habersham and BankMeridian acquisitions.

  •
  Bankcard services income increased 30.4%. This increase was primarily the result of adding bankcard customers through organic growth as well as the Habersham and BankMeridian acquisitions.

  •
  Trust and investment services income increased 28.5% driven largely by the continued expansion of our trust asset management services in the Columbia and Spartanburg, South Carolina markets.

  •
  Net impairment losses recognized in earnings was lower during the year ended December 31, 2011 compared to the same period in 2010. We recorded $115,000 of OTTI on other equities for the year ended December 31, 2011 compared to $6.6 million of OTTI on all seven pooled trust preferred securities and $130,000 on other equities for the year ended December 31, 2010.

  •
  Accretion on the FDIC indemnification asset decreased $12.6 million, resulting from a decrease in expected cash flows from the FDIC related to the loss share agreement, which was first identified in the first quarter of 2011. This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools during 2011 (additional detailed discussion of the accretion on the receivable for the FDIC loss share agreements can be found in MD&A under Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset).

        Excluding the pre-tax gains from the CBT acquisition, noninterest income increased 51.1% for the year ended December 31, 2010 compared to 2009 resulting from the following:

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

        Noninterest expense represents the largest expense category for our company. During 2011, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Salaries and employee benefits	$68,937	$60,795	$40,787
OREO expense and loan related	14,354	5,304	5,641
Information services expense	10,512	9,144	5,557
Net occupancy expense	9,674	8,544	6,392
Furniture and equipment expense	8,476	7,530	6,049
FDIC assessment and other regulatory charges	4,573	5,283	5,449
Business development and staff related	3,393	3,258	1,947
Merger expense	3,198	5,504	—
Advertising and marketing	2,729	3,618	2,497
Amortization of intangibles	1,991	1,650	526
Professional fees	1,473	2,046	1,782
Federal Home Loan Bank advances prepayment penalty	—	3,189	—
Other	13,668	9,377	7,019

Total noninterest expense	$142,978	$125,242	$83,646

        Noninterest expense increased 14.2% for the year ended December 31, 2011 compared to 2010 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 13.4%, driven by the addition of Habersham and BankMeridian and increases in both incentive and merit pay for employees during 2011. The branch consolidation initiative announced early in 2011 partially offset the impact of the Habersham and BankMeridian acquisitions.

  •
  Information services expense increased 15.0%, driven mainly by an incremental increase from the Habersham and BankMeridian acquisitions and an increase in cost related to internet banking and general computer servicing.

  •
  Merger expenses of $3.2 million were incurred related to the Habersham and BankMeridian acquisitions compared to $5.5 million for the CBT acquisition.

  •
  Net occupancy expense increased 13.2%, driven by an increase in depreciation expense from the addition of branches in the Habersham and CBT acquisitions and an increase in lease expense primarily due to lease termination fees incurred related to the branch consolidation initiative.

  •
  OREO and loan related expenses for the year ended December 31, 2011 was $14.4 million, including $1.6 million related to covered OREO and loans, net of the FDIC indemnification. Excluding expenses on covered OREO and loans, the expense on non-acquired loans was $12.7 million, an increase of $8.6 million, or 209.8%, from the balance at December 31, 2010. The increase was largely driven by an increase in writedowns of OREO properties based on results of appraisals, $1.3 million of which related to former potential branch sites that were moved to OREO during the second quarter of 2011.

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

  •
  In February of 2010, the Company paid off $80.3 million in outstanding FHLB advances. This repayment included a $3.2 million prepayment fee for the early payoff.

  •
  Amortization of intangibles increased 213.7%, driven by $1.1 million in amortization on the core deposit intangible recorded on the deposits acquired from CBT.

  •
  OREO and loan related expenses for the year ended December 31, 2010 were $5.3 million, including $1.2 million related to covered OREO and loans acquired in the CBT acquisition, net of the FDIC indemnification. Excluding expenses on covered OREO and loans, the expense on non-acquired loans was $4.1 million, a decrease of $1.6 million, or 28.0%, from the balance at December 31, 2009. The decrease was largely driven by a lower net loss on legacy SCBT property sold during the year.

Income Tax Expense

        Our effective tax rate decreased to 32.3% at December 31, 2011, compared to 35.8% at December 31, 2010. The lower effective tax rate in 2011 is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the year ended December 31, 2011 as well as lower pre-tax earnings driven by the smaller acquisition gains recorded on the Habersham and BankMeridian acquisitions in comparison with the acquisition gain recorded on the CBT acquisition for the year ended December 31, 2010.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the investment portfolio changed from 2010 primarily as a result of securities acquired through the BankMeridian acquisition as well as purchases of GSEs and mortgage-backed securities, the sale of $52.3 million in mortgage-backed securities (many of which were acquired in the Habersham acquisition), state and municipal bonds, and the remaining pooled trust preferred security, and maturing or called securities that were purchased in higher interest rate environments. The average life of the investment portfolio at December 31, 2011 was approximately 3.48 years, compared with 4.03 years at December 31, 2010. At December 31, 2011, investment securities were $324.1 million, or 9.9% of earning assets, compared with $237.9 million, or 7.8% of earning assets, at December 31, 2010. See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for our accounting policy on investment securities.

        As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the reported values of investment securities for the past five years as of December 31:

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Held-to-maturity (amortized cost):
State and municipal obligations	$16,569	$19,941	$21,538	$24,228	$21,457

Total held-to-maturity	16,569	19,941	21,538	24,228	21,457

Available-for-sale (fair value):
Government-sponsored entities debt	49,603	70,534	36,615	28,672	71,952
State and municipal obligations	43,957	40,004	26,805	10,558	10,233
GSE mortgage-backed securities	195,309	84,440	103,268	133,505	118,205
Trust preferred (collateralized debt obligations)	—	2,034	6,250	10,083	14,246
Corporate stocks	326	362	365	402	8,744

Total available-for-sale	289,195	197,374	173,303	183,220	223,380

Total other investments	18,292	20,597	16,271	14,779	13,472

Total investment securities	$324,056	$237,912	$211,112	$222,227	$258,309

        During 2011, total investment securities increased $86.1 million, or 36.2%, from December 31, 2010. The increase was primarily the result of securities acquired through the BankMeridian acquisition as well as purchases of GSEs and mortgage-backed securities, offset by $52.3 million in securities sold and maturing or called securities that were purchased in higher interest rate environments. The decrease in held-to-maturity ("HTM") securities was the result of called and maturing state and municipal tax-exempt securities during 2011. These are generally longer-maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2011, the fair value of the total investment securities portfolio (including HTM) was $10.8 million, or 3.43%, above its book value. Comparable valuations at December 31, 2010 reflected a total investment portfolio fair value that was $2.4 million, or 1.00%, higher than book value.

Held-to-maturity

        HTM securities consist solely of some of our tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities decreased $3.4 million from the balance at December 31, 2010.

  •
  The balance of HTM securities represented 0.4% and 0.6% of total assets at December 31, 2011 and 2010, respectively.

  •
  Interest earned amounted to $755,000, a decrease of $56,000, or 6.9%, from $811,000 in 2010. The average balance of the HTM portfolio decreased by $1.5 million during 2011. The overall yield on the HTM portfolio increased by 1 basis point from 2010 and decreased by 9 basis points from 2009 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The average life of the held to maturity portfolio was 9.6 years and 10.3 years at December 31, 2011 and 2010, respectively.

Available-for-sale

        Securities available for sale consist mainly of debentures of government-sponsored entities, state and municipal bonds, and mortgage-backed securities. At December 31, 2011, investment securities with an amortized cost of $279.7 million and fair value of $289.2 million were classified as available for sale. The positive adjustment of $9.5 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available-for-sale securities:

  •
  Total securities available for sale increased $91.8 million, or 46.5%, from the balance at December 31, 2010, primarily the result of securities acquired through the BankMeridian acquisition as well as purchases of GSEs and mortgage-backed securities, offset by $52.3 million in securities sold and maturing or called securities that were purchased in higher interest rate environments.

  •
  The balance of securities available for sale represented 7.4% of total assets at December 31, 2011 and 5.5% at December 31, 2010.

  •
  Interest income earned in 2011 amounted to $7.6 million, a decrease of $2.3 million, or 23.5%, from $10.0 million in the comparable year of 2010. The decrease in interest earned reflected the 92 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2011.

        At December 31, 2011, we had seven securities available for sale in an unrealized loss position, which totaled $40,000. During 2011, the credit and capital markets continued to experience turmoil globally. These situations largely reflect an ongoing decrease in liquidity in some sectors of the capital markets and volatility of spreads (over the U.S. Treasury yield curve) that many market segments experienced during the period. In 2010, we recorded $6.6 million in OTTI on seven mezzanine tranche pooled trust preferred securities. In the fourth quarter of 2010, we elected to sell these mezzanine tranche securities at an additional realized loss of $1.3 million. During 2009, we recorded $4.9 million in credit related OTTI on these mezzanine tranche pooled trust preferred securities. See Note 4—Investment Securities for additional information.

        Investment securities in an unrealized loss position as of December 31, 2011 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more-likely-than-not that we will be not required to sell the debt securities. Therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

        Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta ("FHLB") stock, each with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2011, the investment in FHLB stock represented approximately $9.9 million, or 0.2% of total assets. The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

  •
  We evaluate ultimate recoverability of the par value.

  •
  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

  •
  Historically, the FHLB does not allow for discretionary purchases or sales of its stock. Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity of outstanding advances held by the member institutions. We redeemed approximately $3.3 million of our investment during 2011, at par value.

  •
  Given the expectation that the various FHLBs have a high degree of government support, we have determined that the debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses.

  •
  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding. We deem the FHLB's process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies. Based on the FHLB's performance over the past eleven consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter's performance, with the most recent dividend payment of 0.80% on November 3, 2011 related to the third quarter of 2011.

        For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of December 31, 2011 and ultimate recoverability of the par value of this investment is probable.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years
									Total
											Par Value	Fair Value
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)	$580	6.32%	$661	6.51%	$5,480	6.24%	$9,848	6.19%	$16,569	6.22%	$16,569	$17,864

Total held-to-maturity	580	6.32%	661	6.51%	5,480	6.24%	9,848	6.19%	16,569	6.22%	16,569	17,864

Available-for-sale
Government-sponsored entities debt	—	0.00%	13,495	1.81%	10,005	1.37%	26,103	3.79%	49,604	2.76%	48,285	49,604
State and municipal obligations(2)	645	6.55%	1,210	6.98%	10,248	6.10%	31,854	6.14%	43,957	6.16%	40,695	43,957
Mortgage-backed securities	4	5.57%	108	4.99%	30,497	2.70%	164,700	2.88%	195,309	2.85%	185,851	195,309
Trust preferred (collateralized debt obligations)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	—
Corporate stocks(1)	—	0.00%	—	0.00%	—	0.00%	326	3.27%	326	3.27%	326	326

Total available-for-sale	649	6.54%	14,813	2.26%	50,750	3.12%	222,983	3.45%	289,196	3.34%	275,157	289,197

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	18,292	3.21%	18,292	3.21%	18,292	18,292

Total investment securities	$1,229	6.32%	$15,474	5.14%	$56,230	4.54%	$251,123	3.53%	$324,057	3.80%	$310,018	$325,353

Percent of total	0%		5%		17%		77%
Cumulative percent of total	0%		5%		23%		100%

(1)
Federal Reserve Bank and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. The addition of $222.4 million in acquired loans in the Habersham and BankMeridian acquisitions along with an 11.4% increase in consumer real estate loans and a 28.4% increase in commercial owner occupied real estate loans contributed to overall loan growth for the year ended December 31, 2011. At December 31, 2011, total loans had grown to $2.9 billion, an increase of $255.5 million, or 9.8%, compared to $2.6 billion at the end of 2010. Average loans outstanding during 2011 were $2.8 billion, an increase of $183.1 million, or 7.1%, over the 2010 average of $2.6 billion. (For further discussion of the Company's acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 5—Loans and Allowance for Loan Losses to the consolidated financial statements.)

        The following table presents a summary of the non-acquired loan portfolio by category:

Table 8—Distribution of Non-Acquired Loans by Type

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Real estate:
Commercial non-owner occupied(1)	610,543	712,190	770,934	866,430	805,267
Consumer(2)	656,515	589,431	533,123	515,546	436,767
Commercial owner occupied real estate	742,890	578,587	469,101	423,345	308,864
Commercial and industrial	220,454	202,987	214,174	251,929	257,170
Other income producing property	140,693	124,431	137,736	141,516	123,659
Consumer	85,342	67,768	68,770	95,098	118,756
Other loans	14,128	20,806	9,400	22,212	32,564

Total non-acquired loans	$2,470,565	$2,296,200	$2,203,238	$2,316,076	$2,083,047

(1)
Includes $310.8 million of construction and land development loans in 2011 vs. $392.0 million in 2010.

(2)
Includes owner occupied real estate.

        The following table presents the acquired loans by class:

Table 9—Distribution of Acquired Loans by Type

	December 31,
(Dollars in thousands)	2011	2010
Acquired loans:
Commercial loans greater than or equal to $1 million—CBT	$60,829	$84,288
Commercial real estate	108,328	66,628
Commercial real estate—construction and development	51,005	32,312
Residential real estate	124,422	87,545
Residential real estate—junior lien	2,841	3,673
Home equity	1,386	1,519
Consumer	10,019	10,915
Commercial and industrial	39,311	24,742
Single pay	4,060	9,416

Total acquired loans	$402,201	$321,038

        The Company did not have any acquired loans for the years ended December 31, 2009, 2008, and 2007.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2011 compared to December 31, 2010:

  •
  Acquired loans were $402.2 million, or 14.0% of total loans at December 31, 2011.

  •
  Non-acquired loans secured by real estate mortgages were $1.3 billion, and comprised 44.1% of the total loan portfolio. This was a decrease of $34.6 million, or 2.7%, over year-end 2010.

  •
  Loans secured by commercial real estate decreased by $101.6 million, or 14.3%.

  •
  Loans secured by consumer real estate grew by $67.1 million, or 11.4%. An adjustable rate mortgage campaign that offered attractive interest rates and began in March of 2011 contributed to the growth in consumer real estate loans.

  •
  Commercial owner occupied real estate loans grew $164.3 million, or 28.4%, from the comparable year of 2010. The balance represented 25.9% of total loans at December 31, 2011. Promotions that began in January of 2011 and continued through September of 2011 offering attractive rates on commercial owner-occupied loans were a driving factor in the increase in commercial real estate loans.

        Loan interest income, including fees, was $162.2 million in 2011, an increase of $18.7 million, or 13.0%, over 2010 income of $143.5 million. The increase was the result of an average acquired loan portfolio yield in 2011 of 10.7% which was 509 basis points higher than the 5.6% loan yield in 2010 combined with the 7.1% growth in the average balance of the loan portfolio from the Habersham and BankMeridian acquisitions and organic growth, offset by an average non-acquired loan portfolio yield in 2011 of 5.03% which was 44 basis points lower than the 5.47% loan yield in 2010. Interest and fee income for 2010 was 8.9% above the 2009 income of $131.8 million. The average loan yield in 2010 was 31 basis points lower than the 2009 yield of 5.79%.

        The improved yield of the acquired loan portfolio was the result of expected improved cash flows in the first quarter of 2011 on the CBT acquired loan portfolio by more than $36.2 million, which resulted in higher yield throughout the remainder of 2011.

        Non-acquired loans secured by commercial real estate are comprised of $310.8 million in construction and land development loans and $299.7 million in commercial non-owner occupied loans at December 31, 2011. At December 31, 2010, we had $392.0 million in construction and land development loans and $320.2 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Non-acquired loans secured by consumer real estate comprise of $391.5 million in consumer owner occupied loans and $265.0 million in home equity loans at December 31, 2011. At December 31, 2010, we had $325.5 million in consumer owner occupied loans and $264.0 million in home equity loans.

        The table below shows the contractual maturity of the loan portfolio at December 31, 2011.

Table 10—Maturity Distribution of Loans

December 31, 2011 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$610,543	$188,652	$321,525	$100,366
Consumer	656,515	49,475	186,315	420,725
Commercial owner occupied real estate	742,890	79,207	486,425	177,258
Commercial and industrial	220,454	80,381	112,129	27,944
Other income producing property	140,693	38,344	89,640	12,709
Consumer	85,342	8,790	71,187	5,365
Other loans	14,128	2,559	7,288	4,281
Acquired loans	402,201	209,585	137,307	55,309

Total loans	$2,872,766	$656,993	$1,411,816	$803,957

        At December 31, 2011 and 2010, we had a balance for loans due after one year of $299.2 million and $339.8 million, respectively, with fixed interest rates and $122.7 million and $132.4 million, respectively, with adjustable interest rates in the commercial non-owner occupied real estate loan category. At December 31, 2011 and 2010, we had a balance for loans due after one year of $627.7 million and $432.4 million, respectively, with fixed interest rates and $36.0 million and $41.0 million, respectively, with adjustable interest rates in the commercial owner occupied real estate loan category. At December 31, 2011 and 2010, we had a balance for loans due after one year of $113.8 million and $107.5 million, respectively, with fixed interest rates and $26.2 million and $11.4 million, respectively, with adjustable interest rates in the commercial and industrial loan category.

Nonaccrual Loans

        Generally, we place a loan on nonaccrual when the loan becomes 90 days or more past due. Management does place loans which are not 90 days or more past due on nonaccrual based upon management's judgment of collectability of principal and interest.

Troubled Debt Restructurings ("TDRs")

        SCBT designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310.40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2011 and 2010, total TDRs were $17.6 million and $9.7 million, respectively, of which $5.8 million were accruing restructured loans at December 31, 2011, compared to $3.1 million at December 31, 2010. SCBT does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

        The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 11—Nonperforming Assets

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans(1)	$64,170	$62,661	$47,444	$14,624	$5,353
Accruing loans past due 90 days or more	926	118	241	293	985
Restructured loans	11,807	6,365	2,048	—	—

Total nonperforming loans	76,903	69,144	49,733	14,917	6,338
Other real estate owned ("OREO")(2)	18,022	17,264	3,102	6,126	490
Other nonperforming assets(3)	24	50	31	84	82

Total nonperforming assets excluding covered assets	94,949	86,458	52,866	21,127	6,910
Covered OREO	65,849	69,317	—	—	—
Other covered nonperforming assets	251	19	—	—	—

Total nonperforming assets	$161,049	$155,794	$52,866	$21,127	$6,910

Excluding covered assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	3.82%	3.74%	2.40%	0.91%	0.33%

Total nonperforming assets as a percentage of total assets	2.44%	2.41%	1.96%	0.76%	0.27%

Nonperforming loans as a percentage of period end loans(4)	3.11%	3.01%	2.26%	0.64%	0.30%

Including covered assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	5.45%	5.76%	2.40%	0.91%	0.33%

Total nonperforming assets as a percentage of total assets	4.13%	4.33%	1.96%	0.76%	0.27%

Nonperforming loans as a percentage of period end loans(4)	2.68%	2.64%	2.26%	0.64%	0.30%

(1)
Excludes the acquired loans that are contractually past due totaling $97.6 million and $93.6 million as of December 31, 2011 and December 31, 2010, respectively, including the valuation discount. Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company's application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies to the condensed consolidated financial statements.)

(2)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3)
Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4)
Loan data excludes mortgage loans held for sale.

        Excluding the acquired loans, total nonperforming loans were $76.9 million, or 3.11% of total loans, an increase of $7.8 million, or 11.2%, from December 31, 2010. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans of $6.4 million and an increase in consumer nonaccrual loans of $586,000.

        Nonperforming non-acquired loans and restructured loans increased by approximately $3.5 million during the fourth quarter of 2011 from the level at September 30, 2011. This was partially the result of four larger loans being placed on nonaccrual in the fourth quarter. The top 10 nonaccrual loans at December 31, 2011 consist of seven loans located along the coast of South Carolina, one in the Orangeburg region, one in the Midlands region, and one located in the Charlotte MSA, and total $21.2 million. These loans comprise 27.8% of total nonaccrual loans at December 31, 2011 and are all real estate collateral dependent. The Company currently holds specific reserves of $460,000 on one of these ten loans. Nine of the loans have appraisals from 2011 and one from 2010. Our non-acquired nonperforming loan balance of $76.9 million at December 31, 2011, is comprised of 51% in the South Carolina coastal markets.

        At December 31, 2011, OREO not covered by loss share agreements increased by $758,000 from December 31, 2010. At December 31, 2011, non-covered OREO consisted of 90 properties with an average value of $200,000, a decrease of $47,000 from December 31, 2010, when we had 70 properties. In the fourth quarter of 2011, we added 28 properties with an aggregate value of $2.2 million into non-covered OREO, and we sold 29 properties with a basis of $4.6 million in that same quarter. We recorded a net loss of $398,000 for the quarter. Our non-covered OREO balance of $18.0 million, at December 31, 2011, is comprised of 8% in the Low Country region, 9% in the Georgetown/Myrtle Beach region, 46% in the Beaufort (Hilton Head) region, 11% in the Charlotte region and 5% in the Upstate (Greenville) region.

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

        Our general policy is to update valuations annually. OREO valuations include appraisals, broker opinions, previous offers received on the property, and consideration of market conditions and the number of days the property has been on the market. In a market of declining property values, which we have experienced during 2011 and 2010, we may reduce an appraisal by an additional factor due to our knowledge and experience in the market. (See Other Real Estate Owned ("OREO") under Critical Accounting Policies and Estimates in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's OREO policies.)

Potential Problem Loans—Non-acquired

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $14.4 million, or 0.58% of total loans non-acquired outstanding at December 31, 2011, compared to $19.6 million, or 0.85% of total loans outstanding at December 31, 2010, and $13.5 million or 0.55% of total non-acquired loans outstanding at September 30, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

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

        The following tables provide the allocation for the non-acquired and acquired allowance for loan losses. There was no allowance for acquired loan losses prior to 2011.

Table 12—Allocation of the Non-Acquired Allowance for Loan Losses

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non-owner occupied	$18,482	24.7%	$20,670	31.0%	$14,961	35.0%	$11,960	37.4%	$10,442	38.7%
Consumer owner occupied	11,722	26.6%	10,484	25.7%	8,386	24.2%	6,909	22.2%	5,527	21.0%
Commercial owner occupied real estate	10,356	30.1%	7,814	25.2%	5,978	21.3%	4,865	18.3%	3,268	14.8%
Commercial and industrial	3,901	8.9%	4,313	8.8%	4,330	9.7%	3,936	10.9%	3,587	12.3%
Other income producing property	3,636	5.7%	2,834	5.4%	2,375	6.3%	1,890	6.1%	1,568	5.9%
Consumer	1,145	3.5%	1,191	3.0%	1,258	3.1%	1,511	4.1%	1,594	5.7%
Other loans	125	0.6%	206	0.9%	200	0.4%	454	1.0%	584	1.6%

Total	$49,367	100.0%	$47,512	100.0%	$37,488	100.0%	$31,525	100.0%	$26,570	100.0%

*
Loan balance in each category, expressed as a percentage of total non-acquired loans

Table 13—Allocation of the Acquired Allowance for Loan Losses

	2011
(Dollars in thousands)	Amount	%*
Commercial loans greater than or equal to $1 million—CBT	$16,706	15.1%
Commercial real estate	1,318	26.9%
Commercial real estate—construction and development	—	12.7%
Residential real estate	5,026	30.9%
Residential real estate—junior lien	445	0.7%
Home equity	—	0.3%
Consumer	—	2.5%
Commercial and industrial	4,564	9.8%
Single pay	3,561	1.0%

Total	$31,620	100.0%

*
Loan balance in each category, expressed as a percentage of total acquired loans

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

Table 14—Summary of Non-acquired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses at January 1	$47,512	$37,488	$31,525	$26,570	$22,668
Charge-offs:
Real estate:
Commercial non-owner occupied	(15,653)	(22,161)	(12,736)	(1,532)	(446)
Consumer	(5,524)	(9,775)	(3,340)	(1,263)	(374)
Commercial owner occupied real estate	(2,346)	(2,625)	(571)	(61)	—
Commercial and industrial	(1,872)	(9,138)	(2,528)	(1,449)	(682)
Other income producing property	(2,366)	(338)	(867)	(185)	(84)
Consumer*	(1,337)	(2,780)	(2,005)	(2,263)	(1,738)
Other loans	(111)	—	(3)	(1)	(1)

Total charge-offs	(29,209)	(46,817)	(22,050)	(6,754)	(3,325)

Recoveries:
Real estate:
Commercial non-owner occupied	662	814	381	103	99
Consumer	356	194	38	94	28
Commercial owner occupied real estate	158	126	4	11	—
Commercial and industrial	295	713	192	140	254
Other income producing property	293	6	3	4	22
Consumer*	645	706	681	620	605
Other loans	—	—	2	1	—

Total recoveries	2,409	2,559	1,301	973	1,008

Net charge-offs	(26,800)	(44,258)	(20,749)	(5,781)	(2,317)

Provision for loan losses	28,655	54,282	26,712	10,736	4,384
Allowance from acquisition	—	—	—	—	1,835

Allowance for loan losses at December 31	$49,367	$47,512	$37,488	$31,525	$26,570

Average loans, net of unearned income**	$2,777,499	$2,594,742	$2,248,568	$2,220,448	$1,823,196
Ratio of net charge-offs to average loans, net of unearned income*	1.12%	1.99%	0.92%	0.26%	0.13%
Allowance for loan losses as a percentage of total non-acquired loans	2.00%	2.07%	1.70%	1.36%	1.28%

*
Net charge-offs at December 31, 2011, 2010, 2009, 2008, and 2007 include automated overdraft protection ("AOP") principal net charge-offs of $515,000, $610,000, $572,000, $559,000, and $760,000, respectively, that are included in the consumer classification above.

**
Average loans, net of unearned income does not include loans held for sale.

        The lower non-acquired provision in 2011 reflects lower net charge-offs than in 2010. The following provides highlights for the years ended December 31, 2011 and 2010:

  •
  Total net charge-offs decreased $17.5 million, or 39.4% for the year ended December 31, 2011 compared to a $23.5 million, or 113.3%, increase for the comparable year in 2010. The decrease in net charge-offs between December 31, 2011 and December 31, 2010 was in all loan types, except other income producing property and other loans. Commercial non-owner occupied was down $6.4 million; consumer real estate down $4.4 million; commercial and industrial down $6.8 million; and consumer loans down $1.4 million.

  •
  Although management currently expects the level of net charge-offs to continue to moderate during 2012 as compared to 2011, the pressures within the real estate market and the economy as a whole remain. Over the past three years, the dollar amount of charge-offs has increased substantially, while the loan portfolio has increased only moderately. The ratio of charge-offs to average loans decreased to 1.12% at the end of 2011 compared to 1.99% at the end of 2010.

        The provision for loan losses as a percent of average loans decreased due to the decrease in our levels of past due and classified assets and a decrease in net charge-offs during 2011 compared to 2010. Net charge-offs decreased substantially in all categories during 2011 compared to 2010, except in other income producing property and other loans. Of the total net charge-offs during 2011, 56%, or $15.0 million, were in commercial non-owner occupied real estate lending which includes construction and land development loans, 19%, or $5.2 million, were in consumer real estate loans which include home equity loans, 6%, or $1.6 million, were in commercial and industrial loans, 8%, or $2.2 million, were in commercial owner occupied real estate, and 8%, or $2.1 million, were in other income producing property. This compares to 2010 when the amount of net charge offs in all categories were higher than 2011, except for the other income producing property where net charge-offs increased by approximately $1.7 million and other loans where charge-offs increased by approximately $111,000. We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest. Additionally, there continues to be concern about the economy as a whole and the market conditions throughout the Southeast during 2012. Excluding covered assets, nonperforming loans increased by $3.5 million during the fourth quarter compared to the third quarter of 2011. The ratio of the ALLL to cover these loans decreased from 69% at December 31, 2010 to 64% at December 31, 2011.

        We increased the ALLL for the fourth quarter of 2011 compared to the fourth quarter of 2010 due to the increase in risk within the overall loan portfolio. On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied. We also consider economic risk, model risk and operational risk when determining the ALLL. All of these factors are reviewed and adjusted each reporting period to account for management's assessment of loss within the loan portfolio.

        The historical loss rates on an overall basis increased from December 31, 2010 due to the removal of much lower historical loss rates in our rolling averages. This resulted in an increase of 28 basis points in the ALLL. Compared to the third quarter of 2011, the increase was 5 basis points.

        Economic risk decreased by 4 basis points during 2011 as compared to 2010 due to a decrease in unemployment and a decrease in foreclosures. Compared to the third quarter of 2011, we noted no significant economic trends that necessitated a change in our economic risk factors.

        Model risk declined 3 basis points compared to December 31, 2010, and was the same as the third quarter of 2011. This risk comes from the fact that our ALLL model is not all-inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Management has reduced this factor since our model has been used for approximately three years, and we believe more adequately addresses this inherent risk in our loan portfolio.

        Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. We believe that the overall operational risk has declined by 13 basis points during 2011 compared to December 31, 2010, due primarily to a decrease in classified loans, decrease in the overall level of past due loans, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and supervisory loan to value exceptions given the increase in capital in 2011.

        On a specific reserve basis, the allowance for loan losses at December 31, 2011 increased by approximately $276,000 from December 31, 2010. The loan balances being evaluated for specific reserves during the year grew from $50.6 million to $62.1 million at December 31, 2011. Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

        The following table presents changes in the allowance for loan losses on acquired loans for the year ended December 31, 2011. Prior to 2011, there wasn't an allowance for loan losses on acquired loans.

Table 15—Summary of Acquired Loan Loss Experience

(Dollars in thousands)
Allowance for loan losses at January 1, 2011	$—
Charge-offs	—
Recoveries	—
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	16,706
Commercial real estate	1,318
Commercial real estate—construction and development	—
Residential real estate	5,026
Residential real estate—junior lien	445
Home equity	—
Consumer	—
Commercial and industrial	4,564
Single pay	3,561

Total provision for loan losses before benefit attributable to FDIC loss share agreements	31,620

Benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	(15,871)
Commercial real estate	(1,252)
Commercial real estate—construction and development	—
Residential real estate	(4,775)
Residential real estate—junior lien	(423)
Home equity	—
Consumer	—
Commercial and industrial	(4,336)
Single pay	(3,383)

Total benefit attributable to FDIC loss share agreements	(30,039)

Total provision for loan losses charged to operations	1,581
Provision for loan losses recorded through the FDIC loss share receivable	30,039

Allowance for loan losses at December 31, 2011	$31,620

        During 2011, the expected losses of the acquired loan portfolio related to the CBT acquisition increased for certain loan pools. The result to SCBT was to record impairment, in the form of a provision for loan losses on acquired loans totaling $31.6 million. This increase in the provision was offset by an increase in the FDIC indemnification asset of 95%, or $30.0 million. The net impact to SCBT for this impairment was $1.6 million through the provision for loan losses.

Loss Share

        The following table presents the projected total losses compared to the original estimated losses on acquired assets covered under loss share agreements as of December 31, 2011:

Table 16—Projected Total Losses under FDIC Loss Share Agreements

(Dollars in thousands)	FDIC Threshold or ILE	Original Estimated Losses	Losses Incurred* through 12/31/2011	Remaining Estimated Losses for Loans	OREO Mark** 12/31/2011	Projected Total Losses
CBT	$233,000	$340,039	$221,531	$113,542	$24,523	$359,596
Habersham	94,000	124,363	64,927	57,951	8,939	131,817
BankMeridian	70,827	70,190	8,794	60,415	8,311	77,520

Total	$397,827	$534,592	$295,252	$231,908	$41,773	$568,933

*
Loans and OREO losses excluding expenses, net of revenues.

**
Represents the estimated losses on OREO at period end. These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

        Once the losses and reimbursable expenses claimed under the CBT loss share agreement exceed the $233.0 million threshold, the reimbursement rate will increase to ninety-five percent of the loss and reimbursable expenses paid from eighty percent. Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate ("ILE")) are reimbursable by the FDIC at eighty percent of the losses and reimbursable expenses paid. Beginning January 1, 2012, all loss share claims related to the CBT covered assets are reimbursable at 95%. Losses plus reimbursable expenses exceeded $233.0 million with the filing of the non-single family certificate dated December 31, 2011.

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

        Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in Table 7, less than one percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists mostly of municipal obligations. There is also an additional amount of securities that could be called or prepaid; as well as expected monthly paydowns of mortgage-backed securities. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

        Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

  •
  Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our bank,

  •
  Pricing deposits, including certificates of deposit, at rate levels that will sustain balances at levels that will enhance our bank's asset/liability management and net interest margin requirements, and

  •
  Continually working to identify and introduce new products that will attract customers or enhance our bank's appeal as a primary provider of financial services.

        On February 18, 2011, we acquired Habersham Bank in an FDIC-assisted deal which provided approximately $91.3 million in cash and cash equivalents. Deposits in the amount of $340.6 million were also assumed. Of this amount, $76.2 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $264.4 million of total deposits, or 77.6%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products. As anticipated, we experienced approximately $148.5 million in run-off of time deposit account balances between the acquisition date and December 31, 2011. Our liquidity position could continue to be affected by potential run-off of deposits in these northeast Georgia markets.

        On July 29, 2011, we acquired BankMeridian in an FDIC-assisted deal which provided approximately $45.4 million in cash and cash equivalents. Deposits in the amount of $200.6 million were also assumed. Of this amount, $12.4 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $188.2 million of total deposits, or 93.8%. In accordance with the P&A Agreement and the desire to lower our cost of funds, we decided to lower rates on all time deposits for depositors who had no other relationship with us other than their time deposit products. As anticipated, we experienced approximately $129.7 million in run-off of time deposit account balances between the acquisition date and December 31, 2011. Our liquidity position could continue to be affected by potential run-off of the BankMeridian deposits.

        The FDIC-assisted acquisitions of Habersham and BankMeridian had a significant impact upon our liquidity position, initially increasing our excess liquidity. These excess liquidity balances were managed downward through the anticipated run-off of higher costing time deposit balances and the repayment of FHLB advances following each transaction.

        Total cash and cash equivalents was $171.4 million at December 31, 2011 as compared to $237.1 million at December 31, 2010.

        At December 31, 2011 and 2010, we had no brokered deposits. Total deposits increased 8.3% to $3.3 billion resulting mainly from the Habersham and BankMeridian acquisitions; excluding Habersham and BankMeridian, total deposits decreased $12.8 million, or 0.4%. Excluding Habersham and BankMeridian, we increased our noninterest-bearing deposit balance by $134.8 million, or 27.7%, at December 31, 2011 as compared to the balance at December 31, 2010. Federal funds purchased and securities sold under agreements to repurchase decreased $113.4 million, or 74.0%, from the balance at December 30, 2010. Other borrowings remained at approximately $47.0 million, decreasing by $295,000, or 0.6%, from December 31, 2010. During the first and third quarters of 2011, we repaid the FHLB $38.3 million and $20.8 million for the FHLB advances acquired in the FDIC-assisted acquisitions of Habersham and BankMeridian, respectively. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds. Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our bank's federal funds sold position, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2011, our bank had total federal funds credit lines of $221.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2011, our bank had $79.6 million of credit available at the Federal Reserve Bank's discount window, but had no outstanding advances as of the end of 2011. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. At December 31, 2011, our bank had a total FHLB credit facility of $274.1 million with no outstanding advances and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $43.8 million. We believe that our liquidity position continues to be adequate and readily available.

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

Asset-Liability Management and Market Risk Sensitivity

        Our earnings and the economic value of our shareholders' equity may vary in relation to changes in interest rates and in relation to the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between rate sensitive assets and liabilities. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does a static interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset- Liability Management Committee ("ALCO") a reasonable basis for quantifying and managing interest rate risk. Various simulations incorporate interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

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

        Our primary policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months. This most-relied-upon simulation also uses a dynamic (or strategy) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2011, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.7% increase in net interest income—as compared with a base case interest rate environment that uses the implied forward rates in the currently existing yield curve. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. The simulations indicate that our rate sensitivity is currently slightly asset sensitive to the indicated change in interest rates over a one-year horizon. As of December 31, 2010, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.6% increase in net interest income—as compared with a base case interest rate environment.

        The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our analysis at December 31, 2011, a curve that flattens with short rates rising by 200 basis points while 10 year and longer rates decrease by 20 basis points would cause net interest income to increase slightly from a base case. This is attributable to our position in liquid assets rising quickly in yield. Conversely, a curve that steepened, caused by short rates falling by 200 basis points (but not below 0%) and long rates rising by 20 basis points, would have a moderately dampening effect on net interest income as liquid earning assets lose yield while deposit rates only modestly decline and longer-term loan yields decrease.

        In addition to simulation analysis, we use Economic Value of Equity ("EVE") analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure assumes no growth in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow value of all of SCBT's assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2011, SCBT's ratio of EVE-to-assets was 11.09% in a current forward rate curve and 10.43% in a hypothetical environment where rates increased from there by 200 basis points instantaneously.

Deposits

        We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest- bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide SCBT with "interest-free" sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

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

        The following table presents total deposits for the five years at December 31:

Table 17—Total Deposits

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Demand deposits	$658,454	$484,838	$346,248	$303,689	$315,791

Savings deposits	258,644	202,054	163,348	141,379	137,129
Interest-bearing demand deposits	1,432,806	1,186,260	731,060	575,991	588,289

Total savings and interest-bearing demand deposits	1,691,450	1,388,314	894,408	717,370	725,418

Certificates of deposit	903,874	1,129,892	863,507	1,131,828	886,330
Other time deposits	694	1,104	476	387	350

Total time deposits	904,568	1,130,996	863,983	1,132,215	886,680

Total deposits	$3,254,472	$3,004,148	$2,104,639	$2,153,274	$1,927,889

        The acquisitions of Habersham and BankMeridian as well as organic growth in all categories of deposits excluding time deposits drove the higher balance in total deposits at December 31, 2011 compared to 2010. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits increased $250.3 million, or 8.3%, for the year ended December 31, 2011, driven largely by the FDIC-assisted acquisitions of Habersham and BankMeridian. For the year ended December 31, 2010, total deposits increased $899.5 million, or 42.7% from the year ended December 31, 2009, driven largely by the FDIC-assisted acquisition of CBT.

  •
  Noninterest-bearing deposits (demand deposits) increased by $173.6 million, or 35.8%, for the year ended December 31, 2011.

  •
  Total savings and interest-bearing account balances increased $303.1 million for the year ended December 31, 2011. Savings deposits increased $56.6 million, or 28.0%, money market (Market Rate Checking) deposits increased $125.9 million, or 17.2%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $120.7 million, or 26.6%.

  •
  Interest-bearing demand deposits increased by $246.5 million, or 20.8%, for the year ended December 31, 2011.

  •
  Excluding the Habersham and BankMeridian acquisitions, total deposits decreased $12.8 million including the following: certificates of deposits less than or equal to $100,000 by $148.4 million, or 24.5% and certificates of deposit greater than $100,000 by $178.7 million, or 34.2%. Off-setting these decreases, money market deposits increased by $86.8 million, or 11.9%, demand deposits increased by $134.5 million, or 27.7%, other interest-bearing deposits increased by $71.3 million, or 15.7%, and savings deposits increased by $22.2 million, or 11.0%.

  •
  At December 31, 2011, the ratio of savings, interest-bearing, and time deposits to total deposits was 79.8%, down slightly from 83.9% at the end of 2010.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $3.3 billion in 2011, an increase of 8.1% from 2010. This increase is attributable to the FDIC-assisted acquisitions of Habersham and BankMeridian as well as organic growth. Total deposits averaged $3.0 billion in 2010, an increase of 37.6% from 2009. This increase was attributable to the FDIC-assisted acquisition of CBT.

  •
  Average interest-bearing transaction account deposits grew by $65.3 million, or 2.6%, in 2011 compared to 2010.

  •
  Average noninterest-bearing demand deposits increased by $181.5 million, or 36.7%, in 2011 compared to 2010.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 18—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2011	2010	% Change
Within three months	$116,833	$167,970	(30.4)%
After three through six months	90,379	120,188	(24.8)%
After six through twelve months	128,590	198,334	(35.2)%
After twelve months	56,894	44,266	28.5%

	$392,696	$530,758	(26.0)%

        In July 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2011 and 2010, respectively, SCBT had $124.2 million and $177.5 million in certificates of deposits greater than $250,000.

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

        Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2011, shareholders' equity was $381.8 million, an increase of $51.8 million, or 15.7%, from $330.0 million at December 31, 2010. Our equity-to-assets ratio decreased to 9.80% at December 31, 2011 from 9.18% at the end of the comparable period of 2010.

        The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's rule, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non-consolidated junior subordinated debt securities. We did not issue trust preferred securities during the years ended December 31, 2011, 2010 and 2009. (See Note 1 "Summary of Significant Accounting Policies" in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

        Provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from being able to include trust preferred securities (TRUPs) as Tier 1 capital beginning in 2013. One-third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as SCBT, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any TRUPs issued after such date.

        We are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Federal Reserve Board, which are substantially similar to those promulgated by the OCC, Tier 1 capital must be at least 50% of total capital and total capital must be 8% of risk-weighted assets.

        As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between 3% and 5% and is dependent on the institution's composite rating as determined by its regulators.

Table 19—Capital Adequacy Ratios

	December 31,
(In percent)	2011	2010	2009
Tier 1 risk-based capital	14.09	13.34	12.47
Total risk-based capital	15.36	14.60	14.42
Tier 1 leverage	9.12	8.48	9.89

        Compared to December 31, 2010 our Tier 1 risk-based capital ratio, total risk-based capital ratio and Tier 1 leverage ratio have increased due primarily to the impact of the proceeds from the Private Placement and the gains related to the FDIC-assisted acquisitions of Habersham and BankMeridian. Our capital ratios are currently in excess of the minimum standards and furthermore continue to be in the "well capitalized" regulatory classifications.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank subsidiary. Dividends paid by our bank are subject to certain regulatory restrictions. We must gain approval of the OCC in order to pay dividends in excess of our bank's net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As of December 31, 2011, approximately $66.6 million of the bank's retained earnings was available for distribution to SCBT as dividends without prior regulatory approval.

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. The U.S. banking agencies have indicated informally that they expect to adopt implementing regulations in 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 20—Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Shareholder dividend payments	$9,514	$8,680	$8,177
Dividend payout ratios	51.92%	16.43%	74.66%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. We pay cash dividends on common shares out of earnings generated by SCBT in the preceding quarter; therefore, our dividend payout ratio is calculated by dividing total dividends paid during 2011 by the total net income available to common shareholders reported in the fourth quarter of 2010, first quarter of 2011, second quarter of 2011 and third quarter of 2011.

        In February 2004, SCBT's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2011, 2010 and 2009. During 2011, 2010 and 2009, we redeemed 11,445, 7,272 and 15,823, respectively, of SCBT shares from officers at an average cost of $29.82, $35.04 and $28.24, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under SCBT's stock incentive plans.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2011 and 2010, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

        Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored entity securities, tax-free securities, or other securities having ratings of "AAA" to "Not Rated". All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the subsidiary has diversified loan portfolios, a subtantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions. Of the total balance of non-acquired loans at December 31, 2011, loans in the South Carolina coastal markets make up 28% of the total.

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had six such credit concentrations at December 31, 2011, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, loans to other holding companies (except bank holding companies), and loans to physicians (except mental health specialists). The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

        At December 31, 2011, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $634.7 million through various types of lending arrangements, of which $439.0 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $19.3 million at December 31, 2011. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2011. Long-term debt obligations totaling $46.7 million include junior subordinated debt. Operating lease obligations of $25.5 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 22 of the audited consolidated financial statements. Additional information regarding FDIC loss share agreement—estimated clawback is contained in Note 2 of the audited consolidated financial statements.

Table 21—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$46,683	$1,180	$1,171	$—	$44,332
Operating lease obligations	25,533	2,873	4,601	3,741	14,318
FDIC loss share agreement—estimated clawback	1,000	—	—	—	1,000

Total	$73,216	$4,053	$5,772	$3,741	$59,650

*
—Represents principal maturities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset-Liability Management and Market Risk Sensitivity" on page 72 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

        See Table 1 on page 49 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2011 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of SCBT's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that SCBT's disclosure controls and procedures as of the Evaluation Date were effective to provide reasonable assurance regarding our control objectives.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of SCBT's internal control over financial reporting as of December 31, 2011 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with the our 2012 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with our 2012 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2011, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	370,207	$30.69	254,731
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 254,731 number of securities available for future issuance in the table above are a total of 184,278 shares remaining from the authorized total of 363,825 under SCBT's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of SCBT to be filed in connection with our 2012 Annual Meeting of Shareholders.

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
    Notes to Consolidated Financial Statements

    2. Financial Schedules Filed:    None

    3. Exhibits

        In most cases, documents incorporated by reference to exhibits that have been filed with SCBT's reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC's web site at www.sec.gov. You may also read and copy any such document at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company's SEC file number (001-12669).

Exhibit No.	Description of Exhibit
2.1	Purchase & Assumption Agreement dated January 29, 2010 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2010)

2.2	Purchase & Assumption Agreement dated February 18, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2011)

2.3	Purchase & Assumption Agreement dated July 29, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)

2.4	Agreement and Plan of Merger, dated as of December 19, 2011, by and between SCBT Financial Corporation and Peoples Bancorporation, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

3.1	Amended and Restated Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 31, 2008)

3.2	Amended and Restated Bylaws of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2008)

3.3	Articles of Amendment to Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

4.1	Specimen SCBT Financial Corporation Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)

4.2	Articles of Incorporation (included as Exhibits 3.1 and 3.3)

4.3	Bylaws (included as Exhibit 3.2)

Exhibit No.		Description of Exhibit
4.4		Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

10.1		First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

10.2	*	First National Corporation Incentive Stock Option Plan of 1996 (incorporated by reference to the Registrant's Definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders)

10.3	*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 333-33092)

10.4	*	First National Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 333-90014)

10.5	*	SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.6		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.7		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.8		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.9		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.10		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.11		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.12		Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

Exhibit No.		Description of Exhibit
10.13		Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.14		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.15		Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Directors under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)

10.16		Form of SCBT Financial Corporation Restricted Stock Agreement for Restricted Stock Awarded to Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)

10.17		Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Directors Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)

10.18		Form of SCBT Financial Corporation Stock Option Agreement for Options Granted to Officers and Employees Under the SCBT Financial Corporation Stock Incentive Plan, effective as of May 27, 2004 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed on March 16, 2006)

10.19		Description of the 2006 Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on November 7, 2006)

10.20		Amended and Restated South Carolina Bank & Trust Deferred Income Plan, executed on November 16, 2006, to be effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2006)

10.21		Amended and Restated South Carolina Bank & Trust Non-Employee Directors Deferred Income Plan, executed on November 16, 2006, to be effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 22, 2006)

10.22		Form of Agreement for Restricted Stock Issued Pursuant to the Long-Term Retention and Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)

10.23	*	Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

Exhibit No.		Description of Exhibit
10.24	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Thomas S. Camp, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.25	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.26	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Richard C. Mathis, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.27	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.28	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.29	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Dane Murray, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.30	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.31	*	Form of Termination Letter for Supplemental Executive Retirement Agreements for Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns, dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.32	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.33		Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.34		Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 30, 2009)

10.35		Employment and Noncompetition Agreement for Donald E. Pickett, effective January 22, 2010 (incorporated by reference as Exhibit 10 to the Registrant's Current Report on Form 8-K filed on January 25, 2010)

Exhibit No.		Description of Exhibit
10.36		Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2011)

10.37	*	Executive Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)

10.38		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

21		Subsidiaries of the Registrant

23		Consent of Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained herein as part of the signature pages)

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32		Section 1350 Certifications

101		The following financial statements from the Annual Report on Form 10-K of SCBT Financial Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.(1)

*
Denotes a management compensatory plan or arrangement.

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.
  (b)
  See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

  (c)
  Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the ninth day of March, 2012.

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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	President and Chief Executive Officer	March 9, 2012
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President and Chief Operating Officer	March 9, 2012
/s/ DONALD E. PICKETT Donald E. Pickett	Executive Vice President and Chief Financial Officer	March 9, 2012
/s/ KEITH S. RAINWATER Keith S. Rainwater	Senior Vice President, Director of External Reporting, and Principal Accounting Officer	March 9, 2012
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	March 9, 2012

Signature	Title	Date

/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	March 9, 2012
/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	March 9, 2012
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	March 9, 2012
/s/ DWIGHT W. FRIERSON Dwight W. Frierson	Director	March 9, 2012
/s/ HERBERT G. GRAY Herbert G. Gray	Director	March 9, 2012
/s/ CYNTHIA A. HARTLEY Cynthia A. Hartley	Director	March 9, 2012
/s/ HARRY M. MIMS, JR. Harry M. Mims, Jr.	Director	March 9, 2012
/s/ RALPH W. NORMAN Ralph W. Norman, Jr.	Director	March 9, 2012
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	March 9, 2012
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	March 9, 2012
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	March 9, 2012

Signature	Title	Date

/s/ SUSIE H. VANHUSS Susie H. VanHuss	Director	March 9, 2012
/s/ KEVIN P. WALKER Kevin P. Walker	Director	March 9, 2012
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	March 9, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Annual Report on Form 10-K of SCBT Financial Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.(1)

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of SCBT Financial Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

        Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

SCBT Financial Corporation
Columbia, South Carolina
March 9, 2012

www.SCBTonline.com
(803) 771-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

        We have audited SCBT Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SCBT Financial Corporation and subsidiary as of December 31, 2011 and 2010, and each of the years in the three year period ended

December 31, 2011 and our report dated March 9, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
March 9, 2012

SCBT Financial Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$129,729	$83,449
Interest-bearing deposits with banks	1,822	416
Federal funds sold and securities purchased under agreements to resell	39,874	153,234

Total cash and cash equivalents	171,425	237,099

Investment securities:
Securities held to maturity (fair value of $17,864 and $20,150, respectively)	16,569	19,941
Securities available for sale, at fair value	289,195	197,374
Other investments	18,292	20,597

Total investment securities	324,056	237,912

Loans held for sale	45,809	42,704

Loans:
Acquired	402,201	321,038
Less allowance for acquired loan losses	(31,620)	—
Non-acquired	2,470,565	2,296,200
Less allowance for non-acquired loan losses	(49,367)	(47,512)

Loans, net	2,791,779	2,569,726

FDIC receivable for loss share agreements	262,651	212,103
Other real estate owned (covered of $65,849 and $69,317, respectively; and non-covered of $18,022 and $17,264, respectively)	83,871	86,581
Premises and equipment, net	94,250	87,381
Goodwill	62,888	62,888
Other assets	59,828	58,397

Total assets	$3,896,557	$3,594,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$658,454	$484,838
Interest-bearing	2,596,018	2,519,310

Total deposits	3,254,472	3,004,148
Federal funds purchased and securities sold under agreements to repurchase	180,436	191,017
Other borrowings	46,683	46,978
Other liabilities	33,186	22,691

Total liabilities	3,514,777	3,264,834

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock—$2.50 par value; authorized 40,000,000 shares; 14,039,422 and 12,793,823 shares issued and outstanding	35,099	31,985
Surplus	233,232	198,647
Retained earnings	116,198	103,117
Accumulated other comprehensive loss	(2,749)	(3,792)

Total shareholders' equity	381,780	329,957

Total liabilities and shareholders' equity	$3,896,557	$3,594,791

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$162,205	$143,493	$131,770
Investment securities:
Taxable	7,641	9,985	8,501
Tax-exempt	854	853	936
Federal funds sold and securities purchased under agreements to resell	1,018	1,023	591

Total interest income	171,718	155,354	141,798

Interest expense:
Deposits	17,557	28,526	30,731
Federal funds purchased and securities sold under agreements to repurchase	527	630	502
Other borrowings	2,182	3,581	5,975

Total interest expense	20,266	32,737	37,208

Net interest income	151,452	122,617	104,590
Provision for loan losses	30,236	54,282	26,712

Net interest income after provision for loan losses	121,216	68,335	77,878

Noninterest income:
Gains on acquisitions	16,529	98,081	—
Service charges on deposit accounts	22,654	21,342	15,498
Bankcard services income	11,721	8,987	5,043
Mortgage banking income	6,271	6,564	6,552
Trust and investment services income	5,464	4,251	2,517
Securities gains, net	323	292	82
Total other-than-temporary impairment losses	(115)	(1,281)	(10,494)
Portion of impairment losses recognized in other comprehensive income	—	(5,489)	5,489

Net impairment losses recognized in earnings	(115)	(6,770)	(5,005)
Accretion (amortization) of FDIC indemnification asset	(10,135)	2,443	—
Other	2,407	2,545	1,559

Total noninterest income	55,119	137,735	26,246

Noninterest expense:
Salaries and employee benefits	68,937	60,795	40,787
Net occupancy expense	9,674	8,544	6,392
Furniture and equipment expense	8,476	7,530	6,049
Merger expense	3,198	5,504	—
FDIC assessment and other regulatory charges	4,573	5,283	5,449
OREO expense and loan related	14,354	5,304	5,641
Advertising and marketing	2,729	3,618	2,497
Federal Home Loan Bank advances prepayment fee	—	3,189	—
Professional fees	1,473	2,046	1,358
Amortization of intangibles	1,991	1,650	526
Other	27,573	21,779	14,947

Total noninterest expense	142,978	125,242	83,646

Earnings:
Income before provision for income taxes	33,357	80,828	20,478
Provision for income taxes	10,762	28,946	6,883

Net income	22,595	51,882	13,595
Preferred stock dividends	—	—	1,115
Accretion on preferred stock discount	—	—	3,559

Net income available to common shareholders	$22,595	$51,882	$8,921

Earnings per common share:
Basic	$1.65	$4.11	$0.74

Diluted	$1.63	$4.08	$0.74

Dividends per common share	$0.68	$0.68	$0.68

Weighted average common shares outstanding:
Basic	13,677	12,618	12,061
Diluted	13,751	12,720	12,109

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
						Retained Earnings
	Shares	Amount	Shares	Amount	Surplus			Total
Balance, December 31, 2008	—	$—	11,250,603	$28,127	$166,815	$59,171	$(9,185)	$244,928
Comprehensive income:
Net income	—	—	—	—	—	13,595	—	13,595
Other comprehensive income, net of tax effects Pension and retiree medical plan	—	—	—	—	—	—	1,279	1,279
Change in pension liability for plan curtailment	—	—	—	—	—	—	1,283	1,283
Change in net unrealized gain on securities available for sale	—	—	—	—	—	—	4,795	4,795
Noncredit portion of other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	—	(3,540)	(3,540)
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	—	—	—	(14)	(14)

Total comprehensive income								17,398
Cash dividends on Series T preferred stock at annual dividend rate of 5%	—	3,559	—	—	—	(4,674)	—	(1,115)
Cash dividends declared at $.68 per share	—	—	—	—	—	(8,177)	—	(8,177)
Issuance of Series T preferred stock, net of issuance costs	64,779	61,220	—	—	3,412	—	—	64,632
Repurchase of Series T preferred stock and warrants	(64,779)	(64,779)	—	—	(1,400)	—	—	(66,179)
Stock options exercised	—	—	30,831	77	455	—	—	532
Employee stock purchases	—	—	27,991	70	496	—	—	566
Restricted stock awards	—	—	89,431	224	(224)	—	—	—
Common stock repurchased	—	—	(15,823)	(40)	(406)	—	—	(446)
Share-based compensation expense	—	—	—	—	1,431	—	—	1,431
Common stock issued in public offering	—	—	1,356,500	3,391	25,858	—	—	29,249

Balance, December 31, 2009	—	—	12,739,533	31,849	196,437	59,915	(5,382)	282,819
Comprehensive income:
Net income	—	—	—	—	—	51,882	—	51,882
Other comprehensive income, net of tax effects Pension and retiree medical plan	—	—	—	—	—	—	(514)	(514)
Change in net unrealized gain on securities available for sale	—	—	—	—	—	—	(1,041)	(1,041)
Noncredit portion of other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	—	3,540	3,540
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	—	—	—	(395)	(395)

Total comprehensive income								53,472
Cash dividends declared at $.68 per share	—	—	—	—	—	(8,680)	—	(8,680)
Stock options exercised	—	—	16,220	41	266	—	—	307
Employee stock purchases	—	—	22,371	56	613	—	—	669
Restricted stock awards	—	—	22,971	57	(57)	—	—	—
Common stock repurchased	—	—	(7,272)	(18)	(237)	—	—	(255)
Share-based compensation expense	—	—	—	—	1,625	—	—	1,625

Balance, December 31, 2010	—	—	12,793,823	31,985	198,647	103,117	(3,792)	329,957
Comprehensive income:
Net income	—	—	—	—	—	22,595	—	22,595
Other comprehensive income, net of tax effects Pension and retiree medical plan	—	—	—	—	—	—	(3,007)	(3,007)
Change in net unrealized gain on securities available for sale	—	—	—	—	—	—	4,501	4,501
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	—	—	—	(451)	(451)

Total comprehensive income								23,638
Cash dividends declared at $.68 per share	—	—	—	—	—	(9,514)	—	(9,514)
Stock options exercised	—	—	43,533	109	622	—	—	731
Employee stock purchases	—	—	26,838	67	626	—	—	693
Restricted stock awards	—	—	57,641	144	(144)	—	—	—
Common stock repurchased	—	—	(11,445)	(29)	(313)	—	—	(342)
Share-based compensation expense	—	—	—	—	1,777	—	—	1,777
Common stock issued in private placement offering	—	—	1,129,032	2,823	32,017	—	—	34,840

Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$22,595	$51,882	$13,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,767	9,290	6,874
Provision for loan losses	30,236	54,282	26,712
Deferred income taxes	(10,201)	23,979	(2,925)
Other-than-temporary impairment on securities	115	6,770	5,005
Gain on sale of securities available for sale	(323)	(292)	(82)
Gains on acquisitions	(16,529)	(98,081)	—
Share-based compensation expense	1,777	1,625	1,431
Federal Home Loan Bank advances prepayment fee	—	3,189	—
Amortization (accretion) on FDIC indemnification asset	10,135	(2,443)	—
Accretion on acquired loans	(16,099)	(927)	—
Loss on sale of assets	63	132	42
Net amortization of premium on investment securities	1,682	937	84
Net change in:
Originations and purchases of mortgage loans for sale	(548,794)	(619,185)	(727,629)
Proceeds from sales of mortgage loans for sale	545,689	594,045	725,807
Accrued interest receivable	1,941	4,287	1,252
Prepaid assets	3,743	3,967	(11,395)
FDIC Loss Share Receivable	77,488	67,130	—
Miscellaneous other assets	23,884	(50,103)	6,887
Accrued interest payable	(4,382)	(5,225)	(2,350)
Accrued income taxes	2,064	(6,047)	392
Miscellaneous other liabilities	14,768	4,259	(3,287)

Net cash provided by operating activities	150,619	43,471	40,413

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	52,282	45,030	2,410
Proceeds from maturities and calls of investment securities held to maturity	3,370	1,595	2,686
Proceeds from maturities of investment securities available for sale	100,026	144,663	80,298
Proceeds from sales of other investment securities	7,781	1,632	451
Purchases of investment securities available for sale	(146,272)	(117,473)	(75,672)
Purchases of other investment securities	(1,041)	—	(1,943)
Net (increase) decrease in customer loans	(13,757)	2,135	92,088
Net cash received from acquisitions	136,717	306,298	—
Purchases of premises and equipment	(19,463)	(24,173)	(6,337)
Proceeds from sale of premises and equipment	28	52	2

Net cash provided by investing activities	119,671	359,759	93,983

The Accompanying Notes are an Integral Part of the Financial Statements.

 SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Net decrease in deposits	(290,906)	(108,997)	(48,635)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(12,338)	26,942	(31,350)
Repayment of FHLB advances	(59,128)	(166,025)	(18,030)
Repayment of subordinated term loan	—	(15,000)	—
Preferred stock issuance, net of issuance costs	—	—	64,632
Preferred stock and common stock warrant repurchase	—	—	(66,179)
Common stock issuance	35,533	669	29,815
Common stock repurchased	(342)	(255)	(446)
Dividends paid on preferred stock	—	—	(1,115)
Dividends paid on common stock	(9,514)	(8,680)	(8,177)
Stock options exercised	731	307	532

Net cash used in financing activities	(335,964)	(271,039)	(78,953)

Net increase (decrease) in cash and cash equivalents	(65,674)	132,191	55,443
Cash and cash equivalents at beginning of period	237,099	104,908	49,465

Cash and cash equivalents at end of period	$171,425	$237,099	$104,908

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$22,870	$30,938	$39,557
Income taxes	12,981	9,420	6,642
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$540,547	$956,318	$—
Other intangible assets acquired	3,813	8,535	—
Liabilities assumed	603,774	1,098,400	—
Net assets acquired over liabilities assumed	(59,414)	(133,547)	—
Real estate acquired in full or in partial settlement of loans (covered of $39,793, $55,947, and $0, respectively; and non-covered of $21,342, $25,585, and $10,500, respectively)	61,135	81,532	10,500

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SCBT, N.A. (the "Bank"), a nationally chartered bank operating divisions as South Carolina Bank and Trust, North Carolina Bank and Trust ("NCBT"), and Community Bank & Trust ("CBT"). The bank provides general banking services within the state of South Carolina, Mecklenburg County of North Carolina, and 10 counties in the state of Georgia. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America. SCBT Capital Trust I and SCBT Capital Trust II are unconsolidated subsidiaries of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. SCBT Capital Trust III is an unconsolidated subsidiary of the Company established for the purpose of issuing an aggregate of $20.0 million of trust preferred securities. TSB Statutory Trust I is an unconsolidated subsidiary of the Company acquired in the TSB merger and established for the purpose of issuing an aggregate of $3.0 million of trust preferred securities.

        On January 29, 2010, SCBT, N.A. acquired all of the deposits except brokered deposits, certain other borrowings, and certain of the loans and other assets of CBT, a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in an FDIC-assisted transaction. On February 18, 2011, SCBT, N.A. acquired all of the deposits, certain other borrowings, and certain of the loans and other assets of Habersham Bank, a full service Georgia-state-chartered community bank headquartered in Clarkesville, Georgia in an FDIC-assisted transaction. On July 29, 2011, SCBT, N.A. acquired all of the deposits, certain other borrowings, and certain assets of BankMeridian, a full service community bank headquartered in Columbia, South Carolina, in an FDIC-assisted transaction.

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

Segments

        The Company, through its subsidiary, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina and Georgia. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and trust services. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to constitute more than one reportable operating segment.

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

Note 1—Summary of Significant Accounting Policies (Continued)

agreements with the FDIC, evaluating other-than-temporary-impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

        With the FDIC loss share agreements, the Company must comply with certain administration requirements of the covered assets, indemnification is limited for the assets covered, actions by the Company can result in assets becoming uncovered under the loss share provisions, and interpretation of the provisions of the loss share agreement may be different in a way which results in losses increasing and impacting the Company adversely.

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

Concentrations of Credit Risk

        The Company's subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina and Georgia. Although the subsidiary has diversified loan portfolios, a substantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions. Of the total balance of non-acquired loans at December 31, 2011, loans in the South Carolina coastal markets make up 28% of the total.

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $96.2 million at December 31, 2011. Based on this criteria, the Company had six such credit concentrations for non-acquired loans at December 31, 2011, including $279.0 million of loans to borrowers engaged in other activities related to real estate, $148.1 million of loans to lessors of residential buildings, $142.6 million of loans to lessors of nonresidential buildings (except mini-warehouses), $126.8 million of loans to other holding companies (except bank holding companies), $126.4 million of loans to religious organizations and $97.4 million in loans to physicians (except mental health specialists).

Cash and Cash Equivalents

        For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, purchases of securities under agreements to resell, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2011 and 2010 consisted of U.S. government-sponsored entities and agency mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-

Note 1—Summary of Significant Accounting Policies (Continued)

party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2011, these agreements were considered to be cash equivalents with maturities of three months or less.

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

        Other investments include stock acquired for regulatory purposes and investments in unconsolidated subsidiaries. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta ("FHLB") stock and Federal Reserve Bank stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, and TSB Statutory Trust I. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held-for-sale are normally sold to investors with the best effort intent and ability to sell all loans as long as they meet the underwriting standards of the potential investor.

Loans

        Loans that management has originated and has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans is

Note 1—Summary of Significant Accounting Policies (Continued)

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

        A loan is considered impaired when, in management's judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as nonaccrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on non-acquired impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above. Large groups of smaller balance homogeneous non-acquired loans are collectively evaluated for loss and a general reserve is established accordingly.

Troubled Debt Restructurings ("TDRs")

        SCBT designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower's financial

Note 1—Summary of Significant Accounting Policies (Continued)

condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000.

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

Other Real Estate Owned

        Other real estate owned ("OREO"), consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Note 1—Summary of Significant Accounting Policies (Continued)

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

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

Note 1—Summary of Significant Accounting Policies (Continued)

        Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

        Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company's initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

        The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as negative accretion through non-interest income.

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

        The Company evaluated the carrying value of goodwill as of April 30, 2011, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the April 30, 2011 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

        Core deposit intangibles, included in other assets, are amortized over the estimated useful lives of the deposit accounts acquired (generally 7 to 13 years) on either (1) the straight-line method or (2) the accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Advertising Costs

        The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Note 16).

Employee Benefit Plans

        The Company's defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 18 for information regarding the defined benefit pension plan and Note 19 for information regarding our post-retirement benefits

Note 1—Summary of Significant Accounting Policies (Continued)

plan. The expected costs of the plans are being expensed over the period that employees provide service.

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 20 for the amount the Company recognized as expense for the years ended December 31, 2011, 2010 and 2009.

Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, available-for-sale securities, allowance for loan losses, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

        The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2011, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2008.

Earnings Per Share

        Basic earnings per share ("EPS") represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Recent Accounting and Regulatory Pronouncements

        In September 2011, the FASB issued ASU No 2011-08, Intangibles—Goodwill and Other (Topic 350) ("ASU No. 2011-08"). ASU No. 2011-08 simplifies how companies test goodwill for impairment by permitting an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU allows the results of the assessment to become a basis for determining whether it is necessary to perform the two-step goodwill impairment testing required by Topic 350. The "more-likely-than-not" threshold is defined in the ASU as a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 is not expected to have an impact on the Company's financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU No. 2011-05"). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of

Note 1—Summary of Significant Accounting Policies (Continued)

other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company's financial statements other than the changes to the financial statement presentation of other comprehensive income.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU No. 2011-04"). ASU No. 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company's financial statement disclosures.

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring." The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 were effective July 1, 2011 and were applied retroactively to modifications occurring on or after January 1, 2011. For the year ended December 31, 2011, there were no defaults on any loans that were considered troubled debt restructurings during the preceding 12 months.

        The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in expansive changes in many areas affecting the financial services industry in general and the Company in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC's Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing any shortfall falling to banks with more than $10.0 billion in assets. Provisions within the Dodd-Frank Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities (TRUPs) as Tier 1 capital beginning in 2013. One-third will be phased out over the ensuing two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as SCBT, may continue to count their pre-May 19, 2010, TRUPs as Tier 1 capital, but may not include in Tier 1 capital TRUPs issued after May 19, 2010. SCBT does not have any TRUPs issued after May 19, 2010. Another provision of the legislation gives the Federal Reserve the

Note 1—Summary of Significant Accounting Policies (Continued)

authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. This provision may have a negative impact on the Company's non-interest income.

        In January 2011, the Company adopted the provisions of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which provides guidance on the disclosures reported in an entity's financial statements regarding business acquisitions and clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The ASU specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination or combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures currently required under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company determined that disclosure of pro forma financial information is impracticable due to the troubled nature of each of the three FDIC-assisted acquisitions prior to the date of the combination. Accordingly, no pro forma financial information has been presented.

        Effective December 31, 2010, SCBT adopted certain of the key provisions of Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ("ASU 2010-20"). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. The new and amended disclosures in the ASU were effective December 31, 2010, and are included in Note 5 Loans and Allowance for Loan Losses. The disclosure for the activity in the allowance for credit losses for each period became effective for the first quarter of 2011.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, an update to FASB ASC 820-10, Fair Value Measurements. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company's financial position, results of operations, and EPS. The adoption of the level 3 disclosure requirements had no impact the Company's financial position, results of operations, and EPS.

Note 2—Mergers and Acquisitions

        Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Acquisition-related costs are expensed separately from the acquisition. Restructuring costs that the acquirer expected but was not

Note 2—Mergers and Acquisitions (Continued)

obligated to incur are expensed separately from the business combination. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Peoples Bancorporation Acquisition

        On December 19, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Peoples Bancorporation, Inc. ("Peoples"), of Easley, South Carolina, the bank holding company for The Peoples National Bank ("PNB"), Bank of Anderson ("BOA"), and Seneca National Bank ("SNB"). At December 31, 2011, Peoples reported $545.9 million in total assets, $304.6 million in loans and $472.3 million in deposits. PNB has five banking offices in the upstate of South Carolina; BOA has two banking offices in Anderson, South Carolina; and SNB has one banking office in Seneca, South Carolina. The three subsidiary banks will initially become subsidiaries of the Company, but will ultimately be merged into the Bank.

        Under the terms of the Agreement, Peoples' shareholders will receive aggregate consideration of approximately 1,004,000 shares of SCBT common stock, including Peoples' unvested restricted stock. The stock consideration is based upon a fixed exchange ratio of 0.1413 shares of SCBT common stock for each of the outstanding shares of Peoples' common stock, which as of December 31, 2011 totaled 7,021,563 shares of common stock and 84,000 shares of restricted stock that will immediately vest on the last trading date prior to the date of acquisition. The transaction will be valued at closing based upon SCBT's closing stock price on the last trading date prior to the date of acquisition. Based on the Company's closing stock price of $32.95, as of February 9, 2012, the transaction was valued at approximately $33.1 million in the aggregate or $4.66 per fully diluted Peoples share.

        The transaction is subject to, among other things, required regulatory approvals and the affirmative vote of the holders of two-thirds of the outstanding shares of Peoples. The transaction is expected to close during the second quarter of 2012.

BankMeridian Acquisition

        On July 29, 2011, the Bank entered into a purchase and assumption ("P&A") agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A., a full service community bank headquartered in Columbia, South Carolina. BankMeridian operated 3 branches in total in Columbia, Spartanburg, and Hilton Head, South Carolina.

        Pursuant to the P&A agreement, the Bank received a discount of $30.8 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by a loss share agreement between the FDIC and the Bank. Under this loss share agreement, the FDIC has agreed to cover 80% of loan and foreclosed real estate losses. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family assets (loans and OREO) provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial assets (loans and OREO) provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair

Note 2—Mergers and Acquisitions (Continued)

value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreement. This discount will be accreted to non-interest income over future periods.

        The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of BankMeridian as a part of the P&A agreement. However, the Bank had the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expired approximately 90 days from the date of the acquisition. In September of 2011, the Bank consolidated the main BankMeridian location in Columbia into the Bank's main Columbia location, and opted not to acquire this facility. The Bank also consolidated its Spartanburg and Hilton Head locations into the locations assumed in the BankMeridian transaction during the fourth quarter of 2011. The result of these actions was no additional branch locations for the Bank.

        As of December 31, 2011, there have been no adjustments or changes to the initial fair values related to the BankMeridian acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company. Additionally, disclosure of pro forma financial information is made difficult by the troubled nature of BankMeridian prior to the date of the combination. Accordingly, no pro forma financial information has been presented.

        During the year ended December 31, 2011, noninterest income included a pre-tax gain of $11.0 million which resulted from the acquisition of BankMeridian. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of BankMeridian prior to the acquisition. The Company recognized $776,000 in merger-related expense from the BankMeridian acquisition during the year ended December 31, 2011.

        Included in the initial fair value of the FDIC indemnification asset recognized below is an expected "true up" with the FDIC, where there is an estimated payment to the FDIC of approximately $1.0 million at the end of the loss share agreement (in 10 years). The actual payment will be determined at the end of the loss sharing agreement term and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share. This "true up" estimate will be eliminated if the actual losses were to exceed management's current estimate by an additional $10.0 million.

Note 2—Mergers and Acquisitions (Continued)

        The following table presents the assets acquired and liabilities assumed as of July 29, 2011, as recorded by BankMeridian on the acquisition date and as adjusted for purchase accounting adjustments.

(Dollars in thousands)	As Recorded by BankMeridian	Balances Kept by FDIC	Balances Acquired from FDIC	Fair Value Adjustments		As Recorded by SCBT
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$28,363	$23	$28,386	$—		$28,386
Investment securities	35,671	(77)	35,594	(242	)(a)	35,352
Loans	145,290	9,021	154,311	(59,330	)(b)	94,981
Premises and equipment	1,320	(1,316)	4	15	(c)	19
Intangible assets	—	—	—	551	(d)	551
FDIC receivable for loss sharing agreement	—	—	—	50,753	(e)	50,753
Other real estate owned and repossessed assets	13,932	669	14,601	(9,775	)(f)	4,826
Other assets	1,126	492	1,618	(761	)(g)	857

Total assets	$225,702	$8,812	$234,514	$(18,789)		$215,725

Liabilities
Deposits:
Noninterest-bearing	$12,431	$(12)	$12,419	$—		$12,419
Interest-bearing	192,551	(4,609)	187,942	220	(h)	188,162

Total deposits	204,982	(4,621)	200,361	220		200,581
Other borrowings	20,000	—	20,000	790	(i)	20,790
Other liabilities	1,016	(142)	874	—		874

Total liabilities	225,998	(4,763)	221,235	1,010		222,245

Net assets acquired over (under) liabilities assumed	$(296)	$13,575	$13,279	$(19,799)		$(6,520)

Excess of assets acquired over (under) liabilities assumed	$(296)	$13,575	$13,279

Aggregate fair value adjustments				$(19,799)

Cash received from the FDIC						$17,050
Cash due from FDIC						471

Total						17,521

Gain on acquisition (noninterest income)						$11,001

Explanation of fair value adjustments

Adjustment reflects:

(a)
Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

Note 2—Mergers and Acquisitions (Continued)

(b)
Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio.

(c)
Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(d)
Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.

(e)
Adjustment reflects the estimated fair value of payments the Company will receive from the FDIC under the loss share agreements.

(f)
Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

(g)
Adjustment reflects uncollectible portion of accrued interest receivable.

(h)
Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)
Adjustment reflects the prepayment fee paid when FHLB advances were completely paid off in August 2011.

Habersham Bank Acquisition

        On February 18, 2011, the Bank entered into a P&A agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank ("Habersham"), a full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia. Habersham operated eight branches in the northeast region of Georgia.

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

Note 2—Mergers and Acquisitions (Continued)

        The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham as a part of the P&A agreement. However, the Bank had the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expired on May 19, 2011. On May 19, 2011, the Bank notified the FDIC that it planned to acquire four bank facilities with an appraised value of approximately $6.7 million. In addition, the Bank notified the FDIC that it planned to purchase approximately $362,000 of furniture or equipment related to five locations being retained by the Bank. The Bank settled this purchase along with other settlement items on February 15, 2012 for approximately $7.2 million. These five banking facilities include both leased and owned locations. In June of 2011, the Bank closed three branches and converted the operating system of the acquired Georgia franchise.

        As of December 31, 2011, there have been no adjustments or changes to the initial fair values related to the Habersham acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company. Additionally, disclosure of pro forma financial information is made difficult by the troubled nature of Habersham prior to the date of the combination. Accordingly, no pro forma financial information has been presented.

        For the year ended December 31, 2011, noninterest income included a pre-tax gain of $5.5 million which resulted from the acquisition of Habersham. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of Habersham prior to the acquisition. The Company recognized $2.6 million in merger-related expense related to the Habersham acquisition, including lease termination payments related to branch consolidations, during the year ended December 31, 2011.

        There is no expected "true up" included in the initial fair value of the FDIC indemnification asset recognized for this acquisition. This is the result of the amount of the negative bid, the expected losses, intrinsic loss estimate, and the assets covered under loss share. This "true up" estimate could result in a needed payment obligation to the FDIC if the expected losses were to decline by more than $21.9 million.

Note 2—Mergers and Acquisitions (Continued)

        The following table presents the assets acquired and liabilities assumed as of February 18, 2011, as recorded by Habersham on the acquisition date and as adjusted for purchase accounting adjustments.

(Dollars in thousands)	As Recorded by Habersham	Balances Kept by FDIC	Balances Acquired from FDIC	Fair Value Adjustments		As Recorded by SCBT
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$31,924	$(4)	$31,920	$—		$31,920
Investment securities	65,018	(3,582)	61,436	(566	)(a)	60,870
Loans	212,828	9,039	221,867	(94,414	)(b)	127,453
Premises and equipment	16,915	(16,915)	—	—		—
Intangible assets	—	—	—	3,262	(c)	3,262
FDIC receivable for loss sharing agreement	—	—	—	87,418	(d)	87,418
Other real estate owned and repossessed assets	42,024	(616)	41,408	(26,915	)(e)	14,493
Other assets	14,446	(11,227)	3,219	—		3,219

Total assets	$383,155	$(23,305)	$359,850	$(31,215)		$328,635

Liabilities
Deposits:
Noninterest-bearing	$76,205	$(5)	$76,200	$—		$76,200
Interest-bearing	263,246	—	263,246	1,203	(f)	264,449

Total deposits	339,451	(5)	339,446	1,203		340,649
Other borrowings	39,433	(6)	39,427	344	(g)	39,771
Other liabilities	2,819	(1,710)	1,109	—		1,109

Total liabilities	381,703	(1,721)	379,982	1,547		381,529

Net assets acquired over (under) liabilities assumed	$1,452	$(21,584)	$(20,132)	$(32,762)		$(52,894)

Excess of assets acquired over (under) liabilities assumed	$1,452	$(21,584)	$(20,132)

Aggregate fair value adjustments				$(32,762)

Cash received from the FDIC						$59,360
Cash due to FDIC						(938)

Total						58,422

Gain on acquisition (noninterest income)						$5,528

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

(g)
Adjustment reflects the prepayment fee paid when FHLB advances were completely paid off in February 2011.

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

        The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of CBT as a part of the P&A agreement. However, on October 27, 2010, the Bank acquired seven bank facilities with an appraised value of approximately $10.9 million. In addition, the Bank purchased approximately $700,000 of furniture or equipment related to 27 locations retained by the Bank. In late

Note 2—Mergers and Acquisitions (Continued)

May and early June of 2010, the Bank closed 10 bank branches, one trust office, and converted the operating system of the acquired Georgia franchise.

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

        Currently, there is no "true up" expected with the CBT loss share agreement, given the level of expected losses. These expected losses would need to improve by approximately $19.0 million to result in a needed "true-up" payment to the FDIC.

Note 3—Restriction on Cash and Due from Banks

        The Bank is required to maintain a specified average amount of reserve funds in cash or on deposit with the Federal Reserve Bank. The average amount of such required reserve funds at December 31, 2011 and 2010 was approximately $25,000.

Note 4—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
State and municipal obligations	$16,569	$1,295	$—	$17,864

December 31, 2010:
State and municipal obligations	$19,941	$227	$(18)	$20,150

Note 4—Investment Securities (Continued)

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Government-sponsored entities debt*	$48,464	$1,142	$(3)	$49,603
State and municipal obligations	40,780	3,208	(31)	43,957
Residential government-sponsored entities mortgage-backed securities	190,204	5,111	(6)	195,309
Corporate stocks	241	85	—	326

	$279,689	$9,546	$(40)	$289,195

December 31, 2010:
Government-sponsored entities debt*	$69,854	$844	$(164)	$70,534
State and municipal obligations	39,749	680	(425)	40,004
Residential government-sponsored entities mortgage-backed securities	83,045	1,752	(357)	84,440
Trust preferred (collateralized debt obligations)	2,324	—	(290)	2,034
Corporate stocks	256	106	—	362

	$195,228	$3,382	$(1,236)	$197,374

*
—Government-sponsored entities debt are comprised of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, FHLB, and Federal Farm Credit Banks ("FFCB").

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	9,932	—	—	9,932
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$18,292	$—	$—	$18,292

December 31, 2010:
Federal Reserve Bank stock	$5,987	$—	$—	$5,987
Federal Home Loan Bank stock	13,278	—	—	13,278
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$20,597	$—	$—	$20,597

        The Company has determined that the investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2011 and ultimate recoverability of the par value of these investments is probable.

Note 4—Investment Securities (Continued)

        The amortized cost and fair value of debt and equity securities at December 31, 2011 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as "Due after ten years".

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$580	$600	$644	$649
Due after one year through five years	661	670	14,617	14,813
Due after five years through ten years	5,480	5,887	49,283	50,750
Due after ten years	9,848	10,707	215,145	222,983

	$16,569	$17,864	$279,689	$289,195

        There were no sales or transfers of held-to-maturity securities during 2011, 2010 or 2009. The following table summarizes information with respect to sales of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Sale proceeds	$52,282	$45,030	$2,410

Gross realized gains	$517	$1,559	$82
Gross realized losses	(194)	(1,267)	—

Net realized gain (loss)	$323	$292	$82

        The Company had 7 securities with gross unrealized losses at December 31, 2011. Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by

Note 4—Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$3	$5,505	$—	$—
State and municipal obligations	1	420	31	724
Mortgage-backed securities	5	6,601	—	—

	$9	$12,526	$31	$724

December 31, 2010:
Securities Held to Maturity
State and municipal obligations	$18	$3,050	$—	$—

	$18	$3,050	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$164	$26,138	$—	$—
State and municipal obligations	229	12,402	196	1,350
Mortgage-backed securities	357	31,547	—	—
Trust preferred (collateralized debt obligations)	—	—	290	2,034

	$750	$70,087	$486	$3,384

        At December 31, 2011 and 2010, debt securities with unrealized losses had depreciated 0.3% and 1.6%, respectively, from their amortized cost basis. The unrealized losses in 2011 relate principally to some state and municipal obligations, government sponsored entities ("GSE") debentures and mortgage-backed securities whose spreads widened to U.S. Treasury securities in the midst of the current economic and liquidity environments. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2011. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

        Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time

Note 4—Investment Securities (Continued)

and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. As part of the Company's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.

        At December 31, 2011 and 2010, investment securities with a carrying value of $128.7 million and $60.6 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2011 and 2010, the carrying amount of the securities pledged to secure repurchase agreements was $87.1 million and $76.3 million, respectively.

        The following table presents a roll forward of recognized charges to earnings on certain trust preferred debt securities for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
(Dollars in thousands)	2011*	2010	2009
Balance at beginning of period	$—	$4,922	$—
Additional fair market value losses on trust preferred debt securities for which other-than-temporary impairment was previously recognized
PreTSL IX B-3	—	1,284	699
PreTSL X B-1	—	1,550	1,882
PreTSL X B-3	—	431	528
PreTSL XI B-1	—	1,742	335
PreTSL XIII B-2	—	607	156
PreTSL XIV	—	1,026	307
PreTSL XVI C	—	—	1,015

Net fair market value losses recognized in earnings	—	6,640	4,922

Balance at end of period	$—	$11,562	$4,922

*
As of December 31, 2011, the Company no longer had any investment in pooled trust preferred securities, nor were there any OTTI charges related to pooled trust preferred securities during 2011.

        As of June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, in FASB ASC 320-10-65-1 which requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI on debt securities not expected to be sold be recognized in other comprehensive income. As a result of this new standard, the Company recorded $4.9 million in credit-related OTTI charges in earnings in 2009. In addition, the Company recognized $5.5 million for the non-credit impairment associated with the same seven TRUPs in other comprehensive income (equity). During the first quarter of 2010, the Company concluded that there appeared to have been a change in the fundamental behavior and inclination of some issuers toward earlier deferrals or defaults on their payments in the trust preferred pools, and as a result the performance of the pools had decreased the probability that the Company would be able to

Note 4—Investment Securities (Continued)

recognize cash flows in excess of the estimated fair value of the securities. In addition, the Company decided to liquidate these securities before anticipated recovery given the impact of the changes in the nature of the Company's balance sheet and levels of classified assets to capital. As a result of this analysis, the Company changed its intent and expectations relative to these securities, and wrote these securities down to fair market value prior to their sale (reflecting both credit and non-credit related considerations). Accordingly, a $6.6 million charge was recognized in earnings during the year ended December 31, 2010. Additional OTTI charges of $115,000, $130,000, and $83,000 were taken on equity securities for the years ended December 31, 2011, 2010, and 2009, respectively.

        During the fourth quarter of 2010, the Company elected to sell seven of the eight pooled trust preferred securities at an incremental loss of $1.3 million. The remaining trust preferred security, MMCaps I A, was sold in the first quarter of 2011 at an incremental loss of $194,000. These realized losses are reflected in the income statement as a part of "Securities gains (losses), net".

Note 5—Loans and Allowance for Loan Losses

        The following is a summary of non-acquired loans:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$310,845	391,987
Commercial non-owner occupied	299,698	320,203

Total commercial non-owner occupied real estate	610,543	712,190
Consumer real estate:
Consumer owner occupied	391,529	325,470
Home equity loans	264,986	263,961

Total consumer real estate	656,515	589,431
Commercial owner occupied real estate	742,890	578,587
Commercial and industrial	220,454	202,987
Other income producing property	140,693	124,431
Consumer	85,342	67,768
Other loans	14,128	20,806

Total non-acquired loans	2,470,565	2,296,200
Less allowance for loan losses	(49,367)	(47,512)

Non-acquired loans, net	$2,421,198	$2,248,688

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below. Substantially all of the acquired loans are covered under FDIC loss share agreements.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The Company's acquired loan portfolio is comprised of the following balances net of related discount:

	December 31, 2011
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Acquired loans:
Commercial loans greater than or equal to $1 million—CBT	$24,073	$36,756	$60,829
Commercial real estate	39,991	68,337	108,328
Commercial real estate—construction and development	29,534	21,472	51,005
Residential real estate	51,057	73,365	124,422
Residential real estate—junior lien	1,383	1,458	2,841
Home equity	530	857	1,386
Consumer	5,392	4,627	10,019
Commercial and industrial	15,019	24,291	39,311
Single pay	3,852	208	4,060

Total acquired loans	$170,830	$231,371	$402,201
Less allowance for loan losses	(23,875)	(7,745)	(31,620)

Acquired loans, net	$146,955	$223,626	$370,581

	December 31, 2010
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Acquired loans:
Commercial loans greater than or equal to $1 million—CBT	$32,744	$51,544	$84,288
Commercial real estate	21,302	45,326	66,628
Commercial real estate—construction and development	15,262	17,050	32,312
Residential real estate	45,299	42,246	87,545
Residential real estate—junior lien	2,100	1,573	3,673
Home equity	496	1,023	1,519
Consumer	5,879	5,036	10,915
Commercial and industrial	10,821	13,921	24,742
Single pay	9,156	260	9,416

Total acquired loans	$143,059	$177,979	$321,038

There was no allowance for loan losses on acquired loans at December 31, 2010.

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

        Contractual loan payments receivable, estimates of amounts not expected to be collected, accretable yield and the resulting carrying values of acquired loans (impaired and non-impaired) as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$382,760	$361,726	$744,486
Non-accretable difference	(176,601)	(71,084)	(247,685)

Cash flows expected to be collected	206,159	290,642	496,801
Accretable yield	(35,329)	(59,271)	(94,600)

Carrying value	$170,830	$231,371	$402,201

Allowance for loan losses on acquired loans	$(23,875)	$(7,745)	$(31,620)

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2010
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$301,080	$303,153	$604,233
Non-accretable difference	(140,723)	(97,788)	(238,511)

Cash flows expected to be collected	160,357	205,365	365,722
Accretable yield	(17,298)	(27,386)	(44,684)

Carrying value	$143,059	$177,979	$321,038

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

        The unpaid contractual principal balance for acquired loans was $597.7 million at December 31, 2011 and $519.2 million at December 31, 2010.

        The following are changes in the carrying value of acquired loans during the years ended December 31, 2011 and 2010:

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	92,278	130,156	222,434
Net reductions for payments, foreclosures, and accretion	(64,507)	(76,764)	(141,271)
Change in the allowance for loan losses on acquired loans	(23,875)	(7,745)	(31,620)

Balance, December 31, 2011, net of allowance for loan losses on acquired loans	$146,955	$223,626	$370,581

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Balance, December 31, 2009	$—	$—	$—
Fair value of acquired loans	233,236	226,229	459,465
Net reductions for payments, foreclosures, and accretion	(90,177)	(48,250)	(138,427)

Balance, December 31, 2010	$143,059	$177,979	$321,038

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following are changes in the carrying amount of accretable yield for purchased impaired and non-impaired loans for the years ended December 31, 2011 and 2010:

(Dollars in thousands)
Beginning balance December 31, 2010	$44,684
Addition from the Habersham acquisition	28,115
Addition from the BankMeridian acquisition	21,216
Interest income	(40,710)
Reclass of nonaccretable difference due to improvement in
expected cash flows	41,555
Other changes, net	(260)

Ending balance, December 31, 2011	$94,600

(Dollars in thousands)
Beginning balance December 31, 2009	$—
Addition from the CBT acquisition	29,236
Interest income	(19,919)
Reclass of nonaccretable difference due to improvement in expected cash flows	35,367

Ending balance, December 31, 2010	$44,684

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

Note 5—Loans and Allowance for Loan Losses (Continued)

        The allowance for loan losses on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

        In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $500,000 and the probability of default that is determined based upon historical data at the loan level. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company's allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 2—Mergers and Acquisitions.)

Note 5—Loans and Allowance for Loan Losses (Continued)

        An aggregated analysis of the changes in allowance for loan losses for the years ended December 31, 2011, 2010, and 2009 are as follows:

(Dollars in thousands)	Non-acquired Loans	Acquired Loans	Total
Year ended December 31, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(29,209)	—	(29,209)
Recoveries of loans previously charged off	2,409	—	2,409

Net charge-offs	(26,800)	—	(26,800)
Provision for loan losses	28,655	31,620	60,275
Benefit attributable to FDIC loss share agreements	—	(30,039)	(30,039)

Total provision for loan losses charged to operations	28,655	1,581	30,236
Provision for loan losses recorded through the FDIC loss share receivable	—	30,039	30,039

Balance at end of period	$49,367	$31,620	$80,987

(Dollars in thousands)	Non-acquired Loans	Acquired Loans	Total
Year ended December 31, 2010:
Balance at beginning of period	$37,488	$—	$37,488
Loans charged-off	(46,817)	—	(46,817)
Recoveries of loans previously charged off	2,559	—	2,559

Net charge-offs	(44,258)	—	(44,258)
Provision for loan losses	54,282	—	54,282

Balance at end of period	$47,512	$—	$47,512

(Dollars in thousands)	Non-acquired Loans	Acquired Loans	Total
Year ended December 31, 2009:
Balance at beginning of period	$31,525	$—	$31,525
Loans charged-off	(22,050)	—	(22,050)
Recoveries of loans previously charged off	1,301	—	1,301

Net charge-offs	(20,749)	—	(20,749)
Provision for loan losses	26,712	—	26,712

Balance at end of period	$37,488	$—	$37,488

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
December 31, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(11,848)	(3,805)	(2,346)	(3,365)	(2,159)	(1,872)	(2,366)	(1,337)	(111)	(29,209)
Recoveries	518	144	158	224	132	295	293	645	—	2,409
Provision	9,461	3,342	4,730	4,534	1,872	1,165	2,875	646	30	28,655

Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367

Loans individually evaluated for impairment	$1,646	$706	$1,510	$262	$—	$—	$289	$—	$—	$4,413

Loans collectively evaluated for impairment	$10,727	$5,403	$8,846	$7,191	$4,269	$3,901	$3,347	$1,145	$125	$44,954

Loans:
Loans individually evaluated for impairment	$24,749	$12,040	$17,717	$2,594	$—	$1,576	$3,375	$—	$—	$62,051
Loans collectively evaluated for impairment	286,096	287,658	725,173	388,935	264,986	218,878	137,318	85,342	14,128	2,408,514

Total non-acquired loans	$310,845	$299,698	$742,890	$391,529	$264,986	$220,454	$140,693	$85,342	$14,128	$2,470,565

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
December 31, 2010
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(19,150)	(3,011)	(2,625)	(7,285)	(2,490)	(9,138)	(338)	(2,780)	—	(46,817)
Recoveries	785	29	126	149	45	713	6	706	—	2,559
Provision	23,438	3,618	4,335	8,561	3,118	8,408	791	2,007	6	54,282

Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512

Loans individually evaluated for impairment	$1,718	$1,444	$830	$80	$—	$36	$28	$—	$—	$4,136

Loans collectively evaluated for impairment	$12,524	$4,984	$6,984	$5,980	$4,424	$4,277	$2,806	$1,191	$206	$43,376

Loans:
Loans individually evaluated for impairment	$23,081	$10,948	$10,747	$1,540	$—	$1,144	$3,153	$—	$—	$50,613
Loans collectively evaluated for impairment	368,906	309,255	567,840	323,930	263,961	201,843	121,278	67,768	20,806	2,245,587

Total non-acquired loans	$391,987	$320,203	$578,587	$325,470	$263,961	$202,987	$124,431	$67,768	$20,806	$2,296,200

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for year ended December 31, 2011.

(Dollars in thousands)	Commercial Loans Greater Than or Equal to $1 Million	Commercial Real Estate	Commercial Real Estate— Construction and Development	Residential Real Estate	Residential Real Estate— Junior Lien	Home Equity	Consumer	Commercial and Industrial	Single Pay	Total
Allowance for loan losses:
Year ended December 31, 2011:
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	16,706	1,318	—	5,026	445	—	—	4,564	3,561	31,620
Benefit attributable to FDIC loss share agreements	(15,871)	(1,252)	—	(4,775)	(423)	—	—	(4,336)	(3,383)	(30,039)

Total provision for loan losses charged to operations	835	66	—	251	22	—	—	228	178	1,581
Provision for loan losses recorded through the FDIC loss share receivable	15,871	1,252	—	4,775	423	—	—	4,336	3,383	30,039

Balance, December 31, 2011	$16,706	$1,318	$—	$5,026	$445	$—	$—	$4,564	$3,561	$31,620

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$16,706	$1,318	$—	$5,026	$445	$—	$—	$4,564	$3,561	$31,620

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	60,829	108,328	51,005	124,422	2,841	1,386	10,019	39,311	4,060	402,201

Total acquired loans	$60,829	$108,328	$51,005	$124,422	$2,841	$1,386	$10,019	$39,311	$4,060	$402,201

*
The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
Pass	$232,131	$284,708	$231,954	$258,698	$656,914	$503,367
Special mention	33,254	40,463	43,733	37,487	38,511	38,204
Substandard	45,460	66,816	24,011	24,018	47,465	36,785
Doubtful	—	—	—	—	—	231

	$310,845	$391,987	$299,698	$320,203	$742,890	$578,587

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	2011	2010	2011	2010	2011	2010
Pass	$207,063	$190,608	$117,237	$101,441	$1,445,299	$1,338,822
Special mention	6,949	8,104	11,885	10,074	134,332	134,332
Substandard	6,442	4,275	11,571	12,872	134,949	144,766
Doubtful	—	—	—	44	—	275

	$220,454	$202,987	$140,693	$124,431	$1,714,580	$1,618,195

        The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans at December 31:

	Consumer Owner Occupied		Home Equity		Consumer
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
Pass	$342,307	$289,168	$247,929	$248,261	$84,189	$66,775
Special mention	25,298	17,919	10,018	7,794	682	532
Substandard	23,924	18,383	7,039	7,906	471	461
Doubtful	—	—	—	—	—	—

	$391,529	$325,470	$264,986	$263,961	$85,342	$67,768

	Other		Consumer Total
	2011	2010	2011	2010
Pass	$14,128	$20,806	$688,553	$625,010
Special mention	—	—	35,998	26,245
Substandard	—	—	31,434	26,750
Doubtful	—	—	—	—

	$14,128	$20,806	$755,985	$678,005

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of total non-acquired loans at December 31:

	Total Non-acquired Loans
	2011	2010
Pass	$2,133,852	$1,963,832
Special mention	170,330	160,577
Substandard	166,383	171,516
Doubtful	—	275

	$2,470,565	$2,296,200

        At December 31, 2011, the aggregate amount of non-acquired substandard and doubtful loans totaled $166.4 million. When these loans are combined with non-acquired OREO of $18.0 million, our non-acquired classified assets (as defined by our primary federal regulator, the Office of the Comptroller of the Currency (the "OCC")) were $184.4 million. At December 31, 2010, the amounts were $171.8 million, $17.3 million, and $189.1 million, respectively.

        The following table presents the credit risk profile by risk grade of acquired loans, net of the related discount at December 31:

	Commercial Loans Greater Than or Equal to $1 million—CBT		Commercial Real Estate		Commercial Real Estate— Construction and Development
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
Pass	$17,257	$26,395	$34,570	$29,506	$11,838	$11,897
Special mention	5,164	10,317	22,127	10,048	5,947	3,218
Substandard	38,408	46,952	51,133	26,696	30,571	16,877
Doubtful	—	624	498	378	2,649	320

	$60,829	$84,288	$108,328	$66,628	$51,005	$32,312

	Residential Real Estate		Residential Real Estate— Junior Lien		Home Equity
	2011	2010	2011	2010	2011	2010
Pass	$49,308	$42,807	$1,541	$2,219	$897	$1,069
Special mention	19,042	10,470	308	93	200	156
Substandard	53,221	33,112	992	1,112	289	294
Doubtful	2,851	1,156	—	249	—	—

	$124,422	$87,545	$2,841	$3,673	$1,386	$1,519

Note 5—Loans and Allowance for Loan Losses (Continued)

	Consumer		Commercial & Industrial		Single Pay
	2011	2010	2011	2010	2011	2010
Pass	$5,771	$7,401	$11,208	$10,482	$465	$258
Special mention	889	528	7,295	3,389	62	65
Substandard	2,869	2,828	19,752	10,503	3,533	8,877
Doubtful	490	158	1,056	368	—	216

	$10,019	$10,915	$39,311	$24,742	$4,060	$9,416

        The risk grading of acquired loans is determined utilizing a loan's contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC assisted acquisition, acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on acquired loans, the Company's risk of loss is mitigated because of the FDIC loss share arrangement.

        An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2011 was as follows:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial real estate:
Construction and land development	$1,056	$2,793	$13,176	$17,025	$293,820	$310,845
Commercial non-owner occupied	998	539	10,088	11,625	288,073	299,698
Commercial owner occupied	2,731	902	12,936	16,569	726,321	742,890
Consumer real estate:
Consumer owner occupied	3,288	762	5,819	9,869	381,660	391,529
Home equity loans	889	360	647	1,896	263,090	264,986
Commercial and industrial	389	142	1,218	1,749	218,705	220,454
Other income producing property	192	29	4,185	4,406	136,287	140,693
Consumer	302	130	33	465	84,877	85,342
Other loans	97	74	46	217	13,911	14,128

	$9,942	$5,731	$48,148	$63,821	$2,406,744	$2,470,565

Note 5—Loans and Allowance for Loan Losses (Continued)

        An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2010 was as follows:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial real estate:
Construction and land development	$3,619	$1,311	$18,450	$23,380	$368,607	$391,987
Commercial non-owner occupied	779	240	6,376	7,395	312,808	320,203
Commercial owner occupied	2,494	1,191	4,950	8,635	569,952	578,587
Consumer real estate:
Consumer owner occupied	1,796	1,898	3,153	6,847	318,623	325,470
Home equity loans	768	320	743	1,831	262,130	263,961
Commercial and industrial	681	187	881	1,749	201,238	202,987
Other income producing property	930	318	4,391	5,639	118,792	124,431
Consumer	614	192	150	956	66,812	67,768
Other loans	35	16	37	88	20,718	20,806

	$11,716	$5,673	$39,131	$56,520	$2,239,680	$2,296,200

        An aging analysis of past due loans, segregated by class for acquired loans as of December 31, 2011 was as follows:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial loans greater than or equal to $1 million	$—	$990	$27,582	$28,572	$32,257	$60,829
Commercial real estate	3,720	2,423	21,361	27,504	80,824	108,328
Commercial real estate—construction and development	2,907	1,121	20,704	24,732	26,273	51,005
Residential real estate	3,065	2,221	14,070	19,357	105,065	124,422
Residential real estate—junior lien	180	—	156	336	2,505	2,841
Home equity	20	4	16	40	1,346	1,386
Consumer	261	163	1,280	1,705	8,314	10,019
Commercial and industrial	1,410	512	9,537	11,459	27,852	39,311
Single pay	79	5	2,866	2,950	1,110	4,060

	$11,642	$7,439	$97,573	$116,654	$285,547	$402,201

Note 5—Loans and Allowance for Loan Losses (Continued)

        An aging analysis of past due loans, segregated by class for acquired loans, as of December 31, 2010 was as follows:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial loans greater than or equal to $1 million	$3,993	$—	$30,220	$34,213	$50,075	$84,288
Commercial real estate	1,067	458	14,240	15,765	50,864	66,629
Commercial real estate—construction and development	1,197	499	10,915	12,611	19,702	32,313
Residential real estate	2,508	1,397	20,077	23,982	63,563	87,545
Residential real estate—junior lien	165	59	863	1,087	2,586	3,673
Home equity	15	56	101	172	1,346	1,518
Consumer	614	323	1,303	2,240	8,675	10,915
Commercial and industrial	1,533	470	6,986	8,989	15,752	24,741
Single pay	—	—	8,900	8,900	516	9,416

	$11,092	$3,262	$93,605	$107,959	$213,079	$321,038

        Acquired loans that are past due continue to accrue accretable yield under the accretion method of accounting and therefore are not placed on nonaccrual status.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to impaired non-acquired loans:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Gross Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2011
Commercial real estate:
Construction and land development	$34,076	$19,521	$5,228	$24,749	$1,646
Commercial non-owner occupied	14,269	9,704	2,336	12,040	706
Commercial owner occupied	21,072	10,692	7,025	17,717	1,510
Consumer real estate:
Consumer owner occupied	2,815	607	1,987	2,594	262
Home equity loans	—	—	—	—	—
Commercial and industrial	1,788	1,576	—	1,576	—
Other income producing property	4,393	2,132	1,243	3,375	289
Consumer	—	—		—	—
Other loans	—	—		—	—

Total impaired loans	$78,413	$44,232	$17,819	$62,051	$4,413

December 31, 2010
Commercial real estate:
Construction and land development	$29,656	$13,362	$9,719	$23,081	$1,718
Commercial non-owner occupied	12,902	5,824	5,124	10,948	1,444
Commercial owner occupied	11,279	5,353	5,394	10,747	830
Consumer real estate:
Consumer owner occupied	1,725	—	1,540	1,540	80
Home equity loans	—	—	—	—	—
Commercial and industrial	1,145	—	1,144	1,144	36
Other income producing property	4,402	2,246	907	3,153	28
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

Total impaired loans	$61,109	$26,785	$23,828	$50,613	$4,136

        Acquired loans are accounted for in pools as shown on page F-42 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following summarizes the average investment in non-acquired impaired loans and interest income recognized on impaired loans for the years ended December 31, 2011 and December 31, 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Commercial real estate:
Construction and land development	$22,365	$429	$20,338	$558
Commercial non-owner occupied	11,522	138	8,752	203
Commercial owner occupied	12,664	484	8,913	296
Consumer real estate:
Consumer owner occupied	2,180	40	1,143	86
Home equity loans	—	—	—	—
Commercial and industrial	1,215	104	1,040	—
Other income producing property	1,679	105	2,477	64
Consumer	—	—	—	—
Other loans	—	—	—	—

Total Impaired Loans	$51,625	$1,300	$42,663	$1,207

        The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Commercial non-owner occupied real estate:
Construction and land development	$21,347	$27,207
Commercial non-owner occupied	10,931	8,407

Total commercial non-owner occupied real estate	32,278	35,614
Consumer real estate:
Consumer owner occupied	8,017	6,865
Home equity loans	1,005	2,517

Total consumer real estate	9,022	9,382
Commercial owner occupied real estate	15,405	10,499
Commercial and industrial	1,913	1,282
Other income producing property	5,329	5,708
Consumer	223	176
Other loans	—	—
Restructured loans	11,807	6,365

Total loans on nonaccrual status	$75,977	$69,026

        In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a troubled debt restructuring ("TDR" or "restructured loan") has occurred. A TDR is a modification in which the Bank grants a concession to a borrower that it would not otherwise consider due to economic or legal reasons related to a borrower's financial difficulties. The concessions granted on

Note 5—Loans and Allowance for Loan Losses (Continued)

TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation.

        SCBT designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310.40). Loan on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

        The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	15	$3,595	$3,194	7	$3,235	$2,695
Commercial owner occupied	2	1,334	1,286	2	1,052	994
Consumer owner occupied	2	759	737	1	802	768
Other income producing property	2	409	404	—	—	—

Total interest rate modifications	21	$6,097	$5,621	10	$5,089	$4,457

Term modification
Construction and land development	2	2,938	2,929	1	261	239
Commercial non-owner occupied	—	—	—	1	432	393
Commercial owner occupied	2	928	864	—	—	—
Consumer owner occupied	1	605	591	—	—	—

Total term modifications	5	$4,471	$4,384	2	$693	$632

Forgiveness of principal
Commercial non-owner occupied	—	—	—	1	801	592
Commercial owner occupied	—	—	—	1	258	142

Total forgiveness of principal	—	$—	$—	2	$1,059	$734

Total restructured loans	26	$10,568	$10,005	14	$6,841	$5,823

Note 5—Loans and Allowance for Loan Losses (Continued)

        At December 31, 2011 and 2010, the balance of accruing TDRS was $5.8 million and $3.1 million, respectively.

        The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of December 31, 2011 by type of concession:

	Paying Under Restructured Terms		Converted to Non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Interest rate modification	21	$5,621	—	$—	—	$—
Term modification	4	4,090	1	294	—	—
Forgiveness of principal	—	—	—	—	—	—

	25	$9,711	1	$294	—	$—

        The amount of specific reserve associated with non-acquired restructured loans was $1.9 million at December 31, 2011, none of which were related to the restructured loans that had subsequently defaulted. The Company had $64,000 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2011.

        There were no loans modified as troubled debt restructurings within the previous 12 months for which there was a subsequent payment default during the year ended December 31, 2011.

Note 6—Receivable from FDIC for Loss Share Agreements

        The following table provides changes in the receivable from the FDIC during 2011:

(Dollars in thousands)
Balance, December 31, 2010	$212,103
FDIC loss share receivable recorded for Habersham agreement	87,418
FDIC loss share receivable recorded for BankMeridian agreement	50,753
Increase in expected losses on loans	30,039
Additional losses on OREO	20,109
Reimbursable expenses	13,300
Amortization of discounts and premiums, net	(10,135)
Reimbursements from FDIC	(140,936)

Balance, December 31, 2011	$262,651

        The following table provides changes in the receivable from the FDIC during 2010:

(Dollars in thousands)
Balance, December 31, 2009	$—
FDIC loss share receivable recorded for CBT agreement	276,789
Accretion of discounts and premiums, net	2,443
Reimbursable expenses	4,246
Reimbursements from FDIC	(71,375)

Balance, December 31, 2010	$212,103

        The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at carrying value. At December 31, 2011, the projected cash flows related to the

Note 6—Receivable from FDIC for Loss Share Agreements (Continued)

FDIC receivable for losses on assets acquired was approximately $18.4 million less than the current carrying value. This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset or remaining term of the loss share agreements. Subsequent to year-end, the Company received $38.8 million from loss share claims filed, including reimbursable expenses.

Note 7—Other Real Estate Owned

        The following is a summary of information pertaining to OREO at December 31, 2011:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Acquired in BankMeridian acquisition	—	4,826	4,826
Additions, net	21,342	39,793	61,135
Writedowns	(7,665)	(21,345)	(29,010)
Sold	(12,919)	(41,235)	(54,154)

Balance, December 31, 2011	$18,022	$65,849	$83,871

        The following is a summary of information pertaining to OREO at December 31, 2010:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2009	$3,102	$—	$3,102
Acquired in CBT Acquisition	—	25,876	25,876
Additions	25,585	55,947	81,532
Writedowns	(2,773)	—	(2,773)
Sold	(8,650)	(12,506)	(21,156)

Balance, December 31, 2010	$17,264	$69,317	$86,581

        The covered OREO above is covered pursuant to the FDIC loss share agreement which is discussed in Note 2—Mergers and Acquisitions.

Note 8—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2011	2010
Land		$24,331	$23,302
Buildings and leasehold improvements	15 - 40 years	72,257	63,997
Equipment and furnishings	3 - 10 years	40,558	37,732
Construction in process		678	845

Total		137,824	125,876
Less accumulated depreciation		(43,574)	(38,495)

		$94,250	$87,381

Note 8—Premises and Equipment (Continued)

        Depreciation expense charged to operations was $7.8 million, $7.0 million, and $5.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        During the second quarter of 2011, the Company reviewed the assets held for future branch sites and determined that certain of these assets would be disposed of requiring reclassification to OREO. These assets increased OREO by $2.4 million during the quarter, and resulted in an $893,000 impairment charge being recorded in earnings.

        At December 31, 2011 and 2010, computer software with an original cost of $6.3 million and $5.1 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $928,000, $633,000, and $492,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 9—Goodwill and Other Intangible Assets

        In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2011. The following is a summary of the carrying amounts of goodwill at December 31:

(Dollars in thousands)	2011	2010
Carrying amount	$62,888	$62,888

        The Company's other intangible assets, consisting primarily of core deposit intangibles, are included in "Other assets". The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles at December 31:

(Dollars in thousands)	2011	2010
Gross carrying amount	$21,150	$17,338
Accumulated amortization	(9,612)	(7,621)

	$11,538	$9,717

        Amortization expense totaled $2.0 million, $1.7 million and $526,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Core deposit intangibles are amortized using either the straight-line method or the accelerated basis of their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for core deposit intangibles for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2012	$1,952
2013	1,808
2014	1,667
2015	1,407
2016	1,087

$7,921

Note 10—Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $392.7 million and $530.8 million, respectively. The Company did not have brokered certificates of deposit at December 31, 2011 and 2010.

        At December 31, 2011, the scheduled maturities of time deposits of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2012	$769,907
2013	55,134
2014	21,857
2015	31,946
2016	17,704
Thereafter	7,326

$903,874

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

	2011		December 31, 2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$180,436	0.25%	$191,017	0.28%	$162,515	0.26%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$210,098	0.25%	$214,096	0.29%	$208,565	0.24%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$243,960		$266,818		$256,908

Note 12—Other Borrowings

        The Company's other borrowings were as follows as of December 31:

(Dollars in thousands)	2011	2010
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% until September 15, 2015 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	20,619	20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty on or after December 15, 2011; net of discount of $0 and $28 on December 31, 2011 and 2010, respectively. Guaranteed by the Company on a subordinated basis.	3,093	3,065
Other	2,351	2,674

	$46,683	$46,978

  FHLB Advances

        The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

        During February and August of 2011, the company repaid $38.4 million of advances purchased in the Habersham acquisition and $20.8 million of advances purchased in the BankMeridian acquisition including early termination fees, respectively.

        There were no advances outstanding at December 31, 2011. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2011, were approximately $471.6 million which allows the Company a total borrowing capacity at FHLB of approximately $274.1 million. After accounting for letters of credit totaling $43.8 million, the Company had unused net credit available with the FHLB in the amount of approximately $230.3 million at December 31, 2011.

Note 12—Other Borrowings (Continued)

        The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2011 and 2010 was $20.8 million and $160.5 million, respectively. The average amount outstanding for the years ended December 31, 2011 and 2010 was approximately $671,000 and $20.6 million, respectively. The weighted-average interest rate during the years ended December 31, 2011 and 2010 was 2.20% and 3.45%, respectively.

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

        As of December 31, 2011, the sole assets of the Trusts were an aggregate of $44.3 million of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	Junior Subordinated Debt	Other	Total
Years Ended December 31,
2012	$—	$1,180	$1,180
2013	—	1,171	1,171
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	44,332	—	44,332

	$44,332	$2,351	$46,683

Note 13—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current:
Federal	$19,597	$2,898	$9,064
State	1,366	2,069	744

Total current tax expense	20,963	4,967	9,808

Deferred:
Federal	(9,798)	23,211	(2,925)
State	(403)	768	—

Total deferred tax expense (benefit)	(10,201)	23,979	(2,925)

Provision for income taxes	$10,762	$28,946	$6,883

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Income taxes at federal statutory rate	$11,675	$28,290	$7,167
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	626	1,844	484
Tax-exempt interest	(821)	(834)	(637)
Income tax credits	(584)	(584)	(423)
Dividends received deduction	(3)	(2)	—
Other, net	(131)	232	292

	$10,762	$28,946	$6,883

Note 13—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets at December 31 are as follows:

(Dollars in thousands)	2011	2010
Allowance for loan losses	$18,244	$17,046
Other-than-temporary impairment on securities	120	80
Share-based compensation	785	714
Pension plan and post-retirement benefits	2,557	766
Deferred compensation	664	551
Purchase accounting adjustments	216	251
Other real estate owned	2,303	1,075
Net operating loss carryforwards	1,138	892
Other	673	306

Total deferred tax assets	26,700	21,680

Gain on FDIC assisted transaction deferred for tax purposes	17,080	26,744
Unrealized losses on investment securities available for sale	3,579	718
Depreciation	3,265	1,756
Intangible assets	1,483	1,535
Deferred loan fees	1,935	1,606
Prepaid expense	689	583
Other	211	285

Total deferred tax liabilities	28,242	33,227

Net deferred tax asset (liability) before valuation allowance	(1,542)	(11,548)

Less, valuation allowance	(1,138)	(892)

Net deferred tax asset (liability)	$(2,680)	$(12,440)

        At December 31, 2011, the Company had operating loss carryforwards for state income tax purposes of approximately $22.7 million available to offset future taxable income. The carryforwards expire in varying amounts through 2023. The valuation allowance is based on management's estimate of the ultimate realization of the parent company's deferred tax asset.

Note 14—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Data and computer services	$10,512	$9,144	$5,557
Business development and staff related	3,393	3,256	1,947
Bankcard services	3,245	2,812	1,333
Property and sales tax	1,850	1,487	1,140
Office supplies	1,635	1,678	1,006
Retail products	485	483	341
Postage	1,459	1,385	797
Other loan expense	1,792	862	557
Other	3,202	672	2,269

	$27,573	$21,779	$14,947

Note 15—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Numerator:
Net income available to common shareholders—numerator for basic and diluted earnings per share	$22,595	$51,882	$8,921

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	13,677	12,618	12,061
Effect of dilutive securities:
Employee stock options and restricted stock	74	102	48

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares	13,751	12,720	12,109

Basic earnings per common share	$1.65	$4.11	$0.74

Diluted earnings per common share	$1.63	$4.08	$0.74

        The calculation of diluted earnings per common share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Number of shares	256,664	152,919	253,313
Range of exercise prices	$26.01 to $40.99	$27.57 to $40.99	$25.53 to $39.74

Note 16—Accumulated Other Comprehensive Loss

        The components of the change in accumulated other comprehensive loss and the related tax effects for the Company's retirement plan and post retirement benefits plan were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Retirement plan:
Net (loss) gain	$(5,621)	$(1,135)	$1,717
Effect of curtailment	—	—	1,974
Amortization of loss	549	260	307

	(5,072)	(875)	3,998

Post-retirement benefits:
Net (loss) gain	(75)	26	(1)
Transition obligation	36	38	38

	(39)	64	37

Net change in unrecognized amounts	(5,111)	(811)	4,035
Tax effect	2,104	297	(1,473)

Net-of-tax amount	$(3,007)	$(514)	$2,562

        The components of the change in accumulated other comprehensive loss and the related tax effects for the Company's available for sale securities and cash flow hedges were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Unrealized holding gains (losses) on available for sale securities:
Change in net unrealized gain (loss) on securities available for sale	$7,345	$(1,323)	$7,516
Less, reclassification adjustment for (gains) losses realized in net income	(308)	(292)	(82)

Net change in unrealized holding gains (losses)	7,037	(1,615)	7,434
Tax effect	(2,536)	574	(2,639)

Net-of-tax amount	$4,501	$(1,041)	$4,795

Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$(1,281)	$(10,494)
Less, reclassification adjustment of credit portion included in net income	—	6,770	5,005

Net noncredit portion of other-than-temporary impairment losses	—	5,489	(5,489)
Tax effect	—	(1,949)	1,949

Net-of-tax amount	$—	$3,540	$(3,540)

Cash flow hedges:
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	$(756)	$(613)	$(21)
Tax effect	305	218	7

Net-of-tax amount	$(451)	$(395)	$(14)

Note 16—Accumulated Other Comprehensive Loss (Continued)

        The components of accumulated other comprehensive loss were as follows:

(Dollars in thousands)	Benefit Plans	Unrealized (Losses) Gains on Securities Available for Sale	Noncredit Other-Than- Temporary Impairment Losses	Cash Flow Hedges	Total
Balance at January 1, 2009	$(6,864)	$(2,321)	$—	$—	$(9,185)
Change in pension and retiree medical plan	1,279	—	—	—	1,279
Change in pension liability for plan curtailment	1,283	—	—	—	1,283
Change in net unrealized gain on securities available for sale	—	1,255	—	—	1,255
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	3,540	(3,540)	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(14)	(14)

Balance at December 31, 2010	(4,302)	2,474	(3,540)	(14)	(5,382)
Change in pension and retiree medical plan	(514)	—	—	—	(514)
Change in net unrealized gain on securities available for sale	—	(1,041)	3,540	—	2,499
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(395)	(395)

Balance at December 31, 2010	(4,816)	1,433	—	(409)	(3,792)
Change in pension and retiree medical plan	(3,007)	—	—	—	(3,007)
Change in net unrealized gain on securities available for sale	—	4,501	—	—	4,501
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(451)	(451)

Balance at December 31, 2011	$(7,823)	$5,934	$—	$(860)	$(2,749)

Note 17—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the subsidiary's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 2011 and 2010, approximately $66.6 million and $58.4 million of the bank's retained earnings were available for distribution to the Company as dividends without prior regulatory approval. In addition, dividends paid by the bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $84.0 million and $73.9 million at December 31, 2011 and 2010, respectively.

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

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$20,708	$18,342
Service cost	—	—
Interest cost	1,097	1,080
Actuarial loss	3,801	1,842
Benefits paid	(591)	(556)
Curtailment	—	—

Benefit obligation at end of year	25,015	20,708

Change in plan assets:
Fair value of plan assets at beginning of year	19,083	16,496
Actual return on plan assets	(219)	2,215
Employer contribution	960	928
Benefits paid	(591)	(556)

Fair value of plan assets at end of year	19,233	19,083

Funded status	$(5,782)	$(1,625)

Note 18—Retirement Plans (Continued)

        Amounts recognized in accumulated other comprehensive income excluding related income tax effects as of December 31 consist of:

(Dollars in thousands)	2011	2010
Net loss	$12,262	$7,190
Prior service credit	—	—

Total amounts recognized	$12,262	$7,190

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Service cost	$—	$—	$758
Interest cost	1,097	1,080	1,095
Expected return on plan assets	(1,601)	(1,508)	(1,406)
Amortization of prior service cost	—	—	(86)
Recognized net actuarial loss	549	260	393

Net periodic benefit cost (income)	45	(168)	754

Net loss (gain)	5,621	1,135	(1,717)
Amortization of net loss	(549)	(260)	(307)
Effect of curtailment	—	—	(1,974)

Total amount recognized in other comprehensive income	5,072	875	(3,998)

Total recognized in net periodic benefit cost and other comprehensive income	$5,117	$707	$(3,244)

        The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $1.3 million.

        The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2011	2010
Projected benefit obligation	$25,015	$20,708
Accumulated benefit obligation	25,015	20,708
Fair value of plan assets	19,233	19,083

        The Company used a 4.20% and 5.40% discount rate in its weighted-average assumptions used to determine the benefit obligation at December 31, 2011, and 2010, respectively. The decrease in the discount rate from 2010 to 2011was the driving factor in the $4.3 million increase in the accumulated benefit obligation. The net increase in the pension plan liability generated the loss recognized in other comprehensive income (See Note 16—Acccumulated Other Comprehensive Loss for additional information). The rate of compensation increase was not applicable in the Company's weighted-average assumptions because of the plan curtailment at June 30, 2009. The weighted-average assumptions used

Note 18—Retirement Plans (Continued)

to determine net periodic pension cost for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.40%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	5.00%

        For the years ended December 31, 2011, 2010, and 2009, the discount rate of 5.40%, 6.00%, and 6.00%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

        The expected rate of return for the pension plan's assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company's plan assets. Using this reference information, the Company developed forward- looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The asset allocation of the Company's pension plan is targeted at 55% in U.S. equities, 10% in international equities, 30% in fixed income, and 5% in cash equivalents.

        In developing the 8% long-term rate of return assumption for the pension plan, the Company utilized the following long-term rate of return and standard deviation assumptions:

Asset Class	Rate of Return Assumption	Standard Deviation Assumption
High Grade Fixed Income	6.90%	3.68%
High Yield Fixed Income	8.51%	9.40%
International Fixed Income	8.95%	9.98%
Large Cap Equity	9.09%	17.41%
Mid Cap Equity	10.62%	18.64%
Small Cap Equity	7.98%	21.98%
Foreign Equity	7.00%	19.24%
Cash Equivalents	3.50%	0.86%

        The portfolio's equity weighting is consistent with the long-term nature of the Plan's benefit obligation, and the expected annual return on the portfolio of 8%.

        The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 8%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan's investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55-65%, Fixed Income 20-40%, Cash Equivalents 0-35%. As of December 31, 2011, approximately 61% of pension plan assets were invested with equity managers, approximately 35% of pension plan assets were invested with fixed income managers, and

Note 18—Retirement Plans (Continued)

approximately 4% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

        Following is a description of valuation methodologies used for assets recorded at fair value.

Money Market Funds

        Money Market Funds are public investment vehicles valued using $1 for the Net Asset Value (the "NAV"). The money market funds are classified within level 1 of the valuation hierarchy.

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

        The fair values of the Company's pension plan assets at December 31, 2011 by asset category are as follows:

(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$786	$786	$—	$—
Broad market fixed income	6,715	6,715	—	—
Domestic equity	10,158	10,158	—	—
Foreign equity	1,574	1,574	—	—

Total assets	$19,233	$19,233	$—	$—

        As of December 31, 2011 and 2010, the Plan's domestic equity securities did not include any of the Company's common stock. The plan made no purchases of the Company's stock during 2011, 2010 and 2009.

        Estimated future benefit payments for the next ten years (including expected future service as appropriate):

(Dollars in thousands)
2012	$781
2013	835
2014	914
2015	1,036
2016	1,130
2017 - 2021	6,990

$11,686

Note 18—Retirement Plans (Continued)

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Pension:
Pension	$45	$(168)	$754
Effect of curtailment	—	—	(782)

Total pension	45	(168)	(28)
Employee savings plan/ 401(k)	915	771	349

	$960	$603	$321

        The Company expects to contribute approximately $265,000 to the pension plan in 2012, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

        Effective July 1, 2009, the Company suspended the accrual of benefits for plan participants under the non-contributory defined benefit plan and recorded a curtailment gain of $782,000, before tax, as a reduction in compensation expense and a change in pension liability for plan curtailment of $1.3 million, net of tax, in other comprehensive income.

        The Company and its subsidiary have an employee savings plan, including Internal Revenue Code Section 401(k) provisions. Electing employees are eligible to participate after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 50% matching of their 401(k) plan contribution, up to 4% of salary. Subsequent to year-end, the Company increased the employer match so that participating employees would receive a 50% matching of their 401(k) plan contribution, up to 6% of salary, effective January 1, 2012.

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

Note 19—Post-Retirement Benefits

        Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2011, and the liability for future benefits has been recorded in the consolidated financial statements.

Note 19—Post-Retirement Benefits (Continued)

        The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements at December 31:

(Dollars in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$512	$560
Interest cost	26	32
Actuarial (gain) / loss	75	(26)
Benefits paid	(58)	(54)

Benefit obligation at end of year	555	512

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	58	54
Benefits paid	(58)	(54)

Fair value of plan assets at end of year	—	—

Funded status	$(555)	$(512)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 are as follows:

	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.20%	5.40%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.40%	6.00%	6.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Note 19—Post-Retirement Benefits (Continued)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest cost	$26	$32	$33
Amortization of transition obligation	32	31	32
Recognized net actuarial loss	4	6	6

Net periodic benefit cost	62	69	71

Net (gain) loss	75	(26)	—
Amortization of transition obligation	(32)	(31)	(31)
Amortization of loss	(4)	(6)	(6)

Total amount recognized in other comprehensive income	39	(63)	(37)

Total recognized in net periodic benefit cost and other comprehensive income	$101	$6	$34

        The estimated net loss and transition amount for the retiree medical plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $11,000 and $26,000, respectively.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2011:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	42	(38)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2012	$56
2013	55
2014	54
2015	53
2016	51
2017 - 2021	225

$494

        The Company expects to contribute approximately $56,000 to the post-retirement medical plan in 2012.

Note 20—Share-Based Compensation

        Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-

Note 20—Share-Based Compensation (Continued)

Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	386,207	$29.02	348,575	$27.84	351,553	$26.94
Granted	27,542	32.05	55,857	33.47	33,288	27.48
Exercised	(43,533)	16.79	(16,220)	18.88	(30,831)	17.24
Forfeited	(1)	11.39	(2,005)	28.79	(4,099)	30.80
Expired	(8)	15.64	—	—	(1,336)	18.45

Outstanding at December 31	370,207	30.69	386,207	29.02	348,575	27.84

Exercisable at December 31	285,987	30.38	289,469	27.93	274,829	26.82

Weighted-average fair value of options granted during the year		$11.65		$13.90		$9.75

        The aggregate intrinsic value of 370,207 and 386,207 stock options outstanding at December 31, 2011 and 2010 was $448,000 and $1.8 million, respectively. The aggregate intrinsic value of 285,987 and 289,469 stock options exercisable at December 31, 2011 and 2010 was $421,000 and $1.6 million, respectively.

Note 20—Share-Based Compensation (Continued)

        Information pertaining to options outstanding at December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.39 - $16.00	253	0.1 years	$15.91	241	$15.92
$16.01 - $21.00	5,899	1.0 years	19.85	5,897	19.85
$21.01 - $26.00	35,501	1.1 years	22.60	35,485	22.60
$26.01 - $31.00	104,317	3.9 years	27.47	87,131	27.46
$31.01 - $36.00	171,029	6.0 years	32.14	110,024	32.02
$36.01 - $40.99	53,208	5.7 years	39.01	47,209	39.18

	370,207	4.8 years	30.69	285,987	30.38	3.9 years

        The fair value of options is estimated at the date of grant using the Black- Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2011	2010	2009
Dividend yield	2.23%	2.05%	2.47%
Expected life	5 years	6 years	6 years
Expected volatility	43.8% - 49.7%	49.0% - 50.1%	44.9% - 49.2%
Risk-free interest rate	2.32%	2.73%	1.87%

        As of December 31, 2011, there was $652,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.04 years as of December 31, 2011. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was approximately $458,000, $332,000 and $313,000, respectively. Compensation expense of $443,000, $442,000, and $310,000 was recorded in 2011, 2010, and 2009, respectively.

Restricted Stock

        The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees have typically vested over a 48-month period, and beginning in 2007, most new grants cliff vest after four years. Grants to employees for the year ended December 31, 2011 and 2010 cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

Note 20—Share-Based Compensation (Continued)

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

        Non-vested restricted stock for the year ended December 31, 2011 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	150,629	$30.74
Granted	57,639	31.85
Vested	(36,564)	34.42
Forfeited	—	—

Nonvested at December 31	171,704	30.32

        The Company granted 57,639, 23,562, and 96,257 shares for the years ended December 31, 2011, 2010, and 2009, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2011, 2010, and 2009 was $31.85, $38.13, and $26.76, respectively. Compensation expense of $1.3 million, $1.2 million, and $1.1 million was recorded in 2011, 2010, and 2009, respectively.

        The vesting schedule of these shares as of December 31, 2011 is as follows:

Shares
2012	35,642
2013	12,978
2014	17,166
2015	48,062
2016	11,649
Thereafter	46,207

171,704

        As of December 31, 2011, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 4.03 years as of December 31, 2011. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was approximately $1.3 million, $755,000 and $983,000, respectively.

Employee Stock Purchase Plan

        The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2012, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 180,000 shares available for issuances under the plan. The Company intends to extend this plan for five more years to June 30, 2017. The price at which common stock may be purchased for

Note 20—Share-Based Compensation (Continued)

each quarterly option period is the lesser of 95% of the common stock's fair value on either the first or last day of the quarter.

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $37,000, $35,000 and $69,000 in share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 21—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2011, 2010 and 2009. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 11,445, 7,272, and 15,823 shares at a cost of $342,000, $255,000, and $446,000 in 2011, 2010, and 2009, respectively.

Note 22—Lease Commitments

        The Company's subsidiary was obligated at December 31, 2011, under certain noncancelable operating leases extending to the year 2038 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2012	$2,873
2013	2,603
2014	1,999
2015	1,923
2016	1,819
Thereafter	14,318

$25,533

        Total lease expense for the years ended December 31, 2011, 2010, and 2009 was $4.2 million, $3.3 million and $2.4 million, respectively.

Note 23—Contingent Liabilities

        The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2011, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 24—Related Party Transactions

        During 2011 and 2010, the Company's banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Loans outstanding to this group (including immediate families and business interests) totaled $11.8 million and $19.6 million at December 31, 2011 and 2010 respectively. During 2011, $8.9 million of new loans were made to this group while repayments of $9.8 million were received during the year. There were also certain individuals that were considered related parties in 2010 who were not considered related parties in 2011 due to retirement, change in job function, or other reasons. Related party deposits totaled approximately $10.5 million and $11.4 million at December 31, 2011 and 2010, respectively.

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

        The subsidiary's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2011 and 2010, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	2011	2010
Commitments to extend credit	$634,681	$586,606
Standby letters of credit and financial guarantees	19,293	11,043

	$653,974	$597,649

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

Note 25—Financial Instruments with Off-Balance Sheet Risk (Continued)

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

        The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities and derivative contracts are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Investment Securities

        Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

Note 26—Fair Value (Continued)

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

Loans

        The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 26—Fair Value (Continued)

component of OREO expense, net of any FDIC indemnification proceeds in the case of a covered OREO.

Derivative Financial Instruments

        Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the hierarchy. See Note 31—Derivative Financial Instruments for additional information.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored entities debt	$49,603	$—	$49,603	$—
State and municipal obligations	43,957	—	43,957	—
Mortgage-backed securities	195,309	—	195,309	—
Trust preferred (collateralized debt obligations)	—	—	—	—
Corporate stocks	326	301	25	—

Total securities available for sale	$289,195	$301	$288,894	$—

Liabilities
Derivative financial instruments- interest rate swap	$1,391	$—	$1,391	$—

(Dollars in thousands)	Fair Value December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale:
Government-sponsored entities debt	$70,534	$—	$70,534	$—
State and municipal obligations	40,004	—	40,004	—
Mortgage-backed securities	84,440	—	84,440	—
Trust preferred (collateralized debt obligations)	2,034	—	—	2,034
Corporate stocks	362	337	25	—

Total securities available for sale	$197,374	$337	$195,003	$2,034

Liabilities
Derivative financial instruments- interest rate swap	$635	$—	$635	$—

Note 26—Fair Value (Continued)

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

        A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the year ended December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2010	$6,250	$—
Change in unrealized loss recognized in other comprehensive income	5,503	—
Total realized losses included in income	(1,267)	—
Other-than-temporary impairment losses recognized in income	(6,640)	—
Purchases, issuances and settlements, net	(1,812)	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2010	2,034	—
Change in unrealized loss recognized in other comprehensive income	290	—
Total realized losses included in income	(194)	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(2,130)	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2011	$—	$—

Total unrealized losses, net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at
December 31, 2010	$(187)	$—

December 31, 2011	$—	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Covered under FDIC loss share agreements:
OREO	65,849	—	—	65,849
Non-acquired:
Impaired loans	35,974	—	—	35,974
OREO	18,022	—	—	18,022

Note 26—Fair Value (Continued)

(Dollars in thousands)	Fair Value December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Covered under FDIC loss share agreements:
OREO	69,317	—	—	69,317
Non-acquired:
Impaired loans	33,740	—	—	33,740
OREO	17,264	—	—	17,624

        The amount above includes impaired loans that have been partially charged off and are carried at fair value.

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 26—Fair Value (Continued)

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

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

	December 31,
	2011		2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$171,425	$171,425	$237,099	$237,099
Investment securities	324,056	325,351	237,912	238,121
Loans, net and loans held for sale	2,837,588	2,859,513	2,612,430	2,551,032
FDIC receivable for loss share agreements	262,651	202,313	212,103	212,103
Accrued interest receivable	11,527	11,527	11,711	11,711
Cash surrender value of life insurance	22,111	22,111	21,578	21,578
Financial liabilities:
Deposits	3,254,472	3,222,547	3,004,148	3,014,795
Federal funds purchased and securities sold under agreements to repurchase	180,436	180,436	191,017	191,017
Other borrowings	46,683	48,915	46,978	36,609
Accrued interest payable	2,254	2,254	4,858	4,858
Interest rate swap—cash flow hedge	1,391	1,391	635	635
Unrecognized financial instruments:
Commitments to extend credit	—	7,657	—	(13,787)
Standby letters of credit and financial guarantees	—	—	—	—

Note 27—Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance- sheet-items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

        As of their most recent regulatory examinations, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events subsequent to the most recent examinations that management believes have changed the institutions' category.

Note 27—Regulatory Matters (Continued)

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total risk-based capital (to risk-weighted assets):
Consolidated	$385,049	15.36%	$200,542	8.00%	n/a	n/a
SCBT, N.A.	379,751	15.15%	200,516	8.00%	250,644	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	353,102	14.09%	100,271	4.00%	n/a	n/a
SCBT, N.A.	347,808	13.88%	100,258	4.00%	150,387	6.00%
Tier 1 capital (to average assets):
Consolidated	353,102	9.12%	154,934	4.00%	n/a	n/a
SCBT, N.A.	347,808	8.99%	154,810	4.00%	193,513	5.00%
December 31, 2010:
Total risk-based capital (to risk-weighted assets):
Consolidated	$332,855	14.60%	$182,434	8.00%	n/a	n/a
SCBT, N.A.	328,971	14.43%	182,418	8.00%	228,023	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	304,116	13.34%	91,217	4.00%	n/a	n/a
SCBT, N.A.	300,233	13.17%	91,209	4.00%	136,814	6.00%
Tier 1 capital (to average assets):
Consolidated	304,116	8.48%	143,379	4.00%	n/a	n/a
SCBT, N.A.	300,233	8.38%	143,285	4.00%	179,107	5.00%

Note 28—Condensed Financial Statements of Parent Company

        Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2011	2010
ASSETS
Cash	$4,545	$2,621
Investment securities available for sale	301	337
Investment in subsidiaries	421,573	370,670
Other assets	648	1,142

Total assets	$427,067	$374,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$45,287	$44,813
Shareholders' equity	381,780	329,957

Total liabilities and shareholders' equity	$427,067	$374,770

Condensed Statements of Income

	Years Ended December 31,
	2011	2010	2009
Income:
Dividends from subsidiaries	$9,514	$8,683	$8,242
Operating income	(52)	(52)	138

Total income	9,462	8,631	8,380
Operating expenses	2,331	2,470	2,699

Income before income tax benefit and equity in undistributed earnings of subsidiaries	7,131	6,161	5,681
Applicable income tax benefit	769	903	875
Equity in undistributed earnings of subsidiary	14,696	44,818	7,039

Net income	22,595	51,882	13,595
Preferred stock dividends	—	—	1,115
Accretion on preferred stock discount	—	—	3,559

Net income available to common shareholders	$22,595	$51,882	$8,921

Note 28—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$22,595	$51,882	$13,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	31	31
Provision for loan losses	—	—	(34)
Share-based compensation	1,777	1,625	1,431
Other-than-temporary impairment on securities	115	120	84
Decrease (increase) in other assets	32	78	(111)
(Decrease) increase in other liabilities	365	(337)	996
Undistributed earnings of subsidiary	(14,696)	(44,818)	(7,039)

Net cash provided by operating activities	10,216	8,581	8,953

Cash flows from investing activities:
Payments for investments in subsidiary	(34,700)	—	(28,500)

Net cash used in investing activities	(34,700)	—	(28,500)

Cash flows from financing activities:
Preferred stock issuance, net of issuance costs	—	—	64,632
Preferred stock repurchase	—	—	(64,779)
Common stock warrant repurchase	—	—	(1,400)
Common stock issuance	35,533	669	29,815
Common stock repurchased	(342)	(255)	(446)
Dividends paid on preferred stock	—	—	(1,115)
Dividends paid on common stock	(9,514)	(8,683)	(8,177)
Stock options exercised	731	307	532

Net cash provided by (used in) financing activities	26,408	(7,962)	19,062

Net increase (decrease) in cash and cash equivalents	1,924	619	(485)
Cash and cash equivalents at beginning of period	2,621	2,002	2,487

Cash and cash equivalents at end of period	$4,545	$2,621	$2,002

Note 29—Common Stock Issuance

        On February 18, 2011, the Company issued 1,129,032 shares of its authorized but unissued common stock to certain accredited investors at $31.00 per share pursuant to a private placement transaction. Net proceeds from this sale of common stock of $34.8 million are expected to be used for general corporate purposes, including supporting the continued and anticipated growth of the Company. On March 21, 2011, the Company filed a registration statement with the U.S. Securities and Exchange Commission to permit resale of the common shares issued in this transaction.

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

        During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company hedges the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap to effectively fix the rate on the debt beginning on June 15, 2010, at which time the debt contractually

Note 31—Derivative Financial Instruments (Continued)

converted from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019. The notional amount on which the interest payments are based will not be exchanged. This derivative contract calls for the Company to pay a fixed rate of 4.06% on $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

        The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $860,000 and $409,000 for the years ended December 31, 2011 and 2010, respectively. The Company recognized a $1.4 million and a $635,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2011 and 2010, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2011 and 2010.

        Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty's exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2011, SCBT was required to provide $1.4 million of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. As of December 31, 2010, neither party was required to post any cash collateral. Also, the Company has a netting agreement with the counterparty.