Form 10-Q
period 2012-03-31
SCBT FINANCIAL CORP
filed 2012-05-09
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2012
Common Stock, $2.50 par value	15,071,898

SCBT Financial Corporation and Subsidiary

March 31, 2012 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$329,942	$129,729	$129,293
Interest-bearing deposits with banks	1,870	1,822	1,325
Federal funds sold and securities purchased under agreements to resell	71,410	39,874	282,006
Total cash and cash equivalents	403,222	171,425	412,624
Investment securities:
Securities held to maturity (fair value of $17,664, $17,864, and $20,189, respectively)	16,568	16,569	19,730
Securities available for sale, at fair value	322,588	289,195	189,654
Other investments	18,292	18,292	23,823
Total investment securities	357,448	324,056	233,207
Loans held for sale	34,706	45,809	10,755
Loans:
Acquired	369,144	402,201	417,894
Less allowance for acquired loan losses	(34,355)	(31,620)	(25,833)
Non-acquired	2,437,314	2,470,565	2,348,309
Less allowance for non-acquired loan losses	(47,607)	(49,367)	(48,164)
Loans, net	2,724,496	2,791,779	2,692,206
FDIC receivable for loss share agreements	231,331	262,651	303,795
Other real estate owned (covered of $61,788, $65,849, and $77,286, respectively; and non-covered of $21,381, $18,022, and $19,816, respectively)	83,169	83,871	97,102
Premises and equipment, net	93,209	94,250	87,326
Goodwill	62,888	62,888	62,888
Other assets	55,874	59,828	62,963
Total assets	$4,046,343	$3,896,557	$3,962,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$757,777	$658,454	$606,135
Interest-bearing	2,598,860	2,596,018	2,713,415
Total deposits	3,356,637	3,254,472	3,319,550
Federal funds purchased and securities sold under agreements to repurchase	235,412	180,436	206,560
Other borrowings	46,397	46,683	46,587
Other liabilities	21,390	33,186	24,119
Total liabilities	3,659,836	3,514,777	3,596,816
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 14,052,177, 14,039,422, and 13,958,824 shares issued and outstanding	35,130	35,099	34,897
Surplus	233,422	233,232	230,826
Retained earnings	120,837	116,198	103,262
Accumulated other comprehensive loss	(2,882)	(2,749)	(2,935)
Total shareholders’ equity	386,507	381,780	366,050
Total liabilities and shareholders’ equity	$4,046,343	$3,896,557	$3,962,866

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$39,777	$36,828
Investment securities:
Taxable	2,036	1,858
Tax-exempt	195	216
Federal funds sold and securities purchased under agreements to resell	212	353
Total interest income	42,220	39,255
Interest expense:
Deposits	2,494	5,717
Federal funds purchased and securities sold under agreements to repurchase	126	160
Other borrowings	562	532
Total interest expense	3,182	6,409
Net interest income	39,038	32,846
Provision for loan losses	2,723	10,641
Net interest income after provision for loan losses	36,315	22,205
Noninterest income:
Service charges on deposit accounts	5,447	5,030
Bankcard services income	3,320	2,659
Mortgage banking income	1,830	863
Trust and investment services income	1,397	1,249
Gains on acquisitions	—	5,528
Securities gains	—	323
Amortization of FDIC indemnification assets, net	(3,233)	(401)
Other	712	622
Total noninterest income	9,473	15,873
Noninterest expense:
Salaries and employee benefits	18,048	16,646
OREO expense and loan related	2,716	2,517
Information services expense	2,468	2,341
Net occupancy expense	2,248	2,576
Furniture and equipment expense	2,239	1,957
Merger-related expense	96	609
FDIC assessment and other regulatory charges	1,037	1,479
Advertising and marketing	757	909
Amortization of intangibles	500	446
Professional fees	633	449
Other	4,477	4,295
Total noninterest expense	35,219	34,224
Earnings:
Income before provision for income taxes	10,569	3,854
Provision for income taxes	3,541	1,338
Net income	$7,028	$2,516
Earnings per common share:
Basic	$0.51	$0.19
Diluted	$0.50	$0.19
Dividends per common share	$0.17	$0.17
Weighted-average common shares outstanding:
Basic	13,883	13,185
Diluted	13,951	13,273

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net income	$7,028	$2,516
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(326)	1,526
Tax effect	124	(538)
Reclassification adjustment for gains included in net income	—	(323)
Tax effect	—	112
Net of tax amount	(202)	777
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains arising during period	41	50
Tax effect	(19)	(19)
Reclassification adjustment for losses included in interest expense	71	75
Tax effect	(24)	(26)
Net of tax amount	69	80
Other comprehensive income (loss), net of tax	(133)	857
Comprehensive income	$6,895	$3,373

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income (loss):
Net income	—	—	—	—	—	2,516	—	2,516
Other comprehensive income, net of tax	—	—	—	—	—	—	857	857
Total comprehensive income								3,373
Cash dividends declared at $.17 per share	—	—	—	—	—	(2,371)	—	(2,371)
Stock options exercised	—	—	3,050	8	62	—	—	70
Restricted stock awards	—	—	37,106	92	(92)	—	—	—
Common stock repurchased	—	—	(4,187)	(10)	(127)	—	—	(137)
Share-based compensation expense	—	—	—	—	474	—	—	474
Common stock issued in private placement offering	—	—	1,129,032	2,822	31,862	—	—	34,684
Balance, March 31, 2011	—	$—	13,958,824	$34,897	$230,826	$103,262	$(2,935)	$366,050

Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income (loss):
Net income	—	—	—	—	—	7,028	—	7,028
Other comprehensive loss, net of tax	—	—	—	—	—	—	(133)	(133)
Total comprehensive income								6,895
Cash dividends declared at $.17 per share	—	—	—	—	—	(2,389)	—	(2,389)
Stock options exercised	—	—	606	1	11	—	—	12
Restricted stock awards	—	—	19,314	48	(48)	—	—	—
Common stock repurchased	—	—	(7,165)	(18)	(201)	—	—	(219)
Share-based compensation expense	—	—	—	—	428	—	—	428
Balance, March 31, 2012	—	$—	14,052,177	$35,130	$233,422	$120,837	$(2,882)	$386,507

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,028	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,754	2,481
Provision for loan losses	2,723	10,641
Deferred income taxes	110	937
Gain on sale of securities	—	(323)
Gains on acquisitions	—	(5,528)
Share-based compensation expense	428	474
Loss on disposal of premises and equipment	1	31
Amortization of FDIC indemnification asset	3,233	401
Accretion on acquired loans	(9,110)	1,604
Net amortization of investment securities	572	398
Net change in:
Loans held for sale	11,103	31,949
Accrued interest receivable	2,274	726
Prepaid assets	546	844
FDIC loss share receivable	28,088	(4,675)
Accrued interest payable	(566)	(1,848)
Accrued income taxes	(1,268)	374
Miscellaneous assets and liabilities	(7,653)	3,225
Net cash provided by operating activities	40,263	44,227
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	52,092
Proceeds from maturities and calls of investment securities held to maturity	—	210
Proceeds from maturities and calls of investment securities available for sale	16,066	18,859
Purchases of investment securities available for sale	(50,357)	(3,744)
Purchases of other investment securities	—	(630)
Net (increase) decrease in customer loans	73,671	(7,174)
Net cash received from acquisition	—	91,281
Purchases of premises and equipment	(2,114)	(1,969)
Proceeds from sale of premises and equipment	10	—
Net cash provided by investing activities	37,276	148,925
Cash flows from financing activities:
Net increase (decrease) in deposits	102,164	(25,247)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	54,976	13,712
Repayment of FHLB advances and other borrowings	(286)	(38,338)
Common stock issuance	—	34,684
Common stock repurchased	(219)	(137)
Dividends paid on common stock	(2,389)	(2,371)
Stock options exercised	12	70
Net cash provided by (used in) financing activities	154,258	(17,627)
Net increase in cash and cash equivalents	231,797	175,525
Cash and cash equivalents at beginning of period	171,425	237,099
Cash and cash equivalents at end of period	$403,222	$412,624

Supplemental Disclosures:
Cash paid for:
Interest	$3,749	$7,281
Income taxes	$4,799	$—
Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $14,491 and $1,365, respectively; and non-covered of $7,858 and $7,867, respectively)	$22,349	$9,232

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (the “Company” or “SCBT”) Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012,  should be referenced when reading these unaudited condensed consolidated financial statements.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

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

Note 2 — Summary of Significant Accounting Policies (Continued)

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

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

The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreement, certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 14 — Fair Value, did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  Except as deferred in ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), ASU 2011-05 became effective for the Company on January 1, 2012.  In connection with the application of ASU 2011-05, the Company’s financial statements now include separate statements of comprehensive income. In December 2011, the FASB issued ASU 2011-12.  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

Note 3 — Recent Accounting and Regulatory Pronouncements (Continued)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

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

Peoples Bancorporation Merger

On April 24, 2012, the Company completed the previously announced merger with Peoples Bancorporation, Inc. (“Peoples”), of Easley, South Carolina, the bank holding company for The Peoples National Bank (“PNB”), Bank of Anderson (“BOA”), and Seneca National Bank (“SNB”). See Note 17 —Subsequent Events for additional information on the Peoples merger.

BankMeridian Acquisition

On July 29, 2011, SCBT, N.A. (the “Bank”), a wholly-owned subsidiary of the Company, entered into a purchase and assumption (“P&A”) agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of BankMeridian, N.A., a full service community bank headquartered in Columbia, South Carolina. BankMeridian operated three branches in total in Columbia, Spartanburg, and Hilton Head, South Carolina.

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

Note 4 — Mergers and Acquisitions (Continued)

As of March 31, 2012, there have been no adjustments or changes to the initial fair values related to the BankMeridian acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company. Additionally, disclosure of pro forma financial information is made difficult by the troubled nature of BankMeridian prior to the date of the combination. Accordingly, no pro forma financial information has been presented.

During the third quarter of 2011, noninterest income included a pre-tax gain of $11.0 million which resulted from the acquisition of BankMeridian. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of BankMeridian prior to the acquisition. The Company recognized $776,000 in merger-related expense from the BankMeridian acquisition during the year ended December 31, 2011.  The Company

Included in the initial fair value of the FDIC indemnification asset recognized below is an expected “true up” with the FDIC, where there is an estimated payment to the FDIC of approximately $1.0 million at the end of the loss share agreement (in ten years). The actual payment will be determined at the end of the loss sharing agreement term and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share. This “true up” estimate will be eliminated if the actual losses were to exceed management’s current estimate by an additional $7.6 million.

The following table presents the assets acquired and liabilities assumed as of July 29, 2011, as recorded by BankMeridian on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded by	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	BankMeridian	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$28,363	$23	$28,386	$—		$28,386
Investment securities	35,671	(77)	35,594	(242	)(a)	35,352
Loans	145,290	9,021	154,311	(59,330	)(b)	94,981
Premises and equipment	1,320	(1,316)	4	15	(c)	19
Intangible assets	—	—	—	551	(d)	551
FDIC receivable for loss sharing agreement	—	—	—	50,753	(e)	50,753
Other real estate owned and repossessed assets	13,932	669	14,601	(9,775	)(f)	4,826
Other assets	1,126	492	1,618	(761	)(g)	857
Total assets	$225,702	$8,812	$234,514	$(18,789)		$215,725

Liabilities
Deposits:
Noninterest-bearing	$12,431	$(12)	$12,419	$—		$12,419
Interest-bearing	192,551	(4,609)	187,942	220	(h)	188,162
Total deposits	204,982	(4,621)	200,361	220		200,581
Other borrowings	20,000	—	20,000	790	(i)	20,790
Other liabilities	1,016	(142)	874	—		874
Total liabilities	225,998	(4,763)	221,235	1,010		222,245
Net assets acquired over (under) liabilities assumed	$(296)	$13,575	$13,279	$(19,799)		$(6,520)
Excess of assets acquired over (under) liabilities assumed	$(296)	$13,575	$13,279
Aggregate fair value adjustments				$(19,799)

Cash received from the FDIC						$17,050
Cash due from FDIC						471
Total						17,521
Gain on acquisition (noninterest income), July 29, 2011						$11,001

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

Note 4 — Mergers and Acquisitions (Continued)

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

There have been no adjustments or changes to the initial fair values related to the Habersham acquisition within the one year time frame from the date of acquisition.  The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company.  Additionally, disclosure of pro forma financial information is made more difficult by the troubled nature of Habersham prior to the date of the combination.  Accordingly, no pro forma financial information has been presented.

For the first quarter of 2011, noninterest income included a pre-tax gain of $5.5 million which resulted from the acquisition of Habersham. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of Habersham prior to the acquisition. The Company recognized $2.6 million in merger-related expense related to the Habersham acquisition, including lease termination payments related to branch consolidations, during the year ended December 31, 2011.

Note 4 — Mergers and Acquisitions (Continued)

There is no expected “true up” included in the initial fair value of the FDIC indemnification asset recognized for this acquisition. This is the result of the amount of the negative bid, the expected losses, intrinsic loss estimate, and the assets covered under loss share.  This “true up” estimate can result in a needed “true up”, if the expected losses were to decline by more than $15.4 million.

The following table presents the assets acquired and liabilities assumed as of February 18, 2011, as recorded by Habersham on the acquisition date and as adjusted for purchase accounting adjustments.

		Balances	Balances
	As Recorded	Kept by	Acquired	Fair Value		As Recorded
(Dollars in thousands)	by Habersham	FDIC	from FDIC	Adjustments		by SCBT
Assets
Cash and cash equivalents	$31,924	$(4)	$31,920	$—		$31,920
Investment securities	65,018	(3,582)	61,436	(566	)(a)	60,870
Loans	212,828	9,039	221,867	(94,414	)(b)	127,453
Premises and equipment	16,915	(16,915)	—	—		—
Intangible assets	—	—	—	3,262	(c)	3,262
FDIC receivable for loss sharing agreement	—	—	—	87,418	(d)	87,418
Other real estate owned and repossessed assets	42,024	(616)	41,408	(26,915	)(e)	14,493
Other assets	14,446	(11,227)	3,219	—		3,219
Total assets	$383,155	$(23,305)	$359,850	$(31,215)		$328,635

Liabilities
Deposits:
Noninterest-bearing	$76,205	$(5)	$76,200	$—		$76,200
Interest-bearing	263,246	—	263,246	1,203	(f)	264,449
Total deposits	339,451	(5)	339,446	1,203		340,649
Other borrowings	39,433	(6)	39,427	344	(g)	39,771
Other liabilities	2,819	(1,710)	1,109	—		1,109
Total liabilities	381,703	(1,721)	379,982	1,547		381,529
Net assets acquired over (under) liabilities assumed	$1,452	$(21,584)	$(20,132)	$(32,762)		$(52,894)
Excess of assets acquired over (under) liabilities assumed	$1,452	$(21,584)	$(20,132)
Aggregate fair value adjustments				$(32,762)

Cash received from the FDIC						$59,360
Cash due to FDIC						(938)
Total						58,422
Gain on acquisition (noninterest income), February 18, 2011						$5,528

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

Note 4 — Mergers and Acquisitions (Continued)

(f)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(g)—Adjustment reflects the prepayment fee paid when Federal Home Loan Bank (“FHLB”) advances were completely paid off in February 2011.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2012:
State and municipal obligations	$16,568	$1,096	$—	$17,664

December 31, 2011:
State and municipal obligations	$16,569	$1,295	$—	$17,864

March 31, 2011:
State and municipal obligations	$19,730	$459	$—	$20,189

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2012:
Government-sponsored entities debt *	$65,505	$985	$(112)	$66,378
State and municipal obligations	39,099	2,942	(33)	42,008
Mortgage-backed securities **	208,564	5,301	(56)	213,809
Corporate stocks	240	154	(1)	393
	$313,408	$9,382	$(202)	$322,588
December 31, 2011:
Government-sponsored entities debt *	$48,464	$1,142	$(3)	$49,603
State and municipal obligations	40,780	3,208	(31)	43,957
Mortgage-backed securities **	190,204	5,111	(6)	195,309
Corporate stocks	241	85	—	326
	$279,689	$9,546	$(40)	$289,195
March 31, 2011:
Government-sponsored entities debt *	$56,987	$646	$(115)	$57,518
State and municipal obligations	38,688	1,139	(261)	39,566
Mortgage-backed securities **	90,186	2,038	(235)	91,989
Corporate stocks	443	138	—	581
	$186,304	$3,961	$(611)	$189,654

* - Government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2012:
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

The Company has determined that the investment in Federal Reserve Bank stock and FHLB stock is not other than temporarily impaired as of March 31, 2012 and ultimate recoverability of the par value of these investments is probable.

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$840	$856	$299	$301
Due after one year through five years	401	409	14,323	14,481
Due after five years through ten years	7,467	7,943	49,673	51,346
Due after ten years	7,860	8,456	249,113	256,460
	$16,568	$17,664	$313,408	$322,588

Note 5 — Investment Securities (Continued)

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2012, December 31, 2011 and March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$112	$15,516	$—	$—
State and municipal obligations	18	381	15	486
Mortgage-backed securities	56	8,367	—	—
Corporate stocks	—	—	1	9
	$186	$24,264	$16	$495

December 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$3	$5,505	$—	$—
State and municipal obligations	1	420	31	724
Mortgage-backed securities	5	6,601	—	—
	$9	$12,526	$31	$724

March 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$115	$16,750	$—	$—
State and municipal obligations	113	4,535	148	1,398
Mortgage-backed securities	235	23,333	—	—
	$463	$44,618	$148	$1,398

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011

Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$294,865	310,845	$370,442
Commercial non-owner occupied	284,044	299,698	332,773
Total commercial non-owner occupied real estate	578,909	610,543	703,215
Consumer real estate:
Consumer owner occupied	407,697	391,529	339,948
Home equity loans	258,054	264,986	263,331
Total consumer real estate	665,751	656,515	603,279
Commercial owner occupied real estate	744,441	742,890	606,795
Commercial and industrial	216,083	220,454	206,348
Other income producing property	130,177	140,693	131,909
Consumer	85,350	85,342	73,464
Other loans	16,603	14,128	23,299
Total non-acquired loans	2,437,314	2,470,565	2,348,309
Less allowance for loan losses	(47,607)	(49,367)	(48,164)
Non-acquired loans, net	$2,389,707	$2,421,198	$2,300,145

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  Substantially all of the acquired loans are covered under FDIC loss share agreements.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

March 31, 2012:
Acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$21,956	$34,360	$56,316
Commercial real estate	35,554	65,243	100,797
Commercial real estate—construction and development	24,535	19,804	44,339
Residential real estate	46,300	70,059	116,359
Residential real estate—junior lien	1,293	1,396	2,689
Home equity	3,566	6,575	10,141
Consumer	4,227	4,356	8,583
Commercial and industrial	8,645	15,875	24,520
Single pay	5,226	174	5,400
Total acquired loans	$151,302	$217,842	$369,144
Less allowance for loan losses	(25,712)	(8,643)	(34,355)
Acquired loans, net	$125,590	$209,199	$334,789

December 31, 2011:
Acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$24,073	$36,756	$60,829
Commercial real estate	39,991	68,337	108,328
Commercial real estate—construction and development	29,533	21,472	51,005
Residential real estate	51,057	73,365	124,422
Residential real estate—junior lien	1,383	1,458	2,841
Home equity	530	857	1,387
Consumer	5,392	4,627	10,019
Commercial and industrial	15,019	24,291	39,310
Single pay	3,852	208	4,060
Total acquired loans	$170,830	$231,371	$402,201
Less allowance for loan losses	(23,875)	(7,745)	(31,620)
Acquired loans, net	$146,955	$223,626	$370,581

March 31, 2011:
Acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$34,658	$45,697	$80,355
Commercial real estate	29,438	61,256	90,694
Commercial real estate—construction and development	38,453	23,044	61,497
Residential real estate	54,876	67,789	122,665
Residential real estate—junior lien	1,832	1,318	3,150
Home equity	285	697	982
Consumer	9,696	3,504	13,200
Commercial and industrial	13,287	21,114	34,401
Single pay	10,588	362	10,950
Total acquired loans	$193,113	$224,781	$417,894
Less allowance for loan losses	(25,833)	—	(25,833)
Acquired loans, net	$167,280	$224,781	$392,061

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans (impaired and non-impaired) as of March 31, 2012, December 31, 2011, and March 31, 2011 are as follows:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

March 31, 2012:
Contractual principal and interest	$282,499	$329,796	$612,295
Non-accretable difference	(100,477)	(56,524)	(157,001)
Cash flows expected to be collected	182,022	273,272	455,294
Accretable yield	(30,720)	(55,430)	(86,150)
Carrying value	$151,302	$217,842	$369,144
Allowance for acquired loan losses	$(25,712)	$(8,643)	$(34,355)

December 31, 2011:
Contractual principal and interest	$382,760	$361,726	$744,486
Non-accretable difference	(176,601)	(71,084)	(247,685)
Cash flows expected to be collected	206,159	290,642	496,801
Accretable yield	(35,329)	(59,271)	(94,600)
Carrying value	$170,830	$231,371	$402,201
Allowance for acquired loan losses	$(23,875)	$(7,745)	$(31,620)

March 31, 2011:
Contractual principal and interest	$379,900	$396,419	$776,319
Non-accretable difference	(163,785)	(101,067)	(264,852)
Cash flows expected to be collected	216,115	295,352	511,467
Accretable yield	(23,002)	(70,571)	(93,573)
Carrying value	$193,113	$224,781	$417,894
Allowance for acquired loan losses	$(25,833)	$—	$(25,833)

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

The unpaid principal balance for acquired loans was $540.4 million at March 31, 2012, $597.7 million at December 31, 2011 and $673.7 million at March 31, 2011.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following are changes in the carrying value of acquired loans during the periods ended March 31, 2012 and 2011:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Balance, December 31, 2011	$146,955	$223,626	$370,581
Net reductions for payments, foreclosures, and accretion	(19,528)	(13,529)	(33,057)
Change in the allowance for loan losses on acquired loans	(1,837)	(898)	(2,735)
Balance, March 31, 2012, net of allowance for loan losses on acquired loans	$125,590	$209,199	$334,789

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	54,643	72,810	127,453
Net reductions for payments, foreclosures, and accretion	(4,589)	(26,008)	(30,597)
Change in the allowance for loan losses on acquired loans	(25,833)	—	(25,833)
Balance, March 31, 2011, net of allowance for loan losses on acquired loans	$167,280	$224,781	$392,061

The following are changes in the carrying amount of accretable difference for purchased impaired and non-impaired loans for the period ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2012	2011

Beginning balance, December 31	$94,600	$44,684
Addition from the Habersham acquisition	—	28,115
Interest income	(9,110)	(7,127)
Reclass of nonaccretable difference due to improvement in expected cash flows	8,270	36,200
Other changes, net	(7,610)	(8,299)
Ending balance, March 31	$86,150	$93,573

On December 13, 2006, the Office of the Comptroller of the Currency( the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), FDIC, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $500,000, and the probability of default that is determined based upon historical data at the loan level. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 2—Summary of Significant Accounting Policies and Note 4—Mergers and Acquisitions.)

An aggregated analysis of the changes in allowance for loan losses for the three months ended March 31, 2012 and 2011 is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended March 31, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(5,698)	—	(5,698)
Recoveries of loans previously charged off	1,640	—	1,640
Net charge-offs	(4,058)	—	(4,058)
Provision for loan losses	2,298	2,735	5,033
Benefit attributable to FDIC loss share agreements	—	(2,310)	(2,310)
Total provision for loan losses charged to operations	2,298	425	2,723
Provision for loan losses recorded through the FDIC loss share receivable	—	2,310	2,310
Balance at end of period	$47,607	$34,355	$81,962

Three months ended March 31, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(9,322)	—	(9,322)
Recoveries of loans previously charged off	625	—	625
Net charge-offs	(8,697)	—	(8,697)
Provision for loan losses	9,349	25,833	35,182
Benefit attributable to FDIC loss share agreements	—	(24,541)	(24,541)
Total provision for loan losses charged to operations	9,349	1,292	10,641
Provision for loan losses recorded through the FDIC loss share receivable	—	24,541	24,541
Balance at end of period	$48,164	$25,833	$73,997

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the periods ended March 31, 2012 and March 31, 2011.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

March 31, 2012
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(1,010)	(1,002)	(1,495)	(446)	(500)	(330)	(455)	(409)	(51)	(5,698)
Recoveries	780	16	1	12	181	110	273	256	11	1,640
Provision	455	539	409	548	83	69	63	83	49	2,298
Balance, March 31, 2012	$12,598	$5,662	$9,271	$7,567	$4,033	$3,750	$3,517	$1,075	$134	$47,607

Loans individually evaluated for impairment	$2,052	$528	$294	$644	$—	$—	$322	$—	$—	$3,840
Loans collectively evaluated for impairment	$10,546	$5,134	$8,977	$6,923	$4,033	$3,750	$3,195	$1,075	$134	$43,767

Loans:
Loans individually evaluated for impairment	$22,641	$8,017	$16,895	$4,004	$—	$884	$4,686	$—	$—	$57,127
Loans collectively evaluated for impairment	272,224	276,027	727,546	403,693	258,054	215,199	125,491	85,350	16,603	2,380,187

Total non-acquired loans	$294,865	$284,044	$744,441	$407,697	$258,054	$216,083	$130,177	$85,350	$16,603	$2,437,314

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

March 31, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(4,538)	(1,236)	(729)	(1,314)	(511)	(229)	(499)	(105)	(161)	(9,322)
Recoveries	90	20	1	34	58	79	134	40	169	625
Provision	4,336	1,105	890	1,408	506	232	718	142	12	9,349
Balance, March 31, 2011	$14,130	$6,317	$7,976	$6,188	$4,477	$4,395	$3,187	$1,268	$226	$48,164

Loans individually evaluated for impairment	$594	$866	$446	$21	$—	$—	$163	$—	$—	$2,090
Loans collectively evaluated for impairment	$13,536	$5,451	$7,530	$6,167	$4,477	$4,395	$3,024	$1,268	$226	$46,074

Loans:
Loans individually evaluated for impairment	$23,107	$11,882	$10,314	$1,997	$—	$1,117	$1,239	$—	$—	$49,656
Loans collectively evaluated for impairment	347,335	320,891	596,481	337,951	263,331	205,231	130,670	73,464	23,299	2,298,653

Total non-acquired loans	$370,442	$332,773	$606,795	$339,948	$263,331	$206,348	$131,909	$73,464	$23,299	$2,348,309

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for the periods ended March 31, 2012 and March 31, 2011.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

Allowance for loan losses:
March 31, 2012
Balance, December 31, 2011	$16,706	$1,318	$—	$5,026	$445	$—	$—	$4,564	$3,561	$31,620
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	145	73	2,057	(1,158)	1	21	10	19	1,567	2,735
Benefit attributable to FDIC loss share agreements	(138)	(69)	(1,666)	1,100	(1)	(20)	(9)	(18)	(1,489)	(2,310)
Total provision for loan losses charged to operations	7	4	391	(58)	0	1	1	1	78	425
Provision for loan losses recorded through the FDIC loss share receivable	138	69	1,666	(1,100)	1	20	9	18	1,489	2,310
Balance, March 31, 2012	$16,851	$1,391	$2,057	$3,868	$446	$21	$10	$4,583	$5,128	$34,355
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$16,851	$1,391	$2,057	$3,868	$446	$21	$10	$4,583	$5,128	$34,355

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$56,316	$100,797	$44,339	$116,359	$2,689	$10,141	$8,583	$24,520	$5,400	$369,144
Total acquired loans	$56,316	$100,797	$44,339	$116,359	$2,689	$10,141	$8,583	$24,520	$5,400	$369,144

*The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

Allowance for loan losses:
March 31, 2011
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	19,084	—	—	—	462	—	—	1,234	5,053	25,833
Benefit attributable to FDIC loss share agreements	(18,130)	—	—	—	(439)	—	—	(1,172)	(4,800)	(24,541)
Total provision for loan losses charged to operations	954	—	—	—	23	—	—	62	253	1,292
Provision for loan losses recorded through the FDIC loss share receivable	18,130	—	—	—	439	—	—	1,172	4,800	24,541
Balance, March 31, 2011	$19,084	$—	$—	$—	$462	$—	$—	$1,234	$5,053	$25,833

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$19,084	$—	$—	$—	$462	$—	$—	$1,234	$5,053	$25,833

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	80,355	90,694	61,497	122,665	3,150	982	13,200	34,401	10,950	417,894

Total acquired loans	$80,355	$90,694	$61,497	$122,665	$3,150	$982	$13,200	$34,401	$10,950	$417,894

*The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$219,893	$232,131	$270,529	$223,277	$231,954	$267,951	$666,023	$656,683	$521,530
Special mention	33,009	33,254	44,319	39,576	43,733	37,797	33,166	38,511	45,187
Substandard	41,963	45,460	55,594	21,191	24,011	27,025	45,252	47,465	39,767
Doubtful	—	—	—	—	—	—	—	231	311
	$294,865	$310,845	$370,442	$284,044	$299,698	$332,773	$744,441	$742,890	$606,795

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$199,147	$207,063	$194,491	$110,120	$117,237	$108,768	$1,418,460	$1,445,299	$1,363,269
Special mention	10,964	6,949	4,475	9,151	11,885	11,637	125,866	134,332	143,415
Substandard	5,972	6,442	7,382	10,906	11,571	11,453	125,284	134,949	141,221
Doubtful	—	—	—	—	—	51	—	—	362
	$216,083	$220,454	$206,348	$130,177	$140,693	$131,909	$1,669,610	$1,714,580	$1,648,267

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$359,701	$342,307	$302,323	$240,251	$247,929	$248,567	$84,223	$84,189	$72,276
Special mention	24,079	25,298	18,123	11,357	10,018	9,628	703	682	757
Substandard	23,917	23,924	19,502	6,446	7,039	5,136	424	471	431
Doubtful	—	—	—	—	—	—	—	—	—
	$407,697	$391,529	$339,948	$258,054	$264,986	$263,331	$85,350	$85,342	$73,464

	Other			Consumer Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2012	2011	2011	2012	2011	2011

Pass	$16,603	$14,128	$23,299	$700,778	$688,553	$646,465
Special mention	—	—	—	36,139	35,998	28,508
Substandard	—	—	—	30,787	31,434	25,069
Doubtful	—	—	—	—	—	—
	$16,603	$14,128	$23,299	$767,704	$755,985	$700,042

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
	2012	2011	2011

Pass	$2,119,238	$2,133,852	$2,009,734
Special mention	162,005	170,330	171,923
Substandard	156,071	166,383	166,290
Doubtful	—	—	362
	$2,437,314	$2,470,565	$2,348,309

At March 31, 2012, the aggregate amount of non-acquired substandard and doubtful loans totaled $156.1 million. When these loans are combined with non-acquired OREO of $21.4 million, our non-acquired classified assets (as defined by our primary federal regulator, the OCC) were $177.5 million. At December 31, 2011, the amounts were $166.4 million, $18.0 million, and $184.4 million, respectively. At March 31, 2011, the amounts were $166.7 million, $19.8 million, and $187.1 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of acquired loans, net of the related discount:

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$15,947	$17,257	$23,391	$32,136	$34,570	$53,096	$9,247	$11,838	$33,304
Special mention	4,665	5,164	7,056	21,452	22,127	12,901	7,079	5,947	3,598
Substandard	35,704	38,408	49,109	46,774	51,133	24,697	25,335	30,571	24,510
Doubtful	—	—	799	435	498	—	2,678	2,649	85
	$56,316	$60,829	$80,355	$100,797	$108,328	$90,694	$44,339	$51,005	$61,497

				Residential Real Estate—
	Residential Real Estate			Junior Lien			Home Equity
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$41,595	$49,308	$74,853	$1,257	$1,541	$1,830	$6,262	$898	$664
Special mention	22,288	19,042	12,420	389	308	118	2,441	200	109
Substandard	49,304	53,221	34,934	1,043	992	931	1,438	289	209
Doubtful	3,172	2,851	458	—	—	271	—	—	—
	$116,359	$124,422	$122,665	$2,689	$2,841	$3,150	$10,141	$1,387	$982

	Consumer			Commercial & Industrial			Single Pay
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$4,719	$5,771	$10,463	$7,578	$11,207	$20,375	$731	$465	$373
Special mention	923	889	419	5,045	7,295	3,097	55	62	88
Substandard	2,674	2,869	2,235	11,330	19,752	10,703	4,614	3,533	10,019
Doubtful	267	490	83	567	1,056	226	—	—	470
	$8,583	$10,019	$13,200	$24,520	$39,310	$34,401	$5,400	$4,060	$10,950

The risk grading of acquired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC-assisted acquisition, acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on acquired loans, the Company’s risk of loss is mitigated because of the FDIC loss share arrangement.

An aging analysis of past due loans, segregated by class for non-acquired loans, as of March 31, 2012 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

Commercial real estate:
Construction and land development	$2,192	$866	$17,237	$20,295	$274,570	$294,865
Commercial non-owner occupied	166	359	5,615	6,140	277,904	284,044
Commercial owner occupied	1,126	403	13,730	15,259	729,182	744,441

Consumer real estate:
Consumer owner occupied	1,850	178	4,838	6,866	400,831	407,697
Home equity loans	485	392	644	1,521	256,533	258,054

Commercial and industrial	235	88	957	1,280	214,803	216,083
Other income producing property	636	236	3,910	4,782	125,395	130,177
Consumer	299	59	81	439	84,911	85,350
Other loans	50	52	69	171	16,432	16,603

	$7,039	$2,633	$47,081	$56,753	$2,380,561	$2,437,314

Note 6 — Loans and Allowance for Loan Losses (Continued)

An aging analysis of past due loans, segregated by class for non-acquired loans, as of December 31, 2011 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

Commercial real estate:
Construction and land development	$1,056	$2,793	$13,176	$17,025	$293,820	$310,845
Commercial non-owner occupied	998	539	10,088	11,625	288,073	299,698
Commercial owner occupied	2,731	902	12,936	16,569	726,321	742,890

Consumer real estate:
Consumer owner occupied	3,288	762	5,819	9,869	381,660	391,529
Home equity loans	889	360	647	1,896	263,090	264,986

Commercial and industrial	389	142	1,218	1,749	218,705	220,454
Other income producing property	192	29	4,185	4,406	136,287	140,693
Consumer	302	130	33	465	84,877	85,342
Other loans	97	74	46	217	13,911	14,128

	$9,942	$5,731	$48,148	$63,821	$2,406,744	$2,470,565

An aging analysis of past due loans, segregated by class for non-acquired loans, as of March 31, 2011 was as follows:

			90+ Days	Total
	30-59 Days	60-89 Days	Past Due	Past		Total
(Dollars in thousands)	Past Due	Past Due	and Accruing	Due	Current	Loans

Commercial real estate:
Construction and land development	$5,872	$2,407	$11,633	$19,912	$350,530	$370,442
Commercial non-owner occupied	2,964	4,106	4,562	11,632	321,141	332,773
Commercial owner occupied	1,530	339	5,166	7,035	599,760	606,795

Consumer real estate:
Consumer owner occupied	1,856	489	4,347	6,692	333,256	339,948
Home equity loans	506	174	638	1,318	262,013	263,331

Commercial and industrial	323	416	1,037	1,776	204,572	206,348
Other income producing property	966	—	2,451	3,417	128,492	131,909
Consumer	215	45	50	310	73,154	73,464
Other loans	—	—	—	378	22,921	23,299

	$14,232	$7,976	$29,884	$52,470	$2,295,839	$2,348,309

Note 6 — Loans and Allowance for Loan Losses (Continued)

An aging analysis of past due loans, segregated by class for acquired loans as of March 31, 2012 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

Commercial loans greater than or equal to $1 million-CBT	$2,507	$1,640	$23,743	$27,890	$28,426	$56,316
Commercial real estate	882	382	19,893	21,157	79,640	100,797
Commercial real estate—construction and development	946	412	16,030	17,388	26,951	44,339
Residential real estate	4,100	1,417	13,218	18,735	97,624	116,359
Residential real estate—junior lien	—	117	156	273	2,416	2,689
Home equity	27	—	52	79	10,062	10,141
Consumer	168	280	1,013	1,461	7,122	8,583
Commercial and industrial	555	355	5,067	5,977	18,543	24,520
Single pay	—	—	3,669	3,669	1,731	5,400
	$9,185	$4,603	$82,841	$96,629	$272,515	$369,144

An aging analysis of past due loans, segregated by class for acquired loans, as of December 31, 2011 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

Commercial loans greater than or equal to $1 million-CBT	$—	$990	$27,582	$28,572	$32,257	$60,829
Commercial real estate	3,720	2,423	21,361	27,504	80,824	108,328
Commercial real estate—construction and development	2,907	1,121	20,704	24,732	26,273	51,005
Residential real estate	3,065	2,221	14,071	19,357	105,065	124,422
Residential real estate—junior lien	180	—	156	336	2,505	2,841
Home equity	20	4	16	40	1,346	1,386
Consumer	261	163	1,280	1,704	8,315	10,019
Commercial and industrial	1,410	512	9,537	11,459	27,852	39,311
Single pay	79	5	2,866	2,950	1,110	4,060
	$11,642	$7,439	$97,573	$116,654	$285,547	$402,201

An aging analysis of past due loans, segregated by class for acquired loans, as of March 31, 2011 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

Commercial loans greater than or equal to $1 million-CBT	$728	$—	$34,494	$35,222	$45,133	$80,355
Commercial real estate	6,004	1,449	12,450	19,903	70,791	90,694
Commercial real estate—construction and development	3,179	2,732	27,021	32,932	28,565	61,497
Residential real estate	4,384	1,442	17,745	23,571	99,094	122,665
Residential real estate—junior lien	86	64	683	833	2,317	3,150
Home equity	13	29	104	146	836	982
Consumer	506	123	1,010	1,639	11,561	13,200
Commercial and industrial	384	1,913	7,200	9,497	24,904	34,401
Single pay	5	76	9,967	10,048	902	10,950
	$15,289	$7,828	$110,674	$133,791	$284,103	$417,894

Acquired loans that are past due continue to accrue accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance

March 31, 2012
Commercial real estate:
Construction and land development	$29,648	$17,166	$5,819	$22,985	$2,044
Commercial non-owner occupied	10,637	5,731	2,086	7,817	528
Commercial owner occupied	20,841	12,309	4,442	16,750	275

Consumer real estate:
Consumer owner occupied	4,315	882	3,122	4,004	644
Home equity loans	—	—	—	—	—

Commercial and industrial	1,035	884	—	884	—
Other income producing property	5,784	2,290	2,397	4,686	349
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$72,260	$39,261	$17,865	$57,127	$3,840

December 31, 2011
Commercial real estate:
Construction and land development	$34,076	$19,521	$5,228	$24,749	$1,646
Commercial non-owner occupied	14,269	9,704	2,336	12,040	706
Commercial owner occupied	21,072	10,692	7,025	17,717	1,510

Consumer real estate:
Consumer owner occupied	2,815	607	1,987	2,594	262
Home equity loans	—	—	—	—	—

Commercial and industrial	1,788	1,576	—	1,576	—
Other income producing property	4,393	2,132	1,243	3,375	289
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$78,413	$44,232	$17,819	$62,051	$4,413

March 31, 2011
Commercial real estate:
Construction and land development	$30,829	$10,468	$12,639	$23,107	$594
Commercial non-owner occupied	14,102	9,528	2,354	11,882	866
Commercial owner occupied	11,537	5,544	4,770	10,314	446

Consumer real estate:
Consumer owner occupied	2,257	437	1,560	1,997	21
Home equity loans	—	—	—	—	—

Commercial and industrial	1,146	1,117	—	1,117	—
Other income producing property	1,360	340	899	1,239	163
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,231	$27,434	$22,222	$49,656	$2,090

Acquired loans are accounted for in pools as shown on page 16 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on non-acquired impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$24,009	$17	$20,832	$35
Commercial non-owner occupied	10,362	—	9,062	1
Commercial owner occupied	17,888	44	10,705	10

Consumer real estate:
Consumer owner occupied	2,974	22	1,883	13
Home equity loans	—	—	—	—

Commercial and industrial	1,526	—	491	—
Other income producing property	3,514	13	2,623	5
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$60,273	$96	$45,596	$64

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011

Commercial non-owner occupied real estate:
Construction and land development	$19,811	$21,347	$25,236
Commercial non-owner occupied	6,986	10,931	10,918
Total commercial non-owner occupied real estate	26,797	32,278	36,154
Consumer real estate:
Consumer owner occupied	7,316	8,017	6,948
Home equity loans	1,156	1,005	2,226
Total consumer real estate	8,472	9,022	9,174
Commercial owner occupied real estate	14,621	15,405	8,718
Commercial and industrial	1,561	1,913	1,420
Other income producing property	6,070	5,329	3,288
Consumer	214	223	115
Other loans	—	—	—
Restructured loans	12,121	11,807	11,168
Total loans on nonaccrual status	$69,857	$75,977	$70,038

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

SCBT designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (ASC Topic 310.40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the three months ended March 31, 2012 and 2011:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Interest rate modification:
Construction and land development	1	$165	$164	5	$1,164	$1,159
Commercial owner occupied	1	443	443	1	332	330
Consumer owner occupied	1	1,151	1,148	2	759	759
Other income producting property	—	—	—	—	—	—
Total interest rate modifications	3	$1,759	$1,755	8	$2,255	$2,248

Term modification:
Construction and land development	1	$230	$230	—	$—	$—
Commercial owner occupied	—	—	—	2	928	918
Consumer owner occupied	—	—	—	—	—	—
Total term modifications	1	$230	$230	2	$928	$918
	4	$1,989	$1,985	10	$3,183	$3,166

At March 31, 2012, December 31, 2011, and March 31, 2011, the balance of accruing TDRs was $6.1 million, $5.8 million, and $902,000, respectively.

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of March 31, 2012 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	17	$5,813	—	$—	1	$14
Term modification	4	3,665	—	—	—	—
	21	$9,478	—	$—	1	$14

The amount of specific reserve associated with non-acquired restructured loans was $2.3 million at March 31, 2012, none of which were related to the restructured loans that had subsequently defaulted.  The Company had $154,000 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2012.

Note 7—Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the periods ended March 31, 2012 and March 31, 2011:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2012	2011

Balance, December 31	$262,651	$212,103
FDIC loss share receivable recorded for Habersham agreement	—	87,418
Increase in expected losses on loans	2,310	24,541
Additional losses on OREO	6,779	12,014
Reimbursable expenses	2,674	2,013
Amortization of discounts and premiums, net	(3,233)	(401)
Reimbursements from FDIC	(39,850)	(33,893)
Balance, March 31	$231,331	$303,795

The FDIC receivable for loss share agreements is measured separately from the related covered assets.  At March 31, 2012, the projected cash flows related to the FDIC receivable for losses on assets acquired was approximately $32.9 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  Subsequent to March 31, 2012, the Company expects to receive $28.3 million from loss share claims filed, including reimbursable expenses.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at March 31, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Additions	7,569	14,491	22,349
Writedowns	(1,288)	(7,255)	(8,876)
Sold	(2,922)	(11,297)	(14,175)

Balance, March 31, 2012	$21,381	$61,788	$83,169

The following is a summary of information pertaining to OREO at March 31, 2011:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham Acquisition	—	14,493	14,493
Additions	7,480	1,365	9,232
Writedowns	(1,897)	(2,113)	(4,389)
Sold	(3,039)	(5,776)	(8,815)

Balance, March 31, 2011	$19,816	$77,286	$97,102

The covered OREO above is covered pursuant to the FDIC loss share agreements which are discussed in Note 4—Mergers and Acquisition, and is presented net of the related fair value discount.  At March 31, 2012, there were 856 properties included in OREO, with 92 uncovered and 764 covered by loss share with the FDIC.  At March 31, 2011, there were 736 properties in OREO, with 72 uncovered and 664 covered by loss share with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011

Certificates of deposit	$844,027	$903,874	$1,134,299
Interest-bearing demand deposits	1,473,986	1,432,806	1,316,879
Non-interest bearing demand deposits	757,777	658,454	606,135
Savings deposits	278,968	258,644	260,712
Other time deposits	1,879	694	1,525
Total deposits	$3,356,637	$3,254,472	$3,319,550

The aggregate amounts of time deposits in denominations of $100,000 or more at March 31, 2012, December 31, 2011, and March 31, 2011 were $362.4 million, $392.7 million and $523.0 million, respectively.  In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At March 31, 2012, December 31, 2011, and March 31, 2011, SCBT had $126.9 million, $124.2 million, and $185.4 million in certificates of deposits greater than $250,000, respectively.  The Company did not have brokered certificates of deposit at March 31, 2012, December 31, 2011, or March 31, 2011.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2012.

The components of net periodic pension expense recognized during the three months ended March 31 are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Interest cost	$(258)	$(274)
Expected return on plan assets	421	400
Recognized net actuarial loss	(267)	(137)
Net periodic pension expense	$(104)	$(11)

The Company contributed $300,000 to the pension plan for the three months ended March 31, 2012 and anticipates making similar additional quarterly contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 50% matching of their 401(k) plan contribution, up to 6% of salary. Prior to January 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 4% of salary.

Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees’ savings plan.

Note 10 — Retirement Plans (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2012	2011
Basic earnings per share:
Net income	$7,028	$2,516

Weighted-average basic shares	13,883	13,185
Basic earnings per share	$0.51	$0.19

Diluted earnings per share:
Net income	$7,028	$2,516

Weighted-average basic shares	13,883	13,185
Effect of dilutive securities	68	88
Weighted-average dilutive shares	13,951	13,273
Diluted earnings per share	$0.50	$0.19

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Number of shares	216,268	217,873
Range of exercise prices	$31.10 - $40.99	$26.01 - $40.99

Note 12 — Share-Based Compensation

The Company’s 1999 and 2004 stock option programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Note 12 — Share-Based Compensation (Continued)

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

Subsequent to March 31, 2012, the 2012 Omnibus Stock and Performance Plan was approved at the Annual Meeting of Shareholders and became effective on April 24, 2012.  Effective April 24, 2012, no options will be granted under the 2004 plan.  The 2012 plan will be the only plan from which new share-based compensation grants may be issued.  Subsequent to April 24, 2012, it became the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as full-value awards.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2012	370,207	$30.69
Granted	28,224	31.75
Exercised	(606)	20.61
Expired/Forfeited	(6,403)	31.17
Outstanding at March 31, 2012	391,422	30.77	4.90	$1,134

Exercisable at March 31, 2012	317,522	30.51	4.04	$1,035

Weighted-average fair value of options granted during the year	$11.55

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2012	2011

Dividend yield	2.10%	2.20%
Expected life	6 years	6 years
Expected volatility	46%	44%
Risk-free interest rate	1.06%	2.37%

Note 12 — Share-Based Compensation (Continued)

As of March 31, 2012, there was $805,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.73 years as of March 31, 2012.  The total fair value of shares vested during the three months ended March 31, 2012 was $386,000.

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

Nonvested restricted stock for the three months ended March 31, 2012 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2012	171,704	$30.32
Granted	24,106	31.75
Vested	(27,401)	29.83
Forfeited	(4,792)	32
Nonvested at March 31, 2012	163,617	30.57

As of March 31, 2012, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.5 years as of March 31, 2012.  The total fair value of shares vested during the three months ended March 31, 2012 was $817,000.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2012, commitments to extend credit and standby letters of credit totaled $697.5 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Note 14 — Fair Value (Continued)

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non-covered and covered OREO would be considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense, net of any FDIC indemnification proceeds in the case of a covered OREO.

Note 14 — Fair Value (Continued)

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the fair value hierarchy (see Note 16—Derivative Financial Instruments for additional information).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2012:
Assets
Securities available for sale:
Government-sponsored entities debt	$66,378	$—	$66,378	$—
State and municipal obligations	42,008	—	42,008	—
Mortgage-backed securities	213,809	—	213,809	—
Corporate stocks	393	368	25	—
Total securities available for sale	$322,588	$368	$322,220	$—

Liabilities
Derivative financial instruments	$1,280	$—	$1,280	$—

December 31, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$49,603	$—	$49,603	$—
State and municipal obligations	43,957	—	43,957	—
Mortgage-backed securities	195,309	—	195,309	—
Trust preferred (collateralized debt obligations)	—	—	—	—
Corporate stocks	326	301	25	—
Total securities available for sale	$289,195	$301	$288,894	$—

Liabilities
Derivative financial instruments	$1,391	$—	$1,391	$—

March 31, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$57,518	$—	$57,518	$—
State and municipal obligations	39,566	—	39,566	—
Mortgage-backed securities	91,989	—	91,989	—
Corporate stocks	581	556	25	—
Total securities available for sale	$189,654	$556	$189,098	$—

Liabilities
Derivative financial instruments	$510	$—	$510	$—

Note 14 — Fair Value (Continued)

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2012.

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

There were no changes in Level 3 assets or liabilities for the three months ended March 31, 2012.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2011 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2011	$2,034	$—
Change in unrealized loss recognized in other comprehensive income	95	—
Total realized losses included in income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(2,129)	—
Transfers in and/or out of level 3	—	—
Fair value, March 31, 2011	$—	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2012 or March 31, 2011.

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table presents assets that were remeasured and reported at fair value during the three months ended March 31, 2012 and 2011.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Non-acquired impaired loans that were remeasured and reported at fair value through a specific valuation allowance:
Carrying value of impaired loans before specific valuation allowance	$—	$7,323	$—	$15,350
Specific valuation allowance	—	(1,832)	—	(1,095)
Fair value	$—	$5,491	$—	$14,255

Non-acquired foreclosed properties remeasured at initial recognition:
Carrying value of foreclosed properties prior to remeasurement	$—	$5,173	$—	$2,514
Charge-offs recognized in the allowance for loan losses	—	(352)	—	(866)
Fair value	$—	$4,821	$—	$1,648

Non-acquired foreclosed properties remeasured subsequent to initial recognition:
Carrying value of foreclosed properties prior to remeasurement	$—	$6,423	$—	$9,441
Write-downs included in non-interest expense	—	(1,288)	—	(1,897)
Fair value	$—	$5,135	$—	$7,544

Quantitative Information About Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Covered under FDIC loss share agreements:
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%

Non-acquired:
Impaired loans	Discounted appraisals	Collateral discounts	0-50%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012, December 31, 2011 and March 31, 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank stock and FHLB stock approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 36 regarding fair value.

Note 14 — Fair Value (Continued)

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

Note 14 — Fair Value (Continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	March 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$403,222	$403,222	$403,222	$—	$—
Investment securities	357,448	358,544	18,660	339,884	—
Loans, net of allowance for loan losses, and loans held for sale	2,759,202	2,787,818	—	34,706	2,753,112
FDIC receivable for loss share agreements	231,331	143,643	—	—	143,643
Accrued interest receivable	9,253	9,253	—	9,253	—
Financial liabilities:
Deposits	3,356,637	3,324,145	—	3,324,145	—
Federal funds purchased and securities sold under agreements to repurchase	235,412	235,412	—	235,412	—
Other borrowings	46,397	49,128	—	49,128	—
Accrued interest payable	1,688	1,688	—	1,688	—
Interest rate swap — cash flow hedge	1,280	1,280	—	1,280	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,025	—	7,025	—
Standby letters of credit and financial guarantees	—	—	—	—	—

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$171,425	$171,425	$171,425	$—	$—
Investment securities	324,056	325,351	18,593	306,758	—
Loans, net of allowance for loan losses, and loans held for sale	2,837,588	2,859,513	—	45,809	2,813,704
FDIC receivable for loss share agreements	262,651	202,313	—	—	202,313
Accrued interest receivable	11,527	11,527	—	11,527	—
Financial liabilities:
Deposits	3,254,472	3,222,547	—	3,222,547	—
Federal funds purchased and securities sold under agreements to repurchase	180,436	180,436	—	180,436	—
Other borrowings	46,683	48,915	—	48,915	—
Accrued interest payable	2,254	2,254	—	2,254	—
Interest rate swap — cash flow hedge	1,391	1,391	—	1,391	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,657	—	7,657	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		on Securities
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total

Balance at December 31, 2011	$(7,823)	$5,934	$(860)	$(2,749)
Change in net unrealized gain on securities available for sale	—	(202)	—	(202)
Reclassification of noncredit other-than-temporary impairment losses on available-for-sale securities	—	—	—	—
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	69	69
Balance at March 31, 2012	$(7,823)	$5,732	$(791)	$(2,882)

Note 16 — Derivative Financial Instruments

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, in the form of an interest rate swap (cash flow hedge). The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 14 to these financial statements. The only type of derivative currently used by the Company is an interest rate swap agreement.

Note 16 — Derivative Financial Instruments (Continued)

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $792,000 and $329,000 for the three months ended March 31, 2012 and 2011, respectively. The Company recognized a $1.3 million and a $510,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2012 and 2011, respectively. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2012 and 2011.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2012 and 2011, SCBT was required to provide $1.4 million and $150,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 17 — Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Peoples Bancorporation Acquisition

On April 24, 2012, the Company completed the previously announced acquisition of Peoples Bancorporation, Inc. (“Peoples”), of Easley, South Carolina, the bank holding company for The Peoples National Bank (“PNB”), Bank of Anderson (“BOA”), and Seneca National Bank (“SNB”).  At March 31, 2012, Peoples reported $524.0 million in total assets, $276.3 million in loans and $448.0 million in deposits. PNB has five banking offices in the upstate of South Carolina; BOA has two banking offices in Anderson, South Carolina; and SNB has one banking office in Seneca, South Carolina.  The three subsidiary banks initially became divisions of SCBT, N.A. and will ultimately be converted onto the operating platform of the Bank.

Note 17 — Subsequent Events (Continued)

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), Peoples’ shareholders received aggregate consideration of 1,003,225 shares of SCBT common stock plus cash in lieu of fractional shares.  In addition, all outstanding stock options were valued using a Black Scholes methodology and the holders of outstanding options will receive cash.  The stock consideration is based upon a fixed exchange ratio of 0.1413 shares of SCBT common stock for each of the outstanding shares of Peoples’ common stock, which as of April 24, 2012 totaled 7,099,963 shares of common stock, including 60,700 shares of restricted stock that vested immediately on the date of the acquisition.  The stock consideration was valued at closing based upon SCBT’s closing stock price on the last trading date prior to the date of acquisition, or $31.06 per share.  Based on this closing stock price, the stock consideration was valued at approximately $31.3 million in the aggregate or $4.39 per fully diluted Peoples share.  In addition, SCBT purchased and canceled all of Peoples’ preferred stock held by the United States Treasury (“TARP preferred stock”), Series T and W, for $13.4 million, including the accrued and unpaid dividend of $132,000.  The aggregate consideration given by SCBT for Peoples, including the TARP preferred stock was $44.7 million.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the Peoples merger is currently incomplete. The Company expects to record goodwill in connection with the transaction during the three months ended June 30, 2012; however, since the initial purchase accounting adjustments have not been finalized, the Company is unable to provide the amount or a range of the ultimate goodwill, or the estimated fair values of the acquired assets and liabilities of Peoples at the present time. Therefore, pro forma financial information is not considered meaningful or currently possible for purposes of these consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, we had just over $4.0 billion in assets and 1,061 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011 and March 31, 2011.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Merger — Peoples Bancorporation, Inc.

On April 24, 2012, the Company completed the acquisition of Peoples Bancorporation, Inc. (“Peoples”), of Easley, South Carolina, the bank holding company for The Peoples National Bank (“PNB”), Bank of Anderson (“BOA”), and Seneca National Bank (“SNB”).  See Note 17 — Subsequent Events for further discussion.

Government Actions

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including, among others, the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program (the “TARP”), the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startup Act (the “JOBS Act”) and related economic recovery programs.

The Dodd-Frank Act limits interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, the price controls may affect institutions with less than $10 billion in assets, such as the Bank, which may be pressured by the marketplace to lower their own interchange rates.  We believe that regulations promulgated under the Dodd-Frank Act also will ultimately impose significant new compliance costs.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

On July 21, 2011, the Federal Reserve’s Final Rule repealing Regulation Q, which prohibited the payment of interest on demand deposits, became effective.  As a result of this repeal, our Bank has the option of offering interest bearing demand deposits, and may incur increased interest costs for funding if we elect to offer such deposit accounts.

On September 21, 2011, the Federal Reserve’s Federal Open Market Committee (“FOMC”) announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities.  In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of three years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative.  Further, to help support conditions in mortgage markets, the FOMC announced that it intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

On April 5, 2012, the U.S. President signed the Jumpstart Our Business Startup Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. The SEC has been directed to issue rules implementing certain JOBS Act amendments. We are currently evaluating the effects that the JOBS Act and the regulations adopted pursuant to the JOBS Act will have on the Company.

For additional information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 65 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in

Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of March 31, 2012, December 31, 2011 and March 31, 2011, the balance of goodwill was $62.9 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest price during the quarter the stock traded was $29.16 per share, and the stock price closed on March 31, 2012 at $32.71, which is above book value and tangible book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2012, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

For further discussion of the Company’s loan accounting and acquisitions, see Note 2—Summary of Significant Accounting Policies, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses to the unaudited condensed consolidated financial statements.

Results of Operations

We reported consolidated net income available to common shareholders of $7.0 million, or diluted earnings per share (“EPS”) of $0.50, for the first quarter of 2012 as compared to consolidated net income available to common shareholders of $2.5 million, or diluted EPS of $0.19, in the comparable period of 2011.  This $4.5 million increase was the net result of the following items:

•                  Improved net interest income of $6.2 million due primarily to the improved yields of acquired loans and reduced interest expense on deposits;

•                  Improved provision for loan losses which decreased by $7.9 million over the comparable quarter; offset by

•                  A decrease in non-interest income of $6.4 million due primarily to the $5.5 million pre-tax gain from the Habersham acquisition recorded in the first quarter of 2011 and a $2.8 million increase in the negative accretion on the FDIC indemnification asset.  All other categories of non-interest income showed improvement;

•                  An increase in non-interest expenses by $995,000. The increases consisted of $1.4 million in salaries and benefits; $199,000 related to OREO and loan related expenses; $253,000 in furniture and equipment expenses; and $194,000 in other expenses; offset by a $442,000 decline in the FDIC assessment and other regulatory charges; a $513,000 decline in merger-related expenses; and a $277,000 decline in net occupancy expense.

We believe our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2011.  Nonperforming assets in total dollars declined from $94.9 million at December 31, 2011 to $91.4 million at March 31, 2012.  Compared to the balance of nonperforming assets at March 31, 2011, the increase was $623,000 due to the increase in other real estate owned (“OREO”).  During the first quarter of 2012, classified assets declined from the end of 2011 and from the level at March 31, 2011, by $6.9 million and $9.6 million, respectively, to $177.5 million at March 31, 2012.  Loans 30-89 days past due declined by $1.9 million and $5.1 million from the level at December 31, 2011 and March 31, 2011, respectively, to $7.3 million at March 31, 2012.  Annualized net charge-offs for the first quarter of 2012 was 0.66%, the lowest level since the fourth quarter of 2008.

The allowance for loan losses decreased to 1.95% of total non-acquired loans at March 31, 2012, down from 2.00% at December 31, 2011 and 2.05% at March 31, 2011.  The allowance provides 0.68 times coverage of nonperforming loans at March 31, 2012, slightly higher than 0.64 times at December 31, 2011, and level at March 31, 2011.  During the first quarter of 2012, our OREO not covered under FDIC loss share agreements increased by $3.4 million from the end of 2011 and increased by $1.6 million from March 31, 2011 to $21.4 million at March 31, 2012.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was partially offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during the first quarter of 2012.  Below is a summary of the first quarter of 2012 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  The review of the performance of the loan pools during the first quarter resulted in a net increase in the overall cash flow expectations for the acquired loan pools;

•                  The negative accretion of the indemnification asset also increased due to the reduced cash flow expected from loss share.  This resulted in negative accretion increasing for the CBT and Habersham indemnification assets.

•                  The yield on acquired loans is expected to increase in the second quarter of 2012, partially offset by an increase in negative accretion related to the indemnification asset in noninterest income.

As of March 31, 2012, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired BankMeridian assets based on its evaluation of expected cash flows.

Compared to the fourth quarter of 2011, our non-acquired loan portfolio has decreased $33.3 million or 5.4%, to $2.4 billion, driven by a decline of $31.6 million or 21%, in construction / land development loans and commercial non-owner occupied loans.  The acquired loan portfolio decreased by $33.1 million or 32.9% as expected from the end of 2011, as payoffs, charge-offs and transfers to OREO continue within this portfolio.  For the three months ended March 31, 2012, mortgage loans originated and sold in the secondary market declined by $11.1 million as refinancing activity and home sales declined seasonally.

Non-taxable equivalent net interest income for the quarter increased 18.9% compared to the first quarter of 2011.  Non-taxable equivalent net interest margin decreased by 7 basis points to 4.66% from the fourth quarter of 2011 of 4.73%, due to the decline in acquired loan portfolio interest income yield of 58 basis points.  This decline was mostly offset by an increase in the non-acquired loan portfolio yield which increased from 4.89% to 4.97% at March 31, 2012.  Compared to the first quarter of 2011, net interest margin increased by 54 basis points for the first quarter of 2012, due to improved expected cash flows on acquired loans over the expected remaining life of these loans and reduced interest expense on both time deposits and other borrowings.  Excess liquidity resulting from strong core deposit growth, decline in time deposits, loan payoffs, and collection of the FDIC indemnification asset continues to compress the net interest margin.  Our quarterly efficiency ratio decreased to 72.0% compared to 73.1% in the fourth quarter of 2011, but increased from 70.2% in the first quarter of 2011.  The decrease in the efficiency ratio compared to the fourth quarter of 2011 reflects lower noninterest expenses.  The higher efficiency ratio on a year over year basis reflects higher noninterest expenses than first quarter of 2011 by $1.0 million.  There was decline in noninterest income compared to the first quarter of 2011 due to $5.5 million pre-tax gain recorded from the Habersham Bank acquisition offset by higher net interest income from the asset growth which occurred during 2011.

Diluted EPS increased to $0.50 for the first quarter of 2012 from $0.19 for the comparable period in 2011.  Basic EPS increased to $0.51 for the first quarter of 2012 from $0.19 for the comparable period in 2011.  The increase in both diluted and basic EPS reflects the increase in net interest income and decrease in the provision for loan losses, offset by the decrease in noninterest income and the increase in noninterest expense.

	Three Months Ended
	March 31,
Selected Figures and Ratios	2012	2011

Return on average assets (annualized)	0.71%	0.27%
Return on average equity (annualized)	7.37%	2.94%
Return on average tangible equity (annualized)*	9.57%	4.15%
Dividend payout ratio **	49.48%	424.00%
Equity to assets ratio	9.55%	9.24%
Average shareholders’ equity (in thousands)	$383,377	$347,074

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the change in dividend payout ratio below.

•                  For the three months ended March 31, 2012, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same quarter in 2011.  The increase was driven by a 179.3% increase in net income from the comparable quarter in 2011 partially offset by an increase in average assets due to the acquisitions of Habersham and BankMeridian.

•                  Dividend payout ratio increased to 49.48% for the three months ended March 31, 2012 compared with 23.07% for the three months ended December 31, 2011 and decreased compared to 424.0% for the three months ended March 31, 2011.  The decrease from the comparable period in 2011 reflects the higher net income in the fourth quarter of 2011 generated by a decrease in the provision for loan losses and provision for income taxes.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported in the prior quarter.

•                  Equity to assets ratio increased to 9.55% at March 31, 2012 compared with 9.24% at March 31, 2011.  The increase in the equity to assets ratio reflects a 2.1% increase in assets as a result of the BankMeridian acquisition and organic growth compared to the 5.6% increase in equity as a result of the Company’s retained earnings from 2011, which included gains on the BankMeridian acquisition.

•                  Average shareholders’ equity increased $36.3 million, or 10.5%, from the quarter ended March 31, 2012 driven by the private placement offering and the gains on the Habersham acquisition during the first quarter of 2011 and the BankMeridian acquisition during the third quarter of 2011.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Return on average tangible equity (non-GAAP)	9.57%	4.15%
Effect to adjust for intangible assets	-2.20%	-1.21%
Return on average equity (GAAP)	7.37%	2.94%

Adjusted average shareholders’ equity (non-GAAP)	$309,288	$274,063
Average intangible assets	74,089	73,011
Average shareholders’ equity (GAAP)	$383,377	$347,074

Adjusted net income (non-GAAP)	$7,360	$2,807
Amortization of intangibles	(500)	(446)
Tax effect	168	155
Net income (GAAP)	$7,028	$2,516

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased from the first quarter of 2011, due to the growth in interest earning assets from both the Habersham Bank and the BankMeridian FDIC-assisted acquisitions, organic loan growth, and an increase in low cost funding in core deposits and a decline in time deposits.  The net interest margin declined from the fourth quarter of 2011, primarily due to lower yields earned on the acquired loan portfolio, as well as increases in excess liquidity resulting from significant growth in core deposits, lower acquired loan balances, and lower non-acquired loan balances.  There was improvement in yields of acquired loans related mostly to the CBT portfolio and to a lesser degree the Habersham Bank portfolio when comparing the first quarter of 2012 to the first quarter of 2011.  On a linked quarter basis, this yield declined by approximately 55 basis points.  The improved year over year yield was substantially offset by the negative accretion on the indemnification asset recognized in noninterest income, from reduced expected cash flows under the loss share agreements (“LSA”).  Non-TE and TE net interest margin increased by 54 and 52 basis points, respectively, from the quarter ended March 31, 2011.  Non-TE and TE net interest margin decreased by 7 and 8 basis points, respectively, from the quarter ended December 31, 2011.

SCBT remained in an excess liquidity position during the first quarter of 2012, and the impact represented an estimated 17 basis points reduction in the net interest margin compared to 7 basis points from the fourth quarter of 2011.  The decline in linked quarter net interest margin was also the result of yields declining on interest earning assets faster than reducing the pricing of funding.  The rate earned on interest earning assets declined by 16 basis points from the fourth quarter of 2011, while interest bearing liabilities declined by 9 basis points.  While the average balance of total non-acquired loans (excluding mortgage loans held for sale) increased $145.5 million from the first quarter of 2011, the yield earned on these assets declined by 23 basis points.  On a linked quarter, average non-acquired loans declined by $11.3 million from the fourth quarter of 2011, while the rate earned on these assets increased by 8 basis points.

Net interest income increased from the first quarter of 2011 and was driven by a reduced cost of funds and by an improved yield on interest earning assets.  Certificates of deposit average rates declined by 56 basis points compared to the same quarter one year ago, and declined by 12 basis points from the fourth quarter of 2011. The year over year decline in interest expense totaled $3.2 million, as the cost of certificates dropped and the mix of funding shifted to lower costing transaction accounts.  Non-TE net interest income increased from the first quarter of 2011 as a result of a volume increase in interest-earning assets as well as an 11 basis point increase in the average yield.  The cost on interest bearing liabilities decreased by 58 basis points during this period. Non-acquired loan balances as well as average investment securities were up and contributed to the increase in non-TE net interest income.  The increase in interest income was $3.0 million driven by the increase in loan volume primarily from organic loan growth as well as improved yields on the acquired loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Non-TE net interest income	$39,038	$32,846
Non-TE yield on interest-earning assets	5.04%	4.93%
Non-TE rate on interest-bearing liabilities	0.45%	0.90%
Non-TE net interest margin	4.66%	4.12%
TE net interest margin	4.70%	4.18%

Non-TE net interest income increased $6.2 million, or 18.9%, in the first quarter of 2012 compared to the same period in 2011.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 4.4% to $3.4 billion in the first quarter of 2012 compared to the same period last year due largely to the acquisitions of Habersham and BankMeridian.

•                  Non-TE yield on interest-earning assets for the first quarter of 2012 increased 11 basis points from the comparable period in 2011, and decreased by 16 basis points from the fourth quarter of 2011.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the first quarter of 2012 decreased 45 basis points from the same period in 2011, and decreased by 9 basis points compared to the fourth quarter of 2011.  The decrease since the first quarter of 2011 and the fourth quarter of 2011 is a reflection of certificates of deposits repricing at lower interest rates as well as higher costing certificate balances accounting for a smaller portion of our total deposits.

•                  TE net interest margin increased by 52 basis points in the first quarter of 2012, compared to the first quarter of 2011.  Compared to the fourth quarter of 2011, TE net interest margin decreased by 8 basis points.

Loans

Total loans, net of deferred loan costs and fees, (excluding mortgage loans held for sale) increased by $40.3 million, or 1.5%, at March 31, 2012 as compared to the same period in 2011.  Acquired loans decreased by $48.8 million.  The decline in acquired CBT and Habersham loans was partially offset by the increase from the addition of loans acquired in the BankMeridian acquisition.  Non-acquired loans or legacy SCBT loans increased by $89.0 million, or 3.8%, from March 31, 2011 to March 31, 2012.  The increase was driven by loan growth in commercial owner occupied loans of $137.6 million, consumer owner occupied loans of $67.7 million, consumer non-real estate of $11.9 million, and commercial and industrial of $9.7 million.  Offsetting the growth were reductions in construction and land development loans of $75.6 million, commercial non-owner occupied of $48.7 million, and other loans of $6.7 million.

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2012	Total	2011	Total	2011	Total
Acquired loans	$369,144	13.2%	$402,201	14.0%	$417,894	15.1%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	294,865	10.5%	310,845	10.8%	370,442	13.4%
Commercial non-owner occupied	284,044	10.1%	299,698	10.4%	332,773	12.0%
Total commercial non-owner occupied real estate	578,909	20.6%	610,543	21.3%	703,215	25.4%
Consumer real estate:
Consumer owner occupied	407,697	14.5%	391,529	13.6%	339,948	12.3%
Home equity loans	258,054	9.2%	264,986	9.2%	263,331	9.5%
Total consumer real estate	665,751	23.7%	656,515	22.9%	603,279	21.8%
Commercial owner occupied real estate	744,441	26.5%	742,890	25.9%	606,795	21.9%
Commercial and industrial	216,083	7.7%	220,454	7.7%	206,348	7.5%
Other income producing property	130,177	4.6%	140,693	4.9%	131,909	4.8%
Consumer non real estate	85,350	3.0%	85,342	3.0%	73,464	2.7%
Other	16,603	0.7%	14,128	0.4%	23,299	0.7%
Total non-acquired loans	2,437,314	86.8%	2,470,565	86.0%	2,348,309	84.9%
Total loans (net of unearned income)	$2,806,458	100.0%	$2,872,766	100.0%	$2,766,203	100.0%

Note: Loan data excludes mortgage loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Non-acquired commercial non-owner occupied real estate loans represented 20.6% of total loans as of March 31, 2012 a decrease from 25.4% of total loans at the end of the same period for 2011 and 21.3% of total loans at  December 31, 2011.  At March 31, 2012, non-acquired construction and land development loans represented 10.5% of our total loan portfolio, a decrease from 13.4% of our total loan portfolio at March 31, 2011.  At March 31, 2012, non-acquired construction and land development loans consisted of $198.0 million in land and lot loans and $96.9 million in construction loans, which represented 8.1% and 4.0%, respectively, of our total non-acquired loan portfolio.  At December 31, 2011, non-acquired construction and land development loans consisted of $206.0 million in land and lot loans and $104.8 million in construction loans, which represented 8.3% and 4.2%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Average total loans	$2,813,748	$2,670,962
Interest income on total loans	39,456	36,683
Non-TE yield	5.64%	5.57%

Interest earned on loans increased $2.9 million, or 8.0%, in the first quarter of 2012 compared to the first quarter of 2011.  Some key highlights for the quarter ended March 31, 2012 are outlined below:

•                  Our non-TE yield on total loans increased 11 basis points during the first quarter of 2012 while average total loans increased 5.3%, as compared to the first quarter of 2011.  The increase in average total loans was a result of the growth in both non-acquired loans and acquired loans, due to the BankMeridian acquisition during the third quarter of 2011.  The acquired loan portfolio effective yield improved due to improved cash flows and reduced credit loss expectations.  This resulted in a yield of 10.2%, compared to approximately 7.9% one year ago.

•                  Acquired loans had a balance of $369.1 million at the end of the first quarter of 2012 compared to $417.9 million in 2011.

•                  Construction and land development loans decreased $75.6 million, or 20.4%, to $294.9 million from the ending balance at March 31, 2011.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved.

•                  Commercial non-owner occupied loans decreased $48.7 million, or 14.6%, to $284.0 million from the ending balance at March 31, 2011.

•                  Consumer real estate loans increased $62.5 million, or 10.4%, to $665.8 million from the ending balance at March 31, 2011.  The increase resulted from a $67.7 million, or 19.9%, in consumer owner occupied loans and a $5.3 million, or 2.0%, decrease in home equity lines of credit (“HELOCs”) from the balance at March 31, 2011.

•                  Commercial owner occupied loans increased $137.6 million, or 22.7%, to $744.4 million from the ending balance at March 31, 2011.

•                  Commercial and industrial loans increased $9.7 million, or 4.7%, to $216.1 million from the ending balance at March 31, 2011.

•                  Consumer non-real estate loans increased $11.9 million, or 16.2%, to $85.4 million from the ending balance at March 31, 2011.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $188.1 million, which has helped keep our non-TE yield up.

The balance of mortgage loans held for sale decreased $11.1 million from December 31, 2011 to $34.7 million at March 31, 2012, and increased by $24.0 million compared to the balance of mortgage loans held for sale at March 31, 2011 of $10.8 million.  The decrease from December 31, 2011 is a reflection of the decline in customer demand for mortgage refinancing.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2012, investment securities totaled $357.4 million, compared to $324.1 million at December 31, 2011 and $233.2 million at March 31, 2011. The increase in investment securities from the comparable period of 2011 was primarily the result of the purchase of $193.3 million of investment securities as well as the acquisition of $35.4 million in BankMeridian investment securities partially offset by $108.2 million in maturing or called securities that were purchased in higher interest rate environments. This resulted in average and period-end balances increasing by 30.7% and 53.3%, respectively, from March 31, 2011.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Average investment securities	$324,473	$248,317
Interest income on investment securities	2,231	2,074
Non-TE yield	2.77%	3.39%

Interest earned on investment securities increased 7.6% in the first quarter of 2012 compared to the first quarter of 2011.  The increase resulted largely from the $76.2 million increase in average investment securities for the first quarter, which was largely the result of purchases of GSEs and mortgage-backed securities as well as the addition of the BankMeridian investment securities, partially offset by a 62 basis point decrease in the average yield.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at March 31, 2012 had fair market values that, on a net basis, exceeded their book values and resulted in an unrealized gain.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2012:

			Other
	Amortized	Fair	Comprehensive			BB or
(Dollars in thousands)	Cost	Value	Income	AAA - A	BBB	Lower	Not Rated
March 31, 2012:
Government-sponsored entities debt	$65,505	$66,378	$873	$65,505	$—	$—	$—
State and municipal obligations	55,667	59,672	4,005	53,175	1,323	—	1,169
Mortgage-backed securities *	208,564	213,809	5,245	—	—	—	208,564
Corporate stocks	240	393	153	—	—	—	240
	$329,976	$340,252	$10,276	$118,680	$1,323	$—	$209,973

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

At March 31, 2012, we had twelve securities available for sale in an unrealized loss position, which totaled $202,000.

During the first quarter of 2012 as compared to the first quarter of 2011, the total number of securities with an unrealized loss position decreased by seventeen securities, while the total dollar amount of the unrealized loss decreased by $409,000.

All securities available for sale in an unrealized loss position as of March 31, 2012 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2012.  As of March 31, 2012, the investment in FHLB stock represented approximately $9.9 million, or 0.2% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

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

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past ten consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 1.23% on March 28, 2012 related to the fourth quarter 2011.

•                  Subsequent to March 31, 2012, the FHLB redeemed $1.4 million of our investment at par value on April 9, 2012.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of March 31, 2012 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Average interest-bearing liabilities	$2,846,175	$2,886,392
Interest expense	3,182	6,409
Average rate	0.45%	0.90%

The average balance of interest-bearing liabilities decreased in the first quarter of 2012 compared to the first quarter of 2011.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and other time deposits.  Overall, we experienced a 45 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended March 31, 2012 declined 1.6% from the same period in 2011.

•                  Interest-bearing deposits declined 4.2% to $2.6 billion at March 31, 2012 from the period end balance at March 31, 2011, as the Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended March 31, 2012 decreased 42 basis points from the comparable period in 2011, which contributed to a decrease of $1.2 million in interest expense for the first quarter of 2012.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $179.6 million to $1.4 billion at March 31, 2012 compared to the same quarter in 2011.

•                  Average certificates and other time deposits decreased 23.0%, down $259.9 million from the average balance in the first quarter of 2011.  Interest expense on certificates and other time deposits decreased $1.9 million mainly as a result of a 56 basis point decrease in the interest rate for the three months ended March 31, 2012 as compared to the same period in 2011.

•                  Other borrowings decreased 4.3%, down $2.1 million, from the average balance in the first quarter of 2011.

•                  A decline in interest rates contributed significantly to a $3.2 million, or 50.4%, reduction in interest expense on average interest-bearing liabilities for the three months ended March 31, 2012 from the comparable period in 2011.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $161.1 million, or 29.9%, to $700.4 million in the first quarter of 2012 compared to $539.3 million at March 31, 2011.  From the fourth quarter of 2011, average noninterest-bearing deposits grew $24.4 million, or 3.6%.  Excluding deposits acquired in the BankMeridian acquisition, period end noninterest-bearing deposits increased $144.4 million, or 23.8%, from the balance at March 31, 2011.

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

Loans acquired in the CBT, Habersham, and BankMeridian acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses.  Our initial estimates of credit losses on loans acquired in the BankMeridian acquisitions continue to be adequate, and there is no evidence of additional credit deterioration that would require additional loan loss reserves as of March 31, 2012, nor changes in our initial valuation estimates.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset. See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

During the first quarter of 2012, we established a net loan loss reserve of $2.7 million on certain acquired loan pools due to evidence of additional credit deterioration subsequent to December 31, 2011, which resulted in a $425,000 net provision for loan losses on acquired loans.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012			2011
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$49,367	$31,620	$80,987	$47,512	—	$47,512
Loans charged-off	(5,760)	—	(5,760)	(9,322)	—	(9,322)
Recoveries of loans previously charged off	1,702	—	1,702	625	—	625
Net charge-offs	(4,058)	—	(4,058)	(8,697)	—	(8,697)
Provision for loan losses	2,298	2,735	5,033	9,349	25,833	35,182
Benefit attributable to FDIC loss share agreements	—	(2,310)	(2,310)	—	(24,541)	(24,541)
Total provision for loan losses charged to operations	2,298	425	2,723	9,349	1,292	10,641
Provision for loan losses recorded through the FDIC loss share receivable	—	2,310	2,310	—	24,541	24,541
Balance at end of period	$47,607	$34,355	$81,962	$48,164	$25,833	$73,997

Total non-acquired loans:
At period end	$2,437,314			$2,348,309
Average	2,456,080			2,310,586
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.66%			1.53%
Allowance for loan losses as a percentage of period end non-acquired loans	1.95%			2.05%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	68.02%			68.44%

The allowance for loan losses as a percent of average non-acquired loans reflects a decrease due primarily to the decrease in our classified loans, nonaccrual loans, loans contractually past due 30 to 89 days, and non-performing loans during the first quarter of 2012 compared to the same quarter in 2011.  Fifty-six percent of the charge-off amount for the first quarter of 2012 is comprised of ten loans ranging from approximately $143,000 to $715,000.  The remainder of the charge-offs were less than $142,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 5.7% or $230,000 were construction and land development loans, 24.3% or $986,000 were commercial non-owner occupied loans, 36.8% or $1.5 million were commercial owner-occupied loans, 18.6% or $753,000 were consumer owner-occupied loans (including home equity loans), 5.4% or $220,000 were commercial and industrial loans, and 4.5% or $182,000 were other income producing property loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout certain regions of the Southeast.  Excluding covered assets, nonperforming loans decreased by $391,000 during the first quarter of 2012 compared to the first quarter of 2011 and decreased by $6.9 million from the fourth quarter of 2011.  The ratio of the ALLL to cover these loans decreased from 68.4% at March 31, 2011 to 68.0% at March 31, 2012.

We decreased the ALLL compared to the first quarter of 2011 and the end of 2011, due primarily to the improvement in asset quality metrics during the first quarter of 2012.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased $2.3 million compared to the balance at March 31, 2011 and by $1.2 million from December 31, 2011.

The historical loss rates on an overall basis increased from March 31, 2011 due to the increase in loan losses in the first quarter of 2012 when compared to the removal of much lower historical loss rates in our rolling averages.  This resulted in an increase of 5 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the fourth quarter of 2011, the increase was 3 basis points.

Economic risk decreased by 3 basis points during the first quarter of 2012 as compared to 2011 due to the decline in unemployment and improved home sales.  Compared to the fourth quarter of 2011, economic risk remained consistent due to the relatively flat trend in unemployment.

Model risk remained consistent with the fourth quarter of 2011 and declined 3 basis points compared to the first quarter of 2011.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for three years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has declined by 16 basis points during the first quarter of 2012 compared to the first quarter of 2011, and by 5 basis points from the fourth quarter of 2011. This improvement was due primarily to the decrease in 30-89 days past due loans, improved levels of classified loans, reduced exposure outside of the depository footprint, lower exposure to certain loan concentrations and the decrease in supervisory loan to value exceptions in the first quarter of 2012.

On a specific reserve basis, the allowance for loan losses decreased slightly by $573,000 from December 31, 2011, and increased by approximately $1.8 million from March 31, 2011.  The loan balances being evaluated for specific reserves increased from $49.7 million at March 31, 2011 to $57.1 million at March 31, 2012.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended March 31, 2012, the growth in our total nonperforming assets (“NPAs”) was reflective of the continued pressure on the real estate market and economy, along with acquired NPAs. The table below summarizes our NPAs.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2012	2011	2011	2011	2011

Nonaccrual loans (1)	$59,278	$64,170	$61,163	$57,806	$58,870
Accruing loans past due 90 days or more	130	926	495	94	339
Restructured loans - nonaccrual	10,578	11,807	11,698	10,880	11,168
Total nonperforming loans	69,986	76,903	73,356	68,780	70,377
Other real estate owned (“OREO”) (2)	21,381	18,022	22,686	24,900	19,816
Other nonperforming assets (3)	24	24	24	50	575
Total nonperforming assets excluding covered assets	91,391	94,949	96,066	93,730	90,768
Covered OREO (2)	61,788	65,849	79,739	74,591	77,286
Other covered nonperforming assets (3)	215	251	347	408	308
Total nonperforming assets including covered assets	$153,394	$161,049	$176,152	$168,729	$168,362

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.72%	3.82%	3.87%	3.86%	3.83%
Total NPAs as a percentage of total assets	2.26%	2.44%	2.44%	2.44%	2.29%
Total NPLs as a percentage of total loans (4)	2.87%	3.11%	2.98%	2.86%	3.00%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	5.31%	5.45%	5.91%	5.87%	5.88%
Total NPAs as a percentage of total assets	3.79%	4.13%	4.48%	4.39%	4.25%
Total NPLs as a percentage of total loans (4)	2.49%	2.68%	2.55%	2.48%	2.54%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $82.8 million, $97.6 million, $91.6 million, $89.9 million, and $110.7 million as of March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 2—Summary of Significant Accounting Policies).

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $69.9 million, or 2.87% of total loans, a decrease of $182,000 or 0.3% from March 31, 2011. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $2.9 million, partially offset by an increase in commercial nonaccrual loans of $2.7 million.  Excluding covered properties, OREO increased $1.6 million from March 31, 2011.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $6.1 million during the first quarter of 2012 from the level at December 31, 2011.  This decrease was the result of charge-offs, short sales, and payoffs of nonaccrual loans exceeding the additional nonaccrual loans for the quarter.

At March 31, 2012, non-covered OREO increased by $3.4 million from December 31, 2011.  At March 31, 2012, non-covered OREO consisted of 93 properties with an average value of $230,000, an increase of $30,000 from December 31, 2011 when we had 90 properties.  In the first quarter of 2012, we added 27 properties with an aggregate value of $7.9 million into non-covered OREO, and we sold 24 properties with a basis of $2.6 million in the quarter.  We recorded a net gain on sales of $43,000 for the quarter.  Our non-covered OREO balance of $21.4 million at March 31, 2012 is comprised of 9% in the Low Country region, 9% in the Georgetown/Myrtle Beach region, 15% in the Charleston region, 34% in the Beaufort (Hilton Head) region, 11% in the Charlotte region, 5% in the Midlands region and 3% in the Upstate (Greenville) region.

Overall, we continue to believe that the loan portfolio remains manageable in terms of charge-offs and NPAs as a percentage of total loans.  Given the industry-wide rise in credit costs, we have taken additional proactive measures to identify problem loans, including in-house and independent review of larger transactions.  Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $17.5 million, or 0.72%, of total non-acquired loans outstanding at March 31, 2012, compared to $12.8 million, or 0.55%, of total non-acquired loans outstanding at March 31, 2011, and compared to $14.4 million, or 0.58% of total non-acquired loans outstanding at December 31, 2011.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Service charges on deposit accounts	$5,447	$5,030
Bankcard services income	3,320	2,659
Mortgage banking income	1,830	863
Trust and investment services income	1,397	1,249
Gain on acquisition	—	5,528
Securities gains	—	323
Accretion on FDIC indemnification asset	(3,233)	(401)
Other	712	622
Total noninterest income	$9,473	$15,873

Excluding the $5.5 million pre-tax gain from the Habersham acquisition during the first quarter of 2011, noninterest income decreased 5.3% in the first quarter of 2012 as compared to the same period in 2011.  The quarterly decrease in total noninterest income primarily resulted from the following:

•                  Accretion on the FDIC indemnification asset decreased $2.8 million, resulting from a decrease in expected cash flows, which was first identified in the first quarter of 2011.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools during the first quarter of 2012.

•                  Mortgage banking income increased 112.1%, driven by a $967,000 increase in mortgage banking income generated from legacy SCBT due to lower interest rates and increased volume of mortgage banking activity in the secondary market during the first quarter of 2012.

•                  Bankcard services income increased 24.9%, largely driven by an increase in debit card income.  Debit card income increased 21.9%, or $473,000, due primarily to a larger customer base than in 2011.

•                  Service charges on deposit accounts increased 8.3%, driven by a $259,000 increase in insufficient funds fees and a $137,000 decrease in charge-offs on automatic overdraft protection fees.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Salaries and employee benefits	$18,048	$16,646
OREO expense and loan related	2,716	2,517
Information services expense	2,468	2,322
Net occupancy expense	2,248	2,525
Furniture and equipment expense	2,239	1,986
FDIC assessment and other regulatory charges	1,037	1,479
Advertising and marketing	757	909
Business development and staff related	752	805
Professional fees	633	449
Amortization of intangibles	500	446
Merger-related expense	96	609
Other	3,725	3,531
Total noninterest expense	$35,219	$34,224

Noninterest expense increased 2.9% in the first quarter of 2012 as compared to the same period in 2011.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased 8.4%, driven by increases in incentives, merit pay, retirement benefits, and payroll taxes during the first quarter of 2012.

•                  Furniture and equipment expense increased 12.7%, driven primarily by higher costs on equipment service contracts and an increase in depreciation and amortization expense.

•                  Merger-related expenses decreased 84.2% due to the lower merger costs incurred to date related to the Peoples Acquisition compared to the expenses related to the Habersham acquisition which occurred in the first quarter of 2011.

•                  The FDIC assessment and other regulatory charges decreased 29.9%, or $442,000 due to the change in methodology for how the FDIC assessment is calculated.

•                  Net occupancy expense decreased 11.0%, driven primarily by the decrease in lease expense as a result of the branch consolidations during the fourth quarter of 2011 and early 2012.

•                  Other expenses increased due primarily to operational charge offs related to fraudulent wires and an increase in business/ license taxes.

Income Tax Expense

Our effective income tax rate decreased to 33.5% for the quarter ended March 31, 2012 compared to 34.7% for the quarter ended March 31, 2011.  The lower effective tax rate is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the quarter ended March 31, 2012.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  Equity increased during the first quarter by net income, or $7.0 million, less the dividend paid during the quarter of approximately $2.4 million.  As of March 31, 2012, shareholders’ equity was $386.5 million, an increase of $4.7 million, or 1.2%, from $381.8 million at December 31, 2011, and an increase of $20.5 million or 5.6% from $366.1 million at March 31, 2011.  Our equity-to-assets ratio decreased to 9.55% at March 31, 2012 from 9.80% at the end of the fourth quarter of 2011 and increased from 9.24% at the end of the comparable period of 2011.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2012	2011	2011

SCBT Financial Corporation:
Tier 1 risk-based capital	14.55%	14.09%	13.96%
Total risk-based capital	15.82%	15.36%	15.23%
Tier 1 leverage	9.23%	9.12%	9.04%

SCBT, N.A.:
Tier 1 risk-based capital	14.34%	13.88%	13.22%
Total risk-based capital	15.62%	15.15%	14.50%
Tier 1 leverage	9.11%	8.99%	8.57%

Compared to December 31, 2011 and March 31, 2011, our Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratio have increased due primarily to the increase in capital from net income.  A decrease in risk-weighted assets also contributed to the improvements in Tier 1 risk-based capital and total risk-based capital.  This decrease was driven by the increase in cash and cash equivalents which have a lower-risk weighting.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy SCBT loan portfolio increased by approximately $89.0 million, or about 3.8% compared to the balance at March 31, 2011.  Our investment securities portfolio increased $124.2 million during this same time period.  Total cash and cash equivalents were $403.2 million at March 31, 2012 as compared to $171.4 million at December 31, 2011 and $412.7 million at March 31, 2011.

At March 31, 2012 and 2011, we had no brokered deposits.  Total deposits increased $37.1 million, or 1.1%, to $3.4 billion resulting primarily from organic growth and the BankMeridian acquisition. Excluding deposits acquired in the BankMeridian acquisition, total deposits decreased $24.7 million, or 0.8%.  Excluding deposits acquired from BankMeridian, we increased our noninterest-bearing deposit balance by $144.4 million, or 23.8%, at March 31, 2012 as compared to the balance at

March 31, 2011.  Federal funds purchased and securities sold under agreements to repurchase increased $28.9 million, or 14.0%, from the balance at March 31, 2011, and increased $55.0 million, or 30.5%, from the balance at December 31, 2011.  Other borrowings declined by $190,000, or 0.4%, from March 31, 2011.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2012, our Bank had total federal funds credit lines of $331.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2012, our Bank had $78.1 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2012, our Bank had a total FHLB credit facility of $282.7 million with total outstanding letters of credit consuming $43.7 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of March 31, 2012:

			Losses	Remaining
	FDIC	Original	Incurred *	Estimated	OREO	Projected
	Threshold	Estimated	through	Losses	Mark **	Total
(Dollars in thousands)	or ILE	Losses	3/31/2012	for Loans	3/31/2012	Losses

CBT	$233,000	$340,039	$254,270	$80,808	$21,572	$356,650
Habersham	94,000	124,363	72,113	33,297	8,416	113,826
BankMeridian	70,827	70,190	20,378	43,247	6,565	70,190
Total	$397,827	$534,592	$346,761	$157,352	$36,553	$540,666

* Loans and OREO losses excluding expenses, net of revenues.

** Represents the estimated losses on OREO at period end.  These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate (“ILE”)) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid.  As of March 31, 2012, the reimbursement rate is 95% of the loss and reimbursable expenses paid for the CBT covered assets.  During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold.

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

As of March 31, 2012, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $97.5 million at March 31, 2012.  Based on these criteria, we had five such credit concentrations at March 31, 2012, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to other holding companies (except bank holding companies).

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, the matters described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and the following:

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

•                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Peoples, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2012 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2012 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except that on January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064. The Complaint names as defendants Peoples, the current members of Peoples’ board of directors, and SCBT. The Complaint is brought on behalf of a putative class of shareholders of Peoples common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that Peoples’ directors breached their fiduciary duties by failing to maximize shareholder value in connection with the pending merger between SCBT and Peoples, and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs’ attorneys’ and experts’ fees. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

On April 17, 2012, SCBT entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the Complaint.  Under the terms of the MOU, SCBT, Peoples, the Director Defendants and the plaintiffs have agreed to settle the Lawsuit and release the defendants from all claims relating to the Merger, subject to approval by the Court.  If the Court approves the settlement contemplated by the MOU, the Lawsuit will be dismissed with prejudice.  Pursuant to the terms of the MOU, SCBT and Peoples have made available additional information to Peoples shareholders in the Current Report on Form 8-K filed April 18, 2012 and should be read in conjunction with the Proxy Statement/Prospectus, which should be read in its entirety.  In return, the plaintiffs have agreed to the dismissal of the Lawsuit with prejudice and to withdraw all motions filed in connection with the Lawsuit.  If the MOU is finally approved by the Court, it is anticipated that the MOU will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement and any disclosures made in connection therewith.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the MOU may be terminated.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q and risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2012:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	7,165		$30.61	—	147,872
February 1 - February 29	—		—	—	147,872
March 1 - March 31	—	*	—	—	147,872

Total	7,165			—	147,872

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2012	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: May 9, 2012	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer

Date: May 9, 2012	/s/ Keith S. Rainwater
Keith S. Rainwater
Senior Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.