Form 10-Q
period 2012-06-30
SCBT FINANCIAL CORP
filed 2012-08-09
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2012
Common Stock, $2.50 par value	15,093,603

SCBT Financial Corporation and Subsidiary

June 30, 2012 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$140,855	$129,729	$87,319
Interest-bearing deposits with banks	2,294	1,822	1,088
Federal funds sold and securities purchased under agreements to resell	166,770	39,874	160,660
Total cash and cash equivalents	309,919	171,425	249,067
Investment securities:
Securities held to maturity (fair value of $17,743, $17,864, and $19,834, respectively)	16,567	16,569	19,100
Securities available for sale, at fair value	478,472	289,195	209,956
Other investments	16,099	18,292	20,427
Total investment securities	511,138	324,056	249,483
Loans held for sale	42,525	45,809	17,956
Loans:
Acquired (covered of $332,874, $394,495, and $369,658, respectively; non-covered of $227,184, $7,706, and $9,683, respectively)	560,058	402,201	379,341
Less allowance for acquired loan losses	(35,813)	(31,620)	(25,545)
Non-acquired	2,481,251	2,470,565	2,405,613
Less allowance for non-acquired loan losses	(47,269)	(49,367)	(48,180)
Loans, net	2,958,227	2,791,779	2,711,229
FDIC receivable for loss share agreements	200,569	262,651	299,200
Premises and equipment, net	106,458	94,250	90,529
Other real estate owned (covered of $53,146, $65,849, and $74,591, respectively; non-covered of $31,263, $18,022, and $24,900, respectively)	84,409	83,871	99,491
Goodwill	66,542	62,888	62,888
Bank owned life insurance	35,543	22,111	21,836
Core deposit and other intangibles	13,429	11,538	12,027
Other assets	44,510	26,179	26,229
Total assets	$4,373,269	$3,896,557	$3,839,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$806,235	$658,454	$598,112
Interest-bearing	2,854,737	2,596,018	2,607,716
Total deposits	3,660,972	3,254,472	3,205,828
Federal funds purchased and securities sold under agreements to repurchase	220,264	180,436	187,550
Other borrowings	46,105	46,683	46,275
Other liabilities	21,022	33,186	29,177
Total liabilities	3,948,363	3,514,777	3,468,830
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 15,085,991, 14,039,422, and 13,987,686 shares issued and outstanding	37,715	35,099	34,969
Surplus	262,647	233,232	231,640
Retained earnings	126,304	116,198	105,799
Accumulated other comprehensive loss	(1,760)	(2,749)	(1,303)
Total shareholders’ equity	424,906	381,780	371,105
Total liabilities and shareholders’ equity	$4,373,269	$3,896,557	$3,839,935

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$42,120	$40,994	$81,898	$77,824
Investment securities:
Taxable	2,870	1,741	4,906	3,598
Tax-exempt	201	235	395	450
Federal funds sold and securities purchased under agreements to resell	279	361	491	714
Total interest income	45,470	43,331	87,690	82,586
Interest expense:
Deposits	2,272	4,661	4,766	10,378
Federal funds purchased and securities sold under agreements to repurchase	110	142	236	302
Other borrowings	554	527	1,116	1,059
Total interest expense	2,936	5,330	6,118	11,739
Net interest income	42,534	38,001	81,572	70,847
Provision for loan losses	4,642	4,215	7,365	14,856
Net interest income after provision for loan losses	37,892	33,786	74,207	55,991
Noninterest income:
Service charges on deposit accounts	5,886	5,615	11,333	10,645
Bankcard services income	3,618	3,045	6,938	5,704
Mortgage banking income	2,962	1,125	4,792	1,988
Trust and investment services income	1,642	1,525	3,039	2,774
Securities gains	61	10	61	333
Amortization of FDIC indemnification assets, net	(4,370)	(3,133)	(7,603)	(3,534)
Gains on acquisitions	—	—	—	5,528
Other	1,945	605	2,657	1,227
Total noninterest income	11,744	8,792	21,217	24,665
Noninterest expense:
Salaries and employee benefits	18,262	18,016	36,310	34,662
Information services expense	2,902	2,503	5,370	4,845
Net occupancy expense	2,478	2,346	4,726	4,922
Furniture and equipment expense	2,371	2,181	4,610	4,139
OREO expense and loan related	2,115	2,662	4,831	5,310
Merger and conversion related expense	1,998	598	2,094	1,207
FDIC assessment and other regulatory charges	1,073	1,255	2,110	2,734
Professional fees	732	616	1,365	934
Advertising and marketing	553	289	1,310	1,198
Amortization of intangibles	540	505	1,040	951
Other	4,484	4,077	8,961	8,370
Total noninterest expense	37,508	35,048	72,727	69,272
Earnings:
Income before provision for income taxes	12,128	7,530	22,697	11,384
Provision for income taxes	4,097	2,612	7,638	3,950
Net income	$8,031	$4,918	$15,059	$7,434
Earnings per common share:
Basic	$0.55	$0.36	$1.06	$0.55
Diluted	$0.55	$0.35	$1.05	$0.55
Dividends per common share	$0.17	$0.17	$0.34	$0.34
Weighted-average common shares outstanding:
Basic	14,651	13,805	14,260	13,500
Diluted	14,733	13,886	14,334	13,582

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$8,031	$4,918	$15,059	$7,434
Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains arising during period	2,109	2,770	1,783	4,296
Tax effect	(804)	(983)	(680)	(1,521)
Reclassification adjustment for gains included in net income	(61)	(10)	(61)	(333)
Tax effect	23	3	23	115
Net of tax amount	1,267	1,780	1,065	2,557
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(306)	(306)	(267)	(256)
Tax effect	117	109	99	90
Reclassification adjustment for losses included in interest expense	73	76	144	151
Tax effect	(28)	(27)	(52)	(53)
Net of tax amount	(144)	(148)	(76)	(68)
Other comprehensive income, net of tax	1,123	1,632	989	2,489
Comprehensive income	$9,154	$6,550	$16,048	$9,923

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2012 and 2011

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income:
Net income	—	—	—	—	—	7,434	—	7,434
Other comprehensive income, net of tax	—	—	—	—	—	—	2,489	2,489
Total comprehensive income								9,923
Cash dividends declared at $.34 per share	—	—	—	—	—	(4,752)	—	(4,752)
Employee stock purchases	—	—	5,540	14	161	—	—	175
Stock options exercised	—	—	11,550	29	184	—	—	213
Restricted stock awards	—	—	52,680	132	(132)	—	—	—
Common stock repurchased	—	—	(4,939)	(13)	(146)	—	—	(159)
Share-based compensation expense	—	—	—	—	909	—	—	909
Common stock issued in private placement offering	—	—	1,129,032	2,822	32,017	—	—	34,839
Balance, June 30, 2011	—	$—	13,987,686	$34,969	$231,640	$105,799	$(1,303)	$371,105

Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income:
Net income	—	—	—	—	—	15,059	—	15,059
Other comprehensive income, net of tax	—	—	—	—	—	—	989	989
Total comprehensive income								16,048
Cash dividends declared at $.34 per share	—	—	—	—	—	(4,953)	—	(4,953)
Employee stock purchases	—	—	6,216	16	160	—	—	176
Stock options exercised	—	—	6,661	16	145	—	—	161
Restricted stock awards	—	—	41,374	103	(103)	—	—	—
Common stock repurchased	—	—	(10,423)	(26)	(302)	—	—	(328)
Share-based compensation expense	—	—	—	—	877	—	—	877
Common stock issued for Peoples Bancorporation acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Balance, June 30, 2012	—	$—	15,085,991	$37,715	$262,647	$126,304	$(1,760)	$424,906

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,059	$7,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,895	5,093
Provision for loan losses	7,365	14,856
Deferred income taxes	(21,282)	(105)
Gain on sale of securities	(61)	(333)
Gains on acquisitions	—	(5,528)
Share-based compensation expense	877	909
Loss on disposal of premises and equipment	2	48
Amortization of FDIC indemnification asset	7,603	3,534
Accretion on acquired loans	(20,979)	(17,882)
Net amortization of investment securities	1,564	689
Net change in:
Loans held for sale	3,284	24,747
Accrued interest receivable	2,776	1,377
Prepaid assets	293	2,559
FDIC loss share receivable	54,479	(3,213)
Accrued interest payable	(1,021)	(2,682)
Accrued income taxes	10,568	1,381
Miscellaneous assets and liabilities	(221)	17,688
Net cash provided by operating activities	66,201	50,572
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	25,359	52,282
Proceeds from maturities and calls of investment securities held to maturity	—	840
Proceeds from maturities and calls of investment securities available for sale	48,475	40,670
Proceeds from sales of other investment securities	4,326	3,396
Purchases of investment securities available for sale	(89,133)	(43,568)
Purchases of other investment securities	—	(630)
Net (increase) decrease in customer loans	81,413	(22,379)
Net cash received from acquisitions	10,923	91,281
Purchases of premises and equipment	(5,278)	(7,889)
Proceeds from sale of premises and equipment	15	2
Net cash provided by investing activities	76,100	114,005
Cash flows from financing activities:
Net decrease in deposits	(28,571)	(138,969)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	30,286	(5,618)
Repayment of FHLB advances and other borrowings	(577)	(38,338)
Common stock issuance	175	35,014
Common stock repurchased	(328)	(159)
Dividends paid on common stock	(4,953)	(4,752)
Stock options exercised	161	213
Net cash used in financing activities	(3,807)	(152,609)
Net increase in cash and cash equivalents	138,494	11,968
Cash and cash equivalents at beginning of period	171,425	237,099
Cash and cash equivalents at end of period	$309,919	$249,067

Supplemental Disclosures:
Cash paid for:
Interest	$6,029	$13,445
Income taxes	$18,206	$2,540

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $15,075 and $16,002, respectively; and non-covered of $18,950 and $8,696, respectively)	$34,025	$24,698

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012,  should be referenced when reading these unaudited condensed consolidated financial statements.

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

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans.

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

The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future (over the eligible loss sharing time periods) as negative accretion through non-interest income.

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

Note 4 — Mergers and Acquisitions

Peoples Bancorporation Acquisition

On April 24, 2012, the Company acquired all of the outstanding common stock of Peoples Bancorporation (“Peoples”), a bank holding company based in Easley, South Carolina, in a stock transaction.  Peoples common shareholders received 0.1413 shares of the Company’s common stock in exchange for each share of Peoples stock, resulting in the Company issuing 1,002,741 common shares at a fair value of $31.1 million.  Peoples’ preferred stock (including accrued and unpaid dividend) issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) were purchased by the Company for $13.4 million and retired as part of the merger transaction. In total, the purchase price was approximately $44.5 million including the value of the outstanding options to purchase common stock assumed in the merger.

The Peoples transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition. The fair value of assets acquired, excluding goodwill, totaled $491.9 million, including $234.2 million in loans, $175.9 million of investment securities, and $2.9 million of identifiable intangible assets. The fair value of liabilities assumed were $451.0 million, including $435.1 million of deposits.

Goodwill of $3.7 million was calculated as the excess of the consideration exchanged over the net fair value of identifiable assets acquired.

Note 4 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of April 24, 2012, as recorded by Peoples on the acquisition date and as adjusted for purchase accounting adjustments.

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands)	Peoples	Adjustments		by SCBT
Assets
Cash and cash equivalents	$24,459	$—		$24,459
Investment securities	176,334	(442	)(a)	175,892
Loans	262,858	(28,613	)(b)	234,245
Premises and equipment	10,094	3,240	(c)	13,334
Intangible assets	—	2,930	(d)	2,930
Other real estate owned and repossessed assets	13,257	(5,341	)(e)	7,916
Deferred tax asset	4,702	11,669	(f)	16,371
Other assets	17,588	(883	)(g)	16,705
Total assets	$509,292	$(17,440)		$491,852

Liabilities
Deposits:
Noninterest-bearing	$54,884	$—		$54,884
Interest-bearing	378,781	1,405	(h)	380,186
Total deposits	433,665	1,405		435,070
Other borrowings	9,542	—		9,542
Other liabilities	4,291	2,054	(i)	6,345
Total liabilities	447,498	3,459		450,957
Net identifiable assets acquired over (under) liabilities assumed	61,794	(20,899)		40,895
Goodwill	—	3,654		3,654
Net assets acquired over (under) liabililities assumed	$61,794	$(17,245)		$44,549

Consideration:
SCBT Financial Corporation common shares issued	1,002,741
Purchase price per share of the Company’s common stock	$31.06
Company common stock issued and cash exchanged for fractional shares	31,160
Stock options converted	96
Cash paid for TARP preferred stock	13,293
Fair value of total consideration transferred	$44,549

Explanation of fair value adjustments

(a)—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Peoples Bancorporation, Inc.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for non-compete agreements.

(e)—Adjustment reflects the fair value adjustments to OREO based on the Company’s evaluation of the acquired OREO portfolio.

(f) —Adjustment to record deferred tax asset related to purchase accounting adjustments at 35.8% income tax rate.

(g)—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

The following table provides a reconciliation of goodwill for the six months ended June 30, 2012:

(Dollars in thousands)

Balance, December 31, 2011	$62,888
Additions:
Goodwill from Peoples acquisition	3,654
Balance, June 30, 2012	$66,542

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2012:
State and municipal obligations	$16,567	$1,176	$—	$17,743

December 31, 2011:
State and municipal obligations	$16,569	$1,295	$—	$17,864

June 30, 2011:
State and municipal obligations	$19,100	$734	$—	$19,834

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2012:
Government-sponsored entities debt *	$64,195	$1,078	$(8)	$65,265
State and municipal obligations	135,068	3,764	(369)	138,463
Mortgage-backed securities **	267,593	6,578	(49)	274,122
FHLMC preferred stock***	147	112	—	259
Corporate stocks	240	123	—	363
	$467,243	$11,655	$(426)	$478,472
December 31, 2011:
Government-sponsored entities debt *	$48,464	$1,142	$(3)	$49,603
State and municipal obligations	40,780	3,208	(31)	43,957
Mortgage-backed securities **	190,204	5,111	(6)	195,309
Corporate stocks	241	85	—	326
	$279,689	$9,546	$(40)	$289,195
June 30, 2011:
Government-sponsored entities debt *	$57,729	$1,085	$—	$58,814
State and municipal obligations	38,893	1,621	(137)	40,377
Mortgage-backed securities **	106,968	3,427	(19)	110,376
Corporate stocks	255	139	(5)	389
	$203,845	$6,272	$(161)	$209,956

* - Government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

*** Securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”)

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2012:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	7,739	—	—	7,739
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$16,099	$—	$—	$16,099
December 31, 2011:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	9,932	—	—	9,932
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$18,292	$—	$—	$18,292
June 30, 2011:
Federal Reserve Bank stock	$6,617	$—	$—	$6,617
Federal Home Loan Bank stock	12,478	—	—	12,478
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,427	$—	$—	$20,427

The Company has determined that the investment in Federal Reserve Bank stock and FHLB stock is not other than temporarily impaired as of June 30, 2012 and ultimate recoverability of the par value of these investments is probable.

Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT.  In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012, with no gain or loss.

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$840	$850	$1,098	$1,099
Due after one year through five years	702	712	11,967	12,127
Due after five years through ten years	8,774	9,340	62,009	64,016
Due after ten years	6,251	6,841	392,169	401,230
	$16,567	$17,743	$467,243	$478,472

Note 5 — Investment Securities (Continued)

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2012, December 31, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$8	$4,986	$—	$—
State and municipal obligations	369	45,232	—	—
Mortgage-backed securities	49	13,561	—	—
	$426	$63,779	$—	$—

December 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$3	$5,505	$—	$—
State and municipal obligations	1	420	31	724
Mortgage-backed securities	5	6,601	—	—
	$9	$12,526	$31	$724

June 30, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
State and municipal obligations	$55	$3,927	$82	$913
Mortgage-backed securities	19	7,910	—	—
Corporate stocks	5	20	—	—
	$79	$11,857	$82	$913

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011

Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$279,519	310,845	$338,288
Commercial non-owner occupied	284,147	299,698	306,698
Total commercial non-owner occupied real estate	563,666	610,543	644,986
Consumer real estate:
Consumer owner occupied	420,298	391,529	367,910
Home equity loans	257,061	264,986	263,667
Total consumer real estate	677,359	656,515	631,577
Commercial owner occupied real estate	763,338	742,890	669,223
Commercial and industrial	228,010	220,454	215,901
Other income producing property	132,193	140,693	133,152
Consumer	87,290	85,342	80,072
Other loans	29,395	14,128	30,702
Total non-acquired loans	2,481,251	2,470,565	2,405,613
Less allowance for loan losses	(47,269)	(49,367)	(48,180)
Non-acquired loans, net	$2,433,982	$2,421,198	$2,357,433

Note 6 — Loans and Allowance for Loan Losses (Continued)

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

June 30, 2012:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$20,442	$34,384	$54,826
Commercial real estate	30,776	54,756	85,532
Commercial real estate—construction and development	21,795	18,336	40,131
Residential real estate	42,493	67,356	109,849
Residential real estate—junior lien	1,288	1,430	2,718
Home equity	513	854	1,367
Consumer	1,802	3,929	5,731
Commercial and industrial	9,916	17,928	27,844
Single pay	4,704	172	4,876
Total covered loans	$133,729	$199,145	$332,874
Non-covered loans:
Commercial real estate	11,937	69,065	81,002
Commercial real estate—construction and development	9,068	16,516	25,584
Residential real estate	5,874	94,775	100,649
Home equity	21	3	24
Consumer	1,783	4,653	6,436
Commercial and industrial	1,357	12,132	13,489
Total non-covered loans	30,040	197,144	227,184
Total acquired loans	163,769	396,289	560,058
Less allowance for loan losses	(26,722)	(9,091)	(35,813)
Acquired loans, net	$137,047	$387,198	$524,245

December 31, 2011:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$24,073	$36,756	$60,829
Commercial real estate	39,685	67,780	107,465
Commercial real estate—construction and development	29,528	21,425	50,953
Residential real estate	50,834	72,614	123,448
Residential real estate—junior lien	1,383	3,395	4,778
Home equity	510	854	1,364
Consumer	2,669	2,427	5,096
Commercial and industrial	14,800	21,702	36,502
Single pay	3,852	208	4,060
Total covered loans	$167,334	$227,161	$394,495
Non-covered loans:
Commercial real estate	305	557	862
Commercial real estate—construction and development	5	47	52
Residential real estate	224	750	974
Residential real estate—junior lien	—	186	186
Home equity	20	3	23
Consumer	2,723	77	2,800
Commercial and industrial	219	2,590	2,809
Total non-covered loans	3,496	4,210	7,706
Total acquired loans	170,830	231,371	402,201
Less allowance for loan losses	(23,875)	(7,745)	(31,620)
Acquired loans, net	$146,955	$223,626	$370,581

Note 6 — Loans and Allowance for Loan Losses (Continued)

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

June 30, 2011:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$31,634	$40,994	$72,628
Commercial real estate	36,699	47,750	84,449
Commercial real estate—construction and development	32,437	18,675	51,112
Residential real estate	52,877	61,424	114,301
Residential real estate—junior lien	1,728	1,314	3,042
Home equity	442	928	1,370
Consumer	3,937	3,429	7,366
Commercial and industrial	12,396	17,068	29,464
Single pay	5,597	329	5,926
Total covered loans	177,747	191,911	369,658
Non-covered loans:
Commercial real estate	335	142	477
Commercial real estate—construction and development	28	10	38
Residential real estate	242	495	737
Home equity	37	2	39
Consumer	4,343	11	4,354
Commercial and industrial	297	3,741	4,038
Total non-covered loans	5,282	4,401	9,683
Total acquired loans	183,029	196,312	379,341
Less allowance for loan losses	(25,545)	—	(25,545)
Acquired loans, net	$157,484	$196,312	$353,796

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired and non-impaired at the acquisition date for Peoples (April 24, 2012) are as follows:

	April 24, 2012
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Contractual principal and interest	$56,940	$250,023	$306,963
Non-accretable difference	(21,237)	(16,560)	(37,797)
Cash flows expected to be collected	35,703	233,463	269,166
Accretable yield	(4,968)	(29,953)	(34,921)
Carrying value	$30,735	$203,510	$234,245

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired loans (impaired and non-impaired) as of June 30, 2012, December 31, 2011, and June 30, 2011 are as follows:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

June 30, 2012:
Contractual principal and interest	$306,174	$540,095	$846,269
Non-accretable difference	(101,973)	(68,912)	(170,885)
Cash flows expected to be collected	204,201	471,183	675,384
Accretable yield	(40,432)	(74,894)	(115,326)
Carrying value	$163,769	$396,289	$560,058
Allowance for acquired loan losses	$(26,722)	$(9,091)	$(35,813)

December 31, 2011:
Contractual principal and interest	$382,760	$361,726	$744,486
Non-accretable difference	(176,601)	(71,084)	(247,685)
Cash flows expected to be collected	206,159	290,642	496,801
Accretable yield	(35,329)	(59,271)	(94,600)
Carrying value	$170,830	$231,371	$402,201
Allowance for acquired loan losses	$(23,875)	$(7,745)	$(31,620)

June 30, 2011:
Contractual principal and interest	$378,806	$317,924	$696,730
Non-accretable difference	(161,333)	(63,997)	(225,330)
Cash flows expected to be collected	217,473	253,927	471,400
Accretable yield	(34,444)	(57,615)	(92,059)
Carrying value	$183,029	$196,312	$379,341
Allowance for acquired loan losses	$(25,545)	$—	$(25,545)

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The unpaid principal balance for acquired loans was $744.4 million at June 30, 2012, $597.7 million at December 31, 2011 and $571.8 million at June 30, 2011.

The following are changes in the carrying value of acquired loans during the six months ended June 30, 2012 and 2011:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Balance, December 31, 2011	$146,955	$223,626	$370,581
Fair value of acquired loans	30,735	203,510	234,245
Net reductions for payments, foreclosures, and accretion	(37,796)	(38,592)	(76,388)
Change in the allowance for loan losses on acquired loans	(2,847)	(1,346)	(4,193)
Balance, June 30, 2012, net of allowance for loan losses on acquired loans	$137,047	$387,198	$524,245

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	54,643	72,810	127,453
Net reductions for payments, foreclosures, and accretion	(14,673)	(54,477)	(69,150)
Change in the allowance for loan losses on acquired loans	(25,545)	—	(25,545)
Balance, June 30, 2011, net of allowance for loan losses on acquired loans	$157,484	$196,312	$353,796

The following are changes in the carrying amount of accretable difference for acquired impaired and non-impaired loans for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2012	2011

Beginning at beginning of period	$94,600	$44,684
Addition from the Habersham acquisition	—	28,115
Addition from the Peoples acquisition	34,921	—
Interest income	(20,739)	(18,702)
Reclass of nonaccretable difference due to improvement in expected cash flows	16,680	42,266
Other changes, net	(10,136)	(4,304)
Balance at end of period	$115,326	$92,059

On December 13, 2006, the Office of the Comptroller of the Currency ( the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses on loans. These agencies may require management to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowance for losses on loans for future periods may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The allowance for loan losses on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these factors are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Bank generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $500,000, and the probability of default that is determined based upon historical data at the loan level. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 2—Summary of Significant Accounting Policies.)

An aggregated analysis of the changes in allowance for loan losses for the three and six months ended June 30, 2012 and 2011 is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended June 30, 2012:
Balance at beginning of period	$47,607	$34,355	$81,962
Loans charged-off	(5,555)	—	(5,555)
Recoveries of loans previously charged off	825	—	825
Net charge-offs	(4,730)	—	(4,730)
Provision for loan losses	4,392	1,458	5,850
Benefit attributable to FDIC loss share agreements	—	(1,208)	(1,208)
Total provision for loan losses charged to operations	4,392	250	4,642
Provision for loan losses recorded through the FDIC loss share receivable	—	1,208	1,208
Balance at end of period	$47,269	$35,813	$83,082

Three months ended June 30, 2011:
Balance at beginning of period	$48,164	$25,833	$73,997
Loans charged-off	(4,770)	—	(4,770)
Recoveries of loans previously charged off	557	—	557
Net charge-offs	(4,213)	—	(4,213)
Provision for loan losses	4,229	(288)	3,941
Benefit attributable to FDIC loss share agreements	—	274	274
Total provision for loan losses charged to operations	4,229	(14)	4,215
Provision for loan losses recorded through the FDIC loss share receivable	—	(274)	(274)
Balance at end of period	$48,180	$25,545	$73,725

Note 6 — Loans and Allowance for Loan Losses (Continued)

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Six months ended June 30, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(11,253)	—	(11,253)
Recoveries of loans previously charged off	2,465	—	2,465
Net charge-offs	(8,788)	—	(8,788)
Provision for loan losses	6,690	4,193	10,883
Benefit attributable to FDIC loss share agreements	—	(3,518)	(3,518)
Total provision for loan losses charged to operations	6,690	675	7,365
Provision for loan losses recorded through the FDIC loss share receivable	—	3,518	3,518
Balance at end of period	$47,269	$35,813	$83,082

Six months ended June 30, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(14,092)	—	(14,092)
Recoveries of loans previously charged off	1,182	—	1,182
Net charge-offs	(12,910)	—	(12,910)
Provision for loan losses	13,578	25,545	39,123
Benefit attributable to FDIC loss share agreements	—	(24,267)	(24,267)
Total provision for loan losses charged to operations	13,578	1,278	14,856
Provision for loan losses recorded through the FDIC loss share receivable	—	24,267	24,267
Balance at end of period	$48,180	$25,545	$73,725

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the three months ended June 30, 2012 and 2011.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2012
Allowance for loan losses:
Balance, March 31, 2012	$12,598	$5,662	$9,271	$7,567	$4,033	$3,750	$3,517	$1,075	$134	$47,607
Charge-offs	(2,622)	(371)	(180)	(859)	(548)	(105)	(285)	(522)	(63)	(5,555)
Recoveries	246	80	1	8	225	72	22	171	—	825
Provision	2,045	61	384	901	282	48	156	340	175	4,392
Balance, June 30, 2012	$12,267	$5,432	$9,476	$7,617	$3,992	$3,765	$3,410	$1,064	$246	$47,269

Loans individually evaluated for impairment	$1,861	$177	$553	$229	$—	$—	$142	$—	$—	$2,962
Loans collectively evaluated for impairment	$10,406	$5,255	$8,923	$7,388	$3,992	$3,765	$3,268	$1,064	$246	$44,307

Loans:
Loans individually evaluated for impairment	$17,320	$5,901	$15,885	$2,667	$—	$479	$2,863	$—	$—	$45,115
Loans collectively evaluated for impairment	262,199	278,246	747,453	417,631	257,061	227,531	129,330	87,290	29,395	2,436,136

Total non-acquired loans	$279,519	$284,147	$763,338	$420,298	$257,061	$228,010	$132,193	$87,290	$29,395	$2,481,251

Note 6 — Loans and Allowance for Loan Losses (Continued)

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2011
Allowance for loan losses:
Balance, March 31, 2011	$14,130	$6,317	$7,976	$6,188	$4,477	$4,395	$3,187	$1,268	$226	$48,164
Charge-offs	(2,239)	(520)	(303)	(639)	(243)	(219)	(344)	(11)	(252)	(4,770)
Recoveries	141	18	7	178	33	30	—	47	103	557
Provision	1,516	456	677	674	136	93	246	224	207	4,229
Balance, June 30, 2011	$13,548	$6,271	$8,357	$6,401	$4,403	$4,299	$3,089	$1,528	$284	$48,180

Loans individually evaluated for impairment	$1,843	$634	$1,105	$—	$—	$—	$156	$293	$—	$4,031
Loans collectively evaluated for impairment	$11,705	$5,637	$7,252	$6,401	$4,403	$4,299	$2,933	$1,235	$284	$44,149

Loans:
Loans individually evaluated for impairment	$21,965	$12,963	$11,103	$2,450	$—	$1,114	$2,039	$—	$—	$51,634
Loans collectively evaluated for impairment	316,323	293,735	658,120	365,460	263,667	214,787	131,113	80,072	30,702	2,353,979

Total non-acquired loans	$338,288	$306,698	$669,223	$367,910	$263,667	$215,901	$133,152	$80,072	$30,702	$2,405,613

The following tables present a disaggregated analysis of activity in the allowance for loan losses for non-acquired loans for the six months ended June 30, 2012 and 2011.

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

June 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(3,632)	(1,373)	(1,675)	(1,305)	(1,048)	(435)	(740)	(931)	(114)	(11,253)
Recoveries	1,026	96	2	20	406	182	295	427	11	2,465
Provision	2,500	600	793	1,449	365	117	219	423	224	6,690
Balance, June 30, 2012	$12,267	$5,432	$9,476	$7,617	$3,992	$3,765	$3,410	$1,064	$246	$47,269

June 30, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(6,777)	(1,756)	(1,032)	(1,953)	(754)	(448)	(843)	(116)	(413)	(14,092)
Recoveries	231	38	8	212	91	109	134	87	272	1,182
Provision	5,852	1,561	1,567	2,082	642	325	964	366	219	13,578
Balance, June 30, 2011	$13,548	$6,271	$8,357	$6,401	$4,403	$4,299	$3,089	$1,528	$284	$48,180

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for the three months ended June 30, 2012 and 2011.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

Allowance for loan losses:
June 30, 2012
Balance, March 31, 2012	$16,850	$1,392	$2,057	$3,868	$446	$21	$10	$4,583	$5,128	$34,355
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	21	420	1,181	43	16	21	63	166	(473)	1,458
Benefit attributable to FDIC loss share agreements	(20)	(399)	(948)	(39)	(15)	(20)	(58)	(158)	449	(1,208)
Total provision for loan losses charged to operations	1	21	233	4	1	1	5	8	(24)	250
Provision for loan losses recorded through the FDIC loss share receivable	20	399	948	39	15	20	58	158	(449)	1,208
Balance, June 30, 2012	$16,871	$1,812	$3,238	$3,911	$462	$42	$73	$4,749	$4,655	$35,813
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$16,871	$1,812	$3,238	$3,911	$462	$42	$73	$4,749	$4,655	$35,813

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$54,826	$166,534	$65,715	$210,498	$2,718	$1,391	$12,167	$41,333	$4,876	$560,058
Total acquired loans	$54,826	$166,534	$65,715	$210,498	$2,718	$1,391	$12,167	$41,333	$4,876	$560,058

*The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

June 30, 2011
Allowance for loan losses:
Balance, March 31, 2011	$19,084	$—	$—	$—	$462	$—	$—	$1,234	$5,053	$25,833
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable attibutable to FDIC loss share agreements	(2,277)	1,318	—	1,464	—	—	—	695	(1,488)	(288)
Benefit attributable to FDIC loss share agreements	2,163	(1,252)	—	(1,391)	—	—	—	(660)	1,414	274
Total provision for loan losses charged to operations	(114)	66	—	73	—	—	—	35	(74)	(14)
Provision for loan losses recorded through the FDIC loss share receivable	(2,163)	1,252	—	1,391	—	—	—	660	(1,414)	(274)
Balance, June 30, 2011	$16,807	$1,318	$—	$1,464	$462	$—	$—	$1,929	$3,565	$25,545
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$16,807	$1,318	$—	$1,464	$462	$—	$—	$1,929	$3,565	$25,545

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	72,628	84,926	51,150	115,038	3,042	1,409	11,720	33,502	5,926	379,341

Total acquired loans	$72,628	$84,926	$51,150	$115,038	$3,042	$1,409	$11,720	$33,502	$5,926	$379,341

*The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses for acquired loans for the six months ended June 30, 2012 and 2011.

	Commercial		Commerical
	Loans Greater		Real Estate-		Residential
	Than or Equal	Commercial	Construction and	Residential	Real Estate-			Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Junior Lien	Home Equity	Consumer	and Industrial	Single Pay	Total

June 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$16,706	$1,318	$—	$5,026	$445	$—	$—	$4,564	$3,561	$31,620
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	166	493	3,238	(1,115)	17	42	73	185	1,094	4,193
Benefit attributable to FDIC loss share agreements	(158)	(468)	(2,612)	1,060	(16)	(40)	(69)	(176)	(1,039)	(3,518)
Total provision for loan losses charged to operations	8	25	626	(55)	1	2	4	9	55	675
Provision for loan losses recorded through the FDIC loss share receivable	158	468	2,612	(1,060)	16	40	69	176	1,039	3,518
Balance, June 30, 2012	$16,872	$1,811	$3,238	$3,911	$462	$42	$73	$4,749	$4,655	$35,813

June 30, 2011
Allowance for loan losses:
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable attibutable to FDIC loss share agreements	16,807	1,318	—	1,464	462	—	—	1,929	3,565	25,545
Benefit attributable to FDIC loss share agreements	(15,966)	(1,252)	—	(1,391)	(439)	—	—	(1,833)	(3,387)	(24,267)
Total provision for loan losses charged to operations	841	66	—	73	23	—	—	96	178	1,278
Provision for loan losses recorded through the FDIC loss share receivable	15,966	1,252	—	1,391	439	—	—	1,833	3,387	24,267
Balance, June 30, 2011	$16,807	$1,318	$—	$1,464	$462	$—	$—	$1,929	$3,565	$25,545

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

•                  Doubtful—A doubtful loan has all of the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$220,073	$232,131	$246,610	$225,222	$231,954	$239,863	$690,749	$656,914	$586,151
Special mention	30,495	33,254	37,815	37,625	43,733	43,651	31,645	38,511	42,689
Substandard	28,951	45,460	53,863	21,300	24,011	23,184	40,944	47,465	40,383
Doubtful	—	—	—	—	—	—	—	—	—
	$279,519	$310,845	$338,288	$284,147	$299,698	$306,698	$763,338	$742,890	$669,223

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$212,302	$207,063	$202,111	$113,443	$117,237	$108,780	$1,461,789	$1,445,299	$1,383,515
Special mention	9,458	6,949	5,642	9,583	11,885	11,661	118,806	134,332	141,458
Substandard	6,250	6,442	8,148	9,167	11,571	12,711	106,612	134,949	138,289
Doubtful	—	—	—	—	—	—	—	—	—
	$228,010	$220,454	$215,901	$132,193	$140,693	$133,152	$1,687,207	$1,714,580	$1,663,262

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$374,359	$342,307	$328,952	$242,639	$247,929	$247,862	$86,023	$84,189	$78,793
Special mention	23,540	25,298	20,040	8,823	10,018	9,657	781	682	778
Substandard	22,399	23,924	18,918	5,564	7,039	6,148	486	471	501
Doubtful	—	—	—	35	—	—	—	—	—
	$420,298	$391,529	$367,910	$257,061	$264,986	$263,667	$87,290	$85,342	$80,072

	Other			Consumer Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2012	2011	2011	2012	2011	2011

Pass	$29,395	$14,128	$30,702	$732,416	$688,553	$686,309
Special mention	—	—	—	33,144	35,998	30,475
Substandard	—	—	—	28,449	31,434	25,567
Doubtful	—	—	—	35	—	—
	$29,395	$14,128	$30,702	$794,044	$755,985	$742,351

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011

Pass	$2,194,205	$2,133,852	$2,069,824
Special mention	151,950	170,330	171,933
Substandard	135,061	166,383	163,856
Doubtful	35	—	—
	$2,481,251	$2,470,565	$2,405,613

At June 30, 2012, the aggregate amount of non-acquired substandard and doubtful loans totaled $135.1 million. When these loans are combined with non-acquired OREO of $25.5 million, our non-acquired classified assets (as defined by the OCC, our primary federal regulator as of June 30, 2012, and by the FDIC and the state of South Carolina beginning July 1, 2012) were $160.6 million. At December 31, 2011, the amounts were $166.4 million, $18.0 million, and $184.4 million, respectively. At June 30, 2011, the amounts were $163.9 million, $24.9 million, and $188.8 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of covered acquired loans, net of the related discount:

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$17,395	$17,257	$19,461	$27,336	$33,770	$29,650	$7,861	$11,791	$12,962
Special mention	3,405	5,164	9,615	13,914	22,089	14,142	5,621	5,947	5,685
Substandard	34,026	38,408	43,342	44,049	51,108	40,657	25,075	30,566	32,384
Doubtful	—	—	210	233	498	—	1,574	2,649	81
	$54,826	$60,829	$72,628	$85,532	$107,465	$84,449	$40,131	$50,953	$51,112

				Residential Real Estate—
	Residential Real Estate			Junior Lien			Home Equity
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$41,592	$48,554	$56,831	$894	$1,794	$1,632	$714	$875	$941
Special mention	24,979	19,042	15,686	355	585	302	269	200	224
Substandard	41,488	53,001	41,498	1,469	1,912	1,017	384	289	205
Doubtful	1,790	2,851	286	—	487	91	—	—	—
	$109,849	$123,448	$114,301	$2,718	$4,778	$3,042	$1,367	$1,364	$1,370

	Consumer			Commercial & Industrial			Single Pay
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$2,575	$3,123	$4,590	$9,141	$9,007	$12,719	$1,714	$465	$314
Special mention	849	445	703	4,145	6,963	3,706	54	62	79
Substandard	2,224	1,526	2,057	14,488	19,476	12,927	3,108	3,533	5,353
Doubtful	83	2	16	70	1,056	112	—	—	180
	$5,731	$5,096	$7,366	$27,844	$36,502	$29,464	$4,876	$4,060	$5,926

The following table presents the credit risk profile by risk grade of non-covered acquired loans, net of the related discount:

				Commercial Real Estate—
	Commercial Real Estate			Construction and Development			Residential Real Estate
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$71,923	$799	$463	$18,131	$47	$11	$96,325	$755	$559
Special mention	4,622	38	—	970	—	—	1,932	—	—
Substandard	4,456	25	14	6,481	5	27	2,391	219	178
Doubtful	1	—	—	2	—	—	1	—	—
	$81,002	$862	$477	$25,584	$52	$38	$100,649	$974	$737

	Residential Real Estate—
	Junior Lien			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$—	$17	$—	$24	$23	$39	$5,805	$2,378	$4,020
Special mention	—	22	—	—	—	—	358	146	121
Substandard	—	147	—	—	—	—	273	276	213
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$186	$—	$24	$23	$39	$6,436	$2,800	$4,354

	Commercial & Industrial
	June 30,	December 31,	June 30,
	2012	2011	2011

Pass	$11,695	$2,201	$3,626
Special mention	652	332	261
Substandard	1,141	276	151
Doubtful	1	—	—
	$13,489	$2,809	$4,038

Note 6 — Loans and Allowance for Loan Losses (Continued)

The risk grading of acquired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on acquired loans, the Company’s risk of loss is mitigated by the FDIC loss share arrangement.

An aging analysis of past due loans, segregated by class for non-acquired loans, as of June 30, 2012, December 31, 2011, and June 30, 2011 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

June 30, 2012
Commercial real estate:
Construction and land development	$1,428	$852	$14,349	$16,629	$262,890	$279,519
Commercial non-owner occupied	870	827	4,435	6,132	278,015	284,147
Commercial owner occupied	3,385	407	7,677	11,469	751,869	763,338
Consumer real estate:
Consumer owner occupied	1,281	872	5,571	7,724	412,574	420,298
Home equity loans	472	273	381	1,126	255,935	257,061
Commercial and industrial	355	331	743	1,429	226,581	228,010
Other income producing property	677	981	2,997	4,655	127,538	132,193
Consumer	376	158	31	565	86,725	87,290
Other loans	64	24	31	119	29,276	29,395
	$8,908	$4,725	$36,215	$49,848	$2,431,403	$2,481,251

December 31, 2011
Commercial real estate:
Construction and land development	$1,056	$2,793	$13,176	$17,025	$293,820	$310,845
Commercial non-owner occupied	998	539	10,088	11,625	288,073	299,698
Commercial owner occupied	2,731	902	12,936	16,569	726,321	742,890
Consumer real estate:
Consumer owner occupied	3,288	762	5,819	9,869	381,660	391,529
Home equity loans	889	360	647	1,896	263,090	264,986
Commercial and industrial	389	142	1,218	1,749	218,705	220,454
Other income producing property	192	29	4,185	4,406	136,287	140,693
Consumer	302	130	33	465	84,877	85,342
Other loans	97	74	46	217	13,911	14,128
	$9,942	$5,731	$48,148	$63,821	$2,406,744	$2,470,565

June 30, 2011
Commercial real estate:
Construction and land development	$4,543	$5,033	$11,368	$20,944	$317,344	$338,288
Commercial non-owner occupied	1,393	879	8,730	11,002	295,696	306,698
Commercial owner occupied	3,228	2,371	6,168	11,767	657,456	669,223
Consumer real estate:
Consumer owner occupied	1,225	217	4,771	6,213	361,697	367,910
Home equity loans	1,326	176	715	2,217	261,450	263,667
Commercial and industrial	710	147	1,052	1,909	213,992	215,901
Other income producing property	587	1,237	3,326	5,150	128,002	133,152
Consumer	392	58	35	485	79,587	80,072
Other loans	82	62	87	231	30,471	30,702
	$13,486	$10,180	$36,252	$59,918	$2,345,695	$2,405,613

Note 6 — Loans and Allowance for Loan Losses (Continued)

An aging analysis of past due loans, segregated by class for acquired loans as of June 30, 2012, December 31, 2011, and June 30, 2011 was as follows:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2012
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$23,580	$23,580	$31,246	$54,826
Commercial real estate	2,070	592	16,470	19,132	66,400	85,532
Commercial real estate—construction and development	1,450	1,080	14,638	17,168	22,963	40,131
Residential real estate	4,049	1,096	11,277	16,422	93,427	109,849
Residential real estate—junior lien	598	—	108	706	2,012	2,718
Home equity	7	51	7	65	1,302	1,367
Consumer	206	192	913	1,311	4,420	5,731
Commercial and industrial	561	169	4,600	5,330	22,514	27,844
Single pay	20	58	590	668	4,208	4,876
	8,961	3,238	72,183	84,382	248,492	332,874
Non-covered loans:
Commercial real estate	1,092	130	1,101	2,323	78,679	81,002
Commercial real estate—construction and development	365	4	2,762	3,131	22,453	25,584
Residential real estate	914	170	276	1,360	99,289	100,649
Home equity	—	—	—	—	24	24
Consumer	187	41	48	276	6,160	6,436
Commercial and industrial	21	62	67	150	13,339	13,489
	2,579	407	4,254	7,240	219,944	227,184
	$11,540	$3,645	$76,437	$91,622	$468,436	$560,058
December 31, 2011
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$—	$990	$27,582	$28,572	$32,257	$60,829
Commercial real estate	3,720	2,422	21,361	27,503	79,962	107,465
Commercial real estate—construction and development	2,907	1,121	20,704	24,732	26,221	50,953
Residential real estate	3,014	2,221	14,071	19,306	104,142	123,448
Residential real estate—junior lien	184	—	884	1,068	3,710	4,778
Home equity	20	4	16	40	1,324	1,364
Consumer	179	125	423	727	4,369	5,096
Commercial and industrial	1,360	473	9,422	11,255	25,247	36,502
Single pay	79	5	2,866	2,950	1,110	4,060
	11,463	7,361	97,329	116,153	278,342	394,495
Non-covered loans:
Commercial real estate	—	—	—	—	862	862
Commercial real estate—construction and development	—	—	—	—	52	52
Residential real estate	51	—	—	51	923	974
Residential real estate—junior lien	8	—	—	8	178	186
Home equity	—	—	—	—	23	23
Consumer	70	39	129	238	2,562	2,800
Commercial and industrial	50	39	115	204	2,605	2,809
	179	78	244	501	7,205	7,706
	$11,642	$7,439	$97,573	$116,654	$285,547	$402,201
June 30, 2011
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$714	$—	$30,647	$31,361	$41,267	$72,628
Commercial real estate	2,398	5,863	13,951	22,212	62,237	84,449
Commercial real estate—construction and development	396	490	24,885	25,771	25,341	51,112
Residential real estate	3,377	1,452	16,000	20,829	93,472	114,301
Residential real estate—junior lien	254	4	454	712	2,330	3,042
Home equity	27	4	7	38	1,332	1,370
Consumer	353	143	536	1,032	6,334	7,366
Commercial and industrial	824	793	7,612	9,229	20,235	29,464
Single pay	4	5	5,066	5,075	851	5,926
	8,347	8,754	99,158	116,259	253,399	369,658
Non-covered loans:
Commercial real estate	—	—	—	—	477	477
Commercial real estate—construction and development	—	—	18	18	20	38
Residential real estate	—	1	—	1	736	737
Home equity	—	—	—	—	39	39
Consumer	113	35	119	267	4,087	4,354
Commercial and industrial	7	8	73	88	3,950	4,038
	120	44	210	374	9,309	9,683
	$8,467	$8,798	$99,368	$116,633	$262,708	$379,341

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance

June 30, 2012
Commercial real estate:
Construction and land development	$24,501	$11,262	$6,058	$17,320	$1,861
Commercial non-owner occupied	8,693	5,270	632	5,902	177
Commercial owner occupied	19,975	9,783	6,102	15,885	553

Consumer real estate:
Consumer owner occupied	2,761	1,460	1,206	2,666	229
Home equity loans	—	—	—	—	—

Commercial and industrial	547	479	—	479	—
Other income producing property	3,351	1,737	1,126	2,863	142
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$59,828	$29,991	$15,124	$45,115	$2,962

December 31, 2011
Commercial real estate:
Construction and land development	$34,076	$19,521	$5,228	$24,749	$1,646
Commercial non-owner occupied	14,269	9,704	2,336	12,040	706
Commercial owner occupied	21,072	10,692	7,025	17,717	1,510

Consumer real estate:
Consumer owner occupied	2,815	607	1,987	2,594	262
Home equity loans	—	—	—	—	—

Commercial and industrial	1,788	1,576	—	1,576	—
Other income producing property	4,393	2,132	1,243	3,375	289
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$78,413	$44,232	$17,819	$62,051	$4,413

June 30, 2011
Commercial real estate:
Construction and land development	$32,078	$14,773	$7,192	$21,965	$1,843
Commercial non-owner occupied	16,923	6,537	6,426	12,963	634
Commercial owner occupied	12,780	4,838	6,265	11,103	1,105

Consumer real estate:
Consumer owner occupied	2,799	414	2,036	2,450	293
Home equity loans	—	—	—	—	—

Commercial and industrial	1,199	1,114	—	1,114	—
Other income producing property	2,244	1,622	417	2,039	156
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$68,023	$29,298	$22,336	$51,634	$4,031

Acquired loans are accounted for in pools as shown on page 14 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on non-acquired impaired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$21,107	$34	$23,441	$32
Commercial non-owner occupied	16,357	15	12,318	24
Commercial owner occupied	7,592	64	10,734	81

Consumer real estate:
Consumer owner occupied	2,981	21	2,283	10
Home equity loans	—	—	—	—

Commercial and industrial	1,079	—	482	—
Other income producing property	4,011	4	1,462	10
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$53,127	$138	$50,720	$157

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$21,657	$51	$23,252	$67
Commercial non-owner occupied	17,316	15	10,962	24
Commercial owner occupied	8,887	108	10,889	91

Consumer real estate:
Consumer owner occupied	2,488	42	2,062	23
Home equity loans	—	—	—	—

Commercial and industrial	1,351	—	491	—
Other income producing property	3,774	17	2,055	15
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$55,473	$233	$49,711	$220

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011

Commercial non-owner occupied real estate:
Construction and land development	$15,264	$21,347	$22,977
Commercial non-owner occupied	5,215	10,931	12,218
Total commercial non-owner occupied real estate	20,479	32,278	35,195
Consumer real estate:
Consumer owner occupied	7,690	8,017	6,309
Home equity loans	1,023	1,005	1,742
Total consumer real estate	8,713	9,022	8,051
Commercial owner occupied real estate	12,946	15,405	8,426
Commercial and industrial	1,037	1,913	1,482
Other income producing property	4,542	5,329	4,522
Consumer	223	223	130
Other loans	—	—	—
Restructured loans	9,530	11,807	10,880
Total loans on nonaccrual status	$57,470	$75,977	$68,686

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (ASC Topic 310.40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	1	$165	$162	6	$1,585	$1,569
Commercial owner occupied	1	443	442	1	1,002	991
Consumer owner occupied	—	—	—	—	—	—
Other income producting property	—	—	—	—	—	—
Total interest rate modifications	2	$608	$604	7	$2,587	$2,560

Term modification
Construction and land development	1	230	226	—	—	—
Commercial owner occupied	—	—	—	—	—	—
Consumer owner occupied	—	—	—	1	605	605
Total term modifications	1	$230	$226	1	$605	$605

	3	$838	$830	8	$3,192	$3,165

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	1	$165	$162	11	$2,746	$2,714
Commercial owner occupied	2	1,144	1,143	2	1,343	1,320
Consumer owner occupied	—	—	—	2	760	751
Other income producting property	—	—	—	—	—	—
Total interest rate modifications	3	$1,309	$1,305	15	$4,849	$4,785

Term modification
Construction and land development	1	230	226	—	—	—
Commercial owner occupied	—	—	—	2	928	911
Consumer owner occupied	—	—	—	1	605	605
Total term modifications	1	$230	$226	3	$1,533	$1,516

	4	$1,539	$1,531	18	$6,382	$6,301

At June 30, 2012, December 31, 2011, and June 30, 2011, the balance of accruing TDRs was $6.6 million, $5.8 million, and $3.3 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of June 30, 2012 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	11	$2,840	—	$—	1	$14
Term modification	4	3,401	—	—	—	—
	15	$6,241	—	$—	1	$14

The amount of specific reserve associated with non-acquired restructured loans was $1.5 million at June 30, 2012, none of which were related to the restructured loans that had subsequently defaulted.  The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2012.

Note 7—Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the periods ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$262,651	$212,103
FDIC loss share receivable recorded for Habersham agreement	—	87,418
Increase in expected losses on loans	3,518	24,268
Additional losses on OREO	6,058	8,829
Reimbursable expenses	4,837	6,489
Amortization of discounts and premiums, net	(7,603)	(3,534)
Reimbursements from FDIC	(68,892)	(36,373)
Balance at end of period	$200,569	$299,200

The FDIC receivable for loss share agreements is measured separately from the related covered assets.  At June 30, 2012, the projected cash flows related to the FDIC receivable for losses on assets acquired was approximately $37.3 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  Subsequent to June 30, 2012, the Company expects to receive $18.3 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to the BankMeridian acquisition.  This amount is determined each reporting period and at June 30, 2012, is estimated to be approximately $800,000 at the end of the loss share agreement (in ten years). The actual payment will be determined at the end of the loss sharing agreement term for each of the three FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  This “true up” estimate will be eliminated if the actual losses were to exceed management’s current estimate by an additional $7.5 million.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at June 30, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	7,916	—	7,916
Additions	18,950	15,075	34,025
Writedowns	(2,622)	(6,416)	(9,038)
Sold	(11,003)	(21,362)	(32,365)
Balance, June 30, 2012	$31,263	$53,146	$84,409

The following is a summary of information pertaining to OREO at June 30, 2011:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Additions	16,002	8,696	24,698
Writedowns	(3,104)	—	(3,104)
Sold	(5,262)	(17,915)	(23,177)
Balance, June 30, 2011	$24,900	$74,591	$99,491

The covered OREO above is covered pursuant to the FDIC loss share agreements which are discussed in Note 4—Mergers and Acquisitions, and is presented net of the related fair value discount.  At June 30, 2012, there were 692 properties included in OREO, with 134 uncovered and 558 covered by loss share agreement with the FDIC.  At June 30, 2011, there were 762 properties in OREO, with 87 uncovered and 675 covered by loss share agreement with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011

Certificates of deposit	$978,927	$903,874	$1,044,698
Interest-bearing demand deposits	1,570,287	1,432,806	1,302,199
Non-interest bearing demand deposits	806,235	658,454	598,112
Savings deposits	302,672	258,644	258,571
Other time deposits	2,851	694	2,248
Total deposits	$3,660,972	$3,254,472	$3,205,828

The aggregate amounts of time deposits in denominations of $100,000 or more at June 30, 2012, December 31, 2011, and June 30, 2011 were $418.3 million, $392.7 million and $462.4 million, respectively.  In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At June 30, 2012, December 31, 2011, and June 30, 2011, the Company had $128.8 million, $124.2 million, and $174.3 million in certificates of deposits greater than $250,000, respectively.  At June 30, 2012, the Company had $4.1 million of brokered certificates of deposit.  The Company did not have brokered certificates of deposit at December 31, 2011 or June 30, 2011.

Note 10 — Retirement Plans

The Company and the Bank provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.  The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed a year of eligible service.  Employees hired on or after January 1, 2006 are not eligible to participate in the non-contributory defined benefit pension plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

Note 10 — Retirement Plans (Continued)

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2012.

The components of net periodic pension expense recognized during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Interest cost	$(258)	$(274)	$(516)	$(548)
Expected return on plan assets	407	400	815	800
Recognized net actuarial loss	(267)	(137)	(534)	(274)
Net periodic pension expense	$(118)	$(11)	$(235)	$(22)

The Company contributed $300,000 and $600,000 to the pension plan for the three and six months ended June 30, 2012, respectively, and anticipates making similar additional contributions during the remainder of the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2012	2011	2012	2011
Basic earnings per share:
Net income	$8,031	$4,918	$15,059	$7,434

Weighted-average basic shares	14,651	13,805	14,260	13,500
Basic earnings per share	$0.55	$0.36	$1.06	$0.55

Diluted earnings per share:
Net income	$8,031	$4,918	$15,059	$7,434

Weighted-average basic shares	14,651	13,805	14,260	13,500
Effect of dilutive securities	82	81	74	82
Weighted-average dilutive shares	14,733	13,886	14,334	13,582
Diluted earnings per share	$0.55	$0.35	$1.05	$0.55

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Number of shares	141,329	254,264	155,440	253,214
Range of exercise prices	$31.10 - $40.99	$26.01 - $40.99	$31.10 - $40.99	$26.01 - $40.99

Note 12 — Share-Based Compensation

The Company’s 1999, 2004, and 2012 share-based compensation programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Note 12 — Share-Based Compensation (Continued)

Stock Options

With the exception of non-qualified stock options granted to directors under the 1999, 2004, and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant.  No options were granted under the 1999 plan after January 2, 2004, and the 1999 plan is closed other than for any options still unexercised and outstanding.  No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock.

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2012	370,207	$30.69
Granted	28,224	31.75
Exercised	(6,661)	24.16
Expired/Forfeited	(6,403)	31.17
Outstanding at June 30, 2012	385,367	30.87	4.69	$1,888

Exercisable at June 30, 2012	312,067	30.63	3.82	$1,633

Weighted-average fair value of options granted during the year	$11.55

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

Note 12 — Share-Based Compensation (Continued)

As of June 30, 2012, there was $706,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.49 years as of June 30, 2012.  The total fair value of shares vested during the six months ended June 30, 2012 was $391,000.

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

Nonvested restricted stock for the six months ended June 30, 2012 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2012	171,704	$30.32
Granted	46,166	32.12
Vested	(31,147)	30.03
Forfeited	(4,792)	32.01
Nonvested at June 30, 2012	181,931	30.57

As of June 30, 2012, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 4.07 years as of June 30, 2012.  The total fair value of shares vested during the six months ended June 30, 2012 was $935,000.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2012, commitments to extend credit and standby letters of credit totaled $631.2 million.  The Company does not anticipate any material losses as a result of these transactions.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities and derivative contracts are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non-covered and covered OREO would be considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense, net of any FDIC indemnification proceeds in the case of covered OREO.

Note 14 — Fair Value (Continued)

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the fair value hierarchy (see Note 16—Derivative Financial Instruments for additional information).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2012:
Assets
Securities available for sale:
Government-sponsored entities debt	$65,265	$—	$65,265	$—
State and municipal obligations	138,463	—	138,463	—
Mortgage-backed securities	274,122	—	274,122	—
FHLMC preferred stock	259	—	259	—
Corporate stocks	363	338	25	—
Total securities available for sale	$478,472	$338	$478,134	$—

Liabilities
Derivative financial instruments	$1,514	$—	$1,514	$—

December 31, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$49,603	$—	$49,603	$—
State and municipal obligations	43,957	—	43,957	—
Mortgage-backed securities	195,309	—	195,309	—
Corporate stocks	326	301	25	—
Total securities available for sale	$289,195	$301	$288,894	$—

Liabilities
Derivative financial instruments	$1,391	$—	$1,391	$—

June 30, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$58,814	$—	$58,814	$—
State and municipal obligations	40,377	—	40,377	—
Mortgage-backed securities	110,376	—	110,376	—
Corporate stocks	389	364	25	—
Total securities available for sale	$209,956	$364	$209,592	$—

Liabilities
Derivative financial instruments	$740	$—	$740	$—

Note 14 — Fair Value (Continued)

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2012.

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

There were no changes in Level 3 assets or liabilities for the six months ended June 30, 2012.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2011 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2011	$2,034	$—
Change in unrealized loss recognized in other comprehensive income	95	—
Total realized losses included in income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(2,129)	—
Transfers in and/or out of level 3	—	—
Fair value, June 30, 2011	$—	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2012 or 2011.

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table presents assets that were remeasured and reported at fair value during the six months ended June 30, 2012 and 2011.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Non-acquired impaired loans that were remeasured and reported at fair value through a specific valuation allowance:
Carrying value of impaired loans before specific valuation allowance	$—	$15,936	$—	$34,992
Specific valuation allowance	—	(2,964)	—	(5,019)
Fair value	$—	$12,972	$—	$29,973

Non-acquired foreclosed properties remeasured at initial recognition:
Carrying value of foreclosed properties prior to remeasurement	$—	$5,855	$—	$10,225
Charge-offs recognized in the allowance for loan losses	—	(441)	—	(2,317)
Fair value	$—	$5,414	$—	$7,908

Non-acquired foreclosed properties remeasured subsequent to initial recognition:
Carrying value of foreclosed properties prior to remeasurement	$—	$11,721	$—	$14,110
Write-downs included in non-interest expense	—	(2,284)	—	(2,709)
Fair value	$—	$9,437	$—	$11,401

Quantitative Information about Level 3 Fair Value Measurements

General
	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Covered under FDIC loss share agreements:
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%

Non-acquired:
Impaired loans	Discounted appraisals	Collateral discounts	0-50%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012, December 31, 2011 and June 30, 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of Federal Reserve Bank stock and FHLB stock approximates fair value based on their redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 37 regarding fair value.

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

Note 14 — Fair Value (Continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	June 30, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$309,919	$309,919	$309,919	$—	$—
Investment securities	511,138	512,312	16,436	495,876	—
Loans, net of allowance for loan losses, and loans held for sale	3,000,752	3,043,546	—	42,525	3,001,021
FDIC receivable for loss share agreements	200,569	118,431	—	—	118,431
Accrued interest receivable	10,393	10,393	—	10,393	—
Financial liabilities:
Deposits	3,660,972	3,633,642	—	3,633,642	—
Federal funds purchased and securities sold under agreements to repurchase	220,264	220,264	—	220,264	—
Other borrowings	46,105	48,296	—	48,296	—
Accrued interest payable	2,344	2,344	—	2,344	—
Interest rate swap — cash flow hedge	1,514	1,514	—	1,514	—
Off balance sheet financial instruments:
Commitments to extend credit	—	11,809	—	11,809	—
Standby letters of credit and financial guarantees	—	—	—	—	—

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$171,425	$171,425	$171,425	$—	$—
Investment securities	324,056	325,351	18,593	306,758	—
Loans, net of allowance for loan losses, and loans held for sale	2,837,588	2,859,513	—	45,809	2,813,704
FDIC receivable for loss share agreements	262,651	202,313	—	—	202,313
Accrued interest receivable	11,527	11,527	—	11,527	—
Financial liabilities:
Deposits	3,254,472	3,222,547	—	3,222,547	—
Federal funds purchased and securities sold under agreements to repurchase	180,436	180,436	—	180,436	—
Other borrowings	46,683	48,915	—	48,915	—
Accrued interest payable	2,254	2,254	—	2,254	—
Interest rate swap — cash flow hedge	1,391	1,391	—	1,391	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,657	—	7,657	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		on Securities
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total

Balance at December 31, 2011	$(7,823)	$5,934	$(860)	$(2,749)
Change in net unrealized gain on securities available for sale	—	1,065	—	1,065
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	(76)	(76)
Balance at June 30, 2012	$(7,823)	$6,999	$(936)	$(1,760)

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $936,000 and $477,000 for the six months ended June 30, 2012 and 2011, respectively. The Company recognized a $1.5 million and a $740,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2012 and 2011, respectively. There was no ineffectiveness in the cash flow hedge during the six months ended June 30, 2012 and 2011.

Note 16 — Derivative Financial Instruments (Continued)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2012 and 2011, the Company was required to provide $1.6 million and $900,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 17 — Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Savannah Bancorp, Inc. — Definitive Agreement

On August 8, 2012, SCBT entered into an Agreement and Plan of Merger (the “Agreement”) with The Savannah Bancorp, Inc.  (“SAVB”), a bank holding company headquartered in Savannah, Georgia.  The Savannah Bank,  N.A. and Bryan Bank and Trust are two wholly-owned banks of  SAVB.  Minis & Company is a retail investment advisory firm, and is a wholly-owned subsidiary of SAVB.  At June 30, 2012, SAVB reported $952.2 million in total assets, $725.3 in loans and $818.0 million in deposits.  SAVB has a total of eleven branches in Coastal Georgia and South Carolina.  The two subsidiary banks will initially become divisions of the Bank, and Minis & Company will become a wholly-owned subsidiary of SCBT.

Under the terms of Agreement, SAVB shareholders will receive aggregate consideration of approximately 1.8 million shares of SCBT common stock.   The stock consideration is based upon a fixed exchange ratio of 0.2503 shares of SCBT common stock for each of the outstanding shares of SAVB common stock, which as of August 7, 2012, totaled 7,199,237 shares.  Based on SCBT’s closing stock price on August 7, 2012 of $37.21, the transaction is valued at approximately $67.1 million in the aggregate or $9.31 per SAVB share.

The transaction is subject to regulatory and shareholders’ approvals of SAVB and SCBT.  The transaction is expected to close during the fourth quarter of 2012.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT, formerly known as SCBT, National Association (the “Bank”), which opened for business in 1934.  We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina, and Community Bank & Trust (“CBT”), a division of the Bank, in northeast Georgia.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At June 30, 2012, we had approximately $4.4 billion in assets and 1,138 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011 and June 30, 2011.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On April 24, 2012, the Company completed the acquisition of Peoples Bancorporation, Inc. (“Peoples”), of Easley, South Carolina, the bank holding company for The Peoples National Bank (“PNB”), Bank of Anderson (“BOA”), and Seneca National Bank (“SNB”).  See Note 4 — Mergers and Acquisitions for further discussion.

Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT.  In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012.

Government Actions

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including, among others, the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program (the “TARP”), the American Recovery and Reinvestment Act of 2009, the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startup Act (the “JOBS Act”) and related economic recovery programs.

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

On April 5, 2012, the U.S. President signed into law the JOBS Act, which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. The SEC has been directed to issue rules implementing certain JOBS Act amendments. We are currently evaluating the effects that the JOBS Act and the regulations adopted pursuant to the JOBS Act will have on the Company.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd—Frank Act will be integrated with the requirements of Basel III.

For additional information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 67 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of June 30, 2012, December 31, 2011 and June 30, 2011, the balance of goodwill was $66.5 million, $62.9 million, and $62.9 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first six months of 2012, as reported by the Nasdaq Global Select Market, was $29.16 per share, and the stock price closed on June 30, 2012 at $35.25, which is above book value and tangible book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2012, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from other financial institutions or the estimated fair value of these assets acquired through business combinations.  Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions.  These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts.  The estimated useful lives are periodically reviewed for reasonableness.

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

Results of Operations

We reported consolidated net income available to common shareholders of $8.0 million, or diluted earnings per share (“EPS”) of $0.55, for the second quarter of 2012 as compared to consolidated net income available to common shareholders of $4.9 million, or diluted EPS of $0.35, in the comparable period of 2011.  This $3.1 million increase was the net result of the following items:

•                  Improved net interest income of $4.5 million due primarily to the increase in earning assets from the acquisition of Peoples and reduced interest expense on deposits;

•                  An increase in the provision for loan losses by $426,000 over the comparable quarter;

•                  An increase in non-interest income of $3.0 million due primarily to increases in all categories of non-interest income led by mortgage banking income and bankcard services income.  Negative accretion on the FDIC indemnification asset increased by $1.2 million, however, this was offset by recoveries on acquired assets of approximately $1.1 million, net of the FDIC indemnification asset impact, recorded in other noninterest income; offset by

•                  An increase in non-interest expenses by $2.5 million.  The increases consisted of $1.4 million in merger and conversion related cost; salaries and benefits of $246,000; information services expense of $399,000; advertising and marketing of $264,000; and $190,000 in furniture and equipment expenses.  These increases were due to the continued expansion from acquisitions during the past twelve months; and

•                  An increase in the provision for income taxes of $1.5 million due to the higher pre-tax net income.

We believe our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2011 as well as from March 31, 2012.  Nonperforming assets in total dollars declined from $91.4 million at March 31, 2012 to $83.1 million at June 30, 2012.  Compared to the balance of nonperforming assets at June 30, 2011, nonperforming assets decreased $10.6 million due to a reduction in nonaccrual loans of $11.2 million.  This decrease was partially offset by a slight increase in other real estate owned (“OREO”) of $618,000.  During the second quarter of 2012, classified assets declined by $16.9 million from March 31, 2012 to $160.6 million at June 30, 2012.  Since year end 2011, classified assets have declined by $23.8 million.  Loans 30-89 days past due increased by $3.2 million to $10.5 million at June 30, 2012 from the March 31, 2012 level of $7.3 million.  This increase was the result of numerous small balance consumer type loans moving to past due status.  The level of past dues compared to June 30, 2011 was down by $1.0 million.  Annualized net charge-offs for the second quarter of 2012 was 0.77%, slightly up from the first quarter of 2012(0.66%) and from the second quarter of 2011 (0.71%).

The allowance for loan losses decreased to 1.91% of total non-acquired loans at June 30, 2012, down from 2.00% at December 31, 2011 and 2.00% at June 30, 2011.  The allowance provides 0.82 times coverage of nonperforming loans at June 30, 2012, slightly higher than 0.64 times at December 31, 2011, and 0.70 times at June 30, 2011.  During the second quarter of 2012, our OREO non-acquired increased by $7.5 million from the end of 2011 and increased by $618,000 from June 30, 2011 to $25.5 million at June 30, 2012.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was partially offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during both the first and second quarter of 2012.  Below is a summary of the second quarter of 2012 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  The review of the performance of the loan pools during the second quarter resulted in a net increase in the overall cash flow expectations for the acquired loan pools;

•                  The negative accretion of the indemnification asset also increased due to the reduced cash flow expected from loss share.  This resulted in negative accretion increasing for the Habersham Bank (“Habersham”) indemnified assets.

•                  The interest income on acquired loans is expected to increase in the third quarter of 2012, due primarily to a full quarter impact of the Peoples acquired loan portfolio compared to two-thirds of the second quarter.

As of June 30, 2012, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired BankMeridian assets based on its evaluation of expected cash flows.

Compared to the first quarter of 2012, our non-acquired loan portfolio has increased $43.9 million or 7.2% annualized, to $2.5 billion, driven by increases in commercial owner occupied loans of $18.9 million, or 10.2% annualized, commercial and industrial of $11.9 million, or 22.1% annualized, and consumer owner occupied of $12.6 million, or 12.4% annualized.  The acquired loan portfolio increased by $190.9 million due to the acquisition of Peoples.  This increase was partially offset by the continued payoffs, charge-offs and transfers to OREO of the acquired loan portfolios from our FDIC-assisted acquisitions of $30.2 million.  For the period ended June 30, 2012, mortgage loans originated and sold in the secondary market increased by $7.8 million as refinancing activity increased due to the continued low level of 15 and 30 year fixed mortgage interest rates.

Non-taxable equivalent net interest income for the quarter increased $4.5 million or 11.9% compared to the second quarter of 2011.  Non-taxable equivalent net interest margin decreased by 1 basis point to 4.62% from the second quarter of 2011 of 4.63%, due to the decline in the yield on earning assets of 34 basis points to 4.94% at June 30, 2012.  This decline was mostly offset by a decrease in the yield on interest-bearing liabilities of 35 basis points to 38 basis points at June 30, 2012 from 73 basis points at June 30, 2011.  Compared to the first quarter of 2012, net interest margin (taxable equivalent) decreased by 1 basis point for the second quarter of 2012.  Interest earning assets yield declined by 10 basis points and interest bearing liabilities cost of funds declined by 7 basis points compared to the first quarter of 2012.  Our quarterly efficiency ratio decreased to 68.3% compared to 72.0% in the first quarter of 2012, and decreased from 74.3% in the second quarter of 2011.  The decrease in the efficiency ratio compared to the first quarter of 2012 and the second quarter of 2011 reflects much improved income stream in both net interest income and non-interest income.  Noninterest expense was up $463,000 compared to the second quarter of 2011 and up $292,000 compared to the first quarter of 2012, excluding merger and conversion related expenses.  Excluding merger and conversion related expenses, the efficiency ratio was 64.7% for the second quarter of 2012, compared to 71.8% for the first quarter of 2012 and 73.1% for the second quarter of 2011.

Diluted EPS increased to $0.55 for the second quarter of 2012 from $0.35 for the comparable period in 2011.  Basic EPS increased to $0.55 for the first quarter of 2012 from $0.36 for the comparable period in 2011.  The increase in both diluted and basic EPS reflects the increase in net interest income and noninterest income, offset by the increase in the provision for loan losses and noninterest expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Figures and Ratios	2012	2011	2012	2011

Return on average assets (annualized)	0.75%	0.50%	0.73%	0.39%
Return on average equity (annualized)	7.77%	5.35%	7.58%	4.19%
Return on average tangible equity (annualized)*	10.03%	7.16%	9.81%	5.72%
Dividend payout ratio **	36.48%	94.45%	41.77%	154.39%
Equity to assets ratio	9.72%	9.66%	9.72%	9.66%
Average shareholders’ equity (in thousands)	$415,952	$369,019	$399,664	$358,111

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the change in dividend payout ratio below.

•                  For the three months ended June 30, 2012, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same period in 2011.  The increase was driven by a 63.3% increase in net income from the comparable quarter in 2011 partially offset by an increase in average assets due to the acquisitions of BankMeridian and Peoples.

•                  Dividend payout ratio decreased to 36.48% for the three months ended June 30, 2012 compared with 49.48% for the three months ended March 31, 2012 and decreased compared to 94.45% for the three months ended June 30, 2011.  The decrease from the comparable period in 2011 reflects the higher net income in the first quarter of 2012 generated by an increase in net interest income, non-interest income, and partially offset by higher non-interest expense.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported in the prior quarter.

•                  Equity to assets ratio increased to 9.72% at June 30, 2012 compared with 9.66% at June 30, 2011.  The increase in the equity to assets ratio reflects a 13.9% increase in assets as a result of the Peoples and BankMeridian acquisitions and organic growth compared to the 14.5% increase in equity as a result of the Company’s retained earnings, which included gains on the BankMeridian acquisition, and the issuance of $31.2 million in common equity in the Peoples acquisition.

•                  Quarterly average shareholders’ equity increased $46.9 million, or 12.7%, from the quarter ended June 30, 2011 driven by the gain on the BankMeridian acquisition during the third quarter of 2011 and the issuance of $31.2 million of equity in the Peoples acquisition during the second quarter of 2012.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Return on average tangible equity (non-GAAP)	10.03%	7.16%	9.81%	5.72%
Effect to adjust for intangible assets	-2.26%	-1.81%	-2.23%	-1.53%
Return on average equity (GAAP)	7.77%	5.35%	7.58%	4.19%

Adjusted average shareholders’ equity (non-GAAP)	$336,369	$293,913	$322,828	$284,047
Average intangible assets	79,583	75,106	76,836	74,064
Average shareholders’ equity (GAAP)	$415,952	$369,019	$399,664	$358,111

Adjusted net income (non-GAAP)	$8,389	$5,248	$15,749	$8,055
Amortization of intangibles	(540)	(505)	(1,040)	(951)
Tax effect	182	175	350	330
Net income (GAAP)	$8,031	$4,918	$15,059	$7,434

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin remained relatively flat from the second quarter of 2011, due to the growth in interest earning assets from the Peoples acquisition, organic loan growth, and an increase in low cost funding in core deposits and a decline in time deposits.  The net interest margin declined by one basis point from the first quarter of 2012 to 4.69%. Yields on both average earning assets and interest bearing liabilities continue to decline.  The yields on our acquired loan portfolios declined by 38 basis points from the first quarter of 2012.  This was the result of the addition of the Peoples acquired loan portfolio which had a yield of approximately 6.13% compared to the other acquired loan portfolios from FDIC-assisted acquisitions, which have a higher yield, however, those portfolios are continuing to decline.  Compared to June 30, 2011, both the yield on interest earning assets and interest bearing liabilities declined to effectively offset each other and resulted in a one basis point difference in the net interest margin.

The Company remained in an excess liquidity position during the second quarter of 2012, and the impact represented an estimated 24 basis points reduction in the net interest margin compared to 17 basis points from the first quarter of 2012.

Net interest income increased from the second quarter of 2011 and was driven by a reduced cost of funds and growth in average interest-earning assets due to the Peoples and BankMeridian acquisitions as well as organic growth.  Certificates of deposit average rates declined by 45 basis points compared to the same quarter one year ago, and declined by 8 basis points from the first quarter of 2012. The year over year decline in interest expense totaled $2.4 million, as the cost of certificates of deposits dropped and the mix of funding shifted to lower costing transaction accounts.  Non-TE net interest income increased from the second quarter of 2011 as a result of a volume increase in interest-earning assets.  The cost on interest bearing liabilities decreased by 35 basis points during this period.  Non-acquired loan balances as well as average investment securities were up and contributed to the increase in non-TE net interest income.  The increase in interest income was $2.1 million driven by the increase in loan volume, primarily from organic loan growth and the addition of the Peoples acquired loan portfolio, and the increase in average investment securities, primarily resulting from the Peoples acquisition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Non-TE net interest income	$42,535	$38,001	$81,572	$70,847
Non-TE yield on interest-earning assets	4.94%	5.28%	4.98%	5.11%
Non-TE rate on interest-bearing liabilities	0.38%	0.73%	0.42%	0.81%
Non-TE net interest margin	4.62%	4.63%	4.64%	4.38%
TE net interest margin	4.69%	4.70%	4.70%	4.43%

Non-TE net interest income increased $4.5 million, or 11.9%, in the second quarter of 2012 compared to the same period in 2011.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 12.5% to $3.7 billion in the second quarter of 2012 compared to the same period last year due largely to the acquisitions of Peoples and BankMeridian.

•                  Non-TE yield on interest-earning assets for the second quarter of 2012 decreased 34 basis points from the comparable period in 2011, and decreased by 26 basis points from the fourth quarter of 2011.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the second quarter of 2012 decreased 35 basis points from the same period in 2011, and decreased by 16 basis points compared to the fourth quarter of 2011.  The decrease since the second quarter of 2011 and the fourth quarter of 2011 is a reflection of the certificates of deposits repricing at lower interest rates as well as higher costing certificate balances accounting for a smaller portion of our total deposits.

•                  TE net interest margin decreased by 1 basis point in the second quarter of 2012, compared to the second quarter of 2011.  Compared to the fourth quarter of 2011, TE net interest margin decreased by 9 basis points.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale) increased by $256.4 million, or 9.2%, at June 30, 2012 as compared to the same period in 2011.  Acquired covered loans increased by $36.8 million.  The decline in acquired CBT and Habersham covered loans was partially offset by the increase from the addition of covered loans acquired in the BankMeridian acquisition.  Acquired non-covered loans increased by $217.5 million due to the Peoples acquisition during the second quarter of 2012.  Non-acquired loans or legacy SCBT loans increased by $75.6 million, or 3.1%, from June 30, 2011 to June 30, 2012.  The increase was driven by loan growth in commercial owner occupied loans of $94.1 million, consumer owner occupied loans of $52.4 million, consumer non-real estate of $7.2 million, and commercial and industrial of $12.1 million.  Partially offsetting the growth were reductions in construction and land development loans of $58.8 million, commercial non-owner occupied of $22.6 million, home equity of $6.6 million, and other loans of $1.3 million.

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2012	Total	2011	Total	2011	Total
Acquired covered loans	$332,874	10.9%	$394,495	13.7%	$369,658	13.3%
Acquired non-covered loans	227,184	7.5%	7,706	0.3%	9,683	0.3%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	279,519	9.2%	310,845	10.8%	338,288	12.2%
Commercial non-owner occupied	284,147	9.3%	299,698	10.4%	306,698	11.0%
Total commercial non-owner occupied real estate	563,666	18.5%	610,543	21.2%	644,986	23.2%
Consumer real estate:
Consumer owner occupied	420,298	13.8%	391,529	13.7%	367,910	13.2%
Home equity loans	257,061	8.5%	264,986	9.2%	263,667	9.5%
Total consumer real estate	677,359	22.3%	656,515	22.9%	631,577	22.7%
Commercial owner occupied real estate	763,338	25.1%	742,890	25.9%	669,224	24.0%
Commercial and industrial	228,010	7.5%	220,454	7.7%	215,901	7.8%
Other income producing property	132,193	4.3%	140,693	4.9%	133,152	4.8%
Consumer non real estate	87,290	2.9%	85,342	3.0%	80,072	2.9%
Other	29,395	1.0%	14,128	0.4%	30,701	1.0%
Total non-acquired loans	2,481,251	81.6%	2,470,565	86.0%	2,405,613	86.4%
Total loans (net of unearned income)	$3,041,309	100.0%	$2,872,766	100.0%	$2,784,954	100.0%

Note: Loan data excludes mortgage loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Non-acquired commercial non-owner occupied real estate loans represented 18.5% of total loans as of June 30, 2012 a decrease from 23.2% of total loans at the end of the same period for 2011 and 21.3% of total loans at December 31, 2011.  At June 30, 2012, non-acquired construction and land development loans represented 9.2% of our total loan portfolio, a decrease from 12.1% of our total loan portfolio at June 30, 2011.  At June 30, 2012, non-acquired construction and land development loans consisted of $182.1 million in land and lot loans and $97.4 million in construction loans, which represented 7.3% and 3.9%, respectively, of our total non-acquired loan portfolio.  At December 31, 2011, non-acquired construction and land development loans consisted of $206.0 million in land and lot loans and $104.8 million in construction loans, which represented 8.3% and 4.2%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Average total loans	$2,940,153	$2,737,373	$2,876,951	$2,704,351
Interest income on total loans	41,856	40,844	81,313	77,530
Non-TE yield	5.73%	5.98%	5.68%	5.78%

Interest earned on loans increased $1.0 million, or 2.5%, in the second quarter of 2012 compared to the second quarter of 2011.  Some key highlights for the quarter ended June 30, 2012 are outlined below:

•                  Our non-TE yield on total loans decreased 25 basis points during the second quarter of 2012 while average total loans increased 7.4%, as compared to the second quarter of 2011.  The increase in average total loans was a result of the growth in both non-acquired loans and acquired loans, due to the Peoples acquisition during the second quarter of 2012 and the BankMeridian acquisition during the third quarter of 2011.  The acquired loan portfolio effective yield declined primarily due to the impact of the addition of the Peoples acquired loan portfolio with a lower average yield of approximately 6.1%.  This resulted in a yield of 9.9%, compared to approximately 10.8% one year ago.

•                  Acquired covered loans had a balance of $332.9 million at the end of the second quarter of 2012 compared to $369.7 million in June of 2011.

•                  Acquired non-covered loans grew to a balance of $227.2 million at the end of the second quarter of 2012 compared to $9.7 million in 2011 due to the loans acquired in the Peoples acquisition.

•                  Construction and land development loans decreased $58.8 million, or 17.4%, to $279.5 million from the ending balance at June 30, 2011.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved with this type of loan.

•                  Commercial non-owner occupied loans decreased $22.6 million, or 7.4%, to $284.1 million from the ending balance at June 30, 2011.

•                  Consumer real estate loans increased $45.8 million, or 7.2%, to $677.4 million from the ending balance at June 30, 2011.  The increase resulted from a $52.4 million, or 14.2%, increase in consumer owner occupied loans, partially offset by a $6.6 million, or 2.5%, decrease in home equity lines of credit (“HELOCs”) from the balance at June 30, 2011.

•                  Commercial owner occupied loans increased $94.1 million, or 14.1%, to $763.3 million from the ending balance at June 30, 2011.

•                  Commercial and industrial loans increased $12.1 million, or 5.6%, to $228.0 million from the ending balance at June 30, 2011.

•                  Consumer non-real estate loans increased $7.2 million, or 9.0%, to $87.3 million from the ending balance at June 30, 2011.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $133.8 million, which has helped keep our non-TE yield up.

The balance of mortgage loans held for sale decreased $3.3 million from December 31, 2011 to $42.5 million at June 30, 2012, and increased by $24.6 million compared to the balance of mortgage loans held for sale at June 30, 2011 of $18.0 million.  There is a slight decrease from December 31, 2011 is a reflection of our ability to close more of the mortgage loans being refinanced.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2012, investment securities totaled $511.1 million, compared to $324.1 million at December 31, 2011 and $249.5 million at June 30, 2011.  The increase in investment securities from the comparable period of 2011 was primarily the result of the purchase of $192.2 million of investment securities as well as the acquisition of $35.4 million in BankMeridian investment securities and $175.9 million in Peoples investment securities partially offset by $144.4 million in sold, maturing or called securities that were typically purchased in higher interest rate environments.  This resulted in average and period-end balances increasing by 97.8% and 104.9%, respectively, from June 30, 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Average investment securities	$468,334	$236,798	$396,403	$242,527
Interest income on investment securities	3,071	1,976	5,301	4,048
Non-TE yield	2.64%	3.35%	2.69%	3.37%

Interest earned on investment securities increased 55.4% in the second quarter of 2012 compared to the second quarter of 2011.  The increase resulted largely from the $231.5 million increase in average investment securities for the second quarter, which was largely the result of purchases of GSEs and mortgage-backed securities as well as the addition of the securities from the Peoples acquisition, partially offset by a 71 basis point decrease in the average yield.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at June 30, 2012 had fair market values that, on a net basis, exceeded their book values and resulted in an unrealized gain.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2012:

			Other
			Compre-
	Amortized	Fair	hensive			BB or
(Dollars in thousands)	Cost	Value	Income	AAA - A	BBB	Lower	Not Rated
June 30, 2012
Government-sponsored entities debt	$64,195	$65,264	$1,069	$64,195	$—	$—	$—
State and municipal obligations	151,636	156,207	4,571	149,833	1,601	—	202
Mortgage-backed securities *	267,592	274,122	6,530	—	—	—	267,592
Corporate Bonds	148	259	111	—	—	—	148
Corporate stocks	240	362	122	—	—	—	240
	$483,811	$496,214	$12,403	$214,028	$1,601	$—	$268,182

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

At June 30, 2012, we had 95 securities available for sale in an unrealized loss position, which totaled $426,000.

During the second quarter of 2012 as compared to the second quarter of 2011, the total number of securities with an unrealized loss position increased by 82 securities, while the total dollar amount of the unrealized loss increased by $270,000.

All securities available for sale in an unrealized loss position as of June 30, 2012 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2012.  As of June 30, 2012, the investment in FHLB stock represented approximately $7.7 million, or 0.2% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the second quarter of 2012, the FHLB redeemed approximately $3.5 million of our investment, at par value.

•                  Given the expectation that the various FHLBs have a high degree of government support, we have determined that the debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses.

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past twelve consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 1.51% on May 16, 2012 related to the first quarter 2012.

•                  Subsequent to June 30, 2012, the FHLB announced a 1.47% dividend for the second quarter of 2012 and will pay the dividend on August 3, 2012.  The FHLB also announced plans to redeem excess capital stock on August 15, 2012.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of June 30, 2012 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Average interest-bearing liabilities	$3,070,766	$2,929,179	$2,958,471	$2,907,907
Interest expense	2,936	5,330	6,118	11,739
Average rate	0.38%	0.73%	0.42%	0.81%

The average balance of interest-bearing liabilities increased in the second quarter of 2012 compared to the second quarter of 2011.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and transaction and money market accounts.  Overall, we experienced a 35 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended June 30, 2012 grew 5.7% from the same period in 2011.

•                  Interest-bearing deposits increased 9.5% to $2.9 billion at June 30, 2012 from the period end balance at June 30, 2011 of $2.6 billion.  This was the result of a $380.2 million increase coming from the Peoples acquisition, which was offset by a decline in interest-bearing deposits of $133.2 million from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2012 decreased 30 basis points from the comparable period in 2011, which contributed to a decrease of $866,000 in interest expense for the second quarter of 2012.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $241.2 million to $1.5 billion at June 30, 2012 compared to the same quarter in 2011.

•                  Average certificates of deposit and other time deposits decreased 11.6%, down $126.7 million from the average balance in the second quarter of 2011.  Interest expense on certificates of deposit and other time deposits decreased $1.4 million mainly as a result of a 45 basis point decrease in the interest rate for the three months ended June 30, 2012 as compared to the same period in 2011.

•                  A decline in interest rates contributed significantly to a $2.4 million, or 44.9%, reduction in interest expense on average interest-bearing liabilities for the three months ended June 30, 2012 from the comparable period in 2011.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $185.8 million, or 30.4%, to $795.9 million in the second quarter of 2012 compared to $610.1 million at June 30, 2011.  From the first quarter of 2012, average noninterest-bearing deposits grew $95.4 million, or 13.6%.  Excluding the noninterest-bearing deposits acquired in the Peoples acquisition, period end noninterest-bearing deposits increased $155.8 million, or 26.0%, from the balance at June 30, 2011.

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

Loans acquired in the CBT, Habersham, BankMeridian and Peoples acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses, including principal and interest.  Our initial estimates of credit losses on loans acquired in the BankMeridian and Peoples acquisitions continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of June 30, 2012, nor changes in the initial valuation estimates.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements. The Peoples acquisition was not part of any loss share agreement with the FDIC, therefore, there is no offset for any additional losses recorded in a provision for loan losses.  See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

During the second quarter of 2012, we established a net loan loss reserve of $1.5 million on certain acquired loan pools due to evidence of additional credit deterioration during the quarterly review process, which resulted in a $249,000 net provision for loan losses on acquired loans.

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012			2011
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$47,607	$34,355	$81,962	$48,164	25,833	$73,997
Loans charged-off	(5,555)	—	(5,555)	(4,770)	—	(4,770)
Recoveries of loans previously charged off	825	—	825	557	—	557
Net charge-offs	(4,730)	—	(4,730)	(4,213)	—	(4,213)
Provision for loan losses	4,392	1,458	5,850	4,229	(288)	3,941
Benefit attributable to FDIC loss share agreements	—	(1,208)	(1,208)	—	274	274
Total provision for loan losses charged to operations	4,392	250	4,642	4,229	(14)	4,215
Provision for loan losses recorded through the FDIC loss share receivable	—	1,208	1,208	—	(274)	(274)
Balance at end of period	$47,269	$35,813	$83,082	$48,180	$25,545	$73,725

Total non-acquired loans:
At period end	2,481,251			$2,405,613
Average	2,456,069			2,366,905
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.77%			0.71%
Allowance for loan losses as a percentage of period end non-acquired loans	1.90%			2.00%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	82.05%			70.05%

	Six Months Ended
	June 30,
	2012			2011
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$49,367	$31,620	$80,987	$47,512	—	$47,512
Loans charged-off	(11,253)	—	(11,253)	(14,092)	—	(14,092)
Recoveries of loans previously charged off	2,465	—	2,465	1,182	—	1,182
Net charge-offs	(8,788)	—	(8,788)	(12,910)	—	(12,910)
Provision for loan losses	6,690	4,193	10,883	13,578	25,545	39,123
Benefit attributable to FDIC loss share agreements	—	(3,518)	(3,518)	—	(24,268)	(24,268)
Total provision for loan losses charged to operations	6,690	675	7,365	13,578	1,277	14,855
Provision for loan losses recorded through the FDIC loss share receivable	—	3,518	3,518	—	24,268	24,268
Balance at end of period	$47,269	$35,813	$83,082	$48,180	$25,545	$73,725

Total non-acquired loans:
At period end	$2,481,251			$2,405,613
Average	2,456,075			2,338,901
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.72%			1.11%

The allowance for loan losses as a percent of average non-acquired loans reflects a decrease due primarily to the decrease in our classified loans, nonaccrual loans, and non-performing loans during the second quarter of 2012 compared to the same quarter in 2011.  Seventy-two percent of the charge-off amount for the second quarter of 2012 is comprised of ten loans ranging from approximately $108,000 to $1.3 million.  The remainder of the charge-offs were less than $100,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 50.2% or $2.4 million were construction and land development loans, 6.2% or $291,000 were commercial non-owner occupied loans, 3.8% or $179,000 were commercial owner-occupied loans, 24.8% or $1.2 million were consumer owner-occupied loans (including home equity loans), 5.5% or $263,000 were other income producing property loans, and 7.4% or $351,000 were other consumer loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Additionally, there continues to be concern about the economy as a whole and the market conditions throughout certain regions of the Southeast.  Excluding acquired assets, nonperforming loans decreased by $11.2 during the second quarter of 2012 compared to the second quarter of 2011 and decreased by $12.4 million from the first quarter of 2012.  The ratio of the ALLL to cover these loans increased from 70.1% at June 30, 2011 to 82.1% at June 30, 2012.

We decreased the ALLL compared to the second quarter of 2011 and the first quarter of 2012, due primarily to the improvement in asset quality metrics during the second quarter of 2012.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve remained relatively flat compared to the balance at June 30, 2011 and decreased by $539,000 from March 31, 2012.

The historical loss rates on an overall basis increased from June 30, 2011 due to the increase in loan losses in the second quarter of 2012 when compared to the removal of much lower historical loss rates in our rolling averages.  This resulted in an increase of 4 basis points in the ALLL, given the rise in losses throughout the portfolio.  Compared to the first quarter of 2012, the historical loss rate remained flat.

Economic risk decreased by 1 basis point during the second quarter of 2012 as compared to first quarter of 2012 and second quarter of 2011 due to improved home sales and a decrease in bankruptcies and foreclosures.

Model risk declined 1 basis point from the first quarter of 2012 and the second quarter of 2011.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over four years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We believe that the overall operational risk has declined by 7 basis points during the second quarter of 2012 compared to the second quarter of 2011, and by 1 basis point from the first quarter of 2012. This improvement was due primarily to the improved levels of classified loans and nonaccrual loans in the second quarter of 2012.

On a specific reserve basis, the allowance for loan losses decreased by $1.4 million from December 31, 2011, and decreased by approximately $1.1 million from June 30, 2011.  The loan balances being evaluated for specific reserves decreased from $51.6 million at June 30, 2011 to $45.1 million at June 30, 2012.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended June 30, 2012, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy, partially offset by acquired NPAs.  The table below summarizes our NPAs for the past five quarters.

	June 30	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2012	2011	2011	2011	2011

Nonaccrual loans (1)	$47,940	$59,278	$64,170	$61,163	$57,806
Accruing loans past due 90 days or more	137	130	926	495	94
Restructured loans - nonaccrual	9,530	10,578	11,807	11,698	10,880
Total nonperforming loans	57,607	69,986	76,903	73,356	68,780
Other real estate owned (“OREO”) (2)	25,518	21,381	18,022	22,686	24,900
Other nonperforming assets (3)	—	24	24	24	50
Total nonperforming assets excluding acquired assets	83,125	91,391	94,949	96,066	93,730
Covered OREO (2)	53,146	61,788	65,849	79,739	74,591
Acquired OREO not covered under loss share	5,745	—	—	—	—
Other covered nonperforming assets (3)	73	215	251	347	408
Total nonperforming assets including covered assets	$142,089	$153,394	$161,049	$176,152	$168,729

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.32%	3.72%	3.82%	3.87%	3.86%
Total NPAs as a percentage of total assets	1.90%	2.26%	2.44%	2.44%	2.44%
Total NPLs as a percentage of total loans (4)	2.32%	2.87%	3.11%	2.98%	2.86%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	4.55%	5.31%	5.45%	5.91%	5.87%
Total NPAs as a percentage of total assets	3.25%	3.79%	4.13%	4.48%	4.39%
Total NPLs as a percentage of total loans (4)	1.89%	2.49%	2.68%	2.55%	2.48%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $76.4 million, $82.8 million, $97.6 million, $91.6 million, and $89.9 million as of June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 2—Summary of Significant Accounting Policies).

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $57.6 million, or 2.32% of total loans, a decrease of $11.2 million or 16.2% from June 30, 2011. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $4.8 million and a decrease in commercial nonaccrual loans of $6.4 million.  Excluding acquired properties, OREO increased $618,000 from June 30, 2011.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $12.4 million during the second quarter of 2012 from the level at March 31, 2012.  This decrease was the result of charge-offs, short sales, transfers to OREO and payoffs of nonaccrual loans exceeding the additional nonaccrual loans for the period.

At June 30, 2012, non-acquired OREO increased by $4.1 million from March 31, 2012.  At June 30, 2012, non-acquired OREO consisted of 90 properties with an average value of $284,000, an increase of $54,000 from March 31, 2012 when we had 93 properties.  In the second quarter of 2012, we added 27 properties with an aggregate value of $7.9 million into non-acquired OREO, and we sold 30 properties with a basis of $3.3 million in the quarter.  We recorded a net gain on sales of $584,000 for the quarter.  Our non-covered OREO balance of $25.5 million at June 30, 2012 is comprised of 17% in the Low Country/Orangeburg region, 53% in the Coastal region, 13% in the Charlotte region, and 6% in the Upstate (Greenville) region.

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

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $15.9 million, or 0.64%, of total non-acquired loans outstanding at June 30, 2012, compared to $15.5 million, or 0.64%, of total non-acquired loans outstanding at June 30, 2011, and compared to $14.4 million, or 0.58% of total non-acquired loans outstanding at December 31, 2011.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Service charges on deposit accounts	$5,886	$5,615	$11,333	$10,645
Bankcard services income	3,618	3,045	6,938	5,704
Mortgage banking income	2,962	1,125	4,792	1,988
Trust and investment services income	1,642	1,525	3,039	2,774
Gain on acquisition	—	—	—	5,528
Securities gains	61	10	61	333
Accretion on FDIC indemnification asset	(4,370)	(3,133)	(7,603)	(3,534)
Other	1,945	605	2,657	1,227
Total noninterest income	$11,744	$8,792	$21,217	$24,665

Noninterest income increased 33.6% in the second quarter of 2012 as compared to the same period in 2011.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased 163.3%, driven by a $1.8 million increase in mortgage banking income generated from lower interest rates and increased volume (refinancing) of mortgage banking activity in the secondary market during the second quarter of 2012.

•                  Bankcard services income increased 18.8%, largely driven by an increase in debit card income.  Debit card income increased 13.2%, or $324,000, due primarily to a larger customer base than in 2011.

•                  Service charges on deposit accounts increased 4.8%, driven by an $112,000 increase in insufficient funds fees and a $129,000 decrease in charge-offs on automatic overdraft protection fees.

•                  Other noninterest income increased 221.5%, driven by $1.1 million in recoveries on acquired loans.

•                  Negative accretion on the FDIC indemnification asset increased $1.2 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools during the first and second quarter of 2012.

Excluding the $5.5 million pre-tax gain from the Habersham acquisition during the first quarter of 2011, noninterest income increased $2.1 million or 10.9% during the six months ended June 30, 2012 as compared to the same period in 2011.  The increase in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased 141.0%, driven by a $2.8 million increase in mortgage banking income generated from lower interest rates and increased volume of mortgage banking activity in the secondary market during the first six months of 2012.

•                  Bankcard services income increased $1.2 million or 21.6%, largely driven by an increase in debit card income.  Debit card income increased 17.3%, or $798,000, due primarily to a larger customer base than in 2011.

•                  Service charges on deposit accounts increased 6.5%, driven by a $402,000 increase in insufficient funds fees and a $266,000 decrease in charge-offs on automatic overdraft protection fees.

•                  Other noninterest income increased 116.5%, driven by $1.1 million in recoveries on acquired loans.

•                  Negative accretion on the FDIC indemnification asset increased $4.1 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools during the first six months of 2012.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Salaries and employee benefits	$18,262	$18,016	$36,310	$34,662
Information services expense	2,902	2,503	5,370	4,845
Net occupancy expense	2,478	2,346	4,726	4,922
Furniture and equipment expense	2,371	2,181	4,610	4,139
OREO expense and loan related	2,115	2,662	4,831	5,310
Merger-related expense	1,998	598	2,094	1,207
FDIC assessment and other regulatory charges	1,073	1,255	2,110	2,734
Professional fees	732	616	1,365	934
Business development and staff related	689	873	1,441	1,678
Advertising and marketing	553	289	1,310	1,198
Amortization of intangibles	540	505	1,040	951
Other	3,796	3,204	7,521	6,692
Total noninterest expense	$37,509	$35,048	$72,728	$69,272

Noninterest expense increased $2.5 million or 7.0% in the second quarter of 2012 as compared to the same period in 2011.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $250,000 or 1.4% driven by the addition of staff from the Peoples acquisition during the quarter.

•                  Furniture and equipment expense increased by $190,000 or 8.7% driven primarily by higher costs on equipment service contracts and the additional branches added from the Peoples acquisition.

•                  Information services expense increased $400,000 or 15.9% driven by incremental cost related to the addition of branch locations from the Peoples acquisition and from increases in cost for data lines and internet banking services.

•                  Merger and conversion related expenses increased by $1.4 million due to the merger costs incurred related to the Peoples acquisition and the change of our bank charter from a national bank to a state chartered financial institution.

•                  Other expenses increased $590,000 or 18.5% due primarily to increases in bank card expenses of $370,000, and a $150,000 increase in mortgage repurchase cost.

•                  OREO expense and loan related cost declined by $545,000 or 20.6% due primarily to less loss on the disposal of these assets and smaller write downs on these assets.

Noninterest expense increased $3.5 million or 5.0% during the six months ended June 30, 2012 as compared to the same period in 2011.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased $1.6 million or 8.4% driven by increases in incentives, merit pay, retirement benefits, and payroll taxes during the first quarter of 2012, and by the addition of the Peoples acquisition during the second quarter of 2012.

•                  Furniture and equipment expense increased by $443,000 or 10.6% driven primarily by higher costs on equipment service contracts, an increase in depreciation and amortization expense, and the addition of the Peoples branches.

•                  Information services expense increased by $545,000 or 11.3% driven by the cost related to the addition of branch locations from the Peoples acquisition and from increases in cost for data lines and internet banking services.

•                  Merger-related expenses increased by $887,000 or 73.5% due to the Peoples acquisition and integration and the charter conversion compared to the conversion cost of the FDIC-assisted acquisition of Habersham.

•                  Other expenses increased due to an increase of $575,000 in bank card expense and $217,000 increase in mortgage repurchase cost.

Income Tax Expense

Our effective income tax rate decreased to 33.8% for the quarter ended June 30, 2012 compared to 34.7% for the quarter ended June 30, 2011.  The lower effective tax rate is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the quarter ended June 30, 2012.

Our effective income tax rate decreased to 33.7% for the six months ended June 30, 2012, as compared to 34.7% for the comparable period of 2011.  The lower effective tax rate is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the six months ended June 30, 2012.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  Equity increased during the second quarter by net income, or $8.0 million, less the dividend paid during the quarter of approximately $2.6 million.  As of June 30, 2012, shareholders’ equity was $424.9 million, an increase of $43.1 million, or 11.3%, from $381.8 million at December 31, 2011, and an increase of $53.8 million or 14.5% from $371.1 million at June 30, 2011.  Our equity-to-assets ratio decreased to 9.72% at June 30, 2012 from 9.80% at the end of the fourth quarter of 2011 and increased from 9.66% at the end of the comparable period of 2011.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Federal Reserve, which are substantially similar to those of the OCC and the FDIC, Tier 1 risk-based capital must be at least 4% of risk-weighted assets, while total risk-based capital must be at least 8% of risk-weighted assets.

In conjunction with the risk-based capital ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy.

The Company’s capital adequacy ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2012	2011	2011

SCBT Financial Corporation:
Tier 1 risk-based capital	13.82%	14.09%	13.89%
Total risk-based capital	15.09%	15.36%	15.15%
Tier 1 leverage	9.24%	9.12%	8.82%

SCBT:
Tier 1 risk-based capital	13.62%	13.88%	13.71%
Total risk-based capital	14.89%	15.15%	14.98%
Tier 1 leverage	9.12%	8.99%	8.71%

Compared to December 31, 2011 and June 30, 2011, our Tier 1 risk-based capital and total risk-based capital have decreased due primarily to risk-weighted assets increasing faster than the increase in capital.  The growth in risk-weighted assets, average assets, and capital were generated primarily by the Peoples acquisition.  The Tier 1 leverage ratio has increased compared to December 31, 2011 and June 30, 2011 due to the increase in capital as a result of the Company’s retained earnings, which included gains on the BankMeridian acquisition, and the issuance of $31.2 million in common equity in the Peoples acquisition. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy SCBT loan portfolio increased by approximately $75.6 million, or about 3.1% compared to the balance at June 30, 2011.  Our investment securities portfolio increased $261.7 million during this same time period.  Total cash and cash equivalents were $309.9 million at June 30, 2012 as compared to $171.4 million at December 31, 2011 and $249.1 million at June 30, 2011.

At June 30, 2012, we had $4.1 million of brokered deposits compared with no brokered deposits at June 30, 2011.  Total deposits increased $455.1 million, or 14.2%, to $3.7 billion resulting primarily from organic growth and the Peoples acquisition. Excluding deposits acquired in the Peoples acquisition, total deposits increased $38.3 million, or 1.2%.  Excluding deposits acquired from Peoples, we increased our noninterest-bearing deposit balance by $155.8 million, or 26.1%, at June 30, 2012 as compared to the balance at June 30, 2011.  Federal funds purchased and securities sold under agreements to repurchase increased $32.7 million, or 17.4%, from the balance at June 30, 2011, and increased $39.8 million, or 22.1%, from the balance at December 31, 2011.  Other borrowings declined by $170,000, or 0.4%, from June 30, 2011.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2012, our Bank had total federal funds credit lines of $326.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2012, our Bank had $75.0 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2012, our Bank had a total FHLB credit facility of $297.3 million with total outstanding letters of credit consuming $43.7 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of June 30, 2012:

			Losses	Remaining
	FDIC	Original	Incurred *	Estimated	OREO	Projected
	Threshold	Estimated	through	Losses	Mark **	Total
(Dollars in thousands)	or ILE	Losses	6/30/2012	for Loans	6/30/2012	Losses

CBT	$233,000	$340,039	$253,895	$76,523	$18,946	$349,364
Habersham	94,000	124,363	70,511	25,409	6,857	102,777
BankMeridian	70,827	70,190	22,571	41,086	6,533	70,190
Total	$397,827	$534,592	$346,977	$143,018	$32,336	$522,331

* Loans and OREO losses excluding expenses, net of revenues.

** Represents the estimated losses on OREO at period end.  These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate (“ILE”)) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid.  As of June 30, 2012, the reimbursement rate is 95% of the loss and reimbursable expenses paid for the CBT covered assets.  During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2012, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $106.4 million at June 30, 2012.  Based on these criteria, we had six such credit concentrations at June 30, 2012, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, loans to physicians (except mental health specialists, and loans to other holding companies (except bank holding companies).

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2012 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2012 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except that on January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064 (the “Arnette Lawsuit”). The Complaint names as defendants Peoples, the members of Peoples’ board of directors immediately prior to the completion of the merger between SCBT and Peoples (the “Director Defendants”) and SCBT. The Complaint is brought on behalf of a putative class of shareholders of Peoples common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that Peoples’ directors breached their fiduciary duties by failing to maximize shareholder value in connection with the merger between SCBT and Peoples, and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs’ attorneys’ and experts’ fees. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

On April 17, 2012, SCBT entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the Complaint.  Under the terms of the MOU, SCBT, Peoples, the Director Defendants and the plaintiffs have agreed to settle the Arnette Lawsuit and release the defendants from all claims relating to the Merger, subject to approval by the Court.  If the Court approves the settlement contemplated by the MOU, the Arnette Lawsuit will be dismissed with prejudice.  Pursuant to the terms of the MOU, SCBT and Peoples have made available additional information to Peoples shareholders in the Current Report on Form 8-K filed April 18, 2012.  In return, the plaintiffs have agreed to the dismissal of the Arnette Lawsuit with prejudice and to withdraw all motions filed in connection with the Arnette Lawsuit.  If the MOU is finally approved by the Court, it is anticipated that the MOU will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement and any disclosures made in connection therewith.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the MOU may be terminated.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2012:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	—		$—	—	147,872
May 1 - May 31	1,544	*	31.69	—	147,872
June 1 - June 30	1,714	*	34.93	—	147,872

Total	3,258			—	147,872

* These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock.  These shares are not purchased under the plan to repurchase 250,000 shares announced in February 2004.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2012	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer

Date: August 9, 2012	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: August 9, 2012	/s/ Keith S. Rainwater
Keith S. Rainwater
Senior Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.