Form 10-Q
period 2012-09-30
SCBT FINANCIAL CORP
filed 2012-11-09
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2012
Common Stock, $2.50 par value	15,123,734

SCBT Financial Corporation and Subsidiary

September 30, 2012 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$105,851	$129,729	$134,942
Interest-bearing deposits with banks	2,341	1,822	1,530
Federal funds sold and securities purchased under agreements to resell	169,872	39,874	22,300
Total cash and cash equivalents	278,064	171,425	158,772
Investment securities:
Securities held to maturity (fair value of $17,750, $17,864, and $19,872, respectively)	16,568	16,569	18,699
Securities available for sale, at fair value	476,023	289,195	281,926
Other investments	7,996	18,292	20,422
Total investment securities	500,587	324,056	321,047
Loans held for sale	71,585	45,809	45,870
Loans:
Acquired (covered of $309,034, $394,495, and $426,998, respectively; non-covered of $211,957, $7,706, and $8,763, respectively)	520,991	402,201	435,761
Less allowance for acquired loan losses	(31,138)	(31,620)	(29,870)
Non-acquired	2,517,352	2,470,565	2,461,639
Less allowance for non-acquired loan losses	(46,439)	(49,367)	(49,110)
Loans, net	2,960,766	2,791,779	2,818,420
FDIC receivable for loss share agreements	174,321	262,651	274,658
Premises and equipment, net	105,579	94,250	90,020
Other real estate owned (covered of $47,063, $65,849, and $79,740, respectively; non-covered of $27,484, $18,022, and $22,686, respectively)	74,547	83,871	102,426
Goodwill	66,529	62,888	62,888
Bank owned life insurance	35,785	22,111	21,974
Core deposit and other intangibles	12,862	11,538	12,061
Other assets	44,607	26,179	27,382
Total assets	$4,325,232	$3,896,557	$3,935,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$818,633	$658,454	$653,924
Interest-bearing	2,770,665	2,596,018	2,633,729
Total deposits	3,589,298	3,254,472	3,287,653
Federal funds purchased and securities sold under agreements to repurchase	226,330	180,436	184,403
Other borrowings	45,807	46,683	46,955
Other liabilities	29,873	33,186	34,785
Total liabilities	3,891,308	3,514,777	3,553,796
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 15,114,185, 14,039,422, and 14,004,372 shares issued and outstanding	37,785	35,099	35,011
Surplus	263,569	233,232	232,314
Retained earnings	132,798	116,198	113,752
Accumulated other comprehensive income (loss)	(228)	(2,749)	645
Total shareholders’ equity	433,924	381,780	381,722
Total liabilities and shareholders’ equity	$4,325,232	$3,896,557	$3,935,518

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$46,179	$42,912	$128,076	$120,735
Investment securities:
Taxable	2,893	2,023	7,800	5,621
Tax-exempt	181	211	576	662
Federal funds sold and securities purchased under agreements to resell	282	161	773	875
Total interest income	49,535	45,307	137,225	127,893
Interest expense:
Deposits	1,970	3,958	6,736	14,335
Federal funds purchased and securities sold under agreements to repurchase	105	118	341	420
Other borrowings	550	551	1,666	1,611
Total interest expense	2,625	4,627	8,743	16,366
Net interest income	46,910	40,680	128,482	111,527
Provision for loan losses	4,044	8,323	11,408	23,179
Net interest income after provision for loan losses	42,866	32,357	117,074	88,348
Noninterest income:
Service charges on deposit accounts	6,169	6,050	17,501	16,695
Bankcard services income	3,570	2,980	10,508	8,684
Mortgage banking income	3,526	2,341	8,408	4,329
Trust and investment services income	1,577	1,453	4,617	4,227
Securities gains	—	—	61	333
Amortization of FDIC indemnification assets, net	(6,623)	(3,515)	(14,226)	(7,049)
Gains on acquisitions	—	11,001	—	16,529
Other	947	481	3,514	1,708
Total noninterest income	9,166	20,791	30,383	45,456
Noninterest expense:
Salaries and employee benefits	18,647	17,345	54,957	52,007
OREO expense and loan related	3,951	4,118	8,782	9,428
Information services expense	2,662	2,851	8,032	7,696
Net occupancy expense	2,621	2,443	7,347	7,365
Furniture and equipment expense	2,165	2,127	6,775	6,266
FDIC assessment and other regulatory charges	878	859	2,988	3,593
Advertising and marketing	736	824	2,046	2,022
Professional fees	643	377	2,008	1,311
Merger and conversion related expense	568	1,587	2,662	2,794
Amortization of intangibles	566	517	1,606	1,468
Other	4,594	4,110	13,556	12,480
Total noninterest expense	38,031	37,158	110,759	106,430
Earnings:
Income before provision for income taxes	14,001	15,990	36,698	27,374
Provision for income taxes	4,938	5,658	12,576	9,608
Net income	$9,063	$10,332	$24,122	$17,766
Earnings per common share:
Basic	$0.61	$0.75	$1.67	$1.30
Diluted	$0.60	$0.74	$1.66	$1.28
Dividends per common share	$0.17	$0.17	$0.51	$0.51
Weighted-average common shares outstanding:
Basic	14,920	13,818	14,484	13,613
Diluted	15,043	13,884	14,573	13,689

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$9,063	$10,332	$24,122	$17,766
Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains arising during period	2,542	3,658	4,325	7,954
Tax effect	(969)	(1,299)	(1,649)	(2,820)
Reclassification adjustment for gains included in net income	—	—	(61)	(333)
Tax effect	—	—	23	115
Net of tax amount	1,573	2,359	2,638	4,916
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(140)	(716)	(407)	(972)
Tax effect	53	254	152	344
Reclassification adjustment for amounts included in interest expense	74	78	218	229
Tax effect	(28)	(27)	(80)	(80)
Net of tax amount	(41)	(411)	(117)	(479)
Other comprehensive income, net of tax	1,532	1,948	2,521	4,437
Comprehensive income	$10,595	$12,280	$26,643	$22,203

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income:
Net income	—	—	—	—	—	17,766	—	17,766
Other comprehensive income, net of tax	—	—	—	—	—	—	4,437	4,437
Total comprehensive income								22,203
Cash dividends declared at $.51 per share	—	—	—	—	—	(7,131)	—	(7,131)
Employee stock purchases	—	—	11,673	29	313	—	—	342
Stock options exercised	—	—	24,102	60	363	—	—	423
Restricted stock awards	—	—	54,080	136	(136)	—	—	—
Common stock repurchased	—	—	(8,338)	(21)	(231)	—	—	(252)
Share-based compensation expense	—	—	—	—	1,341	—	—	1,341
Common stock issued in private placement offering	—	—	1,129,032	2,822	32,017	—	—	34,839
Balance, September 30, 2011	—	$—	14,004,372	$35,011	$232,314	$113,752	$645	$381,722

Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income:
Net income	—	—	—	—	—	24,122	—	24,122
Other comprehensive income, net of tax	—	—	—	—	—	—	2,521	2,521
Total comprehensive income								26,643
Cash dividends declared at $.51 per share	—	—	—	—	—	(7,522)	—	(7,522)
Employee stock purchases	—	—	12,035	30	331	—	—	361
Stock options exercised	—	—	36,681	91	808	—	—	899
Restricted stock awards	—	—	42,674	106	(106)	—	—	—
Common stock repurchased	—	—	(19,368)	(48)	(626)	—	—	(674)
Share-based compensation expense	—	—	—	—	1,292	—	—	1,292
Common stock issued for Peoples Bancorporation acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Balance, September 30, 2012	—	$—	15,114,185	$37,785	$263,569	$132,798	$(228)	$433,924

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$24,122	$17,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,976	7,784
Provision for loan losses	11,408	23,179
Deferred income taxes	3,173	1,907
Other-than-temporary impairment on securities	—	100
Gain on sale of securities	(61)	(333)
Gains on acquisitions	—	(16,529)
Gains on OREO sales	(6,961)	(2,089)
Share-based compensation expense	1,292	1,341
Loss on disposal of premises and equipment	2	61
Amortization of FDIC indemnification asset	14,226	7,049
Accretion on acquired loans	(36,983)	(11,905)
Net amortization of investment securities	2,671	1,136
OREO write downs	13,648	17,739
Net change in:
Loans held for sale	(25,776)	(3,166)
Accrued interest receivable	2,682	593
Prepaid assets	1,108	2,748
FDIC loss share receivable	74,105	68,570
Accrued interest payable	(1,443)	(3,964)
Accrued income taxes	(9,071)	(1,325)
Miscellaneous assets and liabilities	(40,956)	(39,857)
Net cash provided by operating activities	36,162	70,805
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	25,359	52,282
Proceeds from maturities and calls of investment securities held to maturity	—	1,240
Proceeds from maturities and calls of investment securities available for sale	73,306	70,222
Proceeds from sales of other investment securities	12,429	5,651
Purchases of investment securities available for sale	(110,081)	(108,366)
Purchases of other investment securities	—	(1,041)
Net (increase) decrease in customer loans	90,835	(37,540)
Net cash received from acquisitions	10,923	136,716
Purchases of premises and equipment	(11,509)	(12,922)
Proceeds from sale of premises and equipment	33	26
Proceeds from sale of OREO	50,884	41,322
Net cash provided by investing activities	142,179	147,590
Cash flows from financing activities:
Net decrease in deposits	(100,243)	(257,725)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	36,352	(8,090)
Repayment of FHLB advances and other borrowings	(875)	(59,128)
Common stock issuance	361	35,181
Common stock repurchased	(674)	(252)
Dividends paid on common stock	(7,522)	(7,131)
Stock options exercised	899	423
Net cash used in financing activities	(71,702)	(296,722)
Net increase (decrease) in cash and cash equivalents	106,639	(78,327)
Cash and cash equivalents at beginning of period	171,425	237,099
Cash and cash equivalents at end of period	$278,064	$158,772

Supplemental Disclosures:
Cash paid for:
Interest	$9,076	$18,614
Income taxes	$18,216	$8,240

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $19,146 and $33,697, respectively; and non-covered of $21,185 and $19,801, respectively)	$40,331	$53,498

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate (including residential real estate—junior lien and home equity loans), consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

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

The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future (over the shorter of the remaining lives of the loans or the eligible loss sharing time periods) as negative accretion through non-interest income.

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

Note 4 — Mergers and Acquisitions

Savannah Bancorp, Inc. — Definitive Agreement

On August 8, 2012, SCBT entered into an Agreement and Plan of Merger (the “Agreement”) with Savannah Bancorp, Inc.  (“SAVB”), a bank holding company headquartered in Savannah, Georgia.  The Savannah Bank,  N.A. and Bryan Bank and Trust are two wholly-owned bank subsidiaries of SAVB.  Minis & Company is one of the oldest retail investment advisory firms in the Southeast, and is a wholly-owned subsidiary of SAVB.  At June 30, 2012, SAVB reported $952.2 million in total assets, $725.3 million in loans and $818.0 million in deposits.  SAVB has a total of eleven branches in Coastal Georgia and South Carolina.  The two subsidiary banks will initially become divisions of the Bank, and Minis & Company will become a wholly-owned subsidiary of the Bank.

Under the terms of Agreement, SAVB shareholders will receive aggregate consideration of approximately 1,802,000 shares of SCBT common stock.   The stock consideration is based upon a fixed exchange ratio of 0.2503 shares of SCBT common stock for each of the outstanding shares of SAVB common stock, which as of October 24, 2012, totaled 7,199,237 shares.  Based on SCBT’s closing stock price of $39.38, as of October 24, 2012, the transaction is valued at approximately $71.0 million in the aggregate or $9.86 per SAVB share.

The transaction is subject to regulatory and shareholders’ approvals.  The transaction is expected to close during the fourth quarter of 2012.

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

The Peoples transaction was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition. The fair value of assets acquired, excluding goodwill, totaled $491.9 million, including $234.2 million in loans, $175.9 million of investment securities, and $2.9 million of identifiable intangible assets. The fair value of liabilities assumed were $451.0 million, including $435.1 million of deposits.

Goodwill of $3.6 million was calculated as the excess of the consideration exchanged over the net fair value of identifiable assets acquired.

Note 4 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of April 24, 2012, as recorded by Peoples on the acquisition date and as adjusted for purchase accounting adjustments.

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	Peoples	Adjustments		Adjustments		by SCBT
Assets
Cash and cash equivalents	$24,459	$—		$—		$24,459
Investment securities	176,334	(442	)(a)	—		175,892
Loans	262,858	(28,613	)(b)	—		234,245
Premises and equipment	10,094	3,240	(c)	(38	)(c)	13,296
Intangible assets	—	2,930	(d)	—		2,930
Other real estate owned and repossessed assets	13,257	(5,341	)(e)	114	(e)	8,030
Deferred tax asset	4,702	11,669	(f)	—		16,371
Other assets	17,588	(883	)(g)	(6)		16,699
Total assets	$509,292	$(17,440)		$70		$491,922

Liabilities
Deposits:
Noninterest-bearing	$54,884	$—		$—		$54,884
Interest-bearing	378,781	1,405	(h)	—		380,186
Total deposits	433,665	1,405		—		435,070
Other borrowings	9,542	—		—		9,542
Other liabilities	4,291	2,054	(i)	57	(i)	6,402
Total liabilities	447,498	3,459		57		451,014
Net identifiable assets acquired over (under) liabilities assumed	61,794	(20,899)		13		40,908
Goodwill	—	3,654		(13)		3,641
Net assets acquired over (under) liabilities assumed	$61,794	$(17,245)		$—		$44,549

Consideration:
SCBT Financial Corporation common shares issued	1,002,741
Purchase price per share of the Company’s common stock	$31.06
Company common stock issued and cash exchanged for fractional shares	31,160
Stock options converted	96
Cash paid for TARP preferred stock	13,293
Fair value of total consideration transferred	$44,549

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

(f)—Adjustment to record deferred tax asset related to purchase accounting adjustments at 35.8% income tax rate.

(g)—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

The following table provides a reconciliation of goodwill for the nine months ended September 30, 2012:

(Dollars in thousands)

Balance, December 31, 2011	$62,888
Additions:
Goodwill from Peoples acquisition	3,641
Balance, September 30, 2012	$66,529

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2012:
State and municipal obligations	$16,568	$1,182	$—	$17,750

December 31, 2011:
State and municipal obligations	$16,569	$1,295	$—	$17,864

September 30, 2011:
State and municipal obligations	$18,699	$1,173	$—	$19,872

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2012:
Government-sponsored entities debt *	$70,654	$892	$(1)	$71,545
State and municipal obligations	134,813	5,264	(44)	140,033
Mortgage-backed securities **	256,398	7,654	(82)	263,970
FHLMC preferred stock***	148	—	(46)	102
Corporate stocks	240	133	—	373
	$462,253	$13,943	$(173)	$476,023
December 31, 2011:
Government-sponsored entities debt *	$48,464	$1,142	$(3)	$49,603
State and municipal obligations	40,780	3,208	(31)	43,957
Mortgage-backed securities **	190,204	5,111	(6)	195,309
Corporate stocks	241	85	—	326
	$279,689	$9,546	$(40)	$289,195
September 30, 2011:
Government-sponsored entities debt *	$60,017	$1,312	$(9)	$61,320
State and municipal obligations	40,605	2,871	(28)	43,448
Mortgage-backed securities **	171,280	5,581	(6)	176,855
Corporate stocks	255	59	(11)	303
	$272,157	$9,823	$(54)	$281,926

* - Government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

*** Securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”)

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2012:
Federal Home Loan Bank stock	$6,664	$—	$—	$6,664
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$7,996	$—	$—	$7,996
December 31, 2011:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	9,932	—	—	9,932
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$18,292	$—	$—	$18,292
September 30, 2011:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	12,062	—	—	12,062
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$20,422	$—	$—	$20,422

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2012 and ultimate recoverability of the par value of these investments is probable.

Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT.  In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012, with no gain or loss.

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$1,311	$1,331	$1,371	$1,382
Due after one year through five years	701	709	11,845	12,066
Due after five years through ten years	9,051	9,659	71,060	73,370
Due after ten years	5,505	6,051	377,977	389,205
	$16,568	$17,750	$462,253	$476,023

Note 5 — Investment Securities (Continued)

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2012, December 31, 2011 and September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$1	$3,979	$—	$—
State and municipal obligations	44	5,983	—	—
Mortgage-backed securities	82	18,849	—	—
FHLMC preferred stock	46	102	—	—
	$173	$28,913	$—	$—

December 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$3	$5,505	$—	$—
State and municipal obligations	—	420	31	724
Mortgage-backed securities	6	6,601	—	—
	$9	$12,526	$31	$724

September 30, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$9	$5,502	$—	$—
State and municipal obligations	3	675	25	476
Mortgage-backed securities	6	3,647	—	—
Corporate stocks	11	14	—	—
	$29	$9,838	$25	$476

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011

Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$273,606	$310,845	$316,072
Commercial non-owner occupied	278,935	299,698	304,616
Total commercial non-owner occupied real estate	552,541	610,543	620,688
Consumer real estate:
Consumer owner occupied	430,825	391,529	394,205
Home equity loans	255,677	264,986	264,588
Total consumer real estate	686,502	656,515	658,793
Commercial owner occupied real estate	787,623	742,890	719,791
Commercial and industrial	245,285	220,454	216,573
Other income producing property	131,832	140,693	142,325
Consumer	86,729	85,342	84,972
Other loans	26,840	14,128	18,497
Total non-acquired loans	2,517,352	2,470,565	2,461,639
Less allowance for loan losses	(46,439)	(49,367)	(49,110)
Non-acquired loans, net	$2,470,913	$2,421,198	$2,412,529

Note 6 — Loans and Allowance for Loan Losses (Continued)

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

September 30, 2012:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$20,312	$32,989	$53,301
Commercial real estate	28,698	46,059	74,757
Commercial real estate—construction and development	18,415	18,020	36,435
Residential real estate	42,481	66,896	109,377
Consumer	1,257	3,700	4,957
Commercial and industrial	9,707	15,636	25,343
Single pay	4,694	170	4,864
Total covered loans	$125,564	$183,470	$309,034
Non-covered loans:
Commercial real estate	11,202	65,485	76,687
Commercial real estate—construction and development	6,582	15,300	21,882
Residential real estate	5,734	90,330	96,064
Consumer	1,469	3,699	5,168
Commercial and industrial	2,240	9,916	12,156
Total non-covered loans	27,227	184,730	211,957
Total acquired loans	152,791	368,200	520,991
Less allowance for loan losses	(24,828)	(6,310)	(31,138)
Acquired loans, net	$127,963	$361,890	$489,853

December 31, 2011:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$24,073	$36,756	$60,829
Commercial real estate	39,685	67,780	107,465
Commercial real estate—construction and development	29,528	21,425	50,953
Residential real estate	52,727	76,863	129,590
Consumer	2,669	2,427	5,096
Commercial and industrial	14,800	21,702	36,502
Single pay	3,852	208	4,060
Total covered loans	$167,334	$227,161	$394,495
Non-covered loans:
Commercial real estate	305	557	862
Commercial real estate—construction and development	5	47	52
Residential real estate	244	939	1,183
Consumer	2,723	77	2,800
Commercial and industrial	219	2,590	2,809
Total non-covered loans	3,496	4,210	7,706
Total acquired loans	170,830	231,371	402,201
Less allowance for loan losses	(23,875)	(7,745)	(31,620)
Acquired loans, net	$146,955	$223,626	$370,581

Note 6 — Loans and Allowance for Loan Losses (Continued)

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

September 30, 2011:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$23,593	$39,473	$63,066
Commercial real estate	44,202	71,687	115,889
Commercial real estate—construction and development	38,096	22,514	60,610
Residential real estate	55,878	78,647	134,525
Consumer	3,074	4,932	8,006
Commercial and industrial	16,054	24,906	40,960
Single pay	3,732	210	3,942
Total covered loans	184,629	242,369	426,998
Non-covered loans:
Commercial real estate	300	617	917
Commercial real estate—construction and development	28	48	76
Residential real estate	250	693	943
Consumer	3,464	302	3,766
Commercial and industrial	323	2,738	3,061
Total non-covered loans	4,365	4,398	8,763
Total acquired loans	188,994	246,767	435,761
Less allowance for loan losses	(25,438)	(4,432)	(29,870)
Acquired loans, net	$163,556	$242,335	$405,891

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired loans (impaired and non-impaired) as of September 30, 2012, December 31, 2011, and September 30, 2011 are as follows:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

September 30, 2012:
Contractual principal and interest	$255,431	$486,661	$742,092
Non-accretable difference	(63,933)	(49,822)	(113,755)
Cash flows expected to be collected	191,498	436,839	628,337
Accretable yield	(38,707)	(68,639)	(107,346)
Carrying value	$152,791	$368,200	$520,991
Allowance for acquired loan losses	$(24,828)	$(6,310)	$(31,138)

December 31, 2011:
Contractual principal and interest	$382,760	$361,726	$744,486
Non-accretable difference	(176,601)	(71,084)	(247,685)
Cash flows expected to be collected	206,159	290,642	496,801
Accretable yield	(35,329)	(59,271)	(94,600)
Carrying value	$170,830	$231,371	$402,201
Allowance for acquired loan losses	$(23,875)	$(7,745)	$(31,620)

September 30, 2011:
Contractual principal and interest	$407,068	$387,106	$794,174
Non-accretable difference	(181,398)	(76,826)	(258,224)
Cash flows expected to be collected	225,670	310,280	535,950
Accretable yield	(36,676)	(63,513)	(100,189)
Carrying value	$188,994	$246,767	$435,761
Allowance for acquired loan losses	$(25,438)	$(4,432)	$(29,870)

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

The unpaid principal balance for acquired loans was $682.3 million at September 30, 2012, of which $234.8 million was from loans impaired at acquisition and $447.5 million was from loans not impaired at acquisition.  The unpaid principal balance for acquired loans was $597.7 million at December 31, 2011, of which $282.6 million was from loans impaired at acquisition and $315.4 million was from loans not impaired at acquisition.   The unpaid principal balance for acquired loans was $654.8 million at September 30, 2011, of which $315.5 million was from loans impaired at acquisition and $339.3 million was from loans not impaired at acquisition.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following are changes in the carrying value of acquired loans during the nine months ended September 30, 2012 and 2011:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total

Balance, December 31, 2011	$146,955	$223,626	$370,581
Fair value of acquired loans	30,735	203,510	234,245
Net reductions for payments, foreclosures, and accretion	(48,774)	(66,681)	(115,455)
Change in the allowance for loan losses on acquired loans	(953)	1,435	482
Balance, September 30, 2012, net of allowance for loan losses on acquired loans	$127,963	$361,890	$489,853

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	92,541	129,893	222,434
Net reductions for payments, foreclosures, and accretion	(46,606)	(61,105)	(107,711)
Change in the allowance for loan losses on acquired loans	(25,438)	(4,432)	(29,870)
Balance, September 30, 2011, net of allowance for loan losses on acquired loans	$163,556	$242,335	$405,891

The following are changes in the carrying amount of accretable difference for acquired impaired and non-impaired loans for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2012	2011

Beginning at beginning of period	$94,600	$44,684
Addition from the Habersham acquisition	—	28,115
Addition from BankMeridian acquisition	—	21,216
Addition from the Peoples acquisition	34,921	—
Interest income	(36,156)	(30,152)
Reclass of nonaccretable difference due to improvement in expected cash flows	26,399	42,273
Other changes, net	(12,418)	(5,947)
Balance at end of period	$107,346	$100,189

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

An aggregated analysis of the changes in allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended September 30, 2012:
Balance at beginning of period	$47,269	$35,813	$83,082
Loans charged-off	(5,940)	—	(5,940)
Recoveries of loans previously charged off	610	—	610
Net charge-offs	(5,330)	—	(5,330)
Provision for loan losses	4,500	(4,675)	(175)
Benefit attributable to FDIC loss share agreements	—	4,219	4,219
Total provision for loan losses charged to operations	4,500	(456)	4,044
Provision for loan losses recorded through the FDIC loss share receivable	—	(4,219)	(4,219)
Balance at end of period	$46,439	$31,138	$77,577

Three months ended September 30, 2011:
Balance at beginning of period	$48,180	$25,545	$73,725
Loans charged-off	(7,858)	—	(7,858)
Recoveries of loans previously charged off	681	—	681
Net charge-offs	(7,177)	—	(7,177)
Provision for loan losses	8,107	4,325	12,432
Benefit attributable to FDIC loss share agreements	—	(4,109)	(4,109)
Total provision for loan losses charged to operations	8,107	216	8,323
Provision for loan losses recorded through the FDIC loss share receivable	—	4,109	4,109
Balance at end of period	$49,110	$29,870	$78,980

Note 6 — Loans and Allowance for Loan Losses (Continued)

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Nine months ended September 30, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(17,193)	—	(17,193)
Recoveries of loans previously charged off	3,075	—	3,075
Net charge-offs	(14,118)	—	(14,118)
Provision for loan losses	11,190	(482)	10,708
Benefit attributable to FDIC loss share agreements	—	700	700
Total provision for loan losses charged to operations	11,190	218	11,408
Provision for loan losses recorded through the FDIC loss share receivable	—	(700)	(700)
Balance at end of period	$46,439	$31,138	$77,577

Nine months ended September 30, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(21,950)	—	(21,950)
Recoveries of loans previously charged off	1,863	—	1,863
Net charge-offs	(20,087)	—	(20,087)
Provision for loan losses	21,685	29,870	51,555
Benefit attributable to FDIC loss share agreements	—	(28,376)	(28,376)
Total provision for loan losses charged to operations	21,685	1,494	23,179
Provision for loan losses recorded through the FDIC loss share receivable	—	28,376	28,376
Balance at end of period	$49,110	$29,870	$78,980

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans for the three months ended September 30, 2012 and 2011.

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2012
Allowance for loan losses:
Balance, June 30, 2012	$12,267	$5,432	$9,476	$7,617	$3,992	$3,765	$3,410	$1,064	$246	$47,269
Charge-offs	(3,441)	(504)	(334)	(545)	(203)	(270)	(84)	(523)	(36)	(5,940)
Recoveries	187	126	—	24	54	19	52	148	—	610
Provision	2,480	556	393	681	—	260	23	105	2	4,500
Balance, September 30, 2012	$11,493	$5,610	$9,535	$7,777	$3,843	$3,774	$3,401	$794	$212	$46,439

Loans individually evaluated for impairment	$1,151	$676	$402	$218	$—	$—	$125	$—	$—	$2,572
Loans collectively evaluated for impairment	$10,340	$4,935	$9,134	$7,559	$3,843	$3,774	$3,276	$794	$212	$43,867

Loans:
Loans individually evaluated for impairment	$12,680	$7,121	$18,377	$2,613	$—	$474	$2,778	$—	$—	$44,043
Loans collectively evaluated for impairment	260,926	271,814	769,246	428,212	255,677	244,811	129,054	86,729	26,840	2,473,309

Total non-acquired loans	$273,606	$278,935	$787,623	$430,825	$255,677	$245,285	$131,832	$86,729	$26,840	$2,517,352

Note 6 — Loans and Allowance for Loan Losses (Continued)

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2011
Allowance for loan losses:
Balance, June 30, 2011	$13,548	$6,271	$8,357	$6,401	$4,403	$4,299	$3,089	$1,528	$284	$48,180
Charge-offs	(2,440)	(1,052)	(1,125)	(739)	(1,054)	(452)	(477)	(40)	(479)	(7,858)
Recoveries	161	5	149	—	10	132	210	—	14	681
Provision	3,059	1,255	813	881	1,001	254	325	170	349	8,107
Balance, September 30, 2011	$14,328	$6,479	$8,194	$6,543	$4,360	$4,233	$3,147	$1,658	$168	$49,110

Loans individually evaluated for impairment	$2,384	$438	$439	$278	$—	$—	$188	$—	$—	$3,727
Loans collectively evaluated for impairment	$11,944	$6,041	$7,755	$6,265	$4,360	$4,233	$2,959	$1,658	$168	$45,383

Loans:
Loans individually evaluated for impairment	$20,413	$11,737	$14,578	$2,959	$—	$4,723	$2,994	$—	$—	$57,404
Loans collectively evaluated for impairment	295,659	292,879	705,213	391,246	264,588	211,850	139,331	84,972	18,497	2,404,235

Total non-acquired loans	$316,072	$304,616	$719,791	$394,205	$264,588	$216,573	$142,325	$84,972	$18,497	$2,461,639

The following tables present a disaggregated analysis of activity in the allowance for loan losses for non-acquired loans for the nine months ended September 30, 2012 and 2011.

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

September 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(7,073)	(1,877)	(2,009)	(1,850)	(1,251)	(705)	(824)	(1,454)	(150)	(17,193)
Recoveries	1,213	222	2	44	460	201	347	575	11	3,075
Provision	4,980	1,156	1,186	2,130	365	377	242	528	226	11,190
Balance, September 30, 2012	$11,493	$5,610	$9,535	$7,777	$3,843	$3,774	$3,401	$794	$212	$46,439

September 30, 2011
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(9,217)	(2,808)	(2,157)	(2,692)	(1,808)	(900)	(1,320)	(156)	(892)	(21,950)
Recoveries	391	43	157	106	101	241	372	59	393	1,863
Provision	8,912	2,816	2,380	3,069	1,643	579	1,261	564	461	21,685
Balance, September 30, 2011	$14,328	$6,479	$8,194	$6,543	$4,360	$4,233	$3,147	$1,658	$168	$49,110

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans for the three months ended September 30, 2012 and 2011.

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total

September 30, 2012
Allowance for loan losses:
Balance, June 30, 2012	$16,871	$1,812	$3,238	$4,415	$73	$4,749	$4,655	$35,813
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,059)	(1,365)	(1,744)	41	16	(478)	(86)	(4,675)
Benefit attributable to FDIC loss share agreements	1,006	1,296	1,415	(39)	(14)	473	82	4,219
Total provision for loan losses charged to operations	(53)	(69)	(329)	2	2	(5)	(4)	(456)
Provision for loan losses recorded through the FDIC loss share receivable	(1,006)	(1,296)	(1,415)	39	14	(473)	(82)	(4,219)
Balance, September 30, 2012	$15,812	$447	$1,494	$4,456	$89	$4,271	$4,569	$31,138
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$15,812	$447	$1,494	$4,456	$89	$4,271	$4,569	$31,138

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$53,301	$151,444	$58,317	$205,441	$10,125	$37,499	$4,864	$520,991
Total acquired loans	$53,301	$151,444	$58,317	$205,441	$10,125	$37,499	$4,864	$520,991

*The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total

September 30, 2011
Allowance for loan losses:
Balance, June, 2011	$16,807	$1,318	$—	$1,926	$—	$1,929	$3,565	$25,545
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,752	—	—	—	—	2,573	—	4,325
Benefit attributable to FDIC loss share agreements	(1,664)	—	—	—	—	(2,444)	—	(4,109)
Total provision for loan losses charged to operations	88	—	—	—	—	129	—	216
Provision for loan losses recorded through the FDIC loss share receivable	1,664	—	—	—	—	2,444	—	4,109
Balance, September 30, 2011	$18,559	$1,318	$—	$1,926	$—	$4,502	$3,565	$29,870
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$18,559	$1,318	$—	$1,926	$—	$4,502	$3,565	$29,870

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	63,066	116,806	60,686	135,468	11,772	44,021	3,942	435,761

Total acquired loans	$63,066	$116,806	$60,686	$135,468	$11,772	$44,021	$3,942	$435,761

*The carrying value of acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses for acquired loans for the nine months ended September 30, 2012 and 2011.

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total

September 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$31,620
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(894)	(871)	1,494	(1,015)	89	(293)	1,008	(482)
Benefit attributable to FDIC loss share agreements	814	819	(1,268)	1,091	(71)	271	(956)	700
Total provision for loan losses charged to operations	(80)	(52)	226	76	18	(22)	52	218
Provision for loan losses recorded through the FDIC loss share receivable	(814)	(819)	1,268	(1,091)	71	(271)	956	(700)
Balance, September 30, 2012	$15,812	$447	$1,494	$4,456	$89	$4,271	$4,569	$31,138

September 30, 2011
Allowance for loan losses:
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	18,559	1,318	—	1,926	—	4,502	3,565	29,870
Benefit attributable to FDIC loss share agreements	(17,630)	(1,252)	—	(1,830)	—	(4,277)	(3,387)	(28,376)
Total provision for loan losses charged to operations	929	66	—	96	—	225	178	1,495
Provision for loan losses recorded through the FDIC loss share receivable	17,630	1,252	—	1,830	—	4,277	3,387	28,376
Balance, September 30, 2011	$18,559	$1,318	$—	$1,926	$—	$4,502	$3,565	$29,870

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$216,801	$232,131	$228,166	$223,235	$231,954	$233,283	$716,283	$656,914	$635,881
Special mention	29,894	33,254	40,294	34,470	43,733	51,241	29,565	38,511	45,398
Substandard	26,867	45,460	47,612	21,230	24,011	20,092	41,740	47,465	38,512
Doubtful	44	—	—	—	—	—	35	—	—
	$273,606	$310,845	$316,072	$278,935	$299,698	$304,616	$787,623	$742,890	$719,791

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$230,317	$207,063	$200,996	$114,409	$117,237	$118,502	$1,501,045	$1,445,299	$1,416,828
Special mention	8,996	6,949	6,598	8,755	11,885	11,823	111,680	134,332	155,354
Substandard	5,972	6,442	8,979	8,668	11,571	12,000	104,477	134,949	127,195
Doubtful	—	—	—	—	—	—	79	—	—
	$245,285	$220,454	$216,573	$131,832	$140,693	$142,325	$1,717,281	$1,714,580	$1,699,377

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$383,152	$342,307	$343,662	$241,278	$247,929	$246,970	$85,488	$84,189	$83,842
Special mention	23,556	25,298	28,348	8,420	10,018	9,904	799	682	665
Substandard	24,117	23,924	22,195	5,955	7,039	7,714	442	471	465
Doubtful	—	—	—	24	—	—	—	—	—
	$430,825	$391,529	$394,205	$255,677	$264,986	$264,588	$86,729	$85,342	$84,972

	Other			Consumer Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2012	2011	2011	2012	2011	2011

Pass	$26,840	$14,128	$18,497	$736,758	$688,553	$692,971
Special mention	—	—	—	32,775	35,998	38,917
Substandard	—	—	—	30,514	31,434	30,374
Doubtful	—	—	—	24	—	—
	$26,840	$14,128	$18,497	$800,071	$755,985	$762,262

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011

Pass	$2,237,803	$2,133,852	$2,109,799
Special mention	144,455	170,330	194,271
Substandard	134,991	166,383	157,569
Doubtful	103	—	—
	$2,517,352	$2,470,565	$2,461,639

At September 30, 2012, the aggregate amount of non-acquired substandard and doubtful loans totaled $135.1 million. When these loans are combined with non-acquired OREO of $22.4 million, our non-acquired classified assets (as defined by the state of South Carolina and the FDIC, our primary federal regulators) were $157.5 million. At December 31, 2011, the amounts were $166.4 million, $18.0 million, and $184.4 million, respectively. At September 30, 2011, the amounts were $157.6 million, $22.7 million, and $180.3 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of covered acquired loans, net of the related discount:

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$15,854	$17,257	$18,554	$24,992	$33,770	$37,268	$7,427	$11,791	$12,000
Special mention	3,462	5,164	6,234	12,505	22,089	23,971	4,875	5,947	7,927
Substandard	33,985	38,408	38,278	37,095	51,108	54,150	22,639	30,566	37,903
Doubtful	—	—	—	165	498	500	1,494	2,649	2,780
	$53,301	$60,829	$63,066	$74,757	$107,465	$115,889	$36,435	$50,953	$60,610

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$42,101	$51,223	$57,168	$2,437	$3,123	$4,002	$8,231	$9,007	$12,667
Special mention	22,314	19,827	19,735	703	445	878	4,278	6,963	8,357
Substandard	44,529	55,202	54,609	1,784	1,526	2,607	12,779	19,476	18,787
Doubtful	433	3,338	3,013	33	2	519	55	1,056	1,149
	$109,377	$129,590	$134,525	$4,957	$5,096	$8,006	$25,343	$36,502	$40,960

	Single Pay
	September 30,	December 31,	September 30,
	2012	2011	2011

Pass	$1,881	$465	$468
Special mention	52	62	62
Substandard	2,931	3,533	3,412
Doubtful	—	—	—
	$4,864	$4,060	$3,942

The following table presents the credit risk profile by risk grade of non-covered acquired loans, net of the related discount:

				Commercial Real Estate—
	Commercial Real Estate			Construction and Development			Residential Real Estate
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011

Pass	$60,774	$799	$866	$13,924	$47	$48	$85,173	$795	$765
Special mention	5,243	38	37	2,206	—	—	5,008	22	—
Substandard	10,670	25	14	5,752	5	28	5,883	366	178
Doubtful	—	—	—	—	—	—	—	—	—
	$76,687	$862	$917	$21,882	$52	$76	$96,064	$1,183	$943

	Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2012	2011	2011	2012	2011	2011

Pass	$4,699	$2,378	$3,125	$8,813	$2,201	$2,363
Special mention	256	146	207	1,003	332	370
Substandard	213	276	434	2,340	276	328
Doubtful	—	—	—	—	—	—
	$5,168	$2,800	$3,766	$12,156	$2,809	$3,061

The risk grading of acquired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on covered acquired loans, the Company’s risk of loss is mitigated by the FDIC loss share arrangement.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans, as of September 30, 2012, December 31, 2011, and September 30, 2011:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

September 30, 2012
Commercial real estate:
Construction and land development	$1,751	$902	$10,789	$13,442	$260,164	$273,606
Commercial non-owner occupied	343	1,364	4,253	5,960	272,975	278,935
Commercial owner occupied	3,195	2,703	7,137	13,035	774,588	787,623
Consumer real estate:
Consumer owner occupied	1,731	501	5,007	7,239	423,586	430,825
Home equity loans	982	416	597	1,995	253,682	255,677
Commercial and industrial	425	280	384	1,089	244,196	245,285
Other income producing property	441	58	3,746	4,245	127,587	131,832
Consumer	722	161	56	939	85,790	86,729
Other loans	80	35	47	162	26,678	26,840
	$9,670	$6,420	$32,016	$48,106	$2,469,246	$2,517,352

December 31, 2011
Commercial real estate:
Construction and land development	$1,056	$2,793	$13,176	$17,025	$293,820	$310,845
Commercial non-owner occupied	998	539	10,088	11,625	288,073	299,698
Commercial owner occupied	2,731	902	12,936	16,569	726,321	742,890
Consumer real estate:
Consumer owner occupied	3,288	762	5,819	9,869	381,660	391,529
Home equity loans	889	360	647	1,896	263,090	264,986
Commercial and industrial	389	142	1,218	1,749	218,705	220,454
Other income producing property	192	29	4,185	4,406	136,287	140,693
Consumer	302	130	33	465	84,877	85,342
Other loans	97	74	46	217	13,911	14,128
	$9,942	$5,731	$48,148	$63,821	$2,406,744	$2,470,565

September 30, 2011
Commercial real estate:
Construction and land development	$578	$3,726	$14,375	$18,679	$297,393	$316,072
Commercial non-owner occupied	779	823	9,017	10,619	293,997	304,616
Commercial owner occupied	1,164	1,147	10,586	12,897	706,894	719,791
Consumer real estate:
Consumer owner occupied	855	1,687	5,452	7,994	386,211	394,205
Home equity loans	1,341	193	694	2,228	262,360	264,588
Commercial and industrial	1,165	358	159	1,682	214,891	216,573
Other income producing property	232	411	3,825	4,468	137,857	142,325
Consumer	295	79	40	414	84,558	84,972
Other loans	92	33	41	166	18,331	18,497
	$6,501	$8,457	$44,189	$59,147	$2,402,492	$2,461,639

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired loans as of September 30, 2012, December 31, 2011, and September 30, 2011:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
September 30, 2012
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$3,174	$—	$21,638	$24,812	$28,489	$53,301
Commercial real estate	3,609	340	14,700	18,649	56,108	74,757
Commercial real estate—construction and development	2,259	766	13,124	16,149	20,286	36,435
Residential real estate	3,415	1,131	13,191	17,737	91,640	109,377
Consumer	121	76	812	1,009	3,948	4,957
Commercial and industrial	586	458	5,088	6,132	19,211	25,343
Single pay	1	3	270	274	4,590	4,864
	13,165	2,774	68,823	84,762	224,272	309,034
Non-covered loans:
Commercial real estate	681	147	1,146	1,974	74,713	76,687
Commercial real estate—construction and development	565	153	1,103	1,821	20,061	21,882
Residential real estate	682	—	146	828	95,236	96,064
Consumer	52	24	24	100	5,068	5,168
Commercial and industrial	169	20	44	233	11,923	12,156
	2,149	344	2,463	4,956	207,001	211,957
	$15,314	$3,118	$71,286	$89,718	$431,273	$520,991
December 31, 2011
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$—	$990	$27,582	$28,572	$32,257	$60,829
Commercial real estate	3,720	2,422	21,361	27,503	79,962	107,465
Commercial real estate—construction and development	2,907	1,121	20,704	24,732	26,221	50,953
Residential real estate	3,218	2,225	14,971	20,414	109,176	129,590
Consumer	179	125	423	727	4,369	5,096
Commercial and industrial	1,360	473	9,422	11,255	25,247	36,502
Single pay	79	5	2,866	2,950	1,110	4,060
	11,463	7,361	97,329	116,153	278,342	394,495
Non-covered loans:
Commercial real estate	—	—	—	—	862	862
Commercial real estate—construction and development	—	—	—	—	52	52
Residential real estate	59	—	—	59	1,124	1,183
Consumer	70	39	129	238	2,562	2,800
Commercial and industrial	50	39	115	204	2,605	2,809
	179	78	244	501	7,205	7,706
	$11,642	$7,439	$97,573	$116,654	$285,547	$402,201
September 30, 2011
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$2,294	$1,440	$27,287	$31,021	$32,045	$63,066
Commercial real estate	2,582	1,047	23,253	26,882	89,007	115,889
Commercial real estate—construction and development	1,604	676	27,004	29,284	31,326	60,610
Residential real estate	3,661	2,609	14,554	20,824	113,701	134,525
Consumer	436	172	829	1,437	6,569	8,006
Commercial and industrial	1,068	1,786	9,010	11,864	29,096	40,960
Single pay	53	58	2,638	2,749	1,193	3,942
	11,698	7,788	104,575	124,061	302,937	426,998
Non-covered loans:
Commercial real estate	—	—	—	—	917	917
Commercial real estate—construction and development	—	—	21	21	55	76
Residential real estate	178	—	—	178	765	943
Consumer	55	57	107	219	3,547	3,766
Commercial and industrial	55	—	185	240	2,821	3,061
	288	57	313	658	8,105	8,763
	$11,986	$7,845	$104,888	$124,719	$311,042	$435,761

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance

September 30, 2012
Commercial real estate:
Construction and land development	$22,233	$9,479	$3,201	$12,680	$1,151
Commercial non-owner occupied	11,354	4,095	3,026	7,121	676
Commercial owner occupied	23,148	13,021	5,356	18,377	402

Consumer real estate:
Consumer owner occupied	2,774	1,418	1,195	2,613	218
Home equity loans	—	—	—	—	—

Commercial and industrial	550	474	—	474	—
Other income producing property	3,529	1,668	1,110	2,778	125
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$63,588	$30,155	$13,888	$44,043	$2,572

December 31, 2011
Commercial real estate:
Construction and land development	$34,076	$19,521	$5,228	$24,749	$1,646
Commercial non-owner occupied	14,269	9,704	2,336	12,040	706
Commercial owner occupied	21,072	10,692	7,025	17,717	1,510

Consumer real estate:
Consumer owner occupied	2,815	607	1,987	2,594	262
Home equity loans	—	—	—	—	—

Commercial and industrial	1,788	1,576	—	1,576	—
Other income producing property	4,393	2,132	1,243	3,375	289
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$78,413	$44,232	$17,819	$62,051	$4,413

September 30, 2011
Commercial real estate:
Construction and land development	$31,695	$11,839	$8,574	$20,413	$2,384
Commercial non-owner occupied	14,770	10,675	1,062	11,737	438
Commercial owner occupied	17,140	9,784	4,794	14,578	439

Consumer real estate:
Consumer owner occupied	3,423	947	2,012	2,959	278
Home equity loans	—	—	—	—	—

Commercial and industrial	4,912	4,723	—	4,723	—
Other income producing property	3,270	2,357	637	2,994	188
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$75,210	$40,325	$17,079	$57,404	$3,727

Acquired loans are accounted for in pools as shown on pages 14-15 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on non-acquired impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$15,644	$12	$21,087	$46
Commercial non-owner occupied	5,766	54	11,989	64
Commercial owner occupied	16,397	154	10,790	210

Consumer real estate:
Consumer owner occupied	2,640	12	2,370	18
Home equity loans	—	—	—	—

Commercial and industrial	477	1	1,096	104
Other income producing property	2,820	4	2,672	11
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$43,744	$237	$50,004	$453

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$18,785	$63	$22,693	$114
Commercial non-owner occupied	8,006	69	11,546	89
Commercial owner occupied	16,683	262	11,413	301

Consumer real estate:
Consumer owner occupied	2,530	54	1,889	41
Home equity loans	—	—	—	—

Commercial and industrial	1,065	1	1,085	104
Other income producing property	3,451	21	1,903	26
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$50,520	$470	$50,529	$675

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011

Commercial non-owner occupied real estate:
Construction and land development	$12,717	$21,347	$18,542
Commercial non-owner occupied	5,526	10,931	10,870
Total commercial non-owner occupied real estate	18,243	32,278	29,412
Consumer real estate:
Consumer owner occupied	9,929	8,017	7,807
Home equity loans	518	1,005	1,752
Total consumer real estate	10,447	9,022	9,559
Commercial owner occupied real estate	11,554	15,405	11,957
Commercial and industrial	1,349	1,913	4,961
Other income producing property	4,481	5,329	5,069
Consumer	221	223	205
Other loans	—	—	—
Restructured loans	12,882	11,807	11,698
Total loans on nonaccrual status	$59,177	$75,977	$72,861

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	—	$—	$—	3	$387	$384
Commercial owner occupied	2	4,659	4,607	—	—	—
Other income producing property	—	—	—	1	46	44
Total interest rate modifications	2	$4,659	$4,607	4	$433	$428

Term modification
Construction and land development	—	—	—	1	2,443	2,443
Total term modifications	—	$—	$—	1	$2,443	$2,443

	2	$4,659	$4,607	5	$2,876	$2,871

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	1	$165	$159	14	$3,122	$3,059
Commercial owner occupied	3	5,102	5,047	2	1,334	1,302
Consumer owner occupied	—	—	—	2	759	743
Other income producing property	—	—	—	1	46	44
Total interest rate modifications	4	$5,267	$5,206	19	$5,261	$5,148

Term modification
Construction and land development	1	230	223	1	2,443	2,443
Commercial owner occupied	—	—	—	2	927	872
Consumer owner occupied	—	—	—	1	605	600
Total term modifications	1	$230	$223	4	$3,975	$3,915

	5	$5,497	$5,429	23	$9,236	$9,063

At September 30, 2012, December 31, 2011, and September 30, 2011, the balance of accruing TDRs was $6.3 million, $5.8 million, and $5.1 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of September 30, 2012 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	6	$6,014	—	$—	1	$14
Term modification	2	664	—	—	—	—
	8	$6,678	—	$—	1	$14

The amount of specific reserve associated with non-acquired restructured loans was $1.2 million at September 30, 2012, none of which was related to the restructured loans that had subsequently defaulted.  The Company had no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2012.

Note 7—Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the periods ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$262,651	$212,103
FDIC loss share receivable recorded for Habersham agreement	—	87,418
FDIC loss share receivable recorded for BankMeridian agreement	—	50,753
Increase (decrease) in expected losses on loans	(710)	28,375
Additional losses on OREO	8,324	11,076
Reimbursable expenses	7,055	9,803
Amortization of discounts and premiums, net	(14,226)	(7,049)
Reimbursements from FDIC	(88,773)	(117,821)
Balance at end of period	$174,321	$274,658

The FDIC receivable for loss share agreements is measured separately from the related covered assets.  At September 30, 2012, the projected cash flows related to the FDIC receivable for losses on assets acquired was approximately $49.1 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  In October and November of 2012, the Company expects to receive $20.6 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to the BankMeridian acquisition.  This amount is determined each reporting period and at September 30, 2012, is estimated to be approximately $2.7 million at the end of the loss share agreement (in ten years).  The actual payment will be determined at the end of the loss sharing agreement term for each of the three FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT or Habersham Bank FDIC-assisted transactions as of September 30, 2012.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at September 30, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	7,916	—	7,916
Additions	21,185	19,146	40,331
Write-downs	(4,798)	(8,850)	(13,648)
Sold	(14,841)	(29,082)	(43,923)
Balance, September 30, 2012	$27,484	$47,063	$74,547

The following is a summary of information pertaining to OREO at September 30, 2011:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Acquired in BankMeridian acquisition	—	4,826	4,826
Additions	19,801	33,697	53,498
Write-downs	(6,080)	(11,659)	(17,739)
Sold	(8,299)	(30,934)	(39,233)
Balance, September 30, 2011	$22,686	$79,740	$102,426

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At September 30, 2012, there were 599 properties included in OREO, with 129 uncovered and 470 covered by loss share agreement with the FDIC.  At September 30, 2011, there were 967 properties in OREO, with 92 uncovered and 875 covered by loss share agreement with the FDIC. For more information regarding the auction of a portion of the Company’s covered OREO, see Note 17 to these financial statements.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011

Certificates of deposit	$898,742	$903,874	$981,030
Interest-bearing demand deposits	1,558,458	1,432,806	1,385,541
Non-interest bearing demand deposits	818,633	658,454	653,924
Savings deposits	309,770	258,644	263,981
Other time deposits	3,695	694	3,177
Total deposits	$3,589,298	$3,254,472	$3,287,653

The aggregate amounts of time deposits in denominations of $100,000 or more at September 30, 2012, December 31, 2011, and September 30, 2011 were $375.2 million, $392.7 million and $422.5 million, respectively.  In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At September 30, 2012, December 31, 2011, and September 30, 2011, the Company had $109.9 million, $124.2 million, and $149.9 million in certificates of deposits greater than $250,000, respectively.  The Company did not have brokered certificates of deposit at September 30, 2012, December 31, 2011 or September 30, 2011.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2012.

The components of net periodic pension expense recognized during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Interest cost	$(258)	$(274)	$(774)	$(822)
Expected return on plan assets	407	400	1,222	1,200
Recognized net actuarial loss	(267)	(137)	(801)	(411)
Net periodic pension expense	$(118)	$(11)	$(353)	$(33)

The Company contributed $300,000 and $900,000 to the pension plan for the three and nine months ended September 30, 2012, respectively, and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary. The Company expensed $418,000 and $240,000 for the 401(k) plan during the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company expensed $1.1 million and $720,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2012	2011	2012	2011
Basic earnings per share:
Net income	$9,063	$10,332	$24,122	$17,766

Weighted-average basic shares	14,920	13,818	14,484	13,613
Basic earnings per share	$0.61	$0.75	$1.67	$1.30

Diluted earnings per share:
Net income	$9,063	$10,332	$24,122	$17,766

Weighted-average basic shares	14,920	13,818	14,484	13,613
Effect of dilutive securities	123	66	89	76
Weighted-average dilutive shares	15,043	13,884	14,573	13,689
Diluted earnings per share	$0.60	$0.74	$1.66	$1.28

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Number of shares	100,326	268,022	140,829	256,664
Range of exercise prices	$31.75 - $40.99	$26.01 - $40.99	$31.10 - $40.99	$26.01 - $40.99

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2012	370,207	$30.69
Granted	28,224	31.75
Exercised	(36,681)	24.54
Expired/Forfeited	(6,404)	31.17
Outstanding at September 30, 2012	355,346	31.40	4.74	$3,159

Exercisable at September 30, 2012	283,147	31.25	3.87	$2,559

Weighted-average fair value of options granted during the year	$11.55

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Nine Months Ended
	September 30,
	2012	2011

Dividend yield	2.10%	2.20%
Expected life	6 years	6 years
Expected volatility	46%	44%
Risk-free interest rate	1.06%	2.32%

Note 12 — Share-Based Compensation (Continued)

As of September 30, 2012, there was $619,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.26 years as of September 30, 2012.  The total fair value of shares vested during the nine months ended September 30, 2012 was $402,000.

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

Nonvested restricted stock for the nine months ended September 30, 2012 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2012	171,704	$30.32
Granted	47,666	32.27
Vested	(34,187)	30.30
Forfeited	(4,992)	32.03
Nonvested at September 30, 2012	180,191	30.80

As of September 30, 2012, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 3.89 years as of September 30, 2012.  The total fair value of shares vested during the nine months ended September 30, 2012 was $1.0 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2012, commitments to extend credit and standby letters of credit totaled $658.9 million.  The Company does not anticipate any material losses as a result of these transactions.

The Company and subsidiary have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB stock approximates fair value based on the redemption provisions.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non-covered and covered OREO are considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense, net of any FDIC indemnification proceeds in the case of covered OREO.

Note 14 — Fair Value (Continued)

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics; accordingly, the derivatives are classified within Level 2 of the fair value hierarchy (see Note 16—Derivative Financial Instruments for additional information).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012:
Assets
Securities available for sale:
Government-sponsored entities debt	$71,545	$—	$71,545	$—
State and municipal obligations	140,033	—	140,033	—
Mortgage-backed securities	263,970	—	263,970	—
FHLMC preferred stock	102	—	102	—
Corporate stocks	373	348	25	—
Total securities available for sale	$476,023	$348	$475,675	$—

Liabilities
Derivative financial instruments	$1,579	$—	$1,579	$—

December 31, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$49,603	$—	$49,603	$—
State and municipal obligations	43,957	—	43,957	—
Mortgage-backed securities	195,309	—	195,309	—
Corporate stocks	326	301	25	—
Total securities available for sale	$289,195	$301	$288,894	$—

Liabilities
Derivative financial instruments	$1,391	$—	$1,391	$—

September 30, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$61,320	$—	$61,320	$—
State and municipal obligations	43,448	—	43,448	—
Mortgage-backed securities	176,855	—	176,855	—
Corporate stocks	303	278	25	—
Total securities available for sale	$281,926	$278	$281,648	$—

Liabilities
Derivative financial instruments	$1,377	$—	$1,377	$—

Note 14 — Fair Value (Continued)

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2012.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2012.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2011 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2011	$2,034	$—
Change in unrealized loss recognized in other comprehensive income	95	—
Total realized losses included in income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(2,129)	—
Transfers in and/or out of level 3	—	—
Fair value, September 30, 2011	$—	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2012 or 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table presents assets that were re-measured and reported at fair value during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Non-acquired impaired loans that were re-measured and reported at fair value through a specific valuation allowance:
Carrying value of impaired loans before specific valuation allowance	$—	$22,236	$—	$46,061
Specific valuation allowance	—	(4,207)	—	(7,401)
Fair value	$—	$18,029	$—	$38,660

Non-acquired OREO re-measured at initial recognition:
Carrying value of foreclosed properties prior to re-measurement	$—	$6,542	$—	$11,102
Charge-offs recognized in the allowance for loan losses	—	(627)	—	(2,509)
Fair value	$—	$5,915	$—	$8,593

Non-acquired OREO re-measured subsequent to initial recognition:
Carrying value of foreclosed properties prior to re-measurement	$—	$21,513	$—	$27,688
Write-downs included in non-interest expense	—	(4,361)	—	(5,423)
Fair value	$—	$17,152	$—	$22,265

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

General
	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Covered under FDIC loss share agreements:
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%

Non-acquired:
Impaired loans	Discounted appraisals	Collateral discounts	0-50%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012, December 31, 2011 and September 30, 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 37 regarding fair value.

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

Note 14 — Fair Value (Continued)

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	September 30, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$278,064	$278,064	$278,064	$—	$—
Investment securities	500,587	501,769	8,344	493,425	—
Loans, net of allowance for loan losses, and loans held for sale	3,032,351	3,077,060	—	71,585	3,005,475
FDIC receivable for loss share agreements	174,321	104,231	—	—	104,231
Accrued interest receivable	10,487	10,487	—	10,487	—
Financial liabilities:
Deposits	3,589,298	3,525,346	—	3,525,346	—
Federal funds purchased and securities sold under agreements to repurchase	226,330	226,330	—	226,330	—
Other borrowings	45,807	47,826	—	47,826	—
Accrued interest payable	1,921	1,921	—	1,921	—
Interest rate swap — cash flow hedge	1,579	1,579	—	1,579	—
Off balance sheet financial instruments:
Commitments to extend credit	—	9,715	—	9,715	—
Standby letters of credit and financial guarantees	—	—	—	—	—

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$171,425	$171,425	$171,425	$—	$—
Investment securities	324,056	325,351	18,593	306,758	—
Loans, net of allowance for loan losses, and loans held for sale	2,837,588	2,859,513	—	45,809	2,813,704
FDIC receivable for loss share agreements	262,651	202,313	—	—	202,313
Accrued interest receivable	11,527	11,527	—	11,527	—
Financial liabilities:
Deposits	3,254,472	3,222,547	—	3,222,547	—
Federal funds purchased and securities sold under agreements to repurchase	180,436	180,436	—	180,436	—
Other borrowings	46,683	48,915	—	48,915	—
Accrued interest payable	2,254	2,254	—	2,254	—
Interest rate swap — cash flow hedge	1,391	1,391	—	1,391	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,657	—	7,657	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		on Securities
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total

Balance at December 31, 2011	$(7,823)	$5,934	$(860)	$(2,749)
Change in net unrealized gain on securities available for sale	—	2,638	—	2,638
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	(117)	(117)
Balance at September 30, 2012	$(7,823)	$8,572	$(977)	$(228)

Note 16 — Derivative Financial Instruments

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument in the form of an interest rate swap (cash flow hedge). The Company accounts for its interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 14 to these financial statements.

The Company utilizes the interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in accumulated other comprehensive income of $977,000 and $888,000 at September 30, 2012 and 2011, respectively. The Company recognized a $1.6 million and a $1.4 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2012 and 2011, respectively. There was no ineffectiveness in the cash flow hedge during the nine months ended September 30, 2012 and 2011.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2012 and 2011, the Company was required to provide $1.6 million and 1.4 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 17 — Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Covered OREO Sale

During the third week of October, the company auctioned 175 properties located in various counties in North Georgia.  All of these assets were held in the Company’s acquired covered OREO portfolio, and were covered under loss share agreements with the FDIC at 95% in the case of CBT or 80% in the case of Habersham Bank.  These assets had a carrying value of approximately $9.2 million, and would reduce the September 30, 2012 balance by almost 20%.  The Company expects some portion of the auctioned assets not to close; however, there is no meaningful way of estimating this fallout.

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

At September 30, 2012, we had approximately $4.3 billion in assets and 1,136 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011 and September 30, 2011.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Savannah Bancorporation Acquisition

On August 8, 2012, SCBT entered into an Agreement and Plan of Merger (the “Agreement”) with Savannah Bancorp, Inc.  (“SAVB”), of Savannah, Georgia, the bank holding company for The Savannah Bank, N.A. and Bryan Bank and Trust.  Minis & Company is one of the oldest retail investment advisory firms in the Southeast, and is a wholly-owned subsidiary of SAVB.  See Note 4 — Mergers and Acquisitions for further discussion.

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  If adopted, these new capital requirements are proposed to be phased in over time.  Additionally, the proposed U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd—Frank Act will be integrated with the requirements of Basel III.

For additional information on recent government actions, please reference PART II, Item 1A, Risk Factors on page 66 of this Form 10-Q and the caption “Government Actions” within PART I, Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of September 30, 2012, December 31, 2011 and September 30, 2011, the balance of goodwill was $66.5 million, $62.9 million, and $62.9 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first nine months of 2012, as reported by the NASDAQ Global Select Market, was $29.16 per share, and the stock price closed on September 30, 2012 at $40.28, which is above book value and tangible book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2012, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2011, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2009.

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

Results of Operations

We reported consolidated net income available to common shareholders of $9.1 million, or diluted earnings per share (“EPS”) of $0.60, for the third quarter of 2012 as compared to consolidated net income available to common shareholders of $10.3 million, or diluted EPS of $0.74, in the comparable period of 2011.  This $1.3 million decrease was the net result of the following items:

•                  Improved net interest income of $6.2 million due primarily to improved interest income on the acquired loan portfolio of $4.8 million, the increase in earning assets from the acquisition of Peoples and reduced interest expense on deposits of $2.0 million; these were partially offset by reduced interest income on non-acquired loans of $909,000.

•                  A decrease in the provision for loan losses by $4.3 million over the comparable quarter;

•                  A decrease in non-interest income of $11.6 million due primarily to the acquisition gain of $11.0 million from the BankMeridian FDIC-assisted transaction one year ago.  Customer-oriented non-interest income increased by $2.0 million with the largest increase occurring in mortgage banking income ($1.2 million).  Negative accretion on the FDIC indemnification asset increased by $3.1 million, however, this was partially offset by recoveries on acquired assets of approximately $186,000 and increases in cash surrender value of bank owned life insurance;

•                  An increase in non-interest expenses by $873,000.  The increases consisted of $1.3 million in salaries and benefits, $178,000 in net occupancy and $185,000 in professional fees.  These increases were offset by a reduction in merger and conversion related costs of $1.0 million.  These increases were due to the continued expansion from acquisitions during the past twelve months; and

•                  A decrease in the provision for income taxes of $720,000 due to the lower pre-tax net income.

We believe our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2011 as well as from June 30, 2012.  Nonperforming assets in total dollars declined from $83.1 million at June 30, 2012 to $81.8 million at September 30, 2012.  Compared to the balance of nonperforming assets at September 30, 2011, nonperforming assets decreased $14.3 million due to a reduction in nonaccrual loans of $13.7 million.  Other real estate owned (“OREO”) showed a slight decrease of $262,000.  During the third quarter of 2012, classified assets declined by $3.1 million from June 30, 2012 to $157.5 million at September 30, 2012.  Since year end 2011, classified assets have declined by $26.9 million.  Loans 30-89 days past due declined by $1.2 million to $9.3 million at September 30, 2012 from the June 30, 2012 level of $10.5 million.  The level of past dues compared to September 30, 2011 was up by approximately $900,000.  Annualized net charge-offs for the third quarter of 2012 was 0.85%, slightly up from the second quarter of 2012(0.77%), but down from the third quarter of 2011 (1.16%).

The allowance for loan losses decreased to 1.84% of total non-acquired loans at September 30, 2012, down from 2.00% at December 31, 2011 and 2.00% at September 30, 2011.  The allowance provides 0.78 times coverage of nonperforming loans at September 30, 2012, higher than 0.64 times at December 31, 2011, and 0.67 times at September 30, 2011.  During the third quarter of 2012, our non-acquired OREO increased by $4.4 million from the end of 2011 and decreased slightly by $262,000 from September 30, 2011 to $22.4 million at September 30, 2012.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was partially offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during the first nine months of 2012.  Below is a summary of the third quarter of 2012 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  The review of the performance of the loan pools during the third quarter resulted in a net increase in the overall cash flow expectations for the acquired loans;

•                  The negative accretion of the indemnification asset also increased due to the reduced cash flow expected from loss share.  This resulted in negative accretion increasing for the Habersham Bank (“Habersham”) and BankMeridian indemnified assets.

•                  The interest income on acquired loans is expected to increase in the fourth quarter of 2012, due primarily to a full quarter impact of the release attributable to the BankMeridian acquired loan portfolio compared to one-third impact in the third quarter.

As of September 30, 2012, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired loans from Peoples acquisition on the evaluation of expected cash flows.

Compared to the second quarter of 2012, our non-acquired loan portfolio has increased $36.1 million or 5.8% annualized, to $2.5 billion, driven by increases in commercial owner occupied loans of $24.3 million, or 12.7% annualized, commercial and industrial of $17.3 million, or 30.3% annualized, and consumer owner occupied of $10.5 million, or 10.0% annualized.  The acquired loan portfolio decreased by $15.2 million due to the continued decline in the covered acquired loan portfolios from charge offs, transfers to OREO and payoffs.  For the period ended September 30, 2012, mortgage loans originated and held for sale in the secondary market increased by $29.1 million as refinancing activity increased due to the continued low level of 15 and 30 year fixed mortgage interest rates.

Non-taxable equivalent net interest income for the quarter increased $6.2 million or 15.3% compared to the third quarter of 2011.  Non-taxable equivalent net interest margin increased by 5 basis points to 4.95% from the third quarter of 2011 of 4.90% due to the 30 basis point decrease in the rate on interest-bearing liabilities to 34 basis points at September 30, 2012 from 64 basis points at September 30, 2011.  This decrease was partially offset by the decline in the yield on non-acquired loans which resulted in earning assets decreasing by 23 basis points to 5.23% at September 30, 2012.  Compared to the second quarter of 2012, net interest margin (taxable equivalent) increased by 34 basis points for the third quarter of 2012.  Interest earning assets yield increased by 29 basis points from the acquired loan portfolios and interest bearing liabilities yield declined by 4 basis points compared to the second quarter of 2012 from continued decline in interest bearing deposits.

Our quarterly efficiency ratio decreased to 66.9% compared to 68.30% in the second quarter of 2012, and increased from 60.0% in the third quarter of 2011.  The decrease in the efficiency ratio compared to the second quarter of 2012 was the result of improved net interest income.  The increase in the efficiency ratio over the third quarter of 2011 was the result of much lower noninterest income in 2012 than the third quarter of 2011, which included an acquisition gain from the BankMeridian FDIC-assisted transaction of $11.0 million.  Noninterest expense was up $1.9 million compared to the second quarter of 2012 and up $1.9 million compared to the third of 2011, excluding merger and conversion related expenses.  Excluding merger and conversion related expenses, the efficiency ratio was 65.9% for the third quarter of 2012, compared to 64.70% for the second quarter of 2012 and 57.4% for the second quarter of 2011.

Diluted EPS decreased to $0.60 for the third quarter of 2012 from $0.74 for the comparable period in 2011.  Basic EPS decreased to $0.61 for the third quarter of 2012 from $0.75 for the comparable period in 2011.  The decrease in both diluted and basic EPS reflects the inclusion of the BankMeridian acquisition gain in the third quarter of 2011 offset by improved net interest income and a lower provision for loan losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected Figures and Ratios	2012	2011	2012	2011

Return on average assets (annualized)	0.83%	1.04%	0.77%	0.61%
Return on average equity (annualized)	8.40%	10.76%	7.87%	6.49%
Return on average tangible equity (annualized)*	10.74%	13.83%	10.14%	8.59%
Dividend payout ratio **	31.97%	48.39%	37.82%	89.20%
Equity to assets ratio	10.03%	9.70%	10.03%	9.70%
Average shareholders’ equity (in thousands)	$429,183	$380,933	$409,576	$365,799

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the three months ended September 30, 2012, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same period in 2011.  The decreases were driven by a 12.3% decline in net income from the comparable quarter in 2011 and an increase in average assets due to the acquisitions of BankMeridian and Peoples.

•                  Dividend payout ratio decreased to 31.97% for the three months ended September 30, 2012 compared with 36.48% for the three months ended June 30, 2012 and decreased compared to 48.39% for the three months ended September 30, 2011.  The decrease from the comparable period in 2011 reflects the higher net income in the second quarter of 2012 generated by an increase in net interest income, non-interest income, and partially offset by higher non-interest expense.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported in the prior quarter.

•                  Equity to assets ratio increased to 10.03% at September 30, 2012 compared with 9.70% at September 30, 2011.  The increase in the equity to assets ratio reflects a 9.9% increase in assets as a result of the Peoples and BankMeridian acquisitions and organic growth compared to the 13.7% increase in equity as a result of the Company’s retained earnings, which included gains on the BankMeridian acquisition, and the issuance of $31.2 million in common equity in the Peoples acquisition.

•                  Quarterly average shareholders’ equity increased $48.2 million, or 12.7%, from the quarter ended September 30, 2011 driven by the gain on the BankMeridian acquisition during the third quarter of 2011 and the issuance of $31.2 million of equity in the Peoples acquisition during the second quarter of 2012.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Return on average tangible equity (non-GAAP)	10.74%	13.83%	10.14%	8.59%
Effect to adjust for intangible assets	-2.34%	-3.07%	-2.27%	-2.10%
Return on average equity (GAAP)	8.40%	10.76%	7.87%	6.49%

Adjusted average shareholders’ equity (non-GAAP)	$349,326	$305,973	$331,779	$291,433
Average intangible assets	79,857	74,960	77,797	74,366
Average shareholders’ equity (GAAP)	$429,183	$380,933	$409,576	$365,799

Adjusted net income (non-GAAP)	$9,063	$10,668	$25,178	$18,719
Amortization of intangibles	(566)	(517)	(1,606)	(1,468)
Tax effect	200	181	550	515
Net income (GAAP)	$8,697	$10,332	$24,122	$17,766

The return on average tangible equity is a non-GAAP financial measure. It excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that this non-GAAP measure provides additional useful information, particularly since this measure is widely used by industry analysts following companies with prior merger and acquisition activities.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results or financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased by 8 basis points from the third quarter of 2011, due to the growth in interest earning assets from the Peoples acquisition, an increase in the yield of acquired loans, organic loan growth, and an increase in low cost funding in core deposits and a decline in time deposits.  The net interest margin increased by 34 basis points from the second quarter of 2012 to 5.03%.  Yields on average earning assets increased on a linked quarter basis while interest bearing liabilities continue to decline by 4 basis points.  The yields on our acquired loan portfolios increased by 2.84% from the second quarter of 2012.  This was the result of an increase in FDIC-assisted acquired loan interest income from prior period and current period releases of nonaccretable amounts attributable to improved cash flow expectations.  Compared to September 30, 2011, the yield on interest earning assets declined by 23 basis points and the rate on interest bearing liabilities declined by 30 basis points to effectively offset each other and resulted in an 8 basis points difference in the net interest margin.

The Company remained in an excess liquidity position during the third quarter of 2012, and the impact represented an estimated 18 basis points reduction in the net interest margin compared to 24 basis points from the second quarter of 2012.

Net interest income increased from the third quarter of 2011 and was driven by a reduced cost of funds and growth in average interest-earning assets due to the Peoples and BankMeridian acquisitions as well as organic growth.  Certificates of deposit average rates declined by 42 basis points compared to the same quarter one year ago, and declined by 6 basis points from the second quarter of 2012. The year over year decline in interest expense totaled $2.0 million, as the cost of certificates of deposits dropped and the mix of funding shifted to lower costing transaction accounts.  Non-TE net interest income increased from the third quarter of 2011 as a result of a volume increase in interest-earning assets.  The cost on interest bearing liabilities decreased by 30 basis points during this period.  Acquired loan portfolio balances from the Peoples acquisition and average investment securities were up and contributed to the increase in non-TE net interest income.  The increase in interest income was $6.2 million driven by the higher yield on the FDIC-assisted acquired loan portfolio, the organic loan growth and the addition of the Peoples acquired loan portfolio, and the increase in average investment securities, primarily resulting from the Peoples acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Non-TE net interest income	$46,910	$40,680	$128,482	$111,527
Non-TE yield on interest-earning assets	5.23%	5.46%	5.07%	5.24%
Non-TE rate on interest-bearing liabilities	0.34%	0.64%	0.39%	0.75%
Non-TE net interest margin	4.95%	4.90%	4.75%	4.57%
TE net interest margin	5.03%	4.95%	4.82%	4.60%

Non-TE net interest income increased $6.2 million, or 15.3%, in the third quarter of 2012 compared to the same period in 2011.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 14.4% to $3.8 billion in the third quarter of 2012 compared to the same period last year due largely to the acquisitions of Peoples and BankMeridian.

•                  Non-TE yield on interest-earning assets for the third quarter of 2012 decreased 23 basis points from the comparable period in 2011, but increased by 28 basis points from the second quarter of 2012.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2012 decreased 30 basis points from the same period in 2011, and decreased by 4 basis points compared to the second quarter of 2012.  The decrease since the third quarter of 2011 and the second quarter of 2012 is a reflection of the certificates of deposits repricing at lower interest rates as well as higher costing certificate balances accounting for a smaller portion of our total deposits.

•                  TE net interest margin increased by 8 basis points in the third quarter of 2012, compared to the third quarter of 2011.  Compared to the second quarter of 2012, TE net interest margin increased by 34 basis points.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale) increased by $140.9 million, or 4.9%, at September 30, 2012 as compared to the same period in 2011.  Acquired covered loans decreased by $118.4 million due to principal payments, charge offs, and foreclosures.  Acquired non-covered loans increased by $203.7 million due to the Peoples acquisition during the second quarter of 2012.  Non-acquired loans or legacy SCBT loans increased by $55.7 million, or 2.3%, from September 30, 2011 to September 30, 2012.  The increase was driven by loan growth in commercial owner occupied loans of $67.8 million, consumer owner occupied loans of $36.6 million, commercial and industrial of $28.7 million, and other loans of $8.4 million.  Partially offsetting the growth were reductions in construction and land development loans of $42.5 million, commercial non-owner occupied of $25.7 million, home equity of $8.9 million, and other income producing property loans of $10.5 million.

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2012	Total	2011	Total	2011	Total
Acquired covered loans	$309,034	10.2%	$394,495	13.7%	$427,466	14.8%
Acquired non-covered loans	211,957	7.0%	7,706	0.3%	8,295	0.3%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	273,606	9.0%	310,845	10.8%	316,072	11.0%
Commercial non-owner occupied	278,935	9.2%	299,698	10.4%	304,616	10.5%
Total commercial non-owner occupied real estate	552,541	18.2%	610,543	21.2%	620,688	21.4%
Consumer real estate:
Consumer owner occupied	430,825	14.2%	391,529	13.7%	394,205	13.6%
Home equity loans	255,677	8.4%	264,986	9.2%	264,588	9.1%
Total consumer real estate	686,502	22.6%	656,515	22.9%	658,793	22.7%
Commercial owner occupied real estate	787,623	25.9%	742,890	25.9%	719,791	24.8%
Commercial and industrial	245,285	8.1%	220,454	7.7%	216,573	7.5%
Other income producing property	131,832	4.3%	140,693	4.9%	142,325	4.9%
Consumer non real estate	86,729	2.9%	85,342	3.0%	84,972	2.9%
Other	26,840	0.9%	14,128	0.4%	18,471	0.5%
Total non-acquired loans	2,517,352	82.9%	2,470,565	86.0%	2,461,613	85.0%
Total loans (net of unearned income)	$3,038,343	100.0%	$2,872,766	100.0%	$2,897,374	100.0%

Note: Loan data excludes mortgage loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Non-acquired commercial non-owner occupied real estate loans represented 18.2% of total loans as of September 30, 2012 a decrease from 21.4% of total loans at the end of the same period for 2011 and 21.2% of total loans at December 31, 2011.  At September 30, 2012, non-acquired construction and land development loans represented 9.2% of our total loan portfolio, a decrease from 11.0% of our total loan portfolio at September 30, 2011.  At September 30, 2012, non-acquired construction and land development loans consisted of $175.2 million in land and lot loans and $98.4 million in construction loans, which represented 7.0% and 3.9%, respectively, of our total non-acquired loan portfolio.  At December 31, 2011, non-acquired construction and land development loans consisted of $206.0 million in land and lot loans and $104.8 million in construction loans, which represented 8.3% and 4.2%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Average total loans	$2,998,692	$2,844,834	$2,917,828	$2,751,693
Interest income on total loans	45,687	42,734	126,987	120,263
Non-TE yield	6.06%	5.96%	5.81%	5.84%

Interest earned on loans increased $3.0 million, or 6.9%, in the third quarter of 2012 compared to the third quarter of 2011.  Some key highlights for the quarter ended September 30, 2012 are outlined below:

•                  Our non-TE yield on total loans increased 10 basis points during the third quarter of 2012 while average total loans increased 5.4%, as compared to the third quarter of 2011.  The increase in average total loans was a result of the growth in both non-acquired loans and acquired loans, due to the Peoples acquisition during the second quarter of 2012.  The acquired loan portfolio effective yield improved primarily due to the impact of releases in the Habersham and CBT acquired loan portfolios.  This resulted in a yield of 12.7%, compared to approximately 12.0% one year ago.

•                  Acquired covered loans had a balance of $309.0 million at the end of the third quarter of 2012 compared to $427.5 million in September of 2011.

•                  Acquired non-covered loans grew to a balance of $212.0 million at the end of the third quarter of 2012 compared to $8.3 million in 2011 due to the loans acquired in the Peoples acquisition.

•                  Construction and land development loans decreased $42.5 million, or 13.4%, to $273.6 million from the ending balance at September 30, 2011.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved with this type of loan.

•                  Commercial non-owner occupied loans decreased $25.7 million, or 8.4%, to $278.9 million from the ending balance at September 30, 2011.

•                  Consumer real estate loans increased $27.7 million, or 4.4%, to $686.5 million from the ending balance at September 30, 2011.  The increase resulted from a $36.6 million, or 9.3%, increase in consumer owner occupied loans, partially offset by a $8.9 million, or 3.4%, decrease in home equity lines of credit (“HELOCs”) from the balance at September 30, 2011.

•                  Commercial owner occupied loans increased $67.8 million, or 9.4%, to $787.6 million from the ending balance at September 30, 2011.

•                  Commercial and industrial loans increased $28.7 million, or 13.3%, to $245.3 million from the ending balance at September 30, 2011.

•                  Consumer non-real estate loans increased $1.8 million, or 2.1%, to $86.7 million from the ending balance at September 30, 2011.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $148.7 million, which has helped keep our non-TE yield up.

The balance of mortgage loans held for sale increased $25.8 million from December 31, 2011 to $71.6 million at September 30, 2012, and increased by $25.7 million compared to the balance of mortgage loans held for sale at September 30, 2011 of $45.9 million.  The increase from both December 31, 2011 and September 30, 2011 reflects the increased customer demand for mortgage refinancing that has resulted from the low interest rates in the mortgage market.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2012, investment securities totaled $500.6 million, compared to $324.1 million at December 31, 2011 and $321.0 million at September 30, 2011.  The increase in investment securities from the comparable period of 2011 was primarily the result of the purchase of $148.0 million of investment securities as well as the acquisition of $175.9 million in Peoples investment securities partially offset by $145.1 million in sold, maturing or called securities that were typically purchased in higher interest rate environments.  This resulted in average and period-end balances increasing by 64.7% and 55.9%, respectively, from September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Average investment securities	$501,816	$304,642	$431,797	$263,458
Interest income on investment securities	3,074	2,234	8,376	6,283
Non-TE yield	2.44%	2.91%	2.59%	3.19%

Interest earned on investment securities increased 37.6% in the third quarter of 2012 compared to the third quarter of 2011.  The increase resulted largely from the $197.2 million increase in average investment securities for the third quarter, which was largely the result of purchases of GSEs and mortgage-backed securities as well as the addition of the securities from the Peoples acquisition, partially offset by a 47 basis point decrease in the average yield.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at September 30, 2012 had fair market values that, on a net basis, exceeded their book values and resulted in an unrealized gain.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2012:

	Amortized	Fair	Unrealized			BB or
(Dollars in thousands)	Cost	Value	Gain (Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2012
Government-sponsored entities debt	$70,654	$71,545	$891	$70,654	$—	$—	$—
State and municipal obligations	151,381	157,783	6,402	149,473	1,407	—	501
Mortgage-backed securities *	256,398	263,970	7,572	—	—	—	256,398
FHLMC preferred stock	148	102	(46)	—	—	—	148
Corporate stocks	240	373	133	—	—	—	240
	$478,821	$493,773	$14,952	$220,127	$1,407	$—	$257,287

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

At September 30, 2012, we had 17 securities available for sale in an unrealized loss position, which totaled $173,000.

During the third quarter of 2012 as compared to the third quarter of 2011, the total number of securities with an unrealized loss position increased by 11 securities, while the total dollar amount of the unrealized loss increased by $130,000.

All securities available for sale in an unrealized loss position as of September 30, 2012 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  Prior to July 2, 2012, other investments also included our investment in Federal Reserve Bank stock, which was liquidated for no gain or loss on that date.  The amortized cost and fair value of all these securities are equal at September 30, 2012.  As of September 30, 2012, the investment in FHLB stock represented approximately $6.7 million, or 0.2% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the third quarter of 2012, the FHLB redeemed approximately $1.1 million of our investment, at par value.

•                  Given the expectation that the various FHLBs have a high degree of government support, we have determined that the debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses.

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past fourteen consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 1.47% on August 3, 2012 related to the second quarter 2012.

•                  Subsequent to September 30, 2012, the FHLB announced a 2.43% dividend for the third quarter of 2012 and will pay the dividend on November 6, 2012.  The FHLB also announced plans to redeem excess capital stock on November 19, 2012; however, as of September 30, 2012, our Bank does not currently hold any redeemable excess capital stock.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of September 30, 2012 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Average interest-bearing liabilities	$3,070,198	$2,884,879	$2,995,985	$2,900,147
Interest expense	2,625	4,627	8,743	16,366
Average rate	0.34%	0.64%	0.39%	0.75%

The average balance of interest-bearing liabilities increased in the third quarter of 2012 compared to the third quarter of 2011.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and transaction and money market accounts.  Overall, we experienced a 30 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended September 30, 2012 grew 6.0% from the same period in 2011.

•                  Interest-bearing deposits increased 9.2% to $2.8 billion at September 30, 2012 from the period end balance at September 30, 2011 of $2.6 billion.  This was the result of the addition of $339.2 million of interest-bearing deposits from Peoples, which was partially offset by a decline in interest-bearing deposits of $202.3 million from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2012 decreased 23 basis points from the comparable period in 2011, which contributed to a decrease of $676,000 in interest expense for the second quarter of 2012.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $213.2 million to $1.5 billion at September 30, 2012 compared to the same quarter in 2011.

•                  Average certificates of deposit and other time deposits decreased 9.7%, down $101.1 million from the average balance in the third quarter of 2011.  Interest expense on certificates of deposit and other time deposits decreased $1.2 million mainly as a result of a 42 basis point decrease in the interest rate for the three months ended September 30, 2012 as compared to the same period in 2011.

•                  A decline in interest rates contributed significantly to a $2.0 million, or 43.3%, reduction in interest expense on average interest-bearing liabilities for the three months ended September 30, 2012 from the comparable period in 2011.

Noninterest-Bearing Deposits

Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $176.7 million, or 27.8%, to $813.4 million in the third quarter of 2012 compared to $636.7 million at September 30, 2011.  From the second quarter of 2012, average noninterest-bearing deposits grew $17.5 million, or 2.2%.  Excluding the noninterest-bearing deposits acquired in the Peoples acquisition, period end noninterest-bearing deposits increased $108.3 million, or 16.6%, from the balance at September 30, 2011.

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

Loans acquired in the CBT, Habersham, BankMeridian and Peoples acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses, including principal and interest.  Our initial estimates of credit losses on loans acquired in the BankMeridian and Peoples acquisitions continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of September 30, 2012, nor changes in the initial valuation estimates of Peoples.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements. The Peoples acquisition was not part of any loss share agreement with the FDIC, therefore, there is no offset for any additional losses recorded in a provision for loan losses.  See Note 2 in the notes to the unaudited condensed consolidated financial statements for further discussion of the method of accounting for acquired loans.

During the third quarter of 2012, we decreased the net loan loss reserve by $4.7 million on certain acquired loan pools due to evidence of improvement in the cash flows in these pools during the quarterly review process, which resulted in a $456,000 net negative provision for loan losses on acquired loans.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012			2011
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$47,269	$35,813	$83,082	$48,180	25,545	$73,725
Loans charged-off	(5,940)	—	(5,940)	(7,858)	—	(7,858)
Recoveries of loans previously charged off	610	—	610	681	—	681
Net charge-offs	(5,330)	—	(5,330)	(7,177)	—	(7,177)
Provision for loan losses	4,500	(4,675)	(175)	8,107	4,325	12,432
Benefit attributable to FDIC loss share agreements	—	4,219	4,219	—	(4,109)	(4,109)
Total provision for loan losses charged to operations	4,500	(456)	4,044	8,107	216	8,323
Provision for loan losses recorded through the FDIC loss share receivable	—	(4,219)	(4,219)	—	4,109	4,109
Balance at end of period	$46,439	$31,138	$77,577	$49,110	$29,870	$78,980

Total non-acquired loans:
At period end	2,517,352			$2,461,613
Average	2,497,478			2,444,185
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.85%			1.16%
Allowance for loan losses as a percentage of period end non-acquired loans	1.84%			2.00%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	78.27%			66.95%

	Nine Months Ended
	September 30,
	2012			2011
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$49,367	$31,620	$80,987	$47,512	—	$47,512
Loans charged-off	(17,193)	—	(17,193)	(21,950)	—	(21,950)
Recoveries of loans previously charged off	3,075	—	3,075	1,863	—	1,863
Net charge-offs	(14,118)	—	(14,118)	(20,087)	—	(20,087)
Provision for loan losses	11,190	(482)	10,708	21,685	29,870	51,555
Benefit attributable to FDIC loss share agreements	—	700	700	—	(28,376)	(28,376)
Total provision for loan losses charged to operations	11,190	218	11,408	21,685	1,494	23,179
Provision for loan losses recorded through the FDIC loss share receivable	—	(700)	(700)	—	28,376	28,376
Balance at end of period	$46,439	$31,138	$77,577	$49,110	$29,870	$78,980

Total non-acquired loans:
At period end	$2,517,352			$2,461,639
Average	2,469,977			2,374,386
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.76%			1.13%
Allowance for loan losses as a percentage of period end non-acquired loans	1.84%			2.00%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	78.27%			66.95%

The allowance for loan losses as a percent of non-acquired loans reflects a decrease due primarily to the decrease in our classified loans, nonaccrual loans, and non-performing loans during the third quarter of 2012 compared to the same quarter in 2011.  Sixty-nine percent of the charge-off amount for the third quarter of 2012 is comprised of ten loans ranging from approximately $122,000 to $1.3 million.  The remainder of the charge-offs were less than $121,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 61.1% or $3.3 million were construction and land development loans, 7.1% or $378,000 were commercial non-owner occupied loans, 6.3% or $334,000 were commercial owner-occupied loans, 12.6% or $670,000 were consumer owner-occupied loans (including home equity loans), 4.7% or $251,000 were commercial and industrial loans, and 7.0% or $375,000 were other consumer loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Excluding acquired assets, nonperforming loans decreased by $14.0 million during the third quarter of 2012 compared to the third quarter of 2011 and decreased by $17.6 million from the fourth quarter of 2011.  The ratio of the ALLL to cover these loans increased from 67.0% at September 30, 2011 to 78.3% at September 30, 2012.

We decreased the ALLL compared to the third quarter of 2011 and the fourth quarter of 2011, due primarily to the improvement in asset quality metrics during the third quarter of 2012.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $1.5 million compared to the balance at September 30, 2011 and by $1.0 million from December 31, 2011.

The historical loss rates on an overall basis were down on an annualized basis from September 30, 2011 of 1.16% and from December 31, 2011 of 1.08%, but up slightly from the second quarter of 2012 of 0.85%.

Economic risk decreased by 3 basis points during the third quarter of 2012 as compared to fourth quarter of 2011 and third quarter of 2011 due to improved home sales and a decrease in bankruptcies and foreclosures.

Model risk declined 1 basis point from the fourth quarter of 2011 and the third quarter of 2011.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over four years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  At September 30, 2012, the overall operational risk declined by 7 basis points from the levels at December 31, 2011 and September 30, 2011. This improvement was due primarily to the improved levels of classified loans and nonaccrual loans in the third quarter of 2012.

On a specific reserve basis, the allowance for loan losses decreased by $1.8 million from December 31, 2011, and decreased by approximately $1.2 million from September 30, 2011.  The loan balances being evaluated for specific reserves decreased from $57.4 million at September 30, 2011 to $44.0 million at September 30, 2012.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended September 30, 2012, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy.  The table below summarizes our NPAs for the past five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2012	2012	2012	2011	2011

Nonaccrual loans (1)	$46,295	$47,940	$59,278	$64,170	$61,163
Accruing loans past due 90 days or more	156	137	130	926	495
Restructured loans - nonaccrual	12,882	9,530	10,578	11,807	11,698
Total nonperforming loans	59,333	57,607	69,986	76,903	73,356
Other real estate owned (“OREO”) (2)	22,424	25,518	21,381	18,022	22,686
Other nonperforming assets (3)	—	—	24	24	24
Total nonperforming assets excluding acquired assets	81,757	83,125	91,391	94,949	96,066
Covered OREO (2)	47,063	53,146	61,788	65,849	79,739
Acquired OREO not covered under loss share	5,059	5,745	—	—	—
Other covered nonperforming assets (3)	57	73	215	251	347
Total nonperforming assets including covered assets	$133,936	$142,089	$153,394	$161,049	$176,152

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.22%	3.32%	3.72%	3.82%	3.87%
Total NPAs as a percentage of total assets	1.89%	1.90%	2.26%	2.44%	2.44%
Total NPLs as a percentage of total loans (4)	2.36%	2.32%	2.87%	3.11%	2.98%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	4.31%	4.55%	5.31%	5.45%	5.91%
Total NPAs as a percentage of total assets	3.10%	3.25%	3.79%	4.13%	4.48%
Total NPLs as a percentage of total loans (4)	1.95%	1.89%	2.49%	2.68%	2.55%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $71.3 million, $71.3 million, $82.8 million, $97.6 million, and $91.6 million as of September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 2—Summary of Significant Accounting Policies).

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $59.3 million, or 2.36% of total loans, a decrease of $13.7 million or 18.8% from September 30, 2011. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $2.3 million and a decrease in commercial nonaccrual loans of $11.4 million.  Excluding acquired properties, OREO decreased $262,000 from September 30, 2011.

Nonaccrual non-acquired loans and restructured loans increased by approximately $1.7 million during the third quarter of 2012 from the level at June 30, 2012.  This increase was the result of additions to nonaccrual and restructured loans.

At September 30, 2012, non-acquired OREO decreased by $3.1 million from June 30, 2012.  At September 30, 2012, non-acquired OREO consisted of 90 properties with an average value of $249,000, a decrease of $35,000 from June 30, 2012 when we had 90 properties.  In the third quarter of 2012, we added 17 properties with an aggregate value of $1.7 million into non-acquired OREO, and we sold 17 properties with a basis of $2.1 million in the quarter.  We recorded a net gain on sales of $19,000 for the quarter.  We wrote down OREO properties by $2.1 million during the third quarter of 2012.  Our non-covered OREO balance of $22.4 million at

September 30, 2012 is comprised of 16% in the Low Country/Orangeburg region, 51% in the Coastal region, 9% in the Charlotte region, and 7% in the Upstate (Greenville) region.

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

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $12.3 million, or 0.49%, of total non-acquired loans outstanding at September 30, 2012, compared to $13.5 million, or 0.55%, of total non-acquired loans outstanding at September 30, 2011, and compared to $14.4 million, or 0.58% of total non-acquired loans outstanding at December 31, 2011.  Potential problem loans have decreased $3.6 million from the balance of $15.9 million, or 0.64% of total non-acquired loans outstanding at June 30, 2012.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Service charges on deposit accounts	$6,169	$6,050	$17,501	$16,695
Bankcard services income	3,570	2,980	10,508	8,684
Mortgage banking income	3,526	2,341	8,196	4,329
Trust and investment services income	1,577	1,453	4,617	4,227
Gain on acquisition	—	11,001	—	16,529
Securities gains	—	(100)	61	233
Accretion on FDIC indemnification asset	(6,623)	(3,515)	(14,226)	(7,049)
Other	947	581	3,726	1,808
Total noninterest income	$9,166	$20,791	$30,383	$45,456

Excluding the $11.0 million pre-tax gain from the BankMeridian acquisition during the third quarter of 2011, noninterest income decreased 6.4% in the third quarter of 2012 as compared to the same period in 2011.  The quarterly decrease in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased 50.6%, driven by a $1.2 million increase in mortgage banking income generated from lower interest rates and increased volume (refinancing) of mortgage banking activity in the secondary market during the third quarter of 2012.

•                  Bankcard services income increased 19.8%, largely driven by an increase in debit card income.  Debit card income increased 16.6%, or $402,000, due primarily to a larger customer base than in 2011.

•                  Other noninterest income increased 63.0%, driven by $187,000 in recoveries on acquired loans and an $128,000 increase in the cash surrender value of bank owned life insurance.

•                  Negative accretion on the FDIC indemnification asset increased $3.1 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools during the first nine months of 2012.

Excluding the $5.5 million pre-tax gain from the Habersham acquisition during the first quarter of 2011 and the $11.0 million pre-tax gain from the BankMeridian acquisition during the third quarter of 2011, noninterest income increased $1.5 million or 5.0% during the nine months ended September 30, 2012 as compared to the same period in 2011.  The increase in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased 92.1%, driven by a $4.0 million increase in mortgage banking income generated from lower interest rates and increased volume of mortgage banking activity in the secondary market during the first six months of 2012.

•                  Bankcard services income increased $1.8 million or 21.0%, largely driven by an increase in debit card income.  Debit card income increased 17.0%, or $1.2 million, due primarily to a larger customer base than in 2011.

•                  Service charges on deposit accounts increased 4.8%, driven by a $398,000 increase in insufficient funds fees and a $300,000 decrease in charge-offs on automatic overdraft protection fees.

•                  Other noninterest income increased 99.4%, driven by $1.3 million in recoveries on acquired loans.

•                  Negative accretion on the FDIC indemnification asset increased $7.2 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools since acquisition.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Salaries and employee benefits	$18,647	$17,345	$54,957	$52,007
OREO expense and loan related	3,951	4,037	8,782	9,428
Information services expense	2,662	2,851	8,032	7,696
Net occupancy expense	2,621	2,443	7,347	7,365
Furniture and equipment expense	2,165	2,127	6,775	6,266
FDIC assessment and other regulatory charges	878	859	2,988	3,593
Business development and staff related	878	802	2,319	2,449
Advertising and marketing	736	824	2,046	2,022
Professional fees	643	458	2,008	1,311
Merger-related expense	568	1,587	2,662	2,794
Amortization of intangibles	566	517	1,606	1,468
Other	3,716	3,308	11,237	10,031
Total noninterest expense	$38,031	$37,158	$110,759	$106,430

Noninterest expense increased $873,000 or 2.3% in the third quarter of 2012 as compared to the same period in 2011.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $1.3 million or 7.5% driven by the addition of staff from the Peoples acquisition during the second quarter of 2012.

•                  Net occupancy expense increased $178,000 or 7.3% driven by an increase in depreciation expense due largely to the Peoples acquisition.

•                  Information services expense decreased $189,000 or 15.9% due to a decrease in software expense and outside processing and analysis.

•                  Professional fees increased by $185,000 or 40.4% due to increases in consulting, legal, and audit fees.

•                  Merger and conversion related expenses decreased by $1.0 million due to the merger costs related to the BankMeridian acquisition driving merger expense higher in the third quarter of 2011.

•                  Other expenses increased $408,000 or 12.3% due primarily to increases in bank card expenses of $140,000, and a $210,000 increase in directors and officers insurance driven by the Peoples acquisition.

Noninterest expense increased $4.3 million or 4.1% during the nine months ended September 30, 2012 as compared to the same period in 2011.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased $3.0 million or 5.7% driven by increases in incentives, merit pay, retirement benefits, and payroll taxes and the addition of the Peoples acquisition during the second quarter of 2012.

•                  Furniture and equipment expense increased by $481,000 or 7.6% driven primarily by an increase in depreciation and amortization expense and the addition of the Peoples branches.

•                  FDIC assessment and other regulatory charges decreased by $605,000 driven by a lower FDIC assessment due to the change in the method of calculating the assessment.

•                  Professional fees increased by $485,000 or 31.8% due to increases in consulting, legal, and audit fees.

•                  Other expenses increased $1.2 million driven by an increase of $641,000 in bank card expense and $320,000 increase in non-loan related charge offs.

•                  OREO expense and loan related cost declined by $434,000 or 4.7% due primarily to less loss on the disposal of these assets and smaller write-downs on these assets.

Income Tax Expense

Our effective income tax rate decreased to 35.3% for the quarter ended September 30, 2012 compared to 35.4% for the quarter ended September 30, 2011.  The lower effective tax rate is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the quarter ended September 30, 2012.

Our effective income tax rate decreased to 34.3% for the nine months ended September 30, 2012, as compared to 35.1% for the comparable period of 2011.  The lower effective tax rate is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the nine months ended September 30, 2012.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  Equity increased during the third quarter by net income, or $9.1 million, less the dividend paid during the quarter of approximately $2.6 million.  As of September 30, 2012, shareholders’ equity was $433.9 million, an increase of $52.1 million, or 13.7%, from $381.8 million at December 31, 2011, and an increase of $52.2 million or 13.7% from $381.7 million at September 30, 2011.  Our equity-to-assets ratio increased to 10.05% at September 30, 2012 from 9.80% at the end of the fourth quarter of 2011 and increased from 9.70% at the end of the comparable period of 2011.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2012	2011	2011

SCBT Financial Corporation:
Tier 1 risk-based capital	13.96%	14.09%	13.92%
Total risk-based capital	15.23%	15.36%	15.19%
Tier 1 leverage	9.35%	9.12%	9.04%

SCBT:
Tier 1 risk-based capital	13.80%	13.88%	13.74%
Total risk-based capital	15.07%	15.15%	15.01%
Tier 1 leverage	9.21%	8.99%	8.93%

Compared to December 31, 2011, our Tier 1 risk-based capital and total risk-based capital have decreased due primarily to risk-weighted assets increasing faster than the increase in capital.  The growth in risk-weighted assets, average assets, and capital were generated primarily by the Peoples acquisition.  Our Tier 1 risk-based capital and total risk-based capital have increased slightly from September 30, 2011 due to impact of the capital increase as a result of the Peoples acquisition.  The Tier 1 leverage ratio has increased compared to December 31, 2011 and September 30, 2011 due to the increase in capital as a result of the issuance of $31.2 million in common equity in the Peoples acquisition. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses.  Our Asset/Liability Management Committee (“ALCO”) is charged with monitoring liquidity management policies, which are designed to ensure acceptable composition of asset/liability mix.  Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.  We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

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

Our legacy SCBT loan portfolio increased by approximately $55.7 million, or about 2.3% compared to the balance at September 30, 2011.  Our investment securities portfolio increased $179.5 million during this same time period.  Total cash and cash equivalents were $278.1 million at September 30, 2012 as compared to $171.4 million at December 31, 2011 and $158.8 million at September 30, 2011.

At September 30, 2012 and 2011, we had no brokered deposits. Total deposits increased $301.6 million, or 9.2%, to $3.6 billion resulting primarily from organic growth and the Peoples acquisition. Excluding deposits acquired in the Peoples acquisition, total deposits decreased $94.0 million, or 2.9%.  Excluding deposits acquired from Peoples, we increased our noninterest-bearing deposit balance by $108.3 million, or 16.6%, at September 30, 2012 as compared to the balance at September 30, 2011.  Federal funds purchased and securities sold under agreements to repurchase increased $41.9 million, or 22.7%, from the balance at September 30, 2011, and increased $45.9 million, or 25.4%, from the balance at December 31, 2011.  Other borrowings declined by $1.1 million, or 2.4%, from September 30, 2011.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2012, our Bank had total federal funds credit lines of $326.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2012, our Bank had $69.4 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2012, our Bank had a total FHLB credit facility of $321.9 million with total outstanding letters of credit consuming $16.7 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of September 30, 2012:

				Losses	Remaining
	FDIC	Original	Original	Incurred *	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	Losses	Mark **	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	9/30/2012	for Loans	9/30/2012	Losses

CBT	$233,000	$340,039	$334,082	$265,217	$57,911	$15,442	$338,570
Habersham	94,000	124,363	119,978	77,758	16,105	5,762	99,625
BankMeridian	70,827	70,190	67,780	23,822	20,279	5,451	49,552
Total	$397,827	$534,592	$521,840	$366,797	$94,295	$26,655	$487,747

* Claimed or Claimable loans and OREO losses excluding expenses, net of revenues.

** Represents the estimated losses on OREO at period end.  These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate (“ILE”)) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid.  During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold and became reimbursable at 95% rather than the 80% rate.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2012, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $108.4 million at September 30, 2012.  Based on these criteria, we had six such credit concentrations at September 30, 2012, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, loans to physicians (except mental health specialists, and loans to other holding companies (except bank holding companies).

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, the matters described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and the following:

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

•      Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

•                  Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

•                  Reputation risk that adversely affects earnings or capital arising from negative public opinion;

•                  Terrorist activities risk that result in loss of consumer confidence and economic disruptions;

•      Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers,  as well as the potential impacts of third-party security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•                  Noninterest income risk resulting from the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions; and

•      Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses and other factors, which risks could be exacerbated by potential negative economic developments resulting from the expiration of the federal tax reductions, and the implementation of federal spending cuts currently scheduled to go into effect.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2012 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of September 30, 2012 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except for those described below.

Arnette Lawsuit. On January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064 (the “Arnette Lawsuit”). The Complaint names as defendants Peoples, the members of Peoples’ board of directors immediately prior to the completion of the merger between SCBT and Peoples (the “Director Defendants”) and SCBT. The Complaint is brought on behalf of a putative class of shareholders of Peoples common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that Peoples’ directors breached their fiduciary duties by failing to maximize shareholder value in connection with the merger between SCBT and Peoples, and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs’ attorneys’ and experts’ fees. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

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

Rational Lawsuit. On October 11, 2012, a purported shareholder of SAVB filed a lawsuit in the Supreme Court of the State of New York captioned Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012 (the “Rational Lawsuit”), naming SAVB, members of SAVB’s board of directors and SCBT as defendants. This lawsuit is purportedly brought on behalf of a putative class of SAVB’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The Rational Lawsuit alleges that SAVB, SAVB’s directors and SCBT breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the proposed merger between SAVB and SCBT. Among other relief, the Complaint seeks to enjoin the merger. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC, and the following:

We are exposed to the possibility of technology failure and security breach and a disruption in our operations may adversely affect our business.

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

On October 26, 2012, the South Carolina Department of Revenue (the “DOR”) announced that certain of its records, including approximately 3.6 million social security numbers, 387,000 credit and debit card numbers and 657,000 business tax filings were exposed in a cyber-attack.  We are in the process of evaluating potential impacts of the DOR’s security breach with respect to our business, including our security systems, financial records and customers’ accounts.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2012:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	809	*	$37.04	—	147,872
August 1 - August 31	7,728	*	38.78	—	147,872
September 1 - September 30	408	*	41.09	—	147,872

Total	8,945			—	147,872

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1) As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2012	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: November 9, 2012	/s/ Keith S. Rainwater
Keith S. Rainwater
Senior Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                 As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.