Form 10-K
period 2012-12-31
SCBT FINANCIAL CORP
filed 2013-03-04
CIK 764038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

          The aggregate market value of the voting stock of the registrant held by non-affiliates was $512,650,000 based on the closing sale price of $35.25 per share on June 30, 2012. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 28, 2013 was 17,008,389.

Documents Incorporated by Reference

          Portions of the Registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SCBT Financial Corporation
Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

Forward-Looking Statements

        The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned "Forward-Looking Statements" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

 PART I

Item 1.    Business.

        SCBT Financial Corporation ("SCBT" or the "Company"), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We provide a wide range of banking services and products to our customers through our wholly-owned subsidiary, SCBT ("the Bank"), a South Carolina-chartered commercial bank that opened for business in 1934. Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT. We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina; Community Bank & Trust ("CBT"), a division of the Bank, in northeast Georgia; and The Savannah Bank ("TSB"), a division of the Bank, in coastal Georgia. Minis & Company, Inc., is a registered investment advisory firm and a subsidiary of the Bank which provides asset and wealth management services along with our trust and investment services group.

        SCBT is a legal entity separate and distinct from the Bank. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. SCBT's operating revenues and net income are derived primarily from cash dividends received from our Bank.

        Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through 82 financial centers in 19 South Carolina counties, in Mecklenburg County of North Carolina, in 10 counties in North Georgia, and in 2 coastal Georgia counties. Our Bank has served the Carolinas for more than 78 years. At December 31, 2012, we had approximately $5.1 billion in assets, $3.6 billion in loans, $4.3 billion in deposits, $507.5 million in shareholders' equity, and market capitalization of approximately $680.5 million.

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

        In recent years, we have continued to grow the business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

  •
  On February 19, 2013, SCBT and First Financial Holdings, Inc. ("First Financial"), a bank holding company headquartered in Charleston, South Carolina, entered into an agreement for First Financial to merge into SCBT. Under the terms of the merger agreement, subject to shareholder and regulatory approvals and other customary conditions, First Financial shareholders will receive 0.4237 shares of SCBT common stock for each outstanding share of First Financial common stock, subject to the payment of cash in lieu of fractional shares, and each outstanding share of First Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("First Financial Preferred Stock"), will be converted into the right to receive one share of preferred stock of SCBT, to be designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the First Financial Preferred Stock.

  •
  On December 13, 2012, the Company completed the acquisition of The Savannah Bancorp, Inc. ("Savannah"), of Savannah, Georgia, the bank holding company for The Savannah Bank, N.A., Bryan Bank and Trust, and Minis & Company, Inc., a registered investment advisory firm. As of February 9, 2013, the Company had successfully completed the operational conversion of Savannah.

  •
  On April 24, 2012, the Company completed the acquisition of Peoples Bancorporation, Inc. ("Peoples"), of Easley, South Carolina, the bank holding company for The Peoples National Bank ("PNB"), Bank of Anderson ("BOA"), and Seneca National Bank ("SNB").

  •
  On July 29, 2011, the Company completed the acquisition of all of the deposits, certain other borrowings, and certain assets of BankMeridian, a full service community bank headquartered in Columbia, South Carolina, in a Federal Deposit Insurance Corporation ("FDIC") -assisted transaction. The transaction initially added three banking locations in total in Columbia, Spartanburg, and Hilton Head Island, South Carolina.

  •
  On February 18, 2011, the Company completed the acquisition of all of the deposits, certain other borrowings, and certain assets of Habersham, a full service Georgia-state-chartered community bank headquartered in Clarkesville, Georgia in a FDIC-assisted transaction. The transaction initially added eight banking locations in Northeast Georgia.

  •
  In November 2010, the Spartanburg Wealth Management office expanded its services to include a full-service branch.

  •
  On January 29, 2010, the Company completed the acquisition of all of the deposits excluding brokered deposits, certain other borrowings, and certain assets of CBT, a full service Georgia-state-chartered community bank headquartered in Cornelia, Georgia in a FDIC-assisted transaction. The transaction initially added 38 locations, including 36 banking, one trust office, and one loan production office ("LPO") in Northeast Georgia. CBT operates as a division of SCBT.

        Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this facility is Post Office Box 1030, Columbia, South Carolina 29202 and our telephone number is (800) 277-2175.

Withstanding Market Turbulence

        Despite the turbulence in financial markets and the financial services industry, we believe that our credit quality measures continue to outperform those of the majority of our primary competitors in North and South Carolina and Georgia. We attribute this historical performance to sound credit underwriting, small loan balances, and risk selection, as well as our approach of hiring experienced financial services professionals in the markets in which we operate. Generally, hiring bankers in the markets in which we operate has enabled us to further our growth without experiencing significant credit quality related losses like many other financial institutions of similar size or that operate in our market areas.

Available Information

        We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") on our website at www.scbtonline.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the "SEC"). These filings are also accessible on the SEC's website at www.sec.gov. In addition, we make available on our website (www.scbtonline.com) the following: (i) Corporate Governance Guidelines, (ii) Code of Conduct & Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit,

Compensation, Executive, Wealth Management and Trust, and Corporate Governance & Nominating Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, SCBT Financial Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, www.scbtonline.com. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

        We serve customers and conduct our business through the Bank from 82 financial centers in 19 South Carolina counties, Mecklenburg County of North Carolina, ten northeast Georgia counties, and two coastal Georgia counties. NCBT, CBT, and TSB are divisions of SCBT. NCBT operates from 3 financial centers in Mecklenburg County of North Carolina; CBT operates from 19 financial centers in ten Northeast Georgia counties; and TSB operates from 7 financial centers in two coastal Georgia counties.

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

        We experience strong competition from both bank and non-bank competitors in certain markets. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, and non-traditional internet-based banks. We compete for deposits and loans with commercial banks, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources, can provide higher lending limits, and offer certain services that we are unable to provide to our customers.

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

Employees

        As of December 31, 2012, our Bank had 1,324 full-time equivalent employees compared to 1,071 as of the same date in 2011. We consider our relationship with our employees instrumental to the success of our business. We provide most of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

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

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. Our Bank is organized as a South Carolina-chartered commercial bank. It is subject to regulation, supervision, and examination by the South Carolina State Board of Financial Institutions (the "SCBFI") and the FDIC. In addition, SCBT and our Bank are subject to regulation (and in certain cases examination) by other federal regulatory agencies, the North Carolina Office of the Commissioner of Banks, and the Georgia Department of Banking and Finance. The following discussion summarizes certain aspects of banking and other laws and regulations that affect SCBT and our Bank.

        Under the Bank Holding Company Act (the "BHC Act"), our activities and those of our Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for our Bank, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, under South Carolina law, it is unlawful without the prior approval of the SCBFI for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

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

Government Actions

        The Congress, Treasury and the federal banking regulators have taken broad actions since September 2008 to address the volatility and disruption in the U.S. banking system. Several regulatory and governmental actions have been announced including:

  •
  In October 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under the Troubled Asset Relief Program (the "TARP"). The Treasury also allocated $250 billion towards the TARP Capital Purchase Program (the "CPP"), pursuant to which the Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

    On January 16, 2009, pursuant to the CPP, SCBT sold 64,779 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant to acquire 303,083 shares of common stock (the "Warrant") to the Treasury for aggregate consideration of $64.8 million. On May 20, 2009, we entered into a repurchase letter agreement with the Treasury, pursuant to which we repurchased all 64,779 shares of its Series T Preferred Stock for an aggregate purchase price of approximately $64.8 million, which included accrued and unpaid dividends of approximately $45,000. On June 24, 2009, we entered into an agreement with the Treasury to repurchase the Warrant for a purchase price of $1.4 million. As a result of the Warrant repurchase, we have repurchased all securities issued to the Treasury under the CPP.

  •
  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

  •
  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

  •
  In June 2010, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the "OCC") issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

  •
  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

  •
  The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets such as SCBT. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

    •
    The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

    •
    As noted above, the Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

    •
    Effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

    •
    The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve Board set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as SCBT, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

    •
    The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define "qualified mortgage" and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's "income and assets" to include all "information" that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Capital Adequacy

        The various federal bank regulators, including the Federal Reserve Board and the FDIC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments ("Tier 1 Capital"). Tier 2 capital consists primarily of the allowance for possible loan losses (subject to certain limitations) and certain subordinated and other qualifying debt ("Tier 2 Capital"). Tier 3 capital consists primarily of qualifying unsecured subordinated debt. A minimum ratio of total capital to risk-weighted assets of 8.00% is required and Tier 1 Capital must be at least 50% of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to adjusted average total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to average total assets ratio constitutes the leverage standard for bank holding companies and national banks, and is used in conjunction with the risk based ratio in determining the overall capital adequacy of banking organizations.

        The Federal Reserve Board and the FDIC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to SCBT.

        As of December 31, 2012 and 2011, SCBT and the Bank had the following leverage ratios and total risk-based capital ratios:

	December 31,
(In percent)	2012		2011
Tier 1 Leverage Ratios
SCBT Financial Corporation	9.87	*	9.12
SCBT	9.70	*	8.99
Total Risk-Based Capital
SCBT Financial Corporation	13.99		15.36
SCBT	13.78		15.15

*
Tier 1 leverage ratio for 2012 does not include the full impact of the acquired assets from the Savannah acquisition, given the closing on December 13, 2012. It is expected that the full impact of the average balances acquired will reduce this ratio during the first quarter of 2013.

        As noted above, provisions within the Dodd-Frank Act prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities ("TRUPs") as Tier 1 capital beginning in 2013. One-third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as SCBT, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital TRUPs issued after such date.

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

        In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations. The Basel III final capital framework, among other things, (i) introduces as a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

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

        Upon the effective date of the Basel III capital rules, affected banking institutions will be required to meet the following minimum capital ratios:

  •
  3.5% CET1 to risk-weighted assets;

  •
  4.5% Tier 1 capital to risk-weighted assets; and

  •
  8.0% Total capital to risk-weighted assets.

        Management believes that, as of December 31, 2012, SCBT and its Bank would have met all capital adequacy requirements under the Basel III capital framework on a fully phased-in basis if such requirements were currently effective.

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

        On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on SCBT and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Payment of Dividends

        SCBT is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company generally should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Funds for cash distributions to our shareholders are derived primarily from dividends received from our Bank. Our Bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our Bank to pay dividends will indirectly restrict the ability of SCBT to pay dividends.

        SCBT pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed current year's net income. During 2012 and in conjunction with the acquisition of Peoples, the Bank paid a special dividend of $13.425 million to SCBT to allow for the redemption of Peoples preferred stock (TARP). This special dividend along with a special dividend used to pay certain obligations assumed from the Savannah acquisition resulted in the Bank paying dividends that almost exceeded current year net income. During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to SCBT in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. It is expected that no special dividend approval will be needed from the SCBFI during the remainder of 2013. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        In addition to the foregoing, the ability of SCBT and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of SCBT, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiary is further subject to the prior claims of creditors of our Bank.

Certain Transactions by SCBT and its Affiliates

        Various legal limitations place restrictions on the ability of the Bank to lend or otherwise supply funds to SCBT and its affiliate. The Federal Reserve Act limits a bank's "covered transactions," which include extensions of credit, with any affiliate to 10% of such bank's capital and surplus. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. All covered transactions with its affiliate cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliate must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliate. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors. In addition, the Federal Reserve Act requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. In addition, the Federal Reserve Act limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

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

        In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012. Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods. At December 31, 2012, the Company had a prepaid assessment to the FDIC of $2.8 million compared to $3.4 million at December 31, 2011. During 2012, the balance increased due to the acquisition of both Peoples and Savannah by a total of $2.6 million. After March 30, 2013, any remaining prepaid assessment will be refunded by the FDIC on June 28, 2013.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including our Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve Board. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

Executive Officers of SCBT

        Executive officers of SCBT are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of February 28, 2013, are as follows:

Name (age)	Position and Five Year History	With SCBT Since
Robert R. Hill, Jr. (46)	President, Chief Executive Officer and Director President and Chief Operating Officer of South Carolina Bank and Trust (1999 - 2004)	1995
John C. Pollok (47)	Senior Executive Vice President, Director, Chief Financial Officer (2007 - 2010, 2012 - Present) and Chief Operating Officer	1996
Joseph E. Burns (58)	Senior Executive Vice President and Chief Risk Officer Chief Credit Officer (2000 - 2009)	2000
John F. Windley (60)	President and Chief Banking Officer, South Carolina Bank and Trust Regional President, South Carolina Bank and Trust (2002 - 2006)	2002
Renee R. Brooks (43)	Corporate Secretary and Chief Administrative Officer Corporate Secretary and Retail & Commercial Banking Officer (2009 - 2010) Commercial Department Manager—SCBT of the Piedmont (2005 - 2009)	1996

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

        Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have shown deterioration at our Bank and at many other institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined, however, we have seen some stability returning to the market place. Global securities markets, and financial institution and financial institution holding company stock prices in particular, have been negatively affected, as has the ability of financial institutions and their holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act, have been adopted. There can be no assurance that these government actions will achieve their purpose. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations, including the issuance of additional formal enforcement orders. Negative developments in the financial industry, the domestic and international credit markets, and the economy in general and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and materially and adversely impact our results of operations and financial condition. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2012, we had approximately 13,113 of non-acquired loans secured by real estate with an average loan balance of approximately $166,000. At December 31, 2012, we had approximately 24,978 total non-acquired loans with an average loan balance of approximately $102,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our non-acquired loan portfolio is secured by real estate. As of December 31, 2012, approximately 84.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward significantly. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers' ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Further deterioration in the real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition, and results of operations.

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

        As of December 31, 2012, our outstanding commercial real estate loans were equal to 118.3% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

        Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Our business is predominately in three states, South Carolina, Mecklenburg County of North Carolina, Northeast Georgia, and coastal Georgia; therefore, continuation of the economic downturn in South Carolina, this North Carolina County, Northeast Georgia, and coastal Georgia could negatively impact results from operations and our financial condition.

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

SCBT's acquisition of Savannah may present certain risks to SCBT's business and operations.

        On December 13, 2012, the Company completed the acquisition of Savannah, the bank holding company for The Savannah Bank, N.A. and Bryan Bank and Trust. The acquisition presents the following risks, among others:

  •
  the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

  •
  that SCBT's and Savannah's respective businesses may not perform as expected due to transaction-related uncertainty or other factors;

  •
  that the parties are unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of Savannah in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies and integrating Savannah's workforce while maintaining focus on providing consistent, high quality customer service;

  •
  reputational risks and the reaction of the companies' customers to the transaction; and

  •
  the acquisition may require diversion of the attention of SCBT's management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to SCBT.

We may make future acquisitions, which could dilute current shareholders' stock ownership and expose us to additional risks.

        In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and branch locations to expand SCBT, including potential acquisitions of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions as described below. Our acquisition activities could be material to SCBT. For example, as is the case of our proposed acquisition of First Financial announced on February 20, 2013, we could issue additional shares of common stock as consideration in an acquisition, which could dilute shareholders' ownership interest in SCBT. Acquisition activities could also require us to use a substantial amount of cash or other liquid assets or to incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

        Our acquisition activities, including our proposed acquisition of First Financial, could involve a number of additional risks, including the risks of:

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

  •
  the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;

  •
  the possibility that the acquisition may not be timely completed, if at all;

  •
  creating an adverse short-term effect on our results of operations; and

  •
  losing key employees and customers as a result of an acquisition that is poorly received.

        If we do not successfully manage these risks, our acquisition activities could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions requires us, through our Bank, to enter into a Purchase & Assumption Agreement (the "P&A Agreement") with the FDIC. The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is extremely limited. P&A Agreements typically provide for limited disclosure about, and limited indemnification for, risks associated with the target banks (as did the P&A Agreement related to our acquisition of deposits (excluding brokered deposits), certain other borrowings and certain assets from CBT, Habersham, and BankMeridian). There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses in connection with any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. In any future P&A Agreements, we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank's assets acquired are less than a stated threshold. The P&A Agreements related to our acquisitions of deposits (excluding brokered deposits), certain borrowings and certain assets from CBT, Habersham, and BankMeridian; include such a true-up provision.

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

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities, including our completed acquisition of Savannah and our proposed acquisition of First Financial. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which SCBT and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to SCBT not achieving the expected benefits from its acquisitions within desired time frames.

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

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our recent FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, among other transactions, the following transactions require the consent of the FDIC:

  •
  any merger or consolidation of SCBT in which our shareholders will own less than sixty-six and two-thirds percent (66.66%) of the equity of the consolidated entity, or

  •
  any sale of shares of our common stock, or securities convertible into our common stock, by one or more shareholders that will effect a change in control of SCBT, as determined by the FDIC with reference to the standards under the Change in Bank Control Act.

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

        Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisition of CBT, Habersham and BankMeridian.

        Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired through the acquired banks, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms (10 years for losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and eight years with respect to recoveries on non-residential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreements, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

The FDIC requires that we make a "true-up" payment to the FDIC if our realized losses are less than expected.

        The loss share agreements between the bank and the FDIC with respect to CBT, Habersham and BankMeridian each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisitions of the acquired banks. Any such "true-up" payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations.

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

        We depend on our net interest income to drive profitability. Differences in volume, yields or interest rates and differences in income earning products such as interest-earning assets and interest-bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Net interest income may decline in a particular period if:

  •
  In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or

  •
  In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature, or

  •
  For acquired loans, expected total cash flows have decline.

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

        Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2012, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 2.1% increase in net interest income—as compared with a forward-rate curve interest rate scenario as the base case. As a result of the current rate environment with federal funds rates between zero and 25 basis points, simulation analysis does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is somewhat asset sensitive to the indicated change in interest rates over a one-year horizon.

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

If we are unable to offer our key management personnel long-term incentive compensation, including options, restricted stock, and restricted stock units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

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

        The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than SCBT. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

        The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The number of cyber attacks during the past year has further heightened our attention to this risk. As such, we are in the process of implementing additional security software and hiring additional persons to monitor and assist with the mitigation of this ever increasing risk.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

        We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks.

        As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, including the South Carolina Department of Revenue, which had records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

        While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, result of operations and financial condition.

        We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. SCBT is subject to Federal Reserve Board regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, and by the SCBFI. Also, as a member of the Federal Home Loan Bank (the "FHLB"), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

        Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

        The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act also created the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

        On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. On June 7, 2012, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the U.S. federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received. The propose rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.

        Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as SCBT, and non-bank financial companies that are supervised by the Federal Reserve Board. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how new standards will ultimately be applied to SCBT and our Bank.

        In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

        The application of more stringent capital requirements for SCBT and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, adversely affect our ability to pay dividends, require us to reduce business levels and result in regulatory actions if we were to be unable to comply with such requirements.

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

        From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of SCBT to pay dividends or otherwise engage in capital distributions.

        Since SCBT is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, under Federal Reserve Board regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The Federal Reserve Board may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

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

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2012, we had 16,937,464 shares of common stock outstanding and had reserved for issuance 340,140 shares underlying options that are or may become exercisable at an average price of $31.79 per share. In addition, as of December 31, 2012, we had the ability to issue

1,660,440 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Further, in connection with the planned merger with First Financial, which was announced on February 20, 2013, we intend to issue approximately 7,002,384 shares of our common stock and shares of our preferred stock, to be designated Series A Fixed Rate Cumulative Perpetual Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of First Financial's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to First Financial's shareholders. The transaction, which is expected to close in the third quarter of 2013, is subject to, among other things, required regulatory approvals and the affirmative vote of both the Company's and First Financial's shareholders. As of December 31, 2012, we had no shares of preferred stock outstanding.

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

        As of December 31, 2012, we had outstanding options to purchase 340,140 shares of our common stock at a weighted average exercise price of $31.79 per share. All of these options are held by our current or former executive officers, directors, and employees. Also, as of December 31, 2012, we had the ability to issue options and restricted stock to purchase an additional 1,660,440 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of our shareholders' ownership of our common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The main offices of SCBT and the Midlands region lead branch are also located in this approximately 57,000 square-foot building. NCBT, a division of SCBT, leases approximately 13,000 square feet in a building located at 6525 Morrison Boulevard, Charlotte, North Carolina. The main offices of CBT, a division of SCBT, are located in a 12,000 square-foot facility at 448 North Main Street, Cornelia, Georgia. The main offices of The Savannah Bank, a division of SCBT, are located in a 17,000 square-foot facility at 25 Bull Street, Savannah, Georgia. The main offices of Minis & Company are also located in this building. Including these main locations, our bank owns seventy properties and leases thirty-four properties, all of which are used, substantially, as branch locations or for housing other operational units in North and South Carolina and Georgia.

        Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities.

Item 3.    Legal Proceedings.

        As of December 31, 2012 and the date of this form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except for those described below.

        Arnette Lawsuit.    On January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064 (the "Arnette Lawsuit"). The Complaint names as defendants Peoples, the members of Peoples' board of directors immediately prior to the completion of the merger between SCBT and Peoples (the "Director Defendants") and SCBT. The Complaint is brought on behalf of a putative class of shareholders of Peoples common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that Peoples' directors breached their fiduciary duties by failing to maximize shareholder value in connection with the merger between SCBT and Peoples, and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs' attorneys' and experts' fees. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

        On April 17, 2012, SCBT entered into a memorandum of understanding (the "Peoples MOU") with plaintiffs and other named defendants regarding the settlement of the Complaint. Under the terms of the Peoples MOU, SCBT, Peoples, the Director Defendants and the plaintiffs have agreed to settle the Arnette Lawsuit and release the defendants from all claims relating to the Peoples merger, subject to approval by the Court. If the Court approves the settlement contemplated by the Peoples MOU, the Arnette Lawsuit will be dismissed with prejudice. Pursuant to the terms of the Peoples MOU, SCBT and Peoples have made available additional information to Peoples shareholders in the Current Report on Form 8-K filed April 18, 2012. In return, the plaintiffs have agreed to the dismissal of the Arnette Lawsuit with prejudice and to withdraw all motions filed in connection with the Arnette Lawsuit. If the

Peoples MOU is finally approved by the Court, it is anticipated that the Peoples MOU will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Peoples merger, the Peoples merger agreement and any disclosures made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Peoples MOU may be terminated.

        Rational Lawsuit.    On October 11, 2012, a purported shareholder of Savannah filed a lawsuit in the Supreme Court of the State of New York captioned Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012 (the "Rational Lawsuit"), naming Savannah, members of Savannah's board of directors and SCBT as defendants. This lawsuit is purportedly brought on behalf of a putative class of Savannah's common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The Rational Lawsuit alleges that Savannah, Savannah's directors and SCBT breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the proposed merger between Savannah and SCBT. Among other relief, the Complaint seeks to enjoin the merger. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

        On November 23, 2012, SCBT, Savannah and the other named defendants entered into a memorandum of understanding (the "Rational MOU") with the Plaintiff regarding a settlement of the Rational Lawsuit. Pursuant to the Rational MOU, Savannah made available additional information concerning the Savannah merger to Savannah shareholders in a Current Report on Form 8-K. The Rational MOU provides that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to Savannah's shareholders. If the settlement is finally approved by the Court, it is anticipated that the settlement will resolve and release all claims in the action that were or could have been brought challenging any aspect of the Savannah merger, the Savannah merger agreement, and any disclosure made in connection therewith, and that the action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Rational MOU may be terminated.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        (a)   The table below describes historical information regarding our common equity securities:

	2012	2011	2010	2009	2008
Stock Performance
Dividends per share	$0.69	$0.68	$0.68	$0.68	$0.68
Dividend payout ratio	34.11%	42.11%	16.74%	60.14%	45.06%
Dividend yield (based on the average of the high and low for the year)	1.94%	2.26%	1.98%	2.67%	1.90%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	19.79x	17.80x	8.03x	37.42x	22.70x
Price/book ratio (end of year)	1.34x	1.07x	1.27x	1.25x	1.58x
Common Stock Statistics
Stock price ranges:
High	$42.13	$36.18	$41.03	$34.37	$45.24
Low	29.16	24.02	27.59	16.53	26.25
Close	40.18	29.01	32.75	27.69	34.50
Volume traded on exchanges	9,796,100	8,048,600	9,948,300	11,219,700	8,098,600
As a percentage of average shares outstanding	65.88%	58.16%	77.91%	92.07%	75.65%
Earnings per share, basic	$2.04	$1.65	$4.11	$0.74	$1.53
Earnings per share, diluted	2.03	1.63	4.08	0.74	1.52
Book value per share	29.97	27.19	25.79	22.20	21.77

Quarterly Common Stock Price Ranges and Dividends

	Year Ending
	December 31, 2012			December 31, 2011
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$33.81	$29.16	$0.17	$34.00	$30.10	$0.17
2nd	35.88	30.27	0.17	36.18	27.10	0.17
3rd	42.13	34.30	0.17	31.00	24.54	0.17
4th	41.70	36.90	0.18	30.82	24.02	0.17

        As of February 28, 2013, we had issued and outstanding 17,008,389 shares of common stock which were held by approximately 7,300 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol "SCBT."

        SCBT is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company generally should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.

        We pay cash dividends to SCBT shareholders from our assets, which are provided primarily by dividends paid to SCBT by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to SCBT in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of the bank's net income for the current year. For the year ended December 31, 2012, our bank paid dividends of approximately $31.3 million to SCBT. Subsequent to year end, the Bank received approval from the SCBFI to pay a $5.0 million dividend in excess of the bank's net income. We anticipate that we will continue to pay comparable cash dividends from our bank to SCBT in the future without needing SCBFI approval. Dividends paid to our shareholders are evaluated each quarter by the board of directors.

Cumulative Total Return Performance

	Period Ending
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
SCBT Financial Corporation	$100.00	$111.23	$91.72	$110.69	$100.33	$141.75
NASDAQ Composite Index	$100.00	$60.02	$87.24	$103.08	$102.26	$120.42
SNL Southeast Bank Index	$100.00	$40.48	$40.65	$39.47	$23.09	$38.36

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

        (b)   Not applicable.

        (c)   Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2012:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—		$—	—	147,872
November 1 - November 30	1,308	*	37.25	—	147,872
December 1 - December 31	2,856	*	39.84	—	147,872

Total	4,164			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SCBT in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for SCBT Financial Corporation:

(Dollars in thousands, except per share)	2012	2011	2010	2009	2008
Balance Sheet Data Period End
Assets	$5,136,446	$3,896,557	$3,594,791	$2,702,188	$2,766,710
Acquired loans	1,074,742	402,201	321,038	—	—
Non-acquired loans	2,571,003	2,470,565	2,296,200	2,203,238	2,316,076
Loans, net of unearned income*	3,645,745	2,872,766	2,617,238	2,203,238	2,316,076
Investment securities	560,091	324,056	237,912	211,112	222,227
FDIC receivable for loss share agreements	146,171	262,651	212,103	—	—
Goodwill and other intangible assets	125,801	74,426	72,605	65,696	66,221
Deposits	4,298,360	3,254,472	3,004,148	2,104,639	2,153,274
Nondeposit borrowings	293,518	227,119	237,995	306,139	349,870
Shareholders' equity	507,549	381,780	329,957	282,819	244,928
Number of common shares outstanding	16,937,464	14,039,422	12,793,823	12,739,533	11,250,603
Book value per common share	29.97	27.19	25.79	22.20	21.77
Tangible book value per common share****	22.54	21.89	20.12	17.04	15.88
Annualized Performance Ratios
Return on average assets	0.70%	0.58%	1.43%	0.48%	0.58%
Return on average equity	7.15	6.10	15.45	4.66	7.00
Return on average tangible equity****	9.27	8.10	20.12	6.18	10.13
Net interest margin (taxable equivalent)	4.83	4.66	4.00	4.05	3.83
Efficiency ratio	72.20	68.77	46.68	61.17	63.17
Dividend payout ratio	34.11	42.11	16.74	60.14	45.06
Asset Quality Ratios
Allowance for loan losses to period end loans**	1.73%	2.00%	2.07%	1.70%	1.36%
Allowance for loan losses to period end nonperforming loans**	71.53	64.19	68.71	75.38	211.34
Net charge-offs to average loans**	0.73	1.12	1.99	0.92	0.26
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	3.13	3.82	3.74	2.40	0.91
Nonperforming assets to period end total assets	1.58	2.44	2.41	1.96	0.76
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	3.46	5.45	5.76	2.40	0.91
Nonperforming assets to period end total assets	2.50	4.13	4.33	1.96	0.76
Capital Ratios
Equity to assets	9.88%	9.80%	9.18%	10.47%	8.85%
Tangible equity to tangible assets****	7.62	8.04	7.31	8.24	6.62
Tier 1 leverage ratio	9.87	9.12	8.48	9.89	8.54
Tier 1 risk-based capital	12.73	14.09	13.34	12.47	10.42
Total risk-based capital	13.99	15.36	14.60	14.42	12.34
Other Data
Number of financial centers***	86	70	76	48	50
Number of employees (full-time equivalent basis)	1,324	1,071	1,015	700	692

*
Excludes loans held for sale.

**
Excludes acquired assets.

***
As of February 28, 2013, SCBT had 82 financial centers due to four branch closings as part of the Savannah branch conversion and consolidation during the first quarter of 2013.

****
A reconciliation of non-GAAP measures to GAAP is presented on page 42.

        The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2012	2011	2010	2009	2008
Operating earnings
Net operating earnings (non-GAAP)	$36,920	$14,445	$347	$16,977	$22,498
Gains on acquisitions, net of tax	—	10,226	62,453	—	—
Securities gains (losses), net of tax	130	141	187	54	(28)
Other-than-temporary impairment (OTTI), net of tax	—	—	(4,447)	(3,436)	(6,422)
Merger and conversion related expense, net of tax	(7,018)	(2,217)	(3,734)	—	(263)
Termination of group insurance, net of tax	—	—	(893)	—	—
FHLB prepayment fee, net of tax	—	—	(2,031)	—	—

Net income (GAAP)	$30,032	$22,595	$51,882	$13,595	$15,785

Tangible book value per common share
Tangible book value per common share (non-GAAP)	$22.54	$21.89	$20.12	$17.04	$15.88
Effect to adjust for intangible assets	7.43	5.30	5.67	5.16	5.89

Book value per common share (GAAP)	$29.97	$27.19	$25.79	$22.20	$21.77

Return on average tangible equity
Return on average tangible equity (non-GAAP)	9.27%	8.10%	20.12%	6.18%	10.13%
Effect to adjust for intangible assets	-2.12%	-2.00%	-4.67%	-1.52%	-3.13%

Return on average equity (GAAP)	7.15%	6.10%	15.45%	4.66%	7.00%

Tangible equity to tangible assets
Tangible equity to tangible assets (non-GAAP)	7.62%	8.04%	7.31%	8.24%	6.62%
Effect to adjust for intangible assets	2.26%	1.76%	1.87%	2.23%	2.23%

Equity to assets (GAAP)	9.88%	9.80%	9.18%	10.47%	8.85%

        Operating earnings is a non-GAAP measure and excludes the after-tax effects of gains on acquisitions, gains or losses on sales of securities, other-than-temporary impairment ("OTTI"), merger and conversion related expense, termination of group insurance, and FHLB prepayment fees. The tangible measures above are non-GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also adds back the after-tax amortization of intangibles to GAAP basis net income. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating the Company's performance and capital and that may facilitate comparisons with others in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the company's results or financial condition as reported under GAAP.

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2012	2011	2010	2009	2008
Summary of Operations
Interest income	$187,488	$171,718	$155,354	$141,798	$156,075
Interest expense	11,094	20,266	32,737	37,208	60,298

Net interest income	176,394	151,452	122,617	104,590	95,777
Provision for loan losses	13,619	30,236	54,282	26,712	10,736

Net interest income after provision for loan losses	162,775	121,216	68,335	77,878	85,041
Noninterest income	41,283	55,119	137,735	26,246	19,049
Noninterest expense	158,898	142,978	125,242	83,646	79,796

Income before provision for income taxes	45,160	33,357	80,828	20,478	24,294
Provision for income taxes	15,128	10,762	28,946	6,883	8,509

Net income	30,032	22,595	51,882	13,595	15,785
Preferred stock dividends	—	—	—	1,115	—
Accretion on preferred stock discount	—	—	—	3,559	—

Net income available to common shareholders	$30,032	$22,595	$51,882	$8,921	$15,785

Per Common Share Information
Net income available to common shareholders, basic	$2.04	$1.65	$4.11	$0.74	$1.53
Net income available to common shareholders, diluted	2.03	1.63	4.08	0.74	1.52
Cash dividends	0.69	0.68	0.68	0.68	0.68

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

  •
  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Savannah, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into SCBT, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

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

        For any forward-looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in Report. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by SCBT or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Introduction

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes SCBT Financial Corporation and its subsidiary's results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and the year ended December 31, 2011 as compared to the year ended December 31, 2010, and also analyzes our financial condition as of December 31, 2012 as compared to December 31, 2011. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

        We achieved net income of $30.0 million, or $2.03 diluted earnings per share ("EPS"), during 2012 compared to $22.6 million, or $1.63 diluted EPS in 2011. Net interest income was up $24.9 million, or 16.5%, due primarily to improved yields on our acquired loan portfolio resulting in interest income being up $13.0 million, or 32.2%, and continued reduction of interest expense of $9.2 million, or

45.3%, related to all funding categories (deposits and other borrowings). Provision for loan losses declined by more than $16.6 million compared to 2011 due to reduced net charge offs of $8.6 million and improved credit quality indicators during the year. Noninterest income declined by $13.8 million due to a $16.5 million reduction in gains on acquisitions and a $10.6 million increase in negative accretion on the FDIC indemnification asset. This was partially offset by increases in all other categories of noninterest income, especially mortgage banking income, which increased by $6.1 million. Noninterest expense was up over the prior year by $15.9 million due primarily to a significant increase in merger and conversion related expenses being up $7.0 million over the prior year and salaries and benefits being up $7.4 million from the acquisitions, merit increases, and continued rise in benefit cost. Income taxes increased by $4.4 million due primarily to the larger pre-tax income in 2012 than 2011. This increase was partially offset by more tax free income, from a larger municipal bond portfolio, being included in net income in 2012 compared to 2011.

        At December 31, 2012, total non-acquired classified assets declined by $41.2 million or 22.4% to $143.2 million from the level at December 31, 2011. Non-acquired loans 30-89 days past due improved from the level at December 31, 2011 by $2.0 million, or 22.2%, to $7.2 million. Net charge offs as a percentage of average non-acquired loans for 2012 equaled 0.73% compared to 1.12% in 2011, an improvement of 0.39%. Non-acquired nonperforming assets ("NPAs") decreased to $81.1 million at December 31, 2012 down from $94.9 million at December 31, 2011, due primarily to a decrease in the level of non-acquired nonaccrual loans. NPAs as a percentage of non-acquired loans and repossessed assets decreased 69 bps to 3.13% at December 31, 2012 as compared to 3.82% at December 31, 2011. NPAs to total assets at December 31, 2012 were 1.58% compared to 2.44% at the end of 2011. These improvements in NPAs reflect the gradual improvement of the real estate market within our local markets and to a lesser degree the improvement in the U.S. economy as a whole.

        Our efficiency ratio was 72.2% at December 31, 2012 as compared to 68.8% at December 31, 2011. This higher ratio was the result of the two acquisitions closed during the 2012, the conversion from a national charter to a state chartered financial institution offset partially by a decline in OREO and loan related expenses and lower FDIC assessment and other regulatory charges. Last year revenue included two gains related to two FDIC-assisted acquisitions which lowered the efficiency ratio in 2011. On an operating basis for December 31, 2012 and 2011, the efficiency ratio was 62.1% and 65.5%, respectively, excluding merger and conversion related expenses and OREO and loan related cost.

        Balance sheet growth in loans and core deposit accounts continued to strengthen our overall balance sheet position. Core deposits, excluding all time deposits, now comprise 75% of our total deposit base, compared to 72% at December 31, 2011. Our non-acquired loan portfolio grew by more than 4.0% in 2011, or $100.4 million.

        We continue to remain well-capitalized with a total risk-based capital ratio of 13.99% and a Tier 1 leverage ratio of 9.87%, as of December 31, 2012, compared to 15.36% and 9.12%, at December 31, 2011. The decrease from the prior year reflects the impact of the two acquisitions of Peoples and Savannah on risk-weighted assets relative to the capital added from the issuance of SCBT common stock. We would expect the Tier 1 leverage ratio to decline to approximately 8.60% once the average asset base of Savannah is fully included in the first quarter of 2013. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

        At December 31, 2012, we had $5.1 billion in assets and 1,324 full-time equivalent employees. Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, loans for businesses, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities. Through our wealth management group and Minis & Company, Inc., our registered investment advisory firm, we provide our customers with brokerage services and alternative investment products such as annuities and mutual funds, and trust and asset management services.

        On February 19, 2013, SCBT and First Financial, a bank holding company headquartered in Charleston, South Carolina, entered into an agreement for First Financial to merge into SCBT. Under the terms of the merger agreement, subject to shareholder and regulatory approvals and other customary conditions, First Financial shareholders will receive 0.4237 shares of SCBT common stock for each outstanding share of First Financial common stock, subject to the payment of cash in lieu of fractional shares, and each outstanding share of First Financial Preferred Stock will be converted into the right to receive one share of preferred stock of SCBT, to be designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the First Financial Preferred Stock.

Recent Government Actions

        Please see the caption "Government Actions" under PART I, Item 1 Business on page 7.

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

Non-acquired Allowance for Loan Losses

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs of $250,000 and above regardless of accrual status to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

Acquired Allowance for Loan Losses

        Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310-30 aquired loans from the Company's initial estimates are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

        Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30. For covered loan pools, the reduction of the remaining allowance for acquired loan losses would be offset by the impact to the indemnification asset depending on each covered portfolio's loss share coverage (either 80%, in the case of Habersham and BankMeridian, or 95%, in the case of CBT assets).

        Certain acquired loans, such as lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on contractual cash flows over the estimated life of the loan. The allowance for these loans will be determined in a similar manner to the non-acquired loan losses.

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

        Our stock price has historically traded above its book value and tangible book value. During 2012, the lowest trading price for our stock was $29.16, and the stock price closed on December 31, 2012 at $40.18, above book value and tangible book value. We evaluated the carrying value of goodwill as of April 30, 2012, our annual test date, and determined that no impairment charge was necessary. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decrease, an impairment charge to goodwill and other intangible assets may be required.

        Core deposit intangibles, client list intangibles, and noncompetition ("noncompete") intangibles consist of costs that resulted from the acquisition of other banks from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. At December 31, 2012, we are in a net deferred tax asset position which resulted from the two acquisitions in 2012. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2012 or 2011.

Other-Than-Temporary Impairment ("OTTI")

        We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. See page 60 "Available-for-sale" for further discussion.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

        We account for acquisitions under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

        In accordance with FASB ASC Topic 805, the FDIC Indemnification Assets are initially recorded at fair value, and are measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and negative accretion through non-interest income over the shorter of the lives of the FDIC indemnification asset or the underlying loans. Impairment of the underlying covered assets will result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result.

        For further discussion of the Company's loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses to the audited condensed consolidated financial statements.

Recent Accounting Standards and Pronouncements

        For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled "Summary of Significant Accounting Policies."

Results of Operations

        Consolidated net income available to common shareholders increased by $7.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase reflects the improved net interest income and a lower provision for loan losses partially offset by increases in noninterest expense and higher negative accretion on the FDIC indemnification asset. Below are key highlights of our results of operations during 2012:

  •
  Consolidated net income increased 32.9% to $30.0 million in 2012 compared with $22.6 million in 2011, and decreased $29.3 million or 56.4% million from 2010, when net income totaled $51.9 million, which included a $62.4 million after-tax acquisition gain on an FDIC-assisted acquisition of CBT.

  •
  Basic earnings per common share increased 24.8% to $2.04 in 2012 compared with $1.65 in 2011, and decreased from $4.11 in 2010.

  •
  Diluted earnings per common share increased 23.8% to $2.03 in 2012 compared with $1.63 in 2011, and decreased from $4.08 in 2010.

  •
  Book value per common share was $29.97 at the end of 2012, an increase from $27.19 at the end of 2011 and $25.79 at the end of 2010. The increase in 2012 was related to the addition of the two acquisitions which closed in 2012 and solid earnings of $30.0 million.

  •
  Return on average assets increased to 0.70% in 2012, compared with 0.58% in 2011, and decreased compared to 1.43% in 2010. Our return on average assets was affected by an increase in average total assets primarily from the two acquisitions and an increase in net income caused primarily by improved net interest income and lower provision for loan losses for the year ended December 31, 2012 compared to December 31, 2011.

  •
  Return on average shareholders' equity increased to 7.15% in 2012, compared with 6.10% in 2011, and decreased from 15.45% in 2010. The increase reflected the higher net interest income and lower provision for loan losses compared to the year ended December 31, 2011, and the 2010 decrease was the result of the large CBT acquisition gain.

  •
  Our dividend payout ratio decreased to 34.11% for the year ended December 31, 2012 compared with 42.11% in 2011, and increased compared to 16.74% in 2010. The decrease from 2011 reflects higher net income available to common shareholders for the year ended December 31, 2012 due to the lower provision for loan losses and higher net interest income for the year ended December 31, 2012 compared with 2011.

  •
  Our equity to assets ratio increased to 9.88% at December 31, 2012 compared with 9.80% in 2011, and increased compared with 9.18% in 2010.

        The impacts of the improvement in the yields on acquired loans, the increase in average balances of all interest earning assets and a decline in the average rate of interest-bearing liabilities of 33 basis points were the main drivers causing net interest income to increase by $24.9 million, or 16.4%, during 2012. The 17 basis point decrease in the average yield on interest-earning assets and the growth in the average balance of interest-earning assets of $420.8 million, or 12.8%, drove total interest income to increase by $15.8 million, or 9.2%. The higher total interest income resulted from improvement in the yields on acquired loan portfolios and an increase in the acquired loan balance with the Peoples and Savannah acquisitions. The average balance of interest-bearing liabilities grew by $145.5 million, or 5.0%; however, the 44 basis point decline in the average rate on certificates and other time deposits along with the $130.2 million decline in the average balance of certificates and other time deposits drove total interest expense to decrease by $9.2 million, or 45.3%. Overall, the higher net interest income was largely a result of higher average earning assets, improved yields on the acquired loan portfolios and average rates on interest-bearing liabilities declining more quickly than average yields on interest-earning assets.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2012 and 2011.

Table 1—Quarterly Results of Operations (unaudited)

	2012 Quarters				2011 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$50,263	$49,535	$45,470	$42,220	$43,825	$45,307	$43,331	$39,255
Interest expense	2,351	2,625	2,936	3,182	3,900	4,627	5,330	6,409

Net interest income	47,912	46,910	42,534	39,038	39,925	40,680	38,001	32,846

Provision for loan losses	2,211	4,044	4,641	2,723	7,057	8,323	4,215	10,641
Noninterest income	10,900	9,166	11,744	9,473	9,663	20,791	8,792	15,873
Noninterest expense	48,139	38,031	37,509	35,219	36,548	37,158	35,048	34,224

Income before income taxes	8,462	14,001	12,128	10,569	5,983	15,990	7,530	3,854
Income taxes	2,552	4,938	4,097	3,541	1,154	5,658	2,612	1,338

Net income	$5,910	$9,063	$8,031	$7,028	$4,829	$10,332	$4,918	$2,516

Earnings Per Share
Net income, basic	$0.39	$0.61	$0.55	$0.51	$0.35	$0.75	$0.36	$0.19
Net income, diluted	0.38	0.60	0.55	0.50	0.35	0.74	0.35	0.19
Cash dividends	0.18	0.17	0.17	0.17	0.17	0.17	0.17	0.17

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

        The Federal Reserve's Federal Open Market Committee's target for Federal funds remained at a range of zero to 0.25% for the year ended December 31, 2012. We continued to reduce rates on all of our deposit products in 2012 in line with the historically low Federal funds target. The reductions in the rates on interest-bearing liabilities contributed to higher net interest income for 2012 as compared to 2011. The repricing of our certificates of deposits to lower interest rates and the reduction of average balances drove interest expense lower by $5.3 million for the year ended December 31, 2012. While the average balances of certificates of deposits declined by $130.2 million, the ending balance increased $159.0 million from the balance at December 31, 2011, due to the addition of Savannah on December 13, 2012. Interest expense from other interest bearing deposit accounts declined by $3.8 million compared to 2011, due to the continued reduction in rates during the year. The average rates on interest-bearing liabilities adjusted downward more quickly than the decrease in average yields on interest-earning assets.

        Net interest income highlighted for the year ended December 31, 2012:

  •
  Net interest income increased by $24.9 million, or 16.5%, to $176.4 million during 2012.

  •
  Higher 2012 net interest income was driven by a 33 basis point decrease in the average rate on interest-bearing liabilities, and by higher average balances of interest earning assets from the two acquisitions completed in 2012.

  •
  A decrease in the average rate on certificates and other interest-bearing deposits was the largest contributor to the rate decrease.

  •
  An increase of 17 basis points in net interest spread and $420.8 million in higher average balances of interest-earning assets contributed to higher net interest income during 2012.

  •
  Non-TE (non-taxable equivalent) net interest margin increased 15 basis points to 4.76% from 4.61% in 2011.

  •
  Net interest margin (taxable equivalent) increased 17 basis points to 4.83% during 2012.

  •
  Interest-free funds favorably impacted net interest margin by 6 basis points, a decrease of 2 basis points from the year ended December 31, 2011. The decrease is being driven largely by the decrease in the cost of funds which dampens the impact of interest free funds.

  •
  The yield on acquired loans was 11.13% and positively impacted the net interest margin. This partially offset the impact of declining interest rates on non-acquired loans.

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

  •
  Interest-free funds favorably impacted net interest margin by 8 basis points, a decrease of 4 basis points from December 31, 2010. The decrease is being driven largely by the decrease in the cost of funds which dampens the impact of interest free funds

  •
  The yield on acquired loans was 10.69% and positively impacted the net interest margin. This partially offset the impact of declining interest rates on non-acquired loans.

Table 2—Volume and Rate Variance Analysis

	2012 Compared to 2011 Increase (Decrease) due to			2011 Compared to 2010 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non-acquired loans, net of unearned income(2)	$4,334	$(4,297)	$37	$9,459	$(10,378)	$(919)
Acquired loans, net of acquired ALL(4)	11,207	743	11,950	542	19,313	19,855
Loans held for sale	662	(47)	615	(19)	(205)	(224)
Investment securities:
Taxable	3,293	(1,938)	1,355	2	(2,236)	(2,234)
Tax exempt(3)	2,179	(505)	1,674	(116)	7	(109)
Federal funds sold and securities purchased under agreements to resell and time deposits	196	(57)	139	11	(16)	(5)

Total interest income	21,871	(6,101)	15,770	9,879	6,485	16,364

Interest expense on:
Deposits
Transaction and money market accounts	1,054	(4,480)	(3,426)	2,229	(4,081)	(1,852)
Savings deposits	157	(584)	(427)	257	(211)	46
Certificates and other time deposits	(1,250)	(4,029)	(5,279)	(2,997)	(6,166)	(9,163)
Federal funds purchased and securities sold under agreements to repurchase	48	(124)	(76)	(12)	(91)	(103)
Other borrowings	(32)	69	37	(1,514)	115	(1,399)

Total interest expense	(23)	(9,148)	(9,171)	(2,037)	(10,434)	(12,471)

Net interest income	$21,894	$3,047	$24,941	$11,916	$16,919	$28,835

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

(4)
ALL is an abbreviation for the allowance for loan losses.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Years Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Non-acquired loans, net of unearned income(1)	$2,484,751	$119,592	4.81%	$2,397,821	$120,664	5.03%	$2,224,746	$121,583	5.47%
Acquired loans, net of acquired ALL(2)	481,754	53,634	11.13%	379,678	40,575	10.69%	369,996	20,720	5.60%
Loans held for sale	45,112	1,581	3.50%	26,760	966	3.61%	27,197	1,190	4.38%
Investment securities:
Taxable	325,420	7,577	2.33%	212,788	6,222	2.92%	212,732	8,456	3.97%
Tax-exempt	126,143	3,947	3.13%	64,404	2,273	3.53%	67,708	2,382	3.52%
Federal funds sold and securities purchased under agreements to resell and time deposits	241,332	1,157	0.48%	202,291	1,018	0.50%	200,126	1,023	0.51%

Total interest-earning assets	3,704,512	187,488	5.06%	3,283,742	171,718	5.23%	3,102,504	155,354	5.01%
Noninterest-earning assets:
Cash and due from banks	88,487			78,543			62,249
FDIC receivable for loss share agreements	205,460			278,164			239,397
Other real estate owned	79,899			97,692			44,967
Other assets	245,667			214,227			211,442
Allowance for loan losses	(47,762)			(48,005)			(42,969)

Total noninterest-earning assets	571,751			620,621			515,086

Total assets	$4,276,263			$3,904,363			$3,617,590

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$1,538,795	$3,117	0.20%	$1,325,344	$6,543	0.49%	$1,047,283	$8,395	0.80%
Savings deposits	297,498	479	0.16%	253,652	906	0.36%	195,252	860	0.44%
Certificates and other time deposits	922,377	4,828	0.52%	1,052,563	10,109	0.96%	1,246,372	19,272	1.55%
Federal funds purchased and securities sold under agreements to repurchase	229,185	451	0.20%	210,098	526	0.25%	214,096	629	0.29%
Other borrowings	46,537	2,219	4.77%	47,239	2,182	4.62%	81,822	3,581	4.38%

Total interest-bearing liabilities	3,034,392	11,094	0.37%	2,888,896	20,266	0.70%	2,784,825	32,737	1.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	799,263			615,956			465,698
Other liabilities	22,759			29,395			31,214

Total noninterest-bearing liabilities	822,022			645,351			496,912
Shareholders' equity	419,849			370,116			335,853

Total noninterest-bearing liabilities and shareholders' equity	1,241,871			1,015,467			832,765

Total liabilities and shareholders' equity	$4,276,263			$3,904,363			$3,617,590

Net interest spread			4.70%			4.53%			3.83%
Impact of interest free funds			0.06%			0.08%			0.12%

Net interest margin (non-taxable equivalent)			4.76%			4.61%			3.95%

Net interest margin (taxable equivalent)			4.83%			4.66%			4.00%

Net interest income		$176,394			$151,452			$122,617

(1)
Nonaccrual loans are included in the above analysis.

(2)
ALL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2012, 2011, and 2010, noninterest income comprised 19.0%, 26.7%, and 52.9%, respectively, of total net interest and noninterest income. The decrease from 2011 resulted primarily from the $10.6 million increase in negative accretion on the FDIC indemnification asset and the $16.5 million pre-tax gains recorded for the Habersham and BankMeridian recorded in noninterest income for the year ended December 31, 2011.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Service charges on deposit accounts	$23,815	$22,654	$21,342
Bankcard services income	14,173	11,721	8,987
Mortgage banking income, net of commissions	12,622	6,271	6,564
Trust and investment services income	6,360	5,464	4,251
Securities gains (losses), net	189	323	292
Total other-than-temporary impairment losses	—	(115)	(1,281)
Portion of impairment losses recognized in other comprehensive loss	—	—	(5,489)

Net impairment losses recognized in earnings	—	(115)	(6,770)
Accretion (amortization) of FDIC indemnification asset	(20,773)	(10,135)	2,443
Gains on acquisitions	—	16,529	98,081
Other	4,897	2,407	2,545

Total noninterest income	$41,283	$55,119	$137,735

        Noninterest income decreased 25.1% for the year ended December 31, 2012 compared to 2011 resulting from the following:

  •
  Mortgage banking income increased 101.3%, driven by the increased volume of mortgage banking activity generated as customers refinanced their mortgage loans to take advantage of the low interest rate environment.

  •
  Service charges on deposit accounts increased 5.1% driven by the increase in deposit accounts through organic growth combined with the Peoples and Savannah acquisitions.

  •
  Bankcard services income increased 20.9%. This increase was primarily the result of adding bankcard customers through organic growth as well as the Peoples and Savannah acquisitions.

  •
  Other noninterest income increased 103.5%, driven by $1.8 million in recoveries on acquired loans and a $330,000 increase in the cash surrender value of bank owned life insurance.

  •
  Negative accretion on the FDIC indemnification asset increased $10.6 million, resulting from decreases in expected cash flows from the FDIC related to the loss share agreement. This decrease in expected cash flows from the FDIC was driven by improvements in the cash flows in certain acquired loan pools during 2012 (additional detailed discussion of the accretion on the receivable for the FDIC loss share agreements can be found in this section under the captions: Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset).

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

        Noninterest expense represents the largest expense category for our company. During 2012, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Salaries and employee benefits	$76,308	$68,937	$60,795
OREO expense and loan related	12,003	14,051	5,074
Information services expense	11,092	10,512	9,144
Merger expense	10,214	3,198	5,504
Net occupancy expense	9,817	9,674	8,544
Furniture and equipment expense	9,115	8,476	7,530
Bankcard expense	4,062	3,241	2,812
FDIC assessment and other regulatory charges	3,875	4,573	5,283
Business development and staff related	3,336	3,393	3,258
Advertising and marketing	2,735	2,729	3,618
Professional fees	2,681	1,776	2,276
Amortization of intangibles	2,172	1,991	1,650
Federal Home Loan Bank advances prepayment penalty	—	—	3,189
Other	11,488	10,427	6,565

Total noninterest expense	$158,898	$142,978	$125,242

        Noninterest expense increased 11.1% for the year ended December 31, 2012 compared to 2011 primarily as a result of the following:

  •
  Salaries and employee benefits expense increased 10.7%, driven by the addition of Peoples and Savannah and increases in both incentive and merit pay for employees during 2012.

  •
  Information services expense increased 5.5%, driven mainly by an incremental increase from the Peoples acquisitions and an increase in cost related to internet banking and general computer servicing.

  •
  Merger and conversion related expenses of $10.2 million were incurred related to the Peoples and Savannah acquisitions along with the conversion from a national chartered bank to a state chartered bank in July of 2012, compared to $3.2 million for the Habersham and BankMeridian acquisitions.

  •
  Net occupancy and furniture and equipment expense increased 4.2% combined, driven primarily by increases from the addition of the Peoples branches in the upstate of South Carolina.

  •
  OREO and loan related expenses for the year ended December 31, 2012 was $12.0 million, including $3.1 million related to covered OREO and loans, net of the FDIC indemnification and $8.8 million related to uncovered OREO. This was a decrease of $3.9 million, or 30.5% from 2011. The decrease was largely driven by a decline in the amount of write downs recorded for OREO properties throughout the year. In addition, during the fourth quarter of 2012, we moved a former potential branch site to OREO and recorded a write down of $306,000.

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

  •
  OREO and loan related expenses for the year ended December 31, 2011 was $14.1 million, including $1.6 million related to covered OREO and loans, net of the FDIC indemnification. Excluding expenses on covered OREO and loans, the expense on non-acquired loans was $12.5 million, an increase of $8.4 million, or 207.5%, from the balance at December 31, 2010. The increase was largely driven by an increase in write downs of OREO properties based on results of appraisals, $1.3 million of which related to former potential branch sites that were moved to OREO during the second quarter of 2011.

Income Tax Expense

        Our effective tax rate increased to 33.5% at December 31, 2012, compared to 32.3% at December 31, 2011. The higher effective tax rate in 2012 is primarily attributable to higher pre-tax net income than in 2011. Tax exempt income on municipal bonds make up a smaller percentage of pre-tax net income for the year ended December 31, 2012 compared to 2011, which also contributed to the higher effective rate.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the investment portfolio changed from 2011 primarily as a result of securities acquired through the Peoples and Savannah acquisitions as well as purchases of GSEs and mortgage-backed securities, the sale of $29.3 million in mortgage-backed securities and state and municipal bonds, and maturing or called securities that were purchased in higher interest rate environments. The expected average life of the investment portfolio at December 31, 2012 was approximately 3.87 years, compared with 3.48 years at December 31, 2011. At December 31, 2012, investment securities were $560.1 million, or 15.1% of average earning assets, compared with $324.1 million, or 9.9% of average earning assets, at December 31, 2011. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

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

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Held-to-maturity (amortized cost):
State and municipal obligations	$15,440	$16,569	$19,941	$21,538	$24,228

Total held-to-maturity	15,440	16,569	19,941	21,538	24,228

Available-for-sale (fair value):
Government-sponsored entities debt	88,518	49,603	70,534	36,615	28,672
State and municipal obligations	152,799	43,957	40,004	26,805	10,558
GSE mortgage-backed securities	293,187	195,309	84,440	103,268	133,505
Trust preferred (collateralized debt obligations)	—	—	2,034	6,250	10,083
Corporate stocks	379	326	362	365	402

Total available-for-sale	534,883	289,195	197,374	173,303	183,220

Total other investments	9,768	18,292	20,597	16,271	14,779

Total investment securities	$560,091	$324,056	$237,912	$211,112	$222,227

        During 2012, total investment securities increased $236.0 million, or 72.8%, from December 31, 2011. The increase was primarily the result of securities acquired through the Peoples and Savannah acquisitions as well as purchases of GSEs and mortgage-backed securities, offset by $29.3 million in securities sold and maturing or called securities that were purchased in higher interest rate environments. The decrease in held-to-maturity ("HTM") securities was the result of called and maturing state and municipal tax-exempt securities during 2012. These are generally longer-maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2012, the fair value of the total investment securities portfolio (including HTM) was $15.2 million, or 2.78%, above its amortized cost basis. Comparable valuations at December 31, 2011 reflected a total investment portfolio fair value that was $10.8 million, or 3.43%, higher than amortized cost basis.

Held-to-maturity

        HTM securities consist solely of some of our tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities decreased $1.1 million from the balance at December 31, 2011.

  •
  The balance of HTM securities represented 0.3% and 0.4% of total assets at December 31, 2012 and 2011, respectively.

  •
  Interest earned amounted to $652,000, a decrease of $103,000, or 13.6%, from $755,000 in 2011. The average balance of the HTM portfolio decreased by $2.3 million during 2012. The overall yield on the HTM portfolio decreased by 8 basis points from 2011 and decreased by 6 basis points from 2010 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The expected average life of the held to maturity portfolio was 3.1 years and 4.2 years at December 31, 2012 and 2011, respectively.

Available-for-sale

        Securities available for sale consist mainly of debentures of government-sponsored entities, state and municipal bonds, and mortgage-backed securities. At December 31, 2012, investment securities with an amortized cost of $520.8 million and fair value of $534.9 million were classified as available for sale. The positive adjustment of $14.1 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available-for-sale securities:

  •
  Total securities available for sale increased $245.7 million, or 85.0%, from the balance at December 31, 2011, primarily the result of securities acquired through the Peoples and Savannah acquisitions as well as purchases of GSEs and mortgage-backed securities, offset by $27.9 million in securities sold and maturing or called securities that were purchased in higher interest rate environments.

  •
  The balance of securities available for sale represented 10.4% of total assets at December 31, 2012 and 7.4% at December 31, 2011.

  •
  Interest income earned in 2012 amounted to $10.7 million, an increase of $3.0 million, or 38.8%, from $7.7 million in the comparable year of 2011. The increase in interest earned reflected the $174.5 million increase in the average balances of securities available for sale, partially offset by a 52 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2012.

        At December 31, 2012, we had thirty-one securities available for sale in an unrealized loss position, which totaled $183,000. During 2012, the credit and capital markets continued to experience turmoil globally. These situations largely reflect an ongoing decrease in liquidity in some sectors of the capital markets and volatility of spreads (over the U.S. Treasury yield curve) that many market segments experienced during the period. See Note 3—Investment Securities in the consolidated financial statements for additional information.

        Investment securities in an unrealized loss position as of December 31, 2012 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more-likely-than-not that we will not be required to sell the debt securities. Therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012. We continue to monitor all of these securities with a high degree of scrutiny.

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

Other Investments

        Other investment securities primarily include our investment in Federal Home Loan Bank of Atlanta ("FHLB") stock, with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2012, the investment in FHLB stock represented approximately $8.1 million, or 0.15% of total assets. The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

  •
  We evaluate ultimate recoverability of the par value.

  •
  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

  •
  Historically, the FHLB does not allow for discretionary purchases or sales of its stock. Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity of outstanding advances held by the member institutions. We redeemed, net of acquired positions approximately $4.0 million of our investment during 2012, at par value.

  •
  Given the expectation that the various FHLBs have a high degree of government support, we have determined that the debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses.

  •
  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding. We deem the FHLB's process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practices by most dividend-paying companies. Based on the FHLB's performance over the past fourteen consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter's performance, with the most recent dividend payment of 2.43% on November 6, 2012 related to the third quarter of 2012.

        For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of December 31, 2012 and ultimate recoverability of the par value of this investment is probable.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years
									Total
											Par Value	Fair Value
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)(3)	$733	7.35%	$1,451	6.07%	$9,256	5.99%	$4,000	5.93%	$15,440	6.05%	$15,460	$16,553

Total held-to-maturity	733	7.35%	1,451	6.07%	9,256	5.99%	4,000	5.93%	15,440	6.05%	15,460	16,553

Available-for-sale
Government-sponsored entities debt(4)	1,040	0.72%	6,306	1.67%	33,144	2.17%	48,028	3.00%	88,518	2.57%	87,609	88,518
State and municipal obligations(2)(3)	2,643	2.27%	9,414	2.55%	37,516	3.95%	103,226	4.98%	152,799	4.53%	141,562	152,799
Mortgage-backed securities(5)	3	5.92%	1,000	2.22%	25,052	2.77%	267,132	2.50%	293,187	2.52%	278,693	293,187
Corporate stocks(1)	—	0.00%	—	0.00%	—	0.00%	379	3.23%	379	3.23%	379	379

Total available-for-sale	3,686	1.84%	16,720	2.20%	95,712	3.02%	418,765	3.17%	534,883	3.10%	508,243	534,883

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	9,768	2.32%	9,768	2.32%	9,768	9,768

Total investment securities(6)	$4,419	2.75%	$18,171	2.51%	$104,968	3.29%	$432,533	3.18%	$560,091	3.17%	$533,471	$561,204

Percent of total	1%		3%		19%		77%
Cumulative percent of total	1%		4%		23%		100%

(1)
FHLB and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

(3)
The expected average life for state and municipal obligations is 5.77 years; 3.13 years for held-to-maturity and 6.05 years for available-for-sale.

(4)
The expected average life for government-sponsored entities debt securities is 1.48 years.

(5)
The expected average life for mortgage-backed securities is 3.51 years.

(6)
The expected average life for the total investment securities portfolio is 3.87 years (not including FHLB and corporate stock with no maturity date).

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. The addition of $835.6 million in acquired loans in the Peoples and Savannah acquisitions along with a 5.1% increase in consumer real estate loans, a 5.6% increase in commercial owner occupied real estate loans, and a 26.9% increase in commercial and industrial loans contributed to overall loan growth for the year ended December 31, 2012. At December 31, 2012, total loans had grown to $3.6 billion, an increase of $773.0 million, or 26.9%, compared to $2.9 billion at the end of 2011. Average loans outstanding during 2012 were $3.0 billion, an increase of $189.0 million, or 6.8%, over the 2011 average of $2.8 billion. (For further discussion of the Company's acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

        The following table presents a summary of the non-acquired loan portfolio by type:

Table 8—Distribution of Non-Acquired Loans by Type

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Real estate:
Commercial non-owner occupied(1)	563,491	610,543	712,190	770,934	866,430
Consumer(2)	689,787	656,515	589,431	533,123	515,546
Commercial owner occupied real estate	784,152	742,890	578,587	469,101	423,345
Commercial and industrial	279,763	220,454	202,987	214,174	251,929
Other income producing property	133,713	140,693	124,431	137,736	141,516
Consumer	86,934	85,342	67,768	68,770	95,098
Other loans	33,163	14,128	20,806	9,400	22,212

Total non-acquired loans	$2,571,003	$2,470,565	$2,296,200	$2,203,238	$2,316,076

(1)
Includes $273.4 million of construction and land development loans in 2012 vs. $310.8 million in 2011.

(2)
Includes owner occupied real estate.

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity. Certain acquired loans, such as lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20. The following table presents the acquired loans by type:

Table 9—Distribution of Acquired Loans by Type

	December 31,
(Dollars in thousands)	2012	2011	2010
Acquired loans:
Commercial loans greater than or equal to $1 million—CBT	$49,684	$60,829	$84,288
Commercial real estate	372,924	108,327	66,628
Commercial real estate—construction and development	130,451	51,005	32,312
Residential real estate	355,127	128,650	92,737
Consumer	15,685	10,019	10,915
Commercial and industrial	72,884	39,311	24,742
Single pay	4,772	4,060	9,416
FASB ASC Topic 310-20 acquired loans	73,215	—	—

Total acquired loans	$1,074,742	$402,201	$321,038

        The Company did not have any acquired loans for the years ended December 31, 2009 and 2008.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2012 compared to December 31, 2011:

  •
  Acquired loans were $1.1 billion, or 29.5% of total loans at December 31, 2012.

  •
  Non-acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $1.3 billion, and comprised 34.4% of the total loan portfolio. This was a decrease of $13.8 million, or 1.1%, over year-end 2011.

  •
  Loans secured by commercial real estate, excluding commercial owner occupied loans, decreased by $47.1 million, or 7.7%.

  •
  Loans secured by consumer real estate grew by $33.3 million, or 5.1%.

  •
  Commercial owner occupied real estate loans grew $41.3 million, or 5.6%, from the comparable year of 2011. The balance represented 21.5% of total loans at December 31, 2012.

        Loan interest income was $174.8 million in 2012, an increase of $12.6 million, or 7.8%, over 2011 income of $162.2 million. The increase was the result of the 6.8% growth in the average balance of the loan portfolio from the Peoples and Savannah acquisitions and organic growth combined with an average acquired loan portfolio yield in 2012 of 11.1% which was 44 basis points higher than the 10.7% loan yield in 2011, offset by an average non-acquired loan portfolio yield in 2011 of 4.81% which was 22 basis points lower than the 5.03% loan yield in 2011. Interest income for 2011 was 13.0% higher than the 2010 income of $143.5 million. The average loan yield of the non-acquired loan portfolio in 2011 was 44 basis points lower than the 2010 yield of 5.47%.

        Non-acquired loans secured by commercial real estate were comprised of $273.4 million in construction and land development loans and $290.1 million in commercial non-owner occupied loans at December 31, 2012. At December 31, 2011, we had $310.8 million in construction and land development loans and $299.7 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Non-acquired loans secured by consumer real estate comprised of $434.5 million in consumer owner occupied loans and $255.3 million in home equity loans at December 31, 2012. At December 31, 2011, we had $391.5 million in consumer owner occupied loans and $265.0 million in home equity loans.

        The table below shows the contractual maturity of the loan portfolio at December 31, 2012.

Table 10—Maturity Distribution of Loans

December 31, 2012 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$563,491	$181,697	$266,397	$115,397
Consumer	689,787	57,549	192,469	439,769
Commercial owner occupied real estate	784,152	86,541	456,544	241,067
Commercial and industrial	279,763	116,240	117,649	45,874
Other income producing property	133,713	52,255	65,233	16,225
Consumer	86,934	9,043	72,196	5,695
Other loans	33,163	6,577	15,295	11,291
Acquired loans	1,074,742	434,029	442,344	198,369

Total loans	$3,645,745	$943,931	$1,628,127	$1,073,687

        At December 31, 2012 and 2011, our non-acquired commercial non-owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $287.5 million and $299.2 million, respectively. The adjustable interest rate loan balance in this loan category was

$94.3 million and $122.7 million, respectively. The non-acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $666.7 million and $627.7 million, respectively. The adjustable interest rate loan balance in this loan category was $30.9 million and $36.0 million, respectively. The non-acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $141.1 million and $113.8 million, respectively. The adjustable interest rate loan balance in this loan category was $22.5 million and $26.2 million, respectively.

Nonaccrual Loans

        Generally, we place a non-acquired loan on nonaccrual when the loan becomes 90 days or more past due. Management does place loans which are not 90 days or more past due on nonaccrual based upon management's judgment of collectability of principal and interest.

Troubled Debt Restructurings ("TDRs")

        SCBT designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310.40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2012 and 2011, total TDRs were $19.4 million and $17.6 million, respectively, of which $6.3 million were accruing restructured loans at December 31, 2012, compared to $5.8 million at December 31, 2011. SCBT does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

        The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 11—Nonperforming Assets

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans(1)	$48,387	$64,170	$62,661	$47,444	$14,624
Accruing loans past due 90 days or more	500	926	118	241	293
Restructured loans	13,151	11,807	6,365	2,048	—

Total nonperforming loans	62,038	76,903	69,144	49,733	14,917
Other real estate owned ("OREO")(2)	19,069	18,022	17,264	3,102	6,126
Other nonperforming assets(3)	—	24	50	31	84

Total nonperforming assets excluding acquired assets	81,107	94,949	86,458	52,866	21,127
Acquired covered OREO	34,257	65,849	69,317	—	—
Acquired non-covered OREO	13,179	—	—	—	—
Other covered nonperforming assets	44	251	19	—	—

Total nonperforming assets	$128,587	$161,049	$155,794	$52,866	$21,127

Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	3.13%	3.82%	3.74%	2.40%	0.91%

Total nonperforming assets as a percentage of total assets	1.58%	2.44%	2.41%	1.96%	0.76%

Nonperforming loans as a percentage of period end loans(4)	2.41%	3.11%	3.01%	2.26%	0.64%

Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	3.46%	5.45%	5.76%	2.40%	0.91%

Total nonperforming assets as a percentage of total assets	2.50%	4.13%	4.33%	1.96%	0.76%

Nonperforming loans as a percentage of period end loans(4)	1.70%	2.68%	2.64%	2.26%	0.64%

(1)
Excludes the acquired loans that are contractually past due totaling $83.1 million, $97.6 million, and $93.6 million as of December 31, 2012, December 31, 2011, and December 31, 2010, respectively, including the valuation discount. Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company's application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

(2)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3)
Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4)
Loan data excludes mortgage loans held for sale.

        Excluding the acquired loans, total nonperforming loans were $62.0 million, or 2.41% of total loans, a decrease of $14.9 million, or 19.3%, from December 31, 2011. The decrease in nonaccrual loans was driven by a decrease in commercial nonaccrual loans of $13.0 million and a decrease in consumer nonaccrual loans of $1.4 million.

        Nonperforming non-acquired loans and restructured loans increased by approximately $2.7 million during the fourth quarter of 2012 from the level at September 30, 2012. This was primarily the result of two larger loans being placed on nonaccrual in the fourth quarter (one on the coast of South Carolina and the other in the inland). The top 10 nonaccrual loans at December 31, 2012 consist of five loans located along the coast of South Carolina, two in Orangeburg, one in the Columbia MSA, and two located in the Charlotte MSA, and total $18.5 million. These loans comprise 30.1% of total nonaccrual loans at December 31, 2012 and are all real estate collateral dependent. The Company currently holds specific reserves of $1.2 million on three of these ten loans. Eight of the loans have had appraisals in 2012 and two in 2011. Of our non-acquired nonperforming loan balance of $62.0 million at December 31, 2012, 45.2% is in South Carolina coastal markets.

        At December 31, 2012, non-acquired OREO (not covered) increased by $1.0 million from the balance at December 31, 2011 to $19.1 million. At December 31, 2012, non-acquired OREO consisted of 91 properties with an average value of $210,000, an increase of $10,000 from December 31, 2011, when we had 90 properties. In the fourth quarter of 2012, we added 21 properties with an aggregate value of $3.8 million into non-acquired OREO, and we sold 21 properties with a basis of $4.3 million in that same quarter. We recorded a net loss of $9,000 on the properties sold during the quarter. We also wrote down 10 properties during the fourth quarter by $765,000. Our non-acquired OREO balance of $19.1 million, at December 31, 2012, is comprised of 17% in the Orangeburg, SC area, 4% in the Myrtle Beach, SC MSA, 25% in the Hilton Head/Beaufort, SC MSA, 9% in the Charleston, SC MSA 13% in the Charlotte, NC MSA, 10% in the Columbia, SC MSA and 12% in the Greenville/Spartanburg, SC MSA.

        During the fourth quarter of 2012, the Company auctioned 175 properties located in various counties in North Georgia. All of these assets were held in the Company's acquired covered OREO portfolio, and were covered under loss share agreements with the FDIC at 95% in the case of CBT and 80% in the case of Habersham Bank. As of December 31, 2012, 140 of these assets have been sold at a loss, net of the FDIC loss share agreement, of $71,000. These assets had a carrying value of $7.6 million. In January 2013, the Company sold another 20 of these assets at a gain, net of the FDIC loss share agreement, of $52,000. These had a carrying value of $800,000. Eight of the properties did not close due to termination of the contract by either party, and seven contracts have been extended. Of the seven extended contracts none are material to the results of the company and the current carrying value of these assets totals $296,000.

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

        Our general policy is to obtain updated OREO valuations annually for non-covered assets. OREO valuations for non-single family assets covered by loss share agreements are generally obtained every six months. OREO valuations include appraisals, broker opinions, previous offers received on the property, and consideration of market conditions and the number of days the property has been on the market. In a market of declining property values, which we have experienced over the past four years, we may reduce an appraisal by an additional factor due to our knowledge and experience in the market. (See Other Real Estate Owned ("OREO") under Critical Accounting Policies and Estimates in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's OREO policies.)

Potential Problem Loans—Non-acquired

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $8.0 million, or 0.31% of total non-acquired loans outstanding at December 31, 2012, compared to $14.4 million, or 0.58% of total loans outstanding at December 31, 2011, and $12.3 million, or 0.49% of total non-acquired loans outstanding at September 30, 2012. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

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

        The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as nonaccrual and graded doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans greater than $250,000. Loans for which specific reserves are provided are excluded from the calculation of the general reserves.

        In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company's allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

        The following tables provide the allocation for the non-acquired and acquired allowance for loan losses. There was no allowance for acquired loan losses prior to 2011.

Table 12—Allocation of the Non-Acquired Allowance for Loan Losses

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non-owner occupied	$15,757	21.9%	$18,482	24.6%	$20,670	31.0%	$14,961	35.0%	$11,960	37.4%
Consumer owner occupied	10,194	26.8%	11,722	26.6%	10,484	25.7%	8,386	24.2%	6,909	22.2%
Commercial owner occupied real estate	8,743	30.5%	10,356	30.1%	7,814	25.2%	5,978	21.3%	4,865	18.3%
Commercial and industrial	4,939	10.9%	3,901	8.9%	4,313	8.8%	4,330	9.7%	3,936	10.9%
Other income producing property	3,747	5.2%	3,636	5.7%	2,834	5.4%	2,375	6.3%	1,890	6.1%
Consumer	781	3.4%	1,145	3.5%	1,191	3.0%	1,258	3.1%	1,511	4.1%
Other loans	217	1.3%	125	0.6%	206	0.9%	200	0.4%	454	1.0%

Total	$44,378	100.0%	$49,367	100.0%	$47,512	100.0%	$37,488	100.0%	$31,525	100.0%

*
Loan carrying value in each category, expressed as a percentage of total non-acquired loans

Table 13—Allocation of the Acquired Allowance for Loan Losses

	2012		2011
(Dollars in thousands)	Amount	%*	Amount	%*
Commercial loans greater than or equal to $1 million—CBT	$15,408	4.6%	$16,706	15.1%
Commercial real estate	1,517	34.8%	1,318	26.9%
Commercial real estate—construction and development	1,628	12.1%	—	12.7%
Residential real estate	4,616	33.0%	5,471	32.0%
Consumer	96	1.5%	—	2.5%
Commercial and industrial	4,305	6.8%	4,564	9.8%
Single pay	4,562	0.4%	3,561	1.0%
FASB ASC Topic 310-20 acquired loans	—	6.8%	—	0.0%

Total	$32,132	100.0%	$31,620	100.0%

*
Loan carrying value in each category, expressed as a percentage of total acquired loans

        The following table presents changes in the allowance for loan losses on non-acquired loans for the five years at December 31:

Table 14—Summary of Non-Acquired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at January 1	$49,367	$47,512	$37,488	$31,525	$26,570
Charge-offs:
Real estate:
Commercial non-owner occupied	(10,802)	(15,653)	(22,161)	(12,736)	(1,532)
Consumer	(3,244)	(5,524)	(9,775)	(3,340)	(1,263)
Commercial owner occupied real estate	(2,781)	(2,346)	(2,625)	(571)	(61)
Commercial and industrial	(2,033)	(1,872)	(9,138)	(2,528)	(1,449)
Other income producing property	(924)	(2,366)	(338)	(867)	(185)
Consumer *	(2,146)	(1,337)	(2,780)	(2,005)	(2,263)
Other loans	—	(111)	—	(3)	(1)

Total charge-offs	(21,930)	(29,209)	(46,817)	(22,050)	(6,754)

Recoveries:
Real estate:
Commercial non-owner occupied	1,710	662	814	381	103
Consumer	724	356	194	38	94
Commercial owner occupied real estate	5	158	126	4	11
Commercial and industrial	228	295	713	192	140
Other income producing property	361	293	6	3	4
Consumer *	728	645	706	681	620
Other loans	—	—	—	2	1

Total recoveries	3,756	2,409	2,559	1,301	973

Net charge-offs	(18,174)	(26,800)	(44,258)	(20,749)	(5,781)
Provision for loan losses	13,185	28,655	54,282	26,712	10,736

Allowance for loan losses at December 31	$44,378	$49,367	$47,512	$37,488	$31,525

Average loans, net of unearned income **	$2,966,505	$2,777,499	$2,594,742	$2,248,568	$2,220,448
Ratio of net charge-offs to average loans, net of unearned income *	0.73%	1.12%	1.99%	0.92%	0.26%
Allowance for loan losses as a percentage of total non-acquired loans	1.73%	2.00%	2.07%	1.70%	1.36%

*
Net charge-offs at December 31, 2012, 2011, 2010, 2009, and 2008 include automated overdraft protection ("AOP") principal net charge-offs of $813,000, $515,000, $610,000, $572,000, and $559,000, respectively, and insufficient fund ("NSF") principal net charge-offs of $251,000, $122,000, $263,000, $59,000, and $91,000, respectively, that are included in the consumer classification above.

**
Average loans, net of unearned income does not include loans held for sale.

        The lower non-acquired provision in 2012 reflects lower net charge-offs than in 2011. The following provides highlights for the years ended December 31, 2012 and 2011:

  •
  Total net charge-offs decreased $8.6 million, or 32.2% for the year ended December 31, 2012 compared to a $17.5 million, or 39.4%, decrease for the comparable year in 2011. The decrease in net charge-offs between December 31, 2012 and December 31, 2011 was in consumer real estate by $2.6 million, commercial non-owner occupied real estate by $5.9 million, and other income producing property by $1.5 million. These declines were offset by the following increases in net charge-offs: Commercial owner occupied real estate by $588,000; commercial and industrial by $228,000 and consumer by $726,000.

  •
  Management currently expects the level of net charge-offs to continue to improve (decline) in 2013 compared to 2012. Economic indicators and better performance within the real estate market continue to support this expectation. In 2012, the ratio of net charge-offs to average loans decreased to 0.73% at the end of 2012 compared to 1.12% at the end of 2011. This was an improvement of 0.39% in 2012.

  •
  During the fourth quarter of 2012, the ratio of net charge-offs to average loans decreased to 0.64% from 0.85% during the third quarter of 2012.

        The provision for loan losses as a percent of average loans decreased due to the decrease in our levels of past due and classified assets and a decrease in net charge-offs during 2012 compared to 2011. Net charge-offs decreased substantially in three categories during 2012 compared to 2011. Of the total net charge-offs during 2012, 50%, or $9.1 million, were in commercial non-owner occupied real estate lending which includes construction and land development loans, 13.9%, or $2.5 million, were in consumer real estate loans which include home equity loans, 9.9%, or $1.8 million, were in commercial and industrial loans, 15.3%, or $2.8 million, were in commercial owner occupied real estate, $1.4 million or 7.8%, were in consumer loans and 3.1%, or $563,000, were in other income producing property. This compares to 2011 when the total amount of net charge offs were higher than 2010, except for the other income producing property where charge-offs increased by approximately $1.7 million and other loans where charge-offs increased by approximately $111,000. We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and there remains concern that certain borrowers will be unable to meet the contractual payments of principal and interest. We have seen noted improvement in the economy and business activity throughout our markets during 2012, and are expecting this trend to continue in 2013. Excluding covered assets, nonperforming loans increased by $2.7 million during the fourth quarter compared to the third quarter of 2012. The ratio of the ALLL to cover these loans increased from 64% at December 31, 2011 to 72% at December 31, 2012.

        We decreased the ALLL for the fourth quarter of 2012 compared to the fourth quarter of 2011 due to the decrease in risk within the overall loan portfolio. On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied. We also consider economic risk, model risk and operational risk when determining the ALLL. All of these factors are reviewed and adjusted each reporting period to account for management's assessment of loss within the loan portfolio.

        The three-year historical loss rate average on an overall basis decreased from December 31, 2011 due to the removal of higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates. This resulted in a decrease of 3 basis points in the ALLL. Compared to the third quarter of 2012, the decrease was 7 basis points.

        Economic risk decreased by 9 basis points during 2012 as compared to 2011 due to a decrease in unemployment rates, improved home sales and improved real estate markets. Compared to the third quarter of 2012, we adjusted the economic risk factors down by 6 basis points.

        Model risk declined 4 basis points compared to December 31, 2011, and was adjusted downward by 3 basis points from the third quarter of 2012. This risk comes from the fact that our ALLL model is not all-inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Management has reduced this factor since our model has been used for approximately four years. Our model has been reviewed by management, the audit committee, and the bank's primary regulators (including the FDIC, the state of South Carolina, and until July 2012, the OCC), and we believe it adequately addresses the various inherent risks in our loan portfolio.

        Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. We reduced the overall operational risk by 12 basis points during 2012 compared to December 31, 2011, due primarily to a decrease in classified loans, decrease in the overall level of past due loans, lower exposure to certain loan concentrations, and favorable reports in external loan reviews.

        On a specific reserve basis, the allowance for loan losses at December 31, 2012 increased by approximately $467,000 from December 31, 2011. The loan balances being evaluated for specific reserves during the year decreased from $62.1 million to $47.2 million at December 31, 2012. Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

        The following table presents changes in the allowance for loan losses on acquired loans for the years ended December 31, 2012 and 2011. Prior to 2011, there was no allowance for loan losses on acquired loans.

Table 15—Summary of Acquired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of the period	$31,620	$—
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	(1,298)	16,706
Commercial real estate	199	1,318
Commercial real estate—construction and development	1,628	—
Residential real estate	(855)	5,471
Consumer	96	—
Commercial and industrial	(259)	4,564
Single pay	1,001	3,561

Total provision for loan losses before benefit attributable to FDIC loss share agreements	512	31,620

Benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	1,233	(15,871)
Commercial real estate	(30)	(1,252)
Commercial real estate—construction and development	(1,319)	—
Residential real estate	813	(5,198)
Consumer	(88)	—
Commercial and industrial	264	(4,336)
Single pay	(951)	(3,383)

Total benefit attributable to FDIC loss share agreements	(78)	(30,039)

Total provision for loan losses charged to operations	434	1,581
Provision for loan losses recorded through the FDIC loss share receivable	78	30,039

Balance, end of the period	$32,132	$31,620

Loss Share

        The following table presents the projected total losses compared to the original estimated losses on acquired assets covered under loss share agreements as of December 31, 2012:

Table 16—Projected Total Losses under FDIC Loss Share Agreements

(Dollars in thousands)	FDIC Threshold or ILE	Original Estimated Gross Losses	Original Estimated Covered Losses	Losses Incurred* through 12/31/2012	Remaining Estimated Losses for Loans	OREO Mark** 12/31/2012	Projected Total Losses
CBT	$233,000	$340,039	$334,082	$278,092	$46,800	$11,202	$336,094
Habersham	94,000	124,363	119,978	80,569	13,262	4,484	98,315
BankMeridian	70,827	70,190	67,780	24,427	16,522	3,634	44,583

Total	$397,827	$534,592	$521,840	$383,088	$76,584	$19,320	$478,992

*
Claimed or claimable loans and OREO losses excluding expenses, net of revenues.

**
Represents the estimated losses on OREO at period end. These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

        Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate ("ILE")) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid. During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold and became reimbursable at 95% rather than the 80% rate.

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

        On April 24, 2012, we acquired Peoples Bancorporation which provided approximately $24.5 million in cash and cash equivalents. Deposits in the amount of $435.1 million were also acquired. Of this amount, $54.9 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $380.2 million of total deposits, or 87.4%. In connection with the desire to lower our cost of funds, we lowered time-deposit and other deposit rates at the Peoples' branches to more closely align with rates at legacy SCBT branches. As anticipated, we experienced approximately $28.1 million in run-off of time deposit account balances between the acquisition date and December 31, 2012. Our liquidity position could continue to be affected by potential run-off of the Peoples deposits.

        On December 13, 2012, we acquired The Savannah Bancorp, Inc. which provided approximately $86.2 million in cash and cash equivalents. Deposits in the amount of $751.6 million were also acquired. Of this amount, $129.9 million were in the form of highly liquid transaction accounts.

Certificates of deposit and interest-bearing deposits comprised $621.7 million of total deposits, or 82.7%. Similarly as we did with Peoples, we lowered time deposit and other deposit rates at the Peoples' branches to more closely align with rates at legacy SCBT branches. As anticipated, we experienced approximately $5.6 million in run-off of time deposit account balances between the acquisition date and December 31, 2012. Our liquidity position could continue to be affected by potential run-off of the Savannah deposits.

        The acquisitions of Peoples and Savannah had a significant impact upon our liquidity position, initially increasing our excess liquidity. These excess liquidity balances were managed downward through the anticipated run-off of higher costing time deposit balances and the repayment of FHLB advances following the Savannah transaction.

        Total cash and cash equivalents was $380.7 million at December 31, 2012 as compared to $171.4 million at December 31, 2011.

        At December 31, 2012, we had $13.0 million of traditional, out-of-market brokered deposits. We did not have any such brokered deposits as of December 31, 2011. Total deposits increased 32.1% to $4.3 billion resulting mainly from the Peoples and Savannah acquisitions; excluding Peoples and Savannah, total deposits decreased $29.2 million, or 0.9%. Excluding Habersham and BankMeridian, we increased our noninterest-bearing deposit balance by $133.0 million, or 20.2%, at December 31, 2012 as compared to the balance at December 31, 2011. Federal funds purchased and securities sold under agreements to repurchase increased $58.2 million, or 32.2%, from the balance at December 30, 2011. Other borrowings increased to $54.8 million, increasing by $8.2 million, or 17.6%, from December 31, 2011, driven by the addition of $9.2 million in junior subordinated debt from the Savannah acquisition. During the fourth quarter of 2012, we repaid the FHLB $13.8 million for the FHLB advances acquired in the Savannah acquisition. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds. Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our bank's reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2012, our bank had total federal funds credit lines of $376.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2012, our bank had $78.6 million of credit available at the Federal Reserve Bank's discount window, but had no outstanding advances as of the end of 2012. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. At December 31, 2012, our bank had a total FHLB credit facility of $330.5 million with no outstanding advances and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $17.7 million. We believe that our liquidity position continues to be adequate and readily available.

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

        From time-to-time we enter into interest rate swaps to hedge our interest rate risks. For further discussion of the Company's interest rate swaps, see Note 29—Derivative Financial Instruments in the consolidated financial statements.

        Our primary policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months. Our most-relied-upon simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2012, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 2.1% increase in net interest income—as compared with a base case interest rate environment that uses the implied forward rates in the currently existing yield curve. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. The simulations indicate that our rate sensitivity is currently somewhat asset sensitive to the indicated change in interest rates over a one-year horizon. As of December 31, 2011, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.7% increase in net interest income—as compared with a base case interest rate environment.

        The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our analysis at December 31, 2012, a curve that flattens with short rates rising by 200 basis points while 10 year and longer rates decrease by 20 basis points would cause net interest income to increase somewhat from a base case. This is largely attributable to our position in short-term assets rising quickly in yield. Conversely, a curve that steepened, caused by short rates falling by 200 basis points (but not below 0%) and long rates rising by 20 basis points, would have a somewhat dampening effect on net interest income as short-term earning assets lose some yield while deposit rates only modestly decline and longer-term loan yields decrease.

        In addition to simulation analysis, we use Economic Value of Equity ("EVE") analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure assumes no growth in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow value of all of SCBT's assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2012, SCBT's ratio of EVE-to-assets was 11.9% in a current forward rate curve and 12.8% in a hypothetical environment where rates increased from there by 200 basis points instantaneously.

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

        During 2012 and 2011, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits). This focus has led to increases in demand deposits, savings deposits and interest-bearing deposits. This increase in our core deposit balances helped offset the planned decline in certificate of deposit balances, which are a higher cost funds to the bank.

        The following table presents total deposits for the five years at December 31:

Table 17—Total Deposits

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Demand deposits	$981,963	$658,454	$484,838	$346,248	$303,689

Savings deposits	341,103	258,644	202,054	163,348	141,379
Interest-bearing demand deposits	1,911,673	1,432,806	1,186,260	731,060	575,991

Total savings and interest-bearing demand deposits	2,252,776	1,691,450	1,388,314	894,408	717,370

Certificates of deposit	1,062,842	903,874	1,129,892	863,507	1,131,828
Other time deposits	779	694	1,104	476	387

Total time deposits	1,063,621	904,568	1,130,996	863,983	1,132,215

Total deposits	$4,298,360	$3,254,472	$3,004,148	$2,104,639	$2,153,274

        The acquisitions of Peoples and Savannah as well as organic growth in most categories of deposits excluding time deposits drove the higher balance in total deposits at December 31, 2012 compared to 2011. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits increased $1.0 billion, or 32.1%, for the year ended December 31, 2012, driven largely by the acquisitions of Peoples and Savannah. For the year ended December 31, 2011, total deposits increased $250.3 million, or 8.3% from the year ended December 31, 2010, driven largely by the FDIC-assisted acquisitions of Habersham and BankMeridian.

  •
  Noninterest-bearing deposits (demand deposits) increased by $323.5 million, or 49.1%, for the year ended December 31, 2012.

  •
  Total savings and interest-bearing account balances increased $561.3 million for the year ended December 31, 2012. Savings deposits increased $82.5 million, or 31.9%, money market (Market Rate Checking) deposits increased $216.6 million, or 25.3%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $262.3 million, or 45.6%.

  •
  Excluding the Peoples and Savannah acquisitions, total deposits decreased $29.2 million including the following: certificates of deposits less than or equal to $100,000 by $82.1 million, or 15.8%, certificates of deposit greater than $100,000 by $113.8 million, or 29.5%, and money market deposits by $44.6 million, or 5.2%. Off-setting these decreases, demand deposits increased by $133.0 million, or 20.2%, other interest-bearing deposits increased by $36.0 million, or 6.3%, and savings deposits increased by $42.3 million, or 16.4%.

  •
  At December 31, 2012, the ratio of savings, interest-bearing, and time deposits to total deposits was 77.2%, down slightly from 79.8% at the end of 2011.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $3.7 billion in 2012, an increase of 13.7% from 2011. This increase is attributable to the acquisitions of Peoples and Savannah as well as organic growth. Total deposits averaged $3.3 billion in 2011, an increase of 8.1% from 2010. This increase was attributable to the FDIC-assisted acquisitions of Habersham and BankMeridian as well as organic growth.

  •
  Average interest-bearing transaction account deposits grew by $238.9 million, or 9.1%, in 2012 compared to 2011.

  •
  Average noninterest-bearing demand deposits increased by $210.2 million, or 31.1%, in 2012 compared to 2011.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 18—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2012	2011	% Change
Within three months	$129,826	$116,833	11.1%
After three through six months	101,393	90,379	12.2%
After six through twelve months	137,744	128,590	7.1%
After twelve months	95,589	56,894	68.0%

	$464,552	$392,696	18.3%

        In July 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2012 and 2011, respectively, SCBT had $129.6 million and $124.2 million in certificates of deposits greater than $250,000.

Short-Term Borrowed Funds

        Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements. Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds for the last three years at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date.

Capital and Dividends

        On December 13, 2012, the Company acquired all of the outstanding common stock of The Savannah Bancorp, Inc. Savannah common shareholders received 0.2503 shares of the Company's common stock in exchange for each share of Savannah stock, resulting in the Company issuing 1,802,137 common shares at a fair value of $68.8 million.

        On April 24, 2012, the Company acquired all of the outstanding common stock of Peoples Bancorporation, Inc. Peoples common shareholders received 0.1413 shares of the Company's common stock in exchange for each share of Peoples stock, resulting in the Company issuing 1,002,741 common shares at a fair value of $31.1 million.

        Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2012, shareholders' equity was $507.5 million, an increase of $125.8 million, or 32.9%, from $381.8 million at December 31, 2011. Our equity-to-assets ratio increased to 9.88% at December 31, 2012 from 9.80% at the end of the comparable period of 2011.

        The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's rule, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non-consolidated junior subordinated debt securities. In December of 2012, we acquired an additional $9.2 million of non-consolidated junior subordinated debt securities through the Savannah acquisition. We did not issue trust preferred securities during the years ended December 31, 2012, 2011 and 2010. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

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

        We are subject to certain risk-based capital guidelines that measure the relationship of capital to both balance sheet and off-balance sheet risks. Risk values are adjusted to reflect credit risk. Pursuant to guidelines of the Federal Reserve Board, which are substantially similar to those promulgated by the FDIC, Tier 1 capital must be at least 50% of total capital and total capital must be 8% of risk-weighted assets.

        As an additional measure of capital soundness, the regulatory agencies have prescribed a leverage ratio of total capital to total assets. The minimum leverage ratio assigned to banks is between 3% and 5% and is dependent on the institution's composite rating as determined by its regulators.

Table 19—Capital Adequacy Ratios

	December 31,
(In percent)	2012	2011	2010
Tier 1 risk-based capital	12.73	14.09	13.34
Total risk-based capital	13.99	15.36	14.60
Tier 1 leverage	9.87	9.12	8.48

        Compared to December 31, 2011, our Tier 1 risk-based capital and total risk-based capital have decreased due primarily to risk-weighted assets increasing faster than the increase in capital. The growth in risk-weighted assets, average assets, and capital were generated primarily by the Peoples and Savannah acquisitions. The Tier 1 leverage ratio has increased compared to December 31, 2011 due to the increase in capital as a result of the issuance of $31.1 million and $68.8 million, respectively, in common equity in the Peoples and Savannah acquisitions. Contributing to the increase in the Tier 1 leverage ratio is the impact of the addition of Savannah's assets to the average assets for only a portion of the quarter. Our capital ratios are currently well in excess of the minimum standards and continue to be in the "well capitalized" regulatory classification.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank subsidiary. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed current year's net income. As of December 31, 2012, approximately $360,000 of the bank's current year net income was available for distribution to SCBT as dividends without prior regulatory approval. During 2012 and in conjunction with the acquisition of Peoples, the Bank paid a special dividend of $13.425 million to SCBT to allow for the redemption of Peoples preferred stock (TARP). This special dividend along with a special dividend used to pay certain obligations assumed from the Savannah acquisition resulted in the Bank paying dividends that almost exceeded current year net income. During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to SCBT in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. It is expected that no special dividend approval will be needed from the SCBFI during the remainder of 2013. The Federal Reserve

Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

        On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on SCBT and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 20—Dividends Paid to Shareholders

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Shareholder dividend payments	$10,244	$9,514	$8,680
Dividend payout ratios	34.11%	42.11%	16.43%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

        In February 2004, SCBT's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2012, 2011 and 2010. During 2012, 2011 and 2010, we redeemed 23,532, 11,445 and 7,272, respectively, of SCBT shares from officers and directors at an average cost of $35.57, $29.82 and $35.04, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under SCBT's stock incentive plans.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2012 and 2011, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

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

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had five such credit concentrations at December 31, 2012, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to other holding companies (except bank holding companies). The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

        At December 31, 2012, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $895.7 million through various types of lending arrangements, of which $529.3 million was at variable rates. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $19.0 million at December 31, 2012. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2012. Long-term debt obligations totaling $54.9 million include junior subordinated debt. Operating lease obligations of $28.6 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements. Additional information regarding FDIC loss share agreement—estimated clawback is contained in Note 2 of the audited consolidated financial statements.

Table 21—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$54,897	$1,176	$12	$13	$53,696
Operating lease obligations	28,553	3,514	4,991	4,721	15,327
FDIC loss share agreement—estimated true-up#	3,300	—	—	—	3,300

Total	$86,750	$4,690	$5,003	$4,734	$72,323

*
—Represents principal maturities.

#
—Amount is included in the FDIC indemnification asset on the balance sheet.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset-Liability Management and Market Risk Sensitivity" on page 76 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

        See Table 1 on page 52 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        SCBT's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SCBT's disclosure controls and procedures as of December 31, 2012, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SCBTs' disclosure controls and procedures as of December 31, 2012, were effective to provide reasonable assurance regarding our control objectives.

        Management's Annual Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of SCBT's independent registered public accounting firm regarding SCBT's internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of SCBT's internal control over financial reporting as of December 31, 2012 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with the our 2013 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in SCBT's definitive proxy statement to be filed in connection with our 2013 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2012, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	340,140	$31.79	1,822,583
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 1,822,583 number of securities available for future issuance in the table above are a total of 162,143 shares remaining from the authorized total of 363,825 under SCBT's Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of SCBT to be filed in connection with our 2013 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of SCBT to be filed in connection with our 2013 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of SCBT to be filed in connection with our 2013 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)
  1. The financial statements and independent auditors' report referenced in "Item 8—Financial Statements and Supplementary Data" are listed below:

    SCBT Financial Corporation and Subsidiary
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Comprehensive Income
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

Exhibit No.	Description of Exhibit
2.1	Purchase & Assumption Agreement dated January 29, 2010 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2010)

2.2	Purchase & Assumption Agreement dated February 18, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2011)

2.3	Purchase & Assumption Agreement dated July 29, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)

2.4	Agreement and Plan of Merger, dated as of December 19, 2011, by and between SCBT Financial Corporation and Peoples Bancorporation, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

2.5	Agreement and Plan of Merger, dated as of August 7, 2012, by and between SCBT Financial Corporation and The Savannah Bancorp, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2012)

2.6	Agreement and Plan of Merger, dated as of February 19, 2013, by and between SCBT Financial Corporation and First Financial Holdings, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2013)

3.1	Amended and Restated Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 31, 2008)

3.2	Amended and Restated Bylaws of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2008)

3.3	Articles of Amendment to Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

Exhibit No.		Description of Exhibit

4.1		Specimen SCBT Financial Corporation Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)
4.2		Articles of Incorporation (included as Exhibits 3.1 and 3.3)

4.3		Bylaws (included as Exhibit 3.2)

4.4		Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

10.1		First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

10.2	*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 333-33092)

10.3	*	SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.4		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.5		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.6		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.7		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.8		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.9		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.10		Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

Exhibit No.		Description of Exhibit
10.11		Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)
10.12		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.13	*	Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.14	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Thomas S. Camp, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.15	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.16	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Richard C. Mathis, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.17	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.18	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.19	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Dane Murray, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.20	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

Exhibit No.		Description of Exhibit
10.21	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.22	*	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.23		Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 6, 2010)

10.24		Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2011)

10.25	*	Executive Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2012)

10.26		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

10.27		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2012)

10.28	*	SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2012 Annual Meeting of Shareholders)

10.29		Form of Restricted Stock Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.30		Form of Stock Option Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.31		Form of Restricted Stock Unit Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.32	*	SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2012)

21		Subsidiaries of the Registrant

23		Consent of Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained herein as part of the signature pages)

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32		Section 1350 Certifications

Exhibit No.	Description of Exhibit
101	The following financial statements from the Annual Report on Form 10-K of SCBT Financial Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010,(iv) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.(1)

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

  (c)
  Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the fourth day of March, 2013.

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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	President and Chief Executive Officer	March 4, 2013
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer	March 4, 2013
/s/ KEITH S. RAINWATER Keith S. Rainwater	Senior Vice President and Principal Accounting Officer	March 4, 2013
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	March 4, 2013
/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	March 4, 2013

Signature	Title	Date

/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	March 4, 2013
/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	Director	March 4, 2013
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	March 4, 2013
/s/ HERBERT G. GRAY Herbert G. Gray	Director	March 4, 2013
/s/ CYNTHIA A. HARTLEY Cynthia A. Hartley	Director	March 4, 2013
/s/ HARRY M. MIMS, JR. Harry M. Mims, Jr.	Director	March 4, 2013
/s/ RALPH W. NORMAN Ralph W. Norman, Jr.	Director	March 4, 2013
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	March 4, 2013
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	March 4, 2013
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	March 4, 2013
/s/ KEVIN P. WALKER Kevin P. Walker	Director	March 4, 2013
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	March 4, 2013

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
10.32	*	SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2012)
21		Subsidiaries of the Registrant
23		Consent of Dixon Hughes Goodman LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101
The following financial statements from the Annual Report on Form 10-K of SCBT Financial Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010,(iv) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.(1)

*
Denotes a management compensatory plan or arrangement.

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

        As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2012 has excluded the operations of the former The Savannah Bancorp, Inc., which was acquired by the Company in December 2012. The operations of the former The Savannah Bancorp, Inc. constituted 0.9 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2012, and 16.4 percent of consolidated total assets as of December 31, 2012.

        Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

SCBT Financial Corporation
Columbia, South Carolina
March 4, 2013

www.SCBTonline.com
(803) 771-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SCBT Financial Corporation

        We have audited SCBT Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in Management's Report on Internal Control Over Financial Reporting, management has excluded the operations of the former The Savannah Bancorp, Inc. from the scope of its assessment of internal control over financial reporting, because it was acquired by the Company in December 2012. Accordingly, we also have excluded the operations of the former The Savannah Bancorp, Inc. from the scope of our audit of internal control over financial reporting. The operations of the former The Savannah Bancorp, Inc. constituted 0.9 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2012, and 16.4 percent of consolidated assets at December 31, 2012.

        In our opinion, SCBT Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SCBT Financial Corporation and subsidiary as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, and our report dated March 4, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
SCBT Financial Corporation

        We have audited the accompanying consolidated balance sheets of SCBT Financial Corporation and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCBT Financial Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
March 4, 2013

SCBT Financial Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$185,708	$129,729
Interest-bearing deposits with banks	16,018	1,822
Federal funds sold and securities purchased under agreements to resell	179,004	39,874

Total cash and cash equivalents	380,730	171,425

Investment securities:
Securities held to maturity (fair value of $16,553 and $17,864, respectively)	15,440	16,569
Securities available for sale, at fair value	534,883	289,195
Other investments	9,768	18,292

Total investment securities	560,091	324,056

Loans held for sale	65,279	45,809

Loans:
Acquired (covered of $282,728, and $394,495, respectively; non-covered of $792,014, and $7,706, respectively)	1,074,742	402,201
Less allowance for acquired loan losses	(32,132)	(31,620)
Non-acquired	2,571,003	2,470,565
Less allowance for non-acquired loan losses	(44,378)	(49,367)

Loans, net	3,569,235	2,791,779

FDIC receivable for loss share agreements	146,171	262,651
Premises and equipment, net	115,583	94,250
Goodwill	100,602	62,888
Other real estate owned (covered of $34,257 and $65,849, respectively; non-covered of $32,248 and $18,022, respectively)	66,505	83,871
Bank owned life insurance	42,737	22,111
Deferred tax assets	33,901	—
Core deposit and other intangibles	25,199	11,538
Other assets	30,413	26,179

Total assets	$5,136,446	$3,896,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$981,963	$658,454
Interest-bearing	3,316,397	2,596,018

Total deposits	4,298,360	3,254,472
Federal funds purchased and securities sold under agreements to repurchase	238,621	180,436
Other borrowings	54,897	46,683
Deferred tax liabilities	—	2,680
Other liabilities	37,019	30,506

Total liabilities	4,628,897	3,514,777

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock—$2.50 par value; authorized 40,000,000 shares; 16,937,464 and 14,039,422 shares issued and outstanding	42,344	35,099
Surplus	328,843	233,232
Retained earnings	135,986	116,198
Accumulated other comprehensive income (loss)	376	(2,749)

Total shareholders' equity	507,549	381,780

Total liabilities and shareholders' equity	$5,136,446	$3,896,557

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$174,807	$162,205	$143,493
Investment securities:
Taxable	7,577	7,641	9,985
Tax-exempt	3,947	854	853
Federal funds sold and securities purchased under agreements to resell	1,157	1,018	1,023

Total interest income	187,488	171,718	155,354

Interest expense:
Deposits	8,424	17,557	28,526
Federal funds purchased and securities sold under agreements to repurchase	451	527	630
Other borrowings	2,219	2,182	3,581

Total interest expense	11,094	20,266	32,737

Net interest income	176,394	151,452	122,617
Provision for loan losses	13,619	30,236	54,282

Net interest income after provision for loan losses	162,775	121,216	68,335

Noninterest income:
Service charges on deposit accounts	23,815	22,654	21,342
Bankcard services income	14,173	11,721	8,987
Mortgage banking income	12,622	6,271	6,564
Trust and investment services income	6,360	5,464	4,251
Securities gains, net	189	323	292
Total other-than-temporary impairment losses	—	(115)	(1,281)
Portion of impairment losses recognized in other comprehensive income	—	—	(5,489)

Net impairment losses recognized in earnings	—	(115)	(6,770)
Gains on acquisitions	—	16,529	98,081
Accretion (amortization) of FDIC indemnification asset	(20,773)	(10,135)	2,443
Other	4,897	2,407	2,545

Total noninterest income	41,283	55,119	137,735

Noninterest expense:
Salaries and employee benefits	76,308	68,937	60,795
OREO expense and loan related	12,003	14,051	5,074
Information services expense	11,092	10,512	9,144
Merger expense	10,214	3,198	5,504
Net occupancy expense	9,817	9,674	8,544
Furniture and equipment expense	9,115	8,476	7,530
Bankcard expense	4,062	3,241	2,812
FDIC assessment and other regulatory charges	3,875	4,573	5,283
Advertising and marketing	2,735	2,729	3,618
Professional fees	2,681	1,776	2,276
Amortization of intangibles	2,172	1,991	1,650
Federal Home Loan Bank advances prepayment fee	—	—	3,189
Other	14,824	13,820	9,823

Total noninterest expense	158,898	142,978	125,242

Earnings:
Income before provision for income taxes	45,160	33,357	80,828
Provision for income taxes	15,128	10,762	28,946

Net income	$30,032	$22,595	$51,882

Earnings per common share:
Basic	$2.04	$1.65	$4.11

Diluted	$2.03	$1.63	$4.08

Dividends per common share	$0.69	$0.68	$0.68

Weighted average common shares outstanding:
Basic	14,698	13,677	12,618
Diluted	14,796	13,751	12,720

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$30,032	$22,595	$51,882

Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	4,739	7,345	(1,323)
Tax effect	(1,793)	(2,647)	470
Reclassification adjustment for gains included in net income	(189)	(308)	(292)
Tax effect	72	111	105

Net of tax amount	2,829	4,501	(1,040)
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(115)	(1,281)
Tax effect	—	44	455
Reclassification adjustment of credit portion included in net income	—	115	6,770
Tax effect	—	(44)	(2,404)

Net of tax amount	—	—	3,540
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(403)	(1,060)	(776)
Tax effect	153	428	276
Reclassification adjustment for losses included in interest expense	293	304	162
Tax effect	(112)	(123)	(58)

Net of tax amount	(69)	(451)	(396)
Change in pension and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	610	(5,111)	(811)
Tax effect	(245)	2,104	297

Net of tax amount	365	(3,007)	(514)

Other comprehensive income, net of tax	3,125	1,043	1,590

Comprehensive income	$33,157	$23,638	$53,472

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
						Retained Earnings
	Shares	Amount	Shares	Amount	Surplus			Total
Balance, December 31, 2009	—	$—	12,739,533	$31,849	$196,437	$59,915	$(5,382)	$282,819
Comprehensive income:
Net income	—	—	—	—	—	51,882	—	51,882
Other comprehensive income, net of tax effects	—	—	—	—	—	—	1,590	1,590

Total comprehensive income								53,472
Cash dividends declared at $.68 per share	—	—	—	—	—	(8,680)	—	(8,680)
Stock options exercised	—	—	16,220	41	266	—	—	307
Employee stock purchases	—	—	22,371	56	613	—	—	669
Restricted stock awards	—	—	22,971	57	(57)	—	—	—
Common stock repurchased	—	—	(7,272)	(18)	(237)	—	—	(255)
Share-based compensation expense	—	—	—	—	1,625	—	—	1,625

Balance, December 31, 2010	—	—	12,793,823	31,985	198,647	103,117	(3,792)	329,957
Comprehensive income:
Net income	—	—	—	—	—	22,595	—	22,595
Other comprehensive income, net of tax effects	—	—	—	—	—	—	1,043	1,043

Total comprehensive income								23,638
Cash dividends declared at $.68 per share	—	—	—	—	—	(9,514)	—	(9,514)
Stock options exercised	—	—	43,533	109	622	—	—	731
Employee stock purchases	—	—	26,838	67	626	—	—	693
Restricted stock awards	—	—	57,641	144	(144)	—	—	—
Common stock repurchased	—	—	(11,445)	(29)	(313)	—	—	(342)
Share-based compensation expense	—	—	—	—	1,777	—	—	1,777
Common stock issued in private placement offering	—	—	1,129,032	2,823	32,017	—	—	34,840

Balance, December 31, 2011	—	—	14,039,422	35,099	233,232	116,198	(2,749)	381,780
Comprehensive income:
Net income	—	—	—	—	—	30,032	—	30,032
Other comprehensive income, net of tax effects	—	—	—	—	—	—	3,125	3,125

Total comprehensive income								33,157
Cash dividends declared at $.69 per share	—	—	—	—	—	(10,244)	—	(10,244)
Stock options exercised	—	—	51,887	129	1,115	—	—	1,244
Employee stock purchases	—	—	22,135	55	665	—	—	720
Restricted stock awards	—	—	42,674	106	(106)	—	—	—
Common stock repurchased	—	—	(23,532)	(58)	(778)	—	—	(836)
Share-based compensation expense	—	—	—	—	1,741	—	—	1,741
Common stock issued for the Peoples acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Common stock issued for the Savannah acquisition	—	—	1,802,137	4,506	64,336	—	—	68,842

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$30,032	$22,595	$51,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,092	10,767	9,290
Provision for loan losses	13,619	30,236	54,282
Deferred income taxes	25,086	(10,201)	23,979
Other-than-temporary impairment on securities	—	115	6,770
Gain on sale of securities available for sale	(189)	(323)	(292)
Gain on acquisition	—	(16,529)	(98,081)
Share-based compensation expense	1,741	1,777	1,625
Federal Home Loan Bank advances prepayment fee	—	—	3,189
Amortization (accretion) on FDIC indemnification asset	20,773	10,135	(2,443)
Accretion on acquired loans	(52,011)	(16,099)	(927)
Loss on sale of assets	10	63	132
Gain on sale of OREO	(8,482)	(2,655)	(535)
Net amortization of premium on investment securities	3,893	1,682	937
OREO write downs	13,190	29,010	2,773
Net change in:
Originations and purchases of mortgage loans for sale	(908,034)	(548,794)	(619,185)
Proceeds from sales of mortgage loans for sale	888,564	545,689	594,045
Accrued interest receivable	5,252	1,941	4,287
Prepaid assets	1,239	3,743	3,967
FDIC Loss Share Receivable	95,707	77,488	67,130
Miscellaneous other assets	(1,028)	1,855	7,469
Accrued interest payable	(1,651)	(4,382)	(5,225)
Accrued income taxes	(12,502)	2,064	(6,047)
Miscellaneous other liabilities	(8,921)	14,768	4,259

Net cash provided by operating activities	118,380	154,945	103,281

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	29,301	52,282	45,030
Proceeds from maturities and calls of investment securities held to maturity	1,129	3,370	1,595
Proceeds from maturities of investment securities available for sale	101,582	100,026	144,663
Proceeds from sales of other investment securities	13,251	7,781	1,632
Purchases of investment securities available for sale	(130,078)	(146,272)	(117,473)
Purchases of other investment securities	—	(1,041)	—
Net (increase) decrease in customer loans	49,950	(74,892)	(79,397)
Net cash received from acquisitions	97,093	136,717	306,298
Purchases of premises and equipment	(8,387)	(19,463)	(24,173)
Proceeds from sale of OREO	75,970	56,809	21,722
Proceeds from sale of premises and equipment	58	28	52

Net cash provided by investing activities	229,869	115,345	299,949

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net decrease in deposits	(142,812)	(290,906)	(108,997)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	35,152	(12,338)	26,942
Repayment of FHLB advances	(22,168)	(59,128)	(166,025)
Repayment of subordinated term loan	—	—	(15,000)
Common stock issuance	720	35,533	669
Common stock repurchased	(836)	(342)	(255)
Dividends paid on common stock	(10,244)	(9,514)	(8,680)
Stock options exercised	1,244	731	307

Net cash used in financing activities	(138,944)	(335,964)	(271,039)

Net increase (decrease) in cash and cash equivalents	209,305	(65,674)	132,191
Cash and cash equivalents at beginning of period	171,425	237,099	104,908

Cash and cash equivalents at end of period	$380,730	$171,425	$237,099

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$11,303	$22,870	$30,938
Income taxes	18,578	12,981	9,420
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$1,321,482	$540,547	$956,318
Other intangible assets acquired	15,833	3,813	8,535
Liabilities assumed	1,261,563	603,774	1,098,400
Net identifiable assets acquired over (under) liabilities assumed	75,752	(59,414)	(133,547)
Real estate acquired in full or in partial settlement of loans (covered of $20,631, $39,793, and $55,947, respectively; and non-covered of $25,958, $21,342, and $25,585, respectively)	46,589	61,135	81,532

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        SCBT Financial Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SCBT, formerly known as SCBT, N.A. (the "Bank"), operating divisions as South Carolina Bank and Trust, North Carolina Bank and Trust ("NCBT"), Community Bank & Trust ("CBT"), The Savannah Bank, and Bryan Bank & Trust. The Bank also wholly-owns Minis & Co., Inc., a registered investment advisor. The Bank provides general banking services within 19 counties in South Carolina, Mecklenburg County of North Carolina, 10 counties in North Georgia and 2 Coastal Georgia counties. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America. There are six unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $53.0 million of trust preferred securities. The six capital trusts include the following: SCBT Capital Trust I at $12.0 million; SCBT Capital Trust II at $8.0 million; SCBT Capital Trust III at $20.0 million; TSB Statutory Trust I at $3.0 million; SAVB Capital Trust I at $6.0 million and SAVB Capital Trust II at $4.0 million.

        Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT. In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012.

        During the first quarter of 2013, the Bank successfully completed the operational conversion of The Savannah Bank and Bryan Bank & Trust and consolidated the Bryan Bank & Trust Division of the Bank into The Savannah Bank Division.

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

Segments

        The Company, through its subsidiary, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina and Georgia. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and wealth management and trust services. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to constitute more than one reportable operating segment.

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

Note 1—Summary of Significant Accounting Policies (Continued)

estimates related to loans and other real estate acquired which are covered under loss share agreements with the FDIC, evaluating other-than-temporary-impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

        With the FDIC loss share agreements, the Company must comply with certain administration requirements of the covered assets and indemnification is limited for the assets covered. Actions by the Company can result in assets becoming uncovered under the loss share provisions, and interpretation of the provisions of the loss share agreement may be different in a way which results in losses increasing and impacting the Company adversely.

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

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $119.1 million at December 31, 2012. Based on this criteria, the Company had five such credit concentrations for non-acquired loans at December 31, 2012, including $142.7 million of loans to lessors of residential buildings, $160.8 million of loans to lessors of nonresidential buildings (except mini-warehouses), $158.2 million of loans to other holding companies (except bank holding companies), $162.8 million of loans to religious organizations, and $258.2 million of loans to borrowers engaged in other activities related to real estate.

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2012 and 2011 consisted of U.S. government-sponsored entities and agency mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a

Note 1—Summary of Significant Accounting Policies (Continued)

third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2012, these agreements were considered to be cash equivalents with maturities of three months or less.

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

        Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. The Company evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of the interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or, for a debt security, whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value (see Note 3—Investment Securities).

        Other investments include stock acquired for regulatory purposes and investments in unconsolidated subsidiaries. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta ("FHLB") stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, and SAVB Capital Trust II. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

        Acquired loans are initially recorded at a discount to recognize the difference in the fair value of the loans and the contractual balance. The discount includes a component to recognize the absolute difference between the contractual value and the amount expected to be collected (total cash flow) as well as a component to recognize the net present value of that future amount to be collected. The net present value component is accretable into income, and therefore generates a yield on all acquired loans, regardless of past due status. Therefore, all acquired loans are considered to be accruing loans. Acquired loans that are greater than 90 days past due are placed into the greater than 90 days past due and still accruing category when analyzing the aging status of the loan portfolio. Acquired loans accounted for under FASB ASC Topic 310-20 follow the accounting policy for non-acquired loans in the paragraph above. See Note 4—Loans and Allowance for Loan Losses for further detail.

        A loan is considered impaired when, in management's judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as nonaccrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income recognition on non-acquired impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above. Large groups of smaller balance homogeneous non-acquired loans are collectively evaluated for loss and a general reserve is established accordingly.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs of $250,000 and above regardless of accrual status to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Business Combinations and Method of Accounting for Loans Acquired

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

Note 1—Summary of Significant Accounting Policies (Continued)

estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

        Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality are generally accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans. Certain acquired loans, such as lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

        Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30. For covered loan pools, the reduction of the remaining allowance for acquired loan losses would be offset by the impact to the indemnification asset depending on each covered portfolio's loss share coverage (either 80%, in the case of Habersham and BankMeridian, or 95%, in the case of CBT assets).

FDIC Indemnification Asset

        The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired-covered loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as negative accretion through non-interest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans.

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

Note 1—Summary of Significant Accounting Policies (Continued)

Intangible Assets

        Intangible assets consist of goodwill, core deposit intangibles, client list intangibles and noncompetition agreement ("noncompete") intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

        The Company evaluated the carrying value of goodwill as of April 30, 2012, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the April 30, 2012 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

        Core deposit intangibles, included in core deposit and other intangibles, are amortized over the estimated useful lives of the deposit accounts acquired (generally 7 to 13 years) on either (1) the straight-line method or (2) an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

        Noncompete intangibles, included in core deposit and other intangibles are amortized over the life of the underlying noncompete agreements (generally 2 to 3 years) on the straight-line method. The estimated useful lives are periodically reviewed for reasonableness.

Note 1—Summary of Significant Accounting Policies (Continued)

        Client list intangibles, included in core deposit and other intangibles, are amortized over the estimated useful lives of the client lists acquired (generally 15 years) on the straight-line method. The estimated useful lives are periodically reviewed for reasonableness.

Advertising Costs

        The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F-7).

Employee Benefit Plans

        The Company's defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 17 for information regarding the defined benefit pension plan and Note 18 for information regarding our post-retirement benefits plan. The expected costs of the plans are being expensed over the period that employees provide service.

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19 for the amount the Company recognized as expense for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Note 1—Summary of Significant Accounting Policies (Continued)

        The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2012 and 2011, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2009.

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

        In addition, the Company acquired two interest rate swap contracts through the merger transaction with Savannah. These derivatives are not designated as hedges and are not speculative in nature. One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a third party to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

Note 1—Summary of Significant Accounting Policies (Continued)

internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

        The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income in the period of the change (see Note 29—Derivative Financial Instruments for further disclosure).

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity.

Subsequent Events

        The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued (see Note 30—Subsequent Events for further disclosure).

Recent Accounting and Regulatory Pronouncements

        In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution ("ASU 2012-06"). ASU 2012-06 amends Subtopic 805-20 to require subsequent measurement of an indemnification asset to be on the same basis as the indemnified asset or liability, subject to any contractual limitations on its amount and, for an indemnification asset that is not subsequently measured at its fair value, management's assessment of the collectability of the indemnification asset. ASU 2012-06 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2012 and is not expected to have a significant impact on the Company's financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2013 and is not expected to have a significant impact on the Company's financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) ("ASU 2011-08"). ASU 2011-08 allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but

Note 1—Summary of Significant Accounting Policies (Continued)

consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. Except as deferred in ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), ASU 2011-05 became effective for the Company on January 1, 2012. In connection with the application of ASU 2011-05, the Company's financial statements now include separate statements of comprehensive income. In December 2011, the FASB issued ASU 2011-12. ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 25—Fair Value, did not have a significant impact on the Company's financial statements.

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring." The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 were effective July 1, 2011 and were applied retroactively to modifications occurring on or after January 1, 2011. For the years ended December 31, 2012 and 2011, there were no defaults on any loans that were considered troubled debt restructurings during the preceding 12 months.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Note 2—Mergers and Acquisitions

        Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Acquisition-related costs are expensed separately from the acquisition. Restructuring costs that the acquirer expected but was not obligated to incur are expensed separately from the business combination. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The Savannah Bancorp, Inc. Acquisition

        On December 13, 2012, the Company acquired all of the outstanding common stock of The Savannah Bancorp, Inc. ("Savannah"), a bank holding company based in Savannah, Georgia, in a stock transaction. Savannah common shareholders received 0.2503 shares of the Company's common stock in exchange for each share of Savannah stock, resulting in the Company issuing 1,802,137 common shares at a fair value of $68.9 million. In total, the purchase price was $68.9 million including the value of "in the money" outstanding stock options totaling $63,000.

Note 2—Mergers and Acquisitions (Continued)

        The Savannah transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

        The following table presents the assets acquired and liabilities of Savannah assumed as of December 13, 2012 at their initial fair value estimates:

(Dollars in thousands)	As Recorded by Savannah	Fair Value Adjustments		As Recorded by SCBT
Assets
Cash and cash equivalents	$86,244	$—		$86,244
Investment securities	75,460	(1,288	)(a)	74,172
Loans	660,555	(59,196	)(b)	601,359
Premises and equipment	12,555	(1,843	)(c)	10,712
Intangible assets	3,357	9,546	(d)	12,903
Other real estate owned and repossessed assets	13,934	(5,315	)(e)	8,619
Bank owned life insurance	6,705	—		6,705
Deferred tax asset	(790)	39,143	(f)	38,353
Other assets	8,497	(2,348	)(g)	6,149

Total assets	$866,517	$(21,301)		$845,216

Liabilities
Deposits:
Noninterest-bearing	$129,902	$—		$129,902
Interest-bearing	619,198	2,530	(h)	621,728

Total deposits	749,100	2,530		751,630
Federal funds purchased and securites sold under agreements to repurchase	13,491	—		13,491
Other borrowings	30,613	(232	)(i)	30,381
Other liabilities	8,026	6,657	(j)	14,683

Total liabilities	801,230	8,955		810,185

Net identifiable assets acquired over (under) liabilities assumed	65,287	(30,256)		35,031
Goodwill	—	33,886		33,886

Net assets acquired over (under) liabililities assumed	$65,287	$3,630		$68,917

Consideration:
SCBT Financial Corporation common shares issued	1,802,137
Purchase price per share of the Company's common stock	$38.20

Company common stock issued and cash exchanged for fractional shares	68,854
Cash paid for stock options outstanding	63

Fair value of total consideration transferred	$68,917

Explanation of fair value adjustments

(a)
—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

Note 2—Mergers and Acquisitions (Continued)

(b)
—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Savannah.

(c)
—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(d)
—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for non-compete agreements and customer lists.

(e)
—Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

(f)
—Adjustment to record deferred tax asset related to purchase accounting adjustments at 35.8% income tax rate.

(g)
—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)
—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)
—Adjustment reflects the prepayment fee paid when FHLB advances were completely paid off in December of 2012 and the fair value adjustment based on the Company's evaluation of the junior subordinated debt.

(j)
—Adjustment reflects the incremental accrual for employee related benefits, asset sale termination fee and other liabilities.

Peoples Bancorporation Acquisition

        On April 24, 2012, the Company acquired all of the outstanding common stock of Peoples Bancorporation, Inc. ("Peoples"), a bank holding company based in Easley, South Carolina, in a stock transaction. Peoples common shareholders received 0.1413 shares of the Company's common stock in exchange for each share of Peoples stock, resulting in the Company issuing 1,002,741 common shares at a fair value of $31.1 million. Peoples' preferred stock (including accrued and unpaid dividend) issued under the U.S. Treasury's Troubled Asset Relief Program ("TARP") were purchased by the Company for $13.4 million and retired as part of the merger transaction. In total, the purchase price was $44.5 million including the value of the outstanding options to purchase common stock assumed in the merger.

        The Peoples transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

Note 2—Mergers and Acquisitions (Continued)

        The following table presents the assets acquired and liabilities assumed as of April 24, 2012, as recorded by Peoples on the acquisition date and initial and subsequent fair value adjustments.

(Dollars in thousands)	As Recorded by Peoples	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by SCBT
Assets
Cash and cash equivalents	$24,459	$—		$—		$24,459
Investment securities	176,334	(442	)(a)	—		175,892
Loans	262,858	(28,613	)(b)	—		234,245
Premises and equipment	10,094	3,240	(c)	(38	)(c)	13,296
Intangible assets	—	2,930	(d)	—		2,930
Other real estate owned and repossessed assets	13,257	(5,341	)(e)	188	(e)	8,104
Deferred tax asset	4,702	11,669	(f)	97	(f)	16,468
Other assets	17,588	(883	)(g)	—		16,705

Total assets	$509,292	$(17,440)		$247		$492,099

Liabilities
Deposits:
Noninterest-bearing	$54,884	$—		$—		$54,884
Interest-bearing	378,781	1,405	(h)	—		380,186

Total deposits	433,665	1,405		—		435,070
Other borrowings	9,542	—		—		9,542
Other liabilities	4,291	2,054	(i)	421	(i)	6,766

Total liabilities	447,498	3,459		421		451,378

Net identifiable assets acquired over (under) liabilities assumed	61,794	(20,899)		(174)		40,721
Goodwill	—	3,654		174		3,828

Net assets acquired over (under) liabilities assumed	$61,794	$(17,245)		$—		$44,549

Consideration:
SCBT Financial Corporation common shares issued	1,002,741
Purchase price per share of the Company's common stock	$31.06

Company common stock issued and cash exchanged for fractional shares	31,160
Cash paid for stock options outstanding	96
Cash paid for TARP preferred stock	13,293

Fair value of total consideration transferred	$44,549

Explanation of fair value adjustments

(a)
—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

Note 2—Mergers and Acquisitions (Continued)

(b)
—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Peoples Bancorporation, Inc.

(c)
—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(d)
—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for non-compete agreements.

(e)
—Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

(f)
—Adjustment to record deferred tax asset related to purchase accounting adjustments at 35.8% income tax rate.

(g)
—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)
—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)
—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

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

        There were no adjustments or changes to the initial fair values related to the BankMeridian acquisition within the one year time frame from the date of acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company.

        During the year ended December 31, 2011, noninterest income included a pre-tax gain of $11.0 million which resulted from the acquisition of BankMeridian. The amount of the gain was equal to the amount by which the fair value of assets acquired exceeded the fair value of liabilities assumed, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement, both of which are attributable to the troubled nature of BankMeridian prior to the acquisition. The Company recognized $776,000 in merger-related expense from the BankMeridian acquisition during 2011.

        Included in the FDIC indemnification asset is an expected "true up" with the FDIC related to the BankMeridian acquisition. This amount is determined each reporting period and at December 31, 2012, was estimated to be approximately $3.3 million at the end of the loss share agreement (in ten years). The actual payment will be determined at the end of the loss sharing agreement term and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.

Habersham Bank Acquisition

        On February 18, 2011, the Bank entered into a P&A agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Habersham Bank ("Habersham"). A full service Georgia state-chartered community bank headquartered in Clarkesville, Georgia, Habersham operated eight branches in the northeast region of Georgia.

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

Note 2—Mergers and Acquisitions (Continued)

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

        The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Habersham as a part of the P&A agreement. However, the Bank had the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expired on May 19, 2011. On May 19, 2011, the Bank notified the FDIC that it planned to acquire four bank facilities with an appraised value of approximately $6.7 million. In addition, the Bank notified the FDIC that it planned to purchase approximately $362,000 of furniture or equipment related to five locations being retained by the Bank. The Bank settled this purchase along with other settlement items on February 15, 2012 for approximately $7.2 million. These five banking facilities include both leased and owned locations. In June of 2011, the Bank closed three branches and converted the operating system of Habersham.

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

        There is no expected "true up" included in the FDIC indemnification asset related to this acquisition. Any potential "true up" is evaluated and reviewed each reporting period. The actual payment, if any, will be determined at the end of the loss sharing agreement term and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.

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

Note 2—Mergers and Acquisitions (Continued)

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

Note 3—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
State and municipal obligations	$15,440	$1,113	$—	$16,553

December 31, 2011:
State and municipal obligations	$16,569	$1,295	$—	$17,864

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Government-sponsored entities debt*	$87,584	$965	$(31)	$88,518
State and municipal obligations	147,201	5,647	(49)	152,799
Residential government-sponsored entities mortgage-backed securities	285,800	7,489	(102)	293,187
Corporate stocks	241	139	(1)	379

	$520,826	$14,240	$(183)	$534,883

December 31, 2011:
Government-sponsored entities debt*	$48,464	$1,142	$(3)	$49,603
State and municipal obligations	40,780	3,208	(31)	43,957
Residential government-sponsored entities mortgage-backed securities	190,204	5,111	(6)	195,309
Corporate stocks	241	85	—	326

	$279,689	$9,546	$(40)	$289,195

*
—Government-sponsored entities debt are comprised of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, FHLB, and Federal Farm Credit Banks ("FFCB").

Note 3—Investment Securities (Continued)

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Federal Home Loan Bank stock	$8,126	$—	$—	$8,126
Investment in unconsolidated subsidiaries	1,642	—	—	1,642

	$9,768	$—	$—	$9,768

December 31, 2011:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	9,932	—	—	9,932
Investment in unconsolidated subsidiaries	1,332	—	—	1,332

	$18,292	$—	$—	$18,292

        The Company has determined that the investment in Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2012 and ultimate recoverability of the par value of these investments is probable. Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT. In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012, with no gain or loss. On December 13, 2012, the Company acquired Savannah and now includes in the investment in unconsolidated subsidiaries an additional $310,000 related to SAVB Capital Trust I and II.

        The amortized cost and fair value of debt and equity securities at December 31, 2012 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as "Due after ten years".

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$732	$741	$3,660	$3,685
Due after one year through five years	1,451	1,487	16,396	16,720
Due after five years through ten years	9,256	9,922	93,240	95,712
Due after ten years	4,001	4,403	407,530	418,766

	$15,440	$16,553	$520,826	$534,883

Note 3—Investment Securities (Continued)

        There were no sales or transfers of held-to-maturity securities during 2012, 2011 or 2010. The following table summarizes information with respect to sales of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Sale proceeds	$29,301	$52,282	$45,030

Gross realized gains	$193	$517	$1,559
Gross realized losses	(4)	(194)	(1,267)

Net realized gain (loss)	$189	$323	$292

        The Company had 31 securities with gross unrealized losses at December 31, 2012. Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$31	$4,963	$—	$—
State and municipal obligations	49	9,602	—	—
Mortgage-backed securities	102	13,709	—	—
Corporate stocks	1	9	—	—

	$183	$28,283	$—	$—

December 31, 2011:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$3	$5,505	$—	$—
State and municipal obligations	1	420	31	724
Mortgage-backed securities	5	6,601	—	—

	$9	$12,526	$31	$724

        The unrealized losses in 2012 relate principally to state and municipal obligations, government sponsored entities ("GSE") debentures and mortgage-backed securities whose spreads widened to U.S. Treasury securities in the midst of the current economic and liquidity environments. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash

Note 3—Investment Securities (Continued)

flows of the investments. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2012. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

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

        At December 31, 2012 and 2011, investment securities with a carrying value of $203.9 million and $128.7 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2012 and 2011, the carrying amount of the securities pledged to secure repurchase agreements was $109.5 million and $87.1 million, respectively.

        The following table presents a roll forward of recognized charges to earnings on certain trust preferred debt securities for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
(Dollars in thousands)	2012*	2011*	2010
Balance at beginning of period	$—	$—	$4,922
Additional fair market value losses on trust preferred debt securities for which other-than-temporary impairment was previously recognized
PreTSL IX B-3	—	—	1,284
PreTSL X B-1	—	—	1,550
PreTSL X B-3	—	—	431
PreTSL XI B-1	—	—	1,742
PreTSL XIII B-2	—	—	607
PreTSL XIV	—	—	1,026
PreTSL XVI C	—	—	—

Net fair market value losses recognized in earnings	—	—	6,640

Balance at end of period	$—	$—	$11,562

*
As of December 31, 2012 and 2011, the Company no longer had any investment in pooled trust preferred securities, nor were there any OTTI charges related to pooled trust preferred securities.

Note 3—Investment Securities (Continued)

        During the first quarter of 2010, the Company concluded that there appeared to have been a change in the fundamental behavior and inclination of some issuers toward earlier deferrals or defaults on their payments in the trust preferred pools, and as a result the performance of the pools had decreased the probability that the Company would be able to recognize cash flows in excess of the estimated fair value of the securities. In addition, the Company decided to liquidate these securities before anticipated recovery given the impact of the changes in the nature of the Company's balance sheet and levels of classified assets to capital. As a result of this analysis, the Company changed its intent and expectations relative to these securities, and wrote these securities down to fair market value prior to their sale (reflecting both credit and non-credit related considerations). Accordingly, a $6.6 million charge was recognized in earnings during the year ended December 31, 2010. Additional OTTI charges of $115,000, and $130,000 were taken on equity securities for the years ended December 31, 2011 and 2010, respectively.

        During the fourth quarter of 2010, the Company elected to sell seven of the eight pooled trust preferred securities at an incremental loss of $1.3 million. The remaining trust preferred security, MMCaps I A, was sold in the first quarter of 2011 at an incremental loss of $194,000. These realized losses are reflected in the income statement as a part of "Securities gains (losses), net".

Note 4—Loans and Allowance for Loan Losses

        The following is a summary of non-acquired loans:

	December 31,
(Dollars in thousands)	2012	2011
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$273,420	310,845
Commercial non-owner occupied	290,071	299,698

Total commercial non-owner occupied real estate	563,491	610,543
Consumer real estate:
Consumer owner occupied	434,503	391,529
Home equity loans	255,284	264,986

Total consumer real estate	689,787	656,515
Commercial owner occupied real estate	784,152	742,890
Commercial and industrial	279,763	220,454
Other income producing property	133,713	140,693
Consumer	86,934	85,342
Other loans	33,163	14,128

Total non-acquired loans	2,571,003	2,470,565
Less allowance for loan losses	(44,378)	(49,367)

Non-acquired loans, net	$2,526,625	$2,421,198

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below. The majority of the acquired loans are accounted for in accordance with FASB ASC Topic 310-30.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The Company's acquired loan portfolio is comprised of the following balances net of related discount:

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
December 31, 2012:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million—CBT	$19,483	$30,201	$49,684
Commercial real estate	22,946	40,016	62,962
Commercial real estate—construction and development	15,107	17,468	32,575
Residential real estate	39,050	65,761	104,811
Consumer	948	3,376	4,324
Commercial and industrial	8,281	15,319	23,600
Single pay	4,599	173	4,772

Total covered loans	$110,414	$172,314	$282,728
Non-covered loans:
Commercial real estate	53,259	256,703	309,962
Commercial real estate—construction and development	32,975	64,901	97,876
Residential real estate	40,585	209,731	250,316
Consumer	1,672	9,689	11,361
Commercial and industrial	3,064	46,220	49,284

Total non-covered loans	131,555	587,244	718,799

Total FASB ASC Topic 310-30 acquired loans	241,969	759,558	1,001,527
Total FASB ASC Topic 310-20 acquired loans (non-covered)	—	73,215	73,215

Total acquired loans	241,969	832,773	1,074,742
Less allowance for loan losses	(24,988)	(7,144)	(32,132)

Acquired loans, net	$216,981	$825,629	$1,042,610

December 31, 2011:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million—CBT	$24,073	$36,756	$60,829
Commercial real estate	39,685	67,780	107,465
Commercial real estate—construction and development	29,528	21,425	50,953
Residential real estate	52,727	74,926	127,653
Consumer	2,669	4,364	7,033
Commercial and industrial	14,800	21,702	36,502
Single pay	3,852	208	4,060

Total covered loans	$167,334	$227,161	$394,495
Non-covered loans:
Commercial real estate	305	557	862
Commercial real estate—construction and development	5	47	52
Residential real estate	244	753	997
Consumer	2,723	263	2,986
Commercial and industrial	219	2,590	2,809

Total non-covered loans	3,496	4,210	7,706

Total FASB ASC Topic 310-30 acquired loans	170,830	231,371	402,201
Less allowance for loan losses	(23,875)	(7,745)	(31,620)

Acquired loans, net	$146,955	$223,626	$370,581

Note 4—Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired and non-impaired at the acquisition date for Savannah (December 13, 2012) are as follows:

	December 13, 2012
	FASB ASC Topic 310-30 Loans
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$155,582	$483,293	$638,875
Non-accretable difference	(37,492)	(9,460)	(46,952)

Cash flows expected to be collected	118,090	473,833	591,923
Accretable yield	(8,615)	(51,466)	(60,081)

Carrying value	$109,475	$422,367	$531,842

        The table above excludes $69.5 million ($74.9 million in contractual principal less a $5.4 million fair value adjustment) in acquired loans at fair value as of the acquisition date that will be accounted for under FASB ASC Topic 310-20. These loans are primarily commercial and consumer lines of credit for which the entire discount will be accreted into interest income.

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired and non-impaired at the acquisition date for Peoples (April 24, 2012) are as follows:

	April 24, 2012
	FASB ASC Topic 310-30 Loans
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$56,940	$250,023	$306,963
Non-accretable difference	(21,237)	(16,560)	(37,797)

Cash flows expected to be collected	35,703	233,463	269,166
Accretable yield	(4,968)	(29,953)	(34,921)

Carrying value	$30,735	$203,510	$234,245

Note 4—Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, accretable yield and the resulting carrying values of FASB ASC Topic 310-30 acquired loans (impaired and non-impaired) are as follows:

	FASB ASC Topic 310-30 Loans
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
December 31, 2012:
Contractual principal and interest	$376,894	$926,153	$1,303,047
Non-accretable difference	(86,514)	(54,157)	(140,671)

Cash flows expected to be collected	290,380	871,996	1,162,376
Accretable yield	(48,411)	(112,438)	(160,849)

Carrying value	$241,969	$759,558	$1,001,527

Allowance for loan losses on acquired loans	$(24,988)	$(7,144)	$(32,132)

December 31, 2011:
Contractual principal and interest	$382,760	$361,726	$744,486
Non-accretable difference	(176,601)	(71,084)	(247,685)

Cash flows expected to be collected	206,159	290,642	496,801
Accretable yield	(35,329)	(59,271)	(94,600)

Carrying value	$170,830	$231,371	$402,201

Allowance for loan losses on acquired loans	$(23,875)	$(7,745)	$(31,620)

        The table above excludes $73.2 million ($78.5 million in contractual principal less a $5.3 million discount) in acquired loans at carrying value as of December 31, 2012 that will be accounted for under FASB ASC Topic 310-20. There was no allowance for loan losses related to these loans as of December 31, 2012.

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

        The unpaid contractual principal balance for acquired loans was $1.3 billion at December 31, 2012 and $597.7 million at December 31, 2011.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following are changes in the carrying value of acquired loans during the years ended December 31, 2012 and 2011:

	FASB ASC Topic 310-30
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Balance, December 31, 2011	$146,955	$223,626	$370,581
Fair value of acquired loans	140,210	625,877	766,087
Net increases (reductions) for payments, foreclosures, draws, and accretion	(69,071)	(97,690)	(166,761)
Change in the allowance for loan losses on acquired loans	(1,113)	601	(512)

Balance, December 31, 2012, net of allowance for loan losses on acquired loans	$216,981	$752,414	$969,395

Balance, December 31, 2010	$143,059	$177,979	$321,038
Fair value of acquired loans	92,278	130,156	222,434
Net reductions for payments, foreclosures, and accretion	(64,507)	(76,764)	(141,271)
Change in the allowance for loan losses on acquired loans	(23,875)	(7,745)	(31,620)

Balance, December 31, 2011, net of allowance for loan losses on acquired loans	$146,955	$223,626	$370,581

        The table above excludes $73.2 million ($69.5 million in fair value of acquired loans and $3.7 million in net increases for payments, draws, and accretion) in acquired loans at carrying value as of December 31, 2012 that will be accounted for under FASB ASC Topic 310-20.

        The following are changes in the carrying amount of accretable yield for purchased impaired and non-impaired loans:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Beginning at beginning of period	$94,600	$44,684
Addition from the Habersham acquisition	—	28,115
Addition from BankMeridian acquisition	—	21,216
Addition from the Peoples acquisition	34,921	—
Addition from the SAVB acquisition	60,081	—
Interest income	(52,628)	(40,710)
Reclass of nonaccretable difference due to improvement in expected cash flows	35,739	41,555
Other changes, net	(11,864)	(260)

Balance at end of period	$160,849	$94,600

        On December 13, 2006, the FDIC, Federal Reserve, OCC, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease

Note 4—Loans and Allowance for Loan Losses (Continued)

losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

        The allowance for loan losses on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loans greater than $250,000, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

        In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $500,000 and the probability of default that is determined based upon

Note 4—Loans and Allowance for Loan Losses (Continued)

historical data at the loan level. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company's allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 2—Mergers and Acquisitions.)

        An aggregated analysis of the changes in allowance for loan losses is as follows:

(Dollars in thousands)	Non-acquired Loans	Acquired Loans	Total
Year ended December 31, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(21,930)	—	(21,930)
Recoveries of loans previously charged off	3,756	—	3,756

Net charge-offs	(18,174)	—	(18,174)
Provision for loan losses	13,185	512	13,697
Benefit attributable to FDIC loss share agreements	—	(78)	(78)

Total provision for loan losses charged to operations	13,185	434	13,619
Provision for loan losses recorded through the FDIC loss share receivable	—	78	78

Balance at end of period	$44,378	$32,132	$76,510

Year ended December 31, 2011:
Balance at beginning of period	$47,512	$—	$47,512
Loans charged-off	(29,209)	—	(29,209)
Recoveries of loans previously charged off	2,409	—	2,409

Net charge-offs	(26,800)	—	(26,800)
Provision for loan losses	28,655	31,620	60,275
Benefit attributable to FDIC loss share agreements	—	(30,039)	(30,039)

Total provision for loan losses charged to operations	28,655	1,581	30,236
Provision for loan losses recorded through the FDIC loss share receivable	—	30,039	30,039

Balance at end of period	$49,367	$31,620	$80,987

Year ended December 31, 2010:
Balance at beginning of period	$37,488	$—	$37,488
Loans charged-off	(46,817)	—	(46,817)
Recoveries of loans previously charged off	2,559	—	2,559

Net charge-offs	(44,258)	—	(44,258)
Provision for loan losses	54,282	—	54,282

Balance at end of period	$47,512	$—	$47,512

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
Year ended December 31, 2012:
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(8,454)	(2,348)	(2,781)	(1,850)	(1,394)	(2,033)	(924)	(2,146)	—	(21,930)
Recoveries	1,428	282	5	124	600	228	361	728	—	3,756
Provision	5,489	878	1,163	841	151	2,843	674	1,054	92	13,185

Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378

Loans individually evaluated for impairment	$1,573	$411	$648	$213	$—	$1,030	$1,004	$—	$—	$4,879

Loans collectively evaluated for impairment	$9,263	$4,510	$8,095	$6,355	$3,626	$3,909	$2,743	$781	$217	$39,499

Loans:
Loans individually evaluated for impairment	$13,549	$5,344	$20,212	$1,954	$—	$1,783	$4,393	$—	$—	$47,235
Loans collectively evaluated for impairment	259,871	284,727	763,940	432,549	255,284	277,980	129,320	86,934	33,163	2,523,768

Total non-acquired loans	$273,420	$290,071	$784,152	$434,503	$255,284	$279,763	$133,713	$86,934	$33,163	$2,571,003

Year ended December 31, 2011:
Allowance for loan losses:
Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512
Charge-offs	(11,848)	(3,805)	(2,346)	(3,365)	(2,159)	(1,872)	(2,366)	(1,337)	(111)	(29,209)
Recoveries	518	144	158	224	132	295	293	645	—	2,409
Provision	9,461	3,342	4,730	4,534	1,872	1,165	2,875	646	30	28,655

Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367

Loans individually evaluated for impairment	$1,646	$706	$1,510	$262	$—	$—	$289	$—	$—	$4,413

Loans collectively evaluated for impairment	$10,727	$5,403	$8,846	$7,191	$4,269	$3,901	$3,347	$1,145	$125	$44,954

Loans:
Loans individually evaluated for impairment	$24,749	$12,040	$17,717	$2,594	$—	$1,576	$3,375	$—	$—	$62,051
Loans collectively evaluated for impairment	286,096	287,658	725,173	388,935	264,986	218,878	137,318	85,342	14,128	2,408,514

Total non-acquired loans	$310,845	$299,698	$742,890	$391,529	$264,986	$220,454	$140,693	$85,342	$14,128	$2,470,565

Note 4—Loans and Allowance for Loan Losses (Continued)

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
Year ended December 31, 2010:
Allowance for loan losses:
Balance, December 31, 2009	$9,169	$5,792	$5,978	$4,635	$3,751	$4,330	$2,375	$1,258	$200	$37,488
Charge-offs	(19,150)	(3,011)	(2,625)	(7,285)	(2,490)	(9,138)	(338)	(2,780)	—	(46,817)
Recoveries	785	29	126	149	45	713	6	706	—	2,559
Provision	23,438	3,618	4,335	8,561	3,118	8,408	791	2,007	6	54,282

Balance, December 31, 2010	$14,242	$6,428	$7,814	$6,060	$4,424	$4,313	$2,834	$1,191	$206	$47,512

Loans individually evaluated for impairment	$1,718	$1,444	$830	$80	$—	$36	$28	$—	$—	$4,136

Loans collectively evaluated for impairment	$12,524	$4,984	$6,984	$5,980	$4,424	$4,277	$2,806	$1,191	$206	$43,376

Loans:
Loans individually evaluated for impairment	$23,081	$10,948	$10,747	$1,540	$—	$1,144	$3,153	$—	$—	$50,613
Loans collectively evaluated for impairment	368,906	309,255	567,840	323,930	263,961	201,843	121,278	67,768	20,806	2,245,587

Total non-acquired loans	$391,987	$320,203	$578,587	$325,470	$263,961	$202,987	$124,431	$67,768	$20,806	$2,296,200

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans. There was no acquired allowance for loan losses for the year ended December 31, 2010.

(Dollars in thousands)	Commercial Loans Greater Than or Equal to $1 Million	Commercial Real Estate	Commercial Real Estate— Construction and Development	Residential Real Estate	Consumer	Commercial and Industrial	Single Pay	FASB ASC Topic 310-20 Loans	Total
Year ended December 31, 2012:
Allowance for loan losses:
Balance, December 31, 2011	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$—	$31,620
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,298)	199	1,628	(855)	96	(259)	1,001	—	512
Benefit attributable to FDIC loss share agreements	1,233	(30)	(1,319)	813	(88)	264	(951)	—	(78)

Total provision for loan losses charged to operations	(65)	169	309	(42)	8	5	50	—	434
Provision for loan losses recorded through the FDIC loss share receivable	(1,233)	30	1,319	(813)	88	(264)	951	—	78

Balance, December 31, 2012	$15,408	$1,517	$1,628	$4,616	$96	$4,305	$4,562	$—	$32,132

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$15,408	$1,517	$1,628	$4,616	$96	$4,305	$4,562	$—	$32,132

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	49,684	372,924	130,451	355,127	15,685	72,884	4,772	73,215	1,074,742

Total acquired loans	$49,684	$372,924	$130,451	$355,127	$15,685	$72,884	$4,772	$73,215	$1,074,742

Year ended December 31, 2011:
Allowance for loan losses:
Balance, December 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	16,706	1,318	—	5,471	—	4,564	3,561	—	31,620
Benefit attributable to FDIC loss share agreements	(15,871)	(1,252)	—	(5,197)	—	(4,336)	(3,383)	—	(30,039)

Total provision for loan losses charged to operations	835	66	—	274	—	228	178	—	1,581
Provision for loan losses recorded through the FDIC loss share receivable	15,871	1,252	—	5,197	—	4,336	3,383	—	30,039

Balance, December 31, 2011	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$—	$31,620

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$—	$31,620

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	60,829	108,327	51,005	128,650	10,019	39,311	4,060	—	402,201

Total acquired loans	$60,829	$108,327	$51,005	$128,650	$10,019	$39,311	$4,060	$—	$402,201

*
—The carrying value of FASB ASC Topic 310-30 acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

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

        The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$215,793	$232,131	$232,714	$231,954	$716,578	$656,914
Special mention	31,670	33,254	38,473	43,733	31,800	38,511
Substandard	25,957	45,460	18,884	24,011	35,774	47,465
Doubtful	—	—	—	—	—	—

	$273,420	$310,845	$290,071	$299,698	$784,152	$742,890

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$265,148	$207,063	$114,809	$117,237	$1,545,042	$1,445,299
Special mention	8,626	6,949	9,324	11,885	119,893	134,332
Substandard	5,989	6,442	9,580	11,571	96,184	134,949
Doubtful	—	—	—	—	—	—

	$279,763	$220,454	$133,713	$140,693	$1,761,119	$1,714,580

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$388,822	$342,307	$241,184	$247,929	$85,517	$84,189
Special mention	24,515	25,298	7,837	10,018	897	682
Substandard	21,166	23,924	6,239	7,039	519	471
Doubtful	—	—	24	—	1	—

	$434,503	$391,529	$255,284	$264,986	$86,934	$85,342

	Other		Consumer Total
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$33,163	$14,128	$748,686	$688,553
Special mention	—	—	33,249	35,998
Substandard	—	—	27,924	31,434
Doubtful	—	—	25	—

	$33,163	$14,128	$809,884	$755,985

        The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
(Dollars in thousands)	December 31, 2012	December 31, 2011
Pass	$2,293,728	$2,133,852
Special mention	153,142	170,330
Substandard	124,108	166,383
Doubtful	25	—

	$2,571,003	$2,470,565

        At December 31, 2012, the aggregate amount of non-acquired substandard and doubtful loans totaled $124.1 million. When these loans are combined with non-acquired OREO of $19.1 million, our non-acquired classified assets (as defined by the state of South Carolina and the FDIC, our primary federal regulators) were $143.2 million. At December 31, 2011, the amounts were $166.4 million, $18.0 million, and $184.4 million, respectively.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of covered acquired loans, net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F-44):

	Commercial Loans Greater Than or Equal to $1 million—CBT		Commercial Real Estate		Commercial Real Estate— Construction and Development
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$14,355	$17,257	$22,687	$33,770	$7,134	$11,791
Special mention	3,470	5,164	10,609	22,089	3,474	5,947
Substandard	31,859	38,408	29,501	51,108	21,154	30,566
Doubtful	—	—	165	498	813	2,649

	$49,684	$60,829	$62,962	$107,465	$32,575	$50,953

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$41,907	$50,971	$2,215	$3,375	$8,073	$9,007
Special mention	20,915	19,550	574	722	3,744	6,963
Substandard	41,963	54,281	1,534	2,446	11,753	19,476
Doubtful	26	2,851	1	490	30	1,056

	$104,811	$127,653	$4,324	$7,033	$23,600	$36,502

	Single Pay
	December 31, 2012	December 31, 2011
Pass	$57	$465
Special mention	52	62
Substandard	4,633	3,533
Doubtful	—	—

	$4,772	$4,060

        The following table presents the credit risk profile by risk grade of non-covered acquired loans, net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F-44):

	Commercial Real Estate		Commercial Real Estate— Construction and Development		Residential Real Estate
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$274,721	$799	$80,008	$47	$213,069	$777
Special mention	11,670	38	4,268	—	17,324	—
Substandard	23,571	25	13,600	5	19,923	220
Doubtful	—	—	—	—	—	—

	$309,962	$862	$97,876	$52	$250,316	$997

Note 4—Loans and Allowance for Loan Losses (Continued)

	Consumer		Commercial & Industrial		FASB ASC Topic 310-20 Loans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pass	$10,712	$2,394	$45,973	$2,201	$71,174	$—
Special mention	209	168	1,549	332	574	—
Substandard	440	424	1,762	276	1,467	—
Doubtful	—	—	—	—	—	—

	$11,361	$2,986	$49,284	$2,809	$73,215	$—

        The risk grading of acquired loans is determined utilizing a loan's contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on covered acquired loans, the Company's risk of loss is mitigated by the FDIC loss share arrangement.

        An aging analysis of past due loans, segregated by class for non-acquired loans, was as follows:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2012:
Commercial real estate:
Construction and land development	$812	$701	$10,435	$11,948	$261,472	$273,420
Commercial non-owner occupied	1,013	572	3,605	5,190	284,881	290,071
Commercial owner occupied	1,141	40	9,827	11,008	773,144	784,152
Consumer real estate:
Consumer owner occupied	1,433	241	4,045	5,719	428,784	434,503
Home equity loans	735	170	395	1,300	253,984	255,284
Commercial and industrial	1,187	513	549	2,249	277,514	279,763
Other income producing property	322	278	3,253	3,853	129,860	133,713
Consumer	364	151	112	627	86,307	86,934
Other loans	49	41	36	126	33,037	33,163

	$7,056	$2,707	$32,257	$42,020	$2,528,983	$2,571,003

December 31, 2011:
Commercial real estate:
Construction and land development	$1,056	$2,793	$13,176	$17,025	$293,820	$310,845
Commercial non-owner occupied	998	539	10,088	11,625	288,073	299,698
Commercial owner occupied	2,731	902	12,936	16,569	726,321	742,890
Consumer real estate:
Consumer owner occupied	3,288	762	5,819	9,869	381,660	391,529
Home equity loans	889	360	647	1,896	263,090	264,986
Commercial and industrial	389	142	1,218	1,749	218,705	220,454
Other income producing property	192	29	4,185	4,406	136,287	140,693
Consumer	302	130	33	465	84,877	85,342
Other loans	97	74	46	217	13,911	14,128

	$9,942	$5,731	$48,148	$63,821	$2,406,744	$2,470,565

Note 4—Loans and Allowance for Loan Losses (Continued)

        An aging analysis of past due loans, segregated by class for acquired loans, was as follows:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2012:
Covered loans:
Commercial loans greater than or equal to $1 million—CBT	$922	$993	$22,471	$24,386	$25,298	$49,684
Commercial real estate	3,154	1,536	12,162	16,852	46,110	62,962
Commercial real estate—construction and development	1,381	220	11,615	13,216	19,359	32,575
Residential real estate	2,502	2,636	12,328	17,466	87,345	104,811
Consumer	67	19	687	773	3,551	4,324
Commercial and industrial	739	190	4,870	5,799	17,801	23,600
Single pay	1	3,256	62	3,319	1,453	4,772

	8,766	8,850	64,195	81,811	200,917	282,728
Non-covered loans:
Commercial real estate	2,712	770	5,326	8,808	301,154	309,962
Commercial real estate—construction and development	1,595	1,353	7,103	10,051	87,825	97,876
Residential real estate	5,109	2,193	5,987	13,289	237,027	250,316
Consumer	114	57	49	220	11,141	11,361
Commercial and industrial	529	97	277	903	48,381	49,284
FASB ASC Topic 310-20 loans	388	111	148	647	72,568	73,215

	10,447	4,581	18,890	33,918	758,096	792,014

	$19,213	$13,431	$83,085	$115,729	$959,013	$1,074,742

December 31, 2011:
Covered loans:
Commercial loans greater than or equal to $1 million—CBT	$—	$990	$27,582	$28,572	$32,257	$60,829
Commercial real estate	3,720	2,422	21,361	27,503	79,962	107,465
Commercial real estate—construction and development	2,907	1,121	20,704	24,732	26,221	50,953
Residential real estate	3,214	2,225	14,243	19,682	107,971	127,653
Consumer	183	125	1,151	1,459	5,574	7,033
Commercial and industrial	1,360	473	9,422	11,255	25,247	36,502
Single pay	79	5	2,866	2,950	1,110	4,060

	11,463	7,361	97,329	116,153	278,342	394,495
Non-covered loans:
Commercial real estate	—	—	—	—	862	862
Commercial real estate—construction and development	—	—	—	—	52	52
Residential real estate	50	—	—	50	947	997
Consumer	79	39	129	247	2,739	2,986
Commercial and industrial	50	39	115	204	2,605	2,809

	179	78	244	501	7,205	7,706

	$11,642	$7,439	$97,573	$116,654	$285,547	$402,201

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to impaired non-acquired loans:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Gross Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2012:
Commercial real estate:
Construction and land development	$21,350	$8,659	$4,890	$13,549	$1,573
Commercial non-owner occupied	7,564	3,148	2,196	5,344	411
Commercial owner occupied	23,566	15,698	4,514	20,212	648
Consumer real estate:
Consumer owner occupied	2,040	—	1,954	1,954	213
Home equity loans	—	—	—	—	—
Commercial and industrial	2,595	464	1,319	1,783	1,030
Other income producing property	4,656	1,382	3,011	4,393	1,004
Consumer	—	—		—	—
Other loans	—	—		—	—

Total impaired loans	$61,771	$29,351	$17,884	$47,235	$4,879

December 31, 2011:
Commercial real estate:
Construction and land development	$34,076	$19,521	$5,228	$24,749	$1,646
Commercial non-owner occupied	14,269	9,704	2,336	12,040	706
Commercial owner occupied	21,072	10,692	7,025	17,717	1,510
Consumer real estate:
Consumer owner occupied	2,815	607	1,987	2,594	262
Home equity loans	—	—	—	—	—
Commercial and industrial	1,788	1,576	—	1,576	—
Other income producing property	4,393	2,132	1,243	3,375	289
Consumer	—	—		—	—
Other loans	—	—		—	—

Total impaired loans	$78,413	$44,232	$17,819	$62,051	$4,413

        Acquired loans are accounted for in pools as shown on page F-36 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following summarizes the average investment in non-acquired impaired loans and interest income recognized on impaired loans:

	Years Ended December 31,
	2012		2011
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Commercial real estate:
Construction and land development	$18,048	$114	$22,365	$429
Commercial non-owner occupied	7,503	85	11,522	138
Commercial owner occupied	17,460	347	12,664	484
Consumer real estate:
Consumer owner occupied	2,223	65	2,180	40
Home equity loans	—	—	—	—
Commercial and industrial	921	23	1,215	104
Other income producing property	3,171	117	1,679	105
Consumer	—	—	—	—
Other loans	—	—	—	—

Total Impaired Loans	$49,326	$751	$51,625	$1,300

        The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2012	2011
Commercial non-owner occupied real estate:
Construction and land development	$11,961	$21,347
Commercial non-owner occupied	4,780	10,931

Total commercial non-owner occupied real estate	16,741	32,278
Consumer real estate:
Consumer owner occupied	8,025	8,017
Home equity loans	1,835	1,005

Total consumer real estate	9,860	9,022
Commercial owner occupied real estate	14,146	15,405
Commercial and industrial	2,152	1,913
Other income producing property	5,405	5,329
Consumer	83	223
Other loans	—	—
Restructured loans	13,151	11,807

Total loans on nonaccrual status	$61,538	$75,977

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

Note 4—Loans and Allowance for Loan Losses (Continued)

TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation.

        The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that was granted during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012			2011
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	1	$165	$156	15	$3,595	$3,194
Commercial owner occupied	4	5,355	5,215	2	1,334	1,286
Consumer owner occupied	—	—	—	2	759	737
Commercial and industrial	1	474	464	—	—	—
Other income producing property	—	—	—	2	409	404

Total interest rate modifications	6	$5,994	$5,835	21	$6,097	$5,621

Term modification
Construction and land development	2	835	824	2	2,938	2,929
Commercial non-owner occupied	1	700	700	—	—	—
Commercial owner occupied	—	—	—	2	928	864
Consumer owner occupied	—	—	—	1	605	591

Total term modifications	3	$1,535	$1,524	5	$4,471	$4,384

Forgiveness of principal
Commercial non-owner occupied	—	—	—	—	—	—
Commercial owner occupied	—	—	—	—	—	—

Total forgiveness of principal	—	$—	$—	—	$—	$—

Total restructured loans	9	$7,529	$7,359	26	$10,568	$10,005

        At December 31, 2012 and 2011, the balance of accruing TDRs was $6.3 million and $5.8 million, respectively.

        For the years ended December 31, 2012 and 2011, there had been no modifications of acquired loans which the Bank designated as TDRs.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the changes in status of non-acquired loans restructured within the previous 12 months by type of concession:

	Paying Under Restructured Terms		Converted to Non-accrual		Foreclosure/Default
(Dollars in thousands)	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Year ended December 31, 2012:
Interest rate modification	6	$5,836	—	$—	—	$—
Term modification	3	1,524	—	—	—	—
Forgiveness of principal	—	—	—	—	—	—

	9	$7,360	—	$—	—	$—

Year ended December 31, 2011:
Interest rate modification	21	$5,621	—	$—	—	$—
Term modification	4	4,090	1	294	—	—
Forgiveness of principal	—	—	—	—	—	—

	25	$9,711	1	$294	—	$—

        The amount of specific reserve associated with non-acquired restructured loans was $1.1 million at December 31, 2012, none of which were related to the restructured loans that had subsequently defaulted. The Company had $161,000 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2012.

        There were no loans modified as troubled debt restructurings within the previous 12 months for which there was a subsequent payment default during the year ended December 31, 2012.

Note 5—FDIC Indemnification Asset

        The following table provides changes in the FDIC indemnification asset:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$262,651	$212,103
FDIC indemnification asset recorded for Habersham agreement	—	87,418
FDIC indemnification asset recorded for BankMeridian agreement	—	50,753
Increase (decrease) in expected losses on loans	78	30,039
Additional losses on OREO	7,467	20,109
Reimbursable expenses	9,262	13,300
Amortization of discounts and premiums, net	(20,773)	(10,135)
Reimbursements from FDIC	(112,514)	(140,936)

Balance at end of period	$146,171	$262,651

Note 5—FDIC Indemnification Asset (Continued)

        The FDIC indemnification asset is measured separately from the related covered assets. At December 31, 2012, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $46.4 million less than the current carrying value. This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset's remaining life or remaining term of the loss share agreements. Subsequent to year-end, the Company received $15.2 million from loss share claims filed, including reimbursable expenses.

        Included in the FDIC indemnification asset is an expected "true up" with the FDIC related to the BankMeridian acquisition. This amount is determined each reporting period and at December 31, 2012, was estimated to be approximately $3.3 million at the end of the loss share agreement (in ten years). The actual payment will be determined at the end of the loss sharing agreement term for each of the three FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share. There was no true up expected from the CBT or Habersham Bank FDIC-assisted transactions as of December 31, 2012.

Note 6—Other Real Estate Owned

        The following is a summary of information pertaining to OREO at December 31, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	8,104	—	8,104
Acquired in SAVB acquisition	8,619	—	8,619
Additions, net	25,958	20,631	46,589
Writedowns	(5,633)	(7,557)	(13,190)
Sold	(22,822)	(44,666)	(67,488)

Balance, December 31, 2012	$32,248	$34,257	$66,505

        The following is a summary of information pertaining to OREO at December 31, 2011:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2010	$17,264	$69,317	$86,581
Acquired in Habersham acquisition	—	14,493	14,493
Acquired in BankMeridian acquisition	—	4,826	4,826
Additions, net	21,342	39,793	61,135
Writedowns	(7,665)	(21,345)	(29,010)
Sold	(12,919)	(41,235)	(54,154)

Balance, December 31, 2011	$18,022	$65,849	$83,871

        The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount. At December 31, 2012, there were 432 properties included in OREO, with 181 uncovered and 251 covered by loss share agreement with the FDIC. At December 31, 2011, there were 900 properties in OREO, with 90 uncovered and 810 covered by loss share agreement with the FDIC. During 2012, the Company sold 970 properties with 822 being covered by loss share agreements with the FDIC and 148 being uncovered compared to 2011, when 418 properties were sold with 362 being covered by loss share agreements with the FDIC and 56 were uncovered.

Note 7—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2012	2011
Land		$30,522	$24,331
Buildings and leasehold improvements	15 - 40 years	98,500	72,257
Equipment and furnishings	3 - 10 years	50,538	40,558
Construction in process		1,172	678

Total		180,732	137,824
Less accumulated depreciation		(65,149)	(43,574)

		$115,583	$94,250

        Depreciation expense charged to operations was $8.7 million, $7.8 million, and $7.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        During the fourth quarter of 2012, the Company reviewed the assets held for future branch sites and determined that certain of these assets would be disposed of requiring reclassification to OREO. These assets increased OREO by $347,000 during the quarter, and resulted in a $306,000 impairment charge being recorded in earnings.

        At December 31, 2012 and 2011, computer software with an original cost of $8.9 million and $6.3 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $1.3 million, $928,000, and $633,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 8—Goodwill and Other Intangible Assets

        In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2012. The following is a summary of changes in the carrying amounts of goodwill:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$62,888	$62,888
Additions:
Goodwill from Peoples acquisition	3,828	—
Goodwill from Savannah acquisition	33,886	—

Balance at end of period	$100,602	$62,888

Note 8—Goodwill and Other Intangible Assets (Continued)

        The Company's other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2012	2011
Gross carrying amount	$36,983	$21,150
Accumulated amortization	(11,784)	(9,612)

	$25,199	$11,538

        Amortization expense totaled $2.2 million, $2.0 million and $1.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2013	$4,092
2014	3,921
2015	3,646
2016	2,226
2017	2,093
Thereafter	9,221

$25,199

Note 9—Deposits

        The Company's total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2012	2011
Certificates of deposit	$1,062,842	$903,874
Interest-bearing demand deposits	1,911,673	1,432,806
Non-interest bearing demand deposits	981,963	658,454
Savings deposits	341,103	258,644
Other time deposits	779	694

Total deposits	$4,298,360	$3,254,472

        The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2012, and 2011, were $464.6 million and $392.7 million, respectively. In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2012, and 2011, the Company had $129.6 million and $124.2 million in certificates of deposits greater than $250,000, respectively. At December 31, 2012, the Company had $13.0 million in traditional, out-of-market brokered deposits. The Company did not have any such brokered deposits at December 31, 2011.

Note 9—Deposits (Continued)

        At December 31, 2012, the scheduled maturities of time deposits (includes $779,000 of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2013	$843,104
2014	97,704
2015	67,222
2016	26,960
2017	18,692
Thereafter	9,939

$1,063,621

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

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

	December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$238,621	0.17%	$180,436	0.25%	$191,017	0.28%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$229,185	0.20%	$210,098	0.25%	$214,096	0.29%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$254,104		$243,960		$266,818

Note 11—Other Borrowings

        The Company's other borrowings were as follows:

	December 31,
(Dollars in thousands)	2012	2011
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% until September 15, 2015 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	$20,619	$20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
SAVB Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 285 basis points adjusted quarterly; matures on October 7, 2033, and can be called by the issuer without penalty on or after October 7, 2008 for the principal outstanding plus any accrued and unpaid interest; net of discount of $571 on December 31, 2012. Guaranteed by the Company on a subordinated basis.	5,615	—
SAVB Capital Trust II junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 220 basis points adjusted quarterly; matures on December 15, 2034, and can be called by the issuer without penalty on or after December 15, 2009 for the principal outstanding plus any accrued and unpaid interest; net of discount of $493 on December 31, 2012. Guaranteed by the Company on a subordinated basis.	3,631	—
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty on or after December 15, 2011. Guaranteed by the Company on a subordinated basis.	3,093	3,093
Other	1,319	2,351

	$54,897	$46,683

Note 11—Other Borrowings (Continued)

FHLB Advances

        The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

        As of December 31, 2012, there was $148,000 in outstanding advances. There were no advances outstanding at December 31, 2011. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2012, were approximately $532.8 million which allows the Company a total borrowing capacity at FHLB of approximately $330.5 million. After accounting for letters of credit totaling $17.7 million, the Company had unused net credit available with the FHLB in the amount of approximately $312.6 million at December 31, 2012.

        The maximum FHLB advances outstanding at any month-end for the years ended December 31, 2012 and 2011 was $148,000 and $20.8 million, respectively. The average amount outstanding for the years ended December 31, 2012 and 2011 was less than $1,000 and approximately $671,000, respectively. The weighted-average interest rate during the years ended December 31, 2012 and 2011 was 0.50% and 2.20%, respectively.

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

        As of December 31, 2012, the sole assets of the Trusts were an aggregate of $54.6 million of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        As of December 31, 2012, the Company recorded a $53.6 million liability for the junior subordinated debt securities, net of a $1.1 million discount recorded on SAVB Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $54.6 million and the Company would fully amortize any remaining discount into interest expense. The discount is currently being amortized over a five year period.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Note 11—Other Borrowings (Continued)

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	Junior Subordinated Debt	Other	Total
Years Ended December 31,
2013	$—	$1,176	$1,176
2014	—	6	6
2015	—	6	6
2016	—	6	6
2017	—	7	7
Thereafter	53,578	118	53,696

	$53,578	$1,319	$54,897

Note 12—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current:
Federal	$10,455	$19,597	$2,898
State	1,351	1,366	2,069

Total current tax expense	11,806	20,963	4,967

Deferred:
Federal	3,161	(9,798)	23,211
State	161	(403)	768

Total deferred tax expense (benefit)	3,322	(10,201)	23,979

Provision for income taxes	$15,128	$10,762	$28,946

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income taxes at federal statutory rate	$15,806	$11,675	$28,290
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	983	626	1,844
Tax-exempt interest	(1,436)	(821)	(834)
Income tax credits	(571)	(584)	(584)
Dividends received deduction	(3)	(3)	(2)
Other, net	349	(131)	232

	$15,128	$10,762	$28,946

Note 12—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets are as follows:

	December 31,
(Dollars in thousands)	2012	2011
Allowance for loan losses	$16,597	$18,244
Other-than-temporary impairment on securities	1,196	120
Share-based compensation	854	785
Pension plan and post-retirement benefits	2,067	2,557
Deferred compensation	2,572	664
Purchase accounting adjustments	42,815	216
Other real estate owned	8,214	2,303
Tax deductible goodwill	1,060	—
Net operating loss carryforwards	6,870	1,138
Cash flow hedge	572	—
Other	921	673

Total deferred tax assets	83,738	26,700

Gain on FDIC assisted transaction deferred for tax purposes	27,075	17,080
Unrealized gains on investment securities available for sale	5,294	3,579
Depreciation	3,556	3,265
Intangible assets	7,649	1,483
Deferred loan fees	1,740	1,935
Prepaid expense	295	689
Other	2,969	211

Total deferred tax liabilities	48,578	28,242

Net deferred tax asset (liability) before valuation allowance	35,160	(1,542)

Less, valuation allowance	(1,259)	(1,138)

Net deferred tax asset (liability)	$33,901	$(2,680)

        At December 31, 2012, the Company had operating loss carryforwards for state income tax purposes of approximately $25.2 million available to offset future taxable income. The carryforwards expire in varying amounts through 2023. The valuation allowance is based on management's estimate of the ultimate realization of the parent company's deferred tax asset.

Note 13—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Business development and staff related	$3,336	$3,393	$3,256
Property and sales tax	2,039	1,850	1,487
Office supplies	1,912	1,635	1,678
Other loan expense	1,690	1,792	862
Postage	1,401	1,459	1,385
Retail products	583	485	483
Other	3,863	3,206	672

	$14,824	$13,820	$9,823

Note 14—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Numerator:
Net income available to common shareholders—numerator for basic and diluted earnings per share	$30,032	$22,595	$51,882

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	14,698	13,677	12,618
Effect of dilutive securities:
Employee stock options and restricted stock	98	74	102

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares	14,796	13,751	12,720

Basic earnings per common share	$2.04	$1.65	$4.11

Diluted earnings per common share	$2.03	$1.63	$4.08

        The calculation of diluted earnings per common share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the year as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Number of shares	138,729	256,664	152,919
Range of exercise prices	$31.10 to $40.99	$26.01 to $40.99	$27.57 to $40.99

Note 15—Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows:

(Dollars in thousands)	Benefit Plans	Unrealized Gains (Losses) on Securities Available for Sale	Noncredit Other-Than- Temporary Impairment Losses	Cash Flow Hedges	Total
Balance at December 31, 2009	$(4,302)	$2,474	$(3,540)	$(14)	$(5,382)
Change in pension and retiree medical plan	(514)	—	—	—	(514)
Change in net unrealized gain on securities available for sale	—	(1,040)	3,540	—	2,500
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(396)	(396)

Balance at December 31, 2010	(4,816)	1,434	—	(410)	(3,792)
Change in pension and retiree medical plan	(3,007)	—	—	—	(3,007)
Change in net unrealized gain on securities available for sale	—	4,501	—	—	4,501
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(451)	(451)

Balance at December 31, 2011	(7,823)	5,935	—	(861)	(2,749)
Change in pension and retiree medical plan	365	—	—	—	365
Change in net unrealized gain on securities available for sale	—	2,829	—	—	2,829
Change in unrealized losses on derivative financial instruments qualifying as cash flow hedges	—	—	—	(69)	(69)

Balance at December 31, 2012	$(7,458)	$8,764	$—	$(930)	$376

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed current year's net income. During 2012 and in conjunction with the acquisition of Peoples, the Bank paid a special dividend of $13.425 million to SCBT to allow for the redemption of Peoples preferred stock (TARP). This special dividend along with a special dividend used to pay certain obligations assumed from the Savannah acquisition resulted in the Bank paying dividends that almost exceeded current year net income. During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to SCBT in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. It is expected that no special dividend approval will be needed from the SCBFI during the remainder of 2013. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances (Continued)

        Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $50.2 million and $84.0 million at December 31, 2012 and 2011, respectively.

Note 17—Retirement Plans

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

        Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan. The pension plan remained suspended as of December 31, 2012.

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2012	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$25,015	$20,708	$18,342
Interest cost	1,033	1,097	1,080
Actuarial loss	1,308	3,801	1,842
Benefits paid	(653)	(591)	(556)

Benefit obligation at end of year	26,703	25,015	20,708

Change in plan assets:
Fair value of plan assets at beginning of year	19,233	19,083	16,496
Actual return on plan assets	2,439	(219)	2,215
Employer contribution	1,200	960	928
Benefits paid	(653)	(591)	(556)

Fair value of plan assets at end of year	22,219	19,233	19,083

Funded status	$(4,484)	$(5,782)	$(1,625)

        At December 31, 2012 and 2011, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $11.7 million and $12.3 million, respectively.

Note 17—Retirement Plans (Continued)

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest cost	$1,033	$1,097	$1,080
Expected return on plan assets	(1,631)	(1,601)	(1,508)
Recognized net actuarial loss	1,069	549	260

Net periodic benefit cost (income)	471	45	(168)

Net loss	500	5,621	1,135
Amortization of net loss	(1,069)	(549)	(260)

Total amount recognized in other comprehensive income	(569)	5,072	875

Total recognized in net periodic benefit cost and other comprehensive income	$(98)	$5,117	$707

        The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $1.2 million.

        The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2012	2011
Projected benefit obligation	$26,703	$25,015
Accumulated benefit obligation	26,703	25,015
Fair value of plan assets	22,219	19,233

        The Company used a 3.80% and 4.20% discount rate in its weighted-average assumptions used to determine the benefit obligation at December 31, 2012, and 2011, respectively. The rate of compensation increase was not applicable in the Company's weighted-average assumptions because of the plan curtailment at June 30, 2009. The weighted-average assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.20%	5.40%	6.00%
Expected long-term return on plan assets	7.75%	8.00%	8.00%

        For the years ended December 31, 2012, 2011, and 2010, the discount rate of 4.20%, 5.40%, and 6.00%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

        The expected rate of return for the pension plan's assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long-term compound annualized returns of historical market data as well as historical actual returns on the Company's plan assets. Using this reference information, the Company developed forward- looking return expectations for

Note 17—Retirement Plans (Continued)

each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. In developing the 7.75% long-term rate of return assumption for the pension plan, the Company utilized the following long-term rate of return and standard deviation assumptions:

Asset Class	Rate of Return Assumption	Standard Deviation Assumption
Cash Equivalents	3.50%	0.86%
High Grade Fixed Income	6.02%	3.55%
High Yield Fixed Income	7.95%	9.40%
International Fixed Income	6.92%	9.98%
Large Cap Equity	8.57%	15.06%
Mid Cap Equity	10.08%	17.87%
Mid/Small Cap Equity	8.79%	18.99%
Small Cap Equity	7.50%	20.10%
Foreign Equity	6.58%	18.42%

        The portfolio's equity weighting is consistent with the long-term nature of the Plan's benefit obligation, and the expected annual return on the portfolio of 7.75%.

        The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 7.75%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan's investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55-65%, Fixed Income 20-40%, Cash Equivalents 0-35%. As of December 31, 2012, approximately 62% of pension plan assets were invested with equity managers, approximately 33% of pension plan assets were invested with fixed income managers, and approximately 5% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

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

Note 17—Retirement Plans (Continued)

        The fair values of the Company's pension plan assets at December 31, 2012 by asset category are as follows:

(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$96	$96	$—	$—
Money market funds	1,064	1,064	—	—
Broad market fixed income	7,287	7,287	—	—
Domestic equity	11,788	11,788	—	—
Foreign equity	1,984	1,984	—	—

Total assets	$22,219	$22,219	$—	$—

        As of December 31, 2012 and 2011, the Plan's domestic equity securities did not include any of the Company's common stock. The plan made no purchases of the Company's stock during 2012, 2011 and 2010.

        Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2013	$843
2014	921
2015	1,039
2016	1,128
2017	1,239
2018 - 2022	7,217

$12,387

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Pension	$471	$45	$(168)
Employee savings plan/ 401(k)	1,741	915	771
Supplemental executive retirement plan	543	224	172
Post-retirement benefits	59	62	69

	$2,814	$1,246	$844

        The Company expects to contribute approximately $1.2 million to the pension plan in 2013, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

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

Note 17—Retirement Plans (Continued)

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

Note 18—Post-Retirement Benefits

        Post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2012, and the liability for future benefits has been recorded in the consolidated financial statements.

        The following sets forth the plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$555	$512
Interest cost	22	26
Actuarial (gain) loss	(4)	75
Benefits paid	(55)	(58)

Benefit obligation at end of year	518	555

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	55	58
Benefits paid	(55)	(58)

Fair value of plan assets at end of year	—	—

Funded status	$(518)	$(555)

Note 18—Post-Retirement Benefits (Continued)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Years Ended December 31,
	2012	2011	2010
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.80%	4.20%	5.40%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.20%	5.40%	6.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest cost	$22	$26	$32
Amortization of transition obligation	26	32	31
Recognized net actuarial loss	11	4	6

Net periodic benefit cost	59	62	69

Net (gain) loss	(4)	75	(26)
Amortization of transition obligation	(26)	(32)	(31)
Amortization of loss	(11)	(4)	(6)

Total amount recognized in other comprehensive income	(41)	39	(63)

Total recognized in net periodic benefit cost and other comprehensive income	$18	$101	$6

        The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $11,000.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2012:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$2	$(2)
Effect on postretirement benefit obligation	34	(31)

Note 18—Post-Retirement Benefits (Continued)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2013	$51
2014	50
2015	50
2016	49
2017	47
2018 - 2022	6

$253

        The Company expects to contribute approximately $51,000 to the post-retirement medical plan in 2013.

Note 19—Share-Based Compensation

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

        The Company's 1999, 2004, and 2012 stock incentive programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Stock Options

        With the exception of non-qualified stock options granted to directors under the 1999, 2004, and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 1999 plan after January 2, 2004, and the 1999 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share-based compensation grants may be issued. It is the Company's policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock.

Note 19—Share-Based Compensation (Continued)

        Activity in the Company's stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	370,207	$30.69	386,207	$29.02	348,575	$27.84
Granted	28,224	31.75	27,542	32.05	55,857	33.47
Exercised	(51,887)	23.99	(43,533)	16.79	(16,220)	18.88
Forfeited	(6,150)	31.80	(1)	11.39	(2,005)	28.79
Expired	(254)	15.93	(8)	15.64	—	—

Outstanding at December 31	340,140	31.79	370,207	30.69	386,207	29.02

Exercisable at December 31	267,941	31.73	285,987	30.38	289,469	27.93

Weighted-average fair value of options granted during the year		$11.55		$11.65		$13.90

        The aggregate intrinsic value of 340,140 and 370,207 stock options outstanding at December 31, 2012 and 2011 was $2.9 million and $448,000, respectively. The aggregate intrinsic value of 267,941 and 285,987 stock options exercisable at December 31, 2012 and 2011 was $2.3 million and $421,000, respectively.

        Information pertaining to options outstanding at December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$22.13 - $26.00	7,177	0.5 years	$24.14	7,161	$24.14
$26.01 - $31.00	89,738	3.2 years	27.50	82,032	27.50
$31.01 - $36.00	190,517	5.5 years	32.09	130,040	32.05
$36.01 - $40.99	52,708	4.7 years	39.02	48,708	39.13

	340,140	4.7 years	31.79	267,941	31.73	3.8 years

        The fair value of options is estimated at the date of grant using the Black- Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2012	2011	2010
Dividend yield	2.10%	2.23%	2.05%
Expected life	6 years	5 years	6 years
Expected volatility	45.8% - 45.8%	43.8% - 49.7%	49.0% - 50.1%
Risk-free interest rate	1.06%	2.32%	2.73%

        As of December 31, 2012, there was $524,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.00 year as of December 31, 2012. The total fair value of shares vested during the

Note 19—Share-Based Compensation (Continued)

years ended December 31, 2012, 2011 and 2010 was approximately $402,000, $458,000 and $332,000, respectively. Compensation expense of $382,000, $443,000, and $442,000 was recorded in 2012, 2011, and 2010, respectively.

Restricted Stock

        The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

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

        Non-vested restricted stock for the year ended December 31, 2012 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	171,704	$30.32
Granted	47,666	32.27
Vested	(41,530)	30.22
Forfeited	(4,993)	32.02

Nonvested at December 31	172,847	30.84

        The Company granted 47,666, 57,639, and 23,562 shares for the years ended December 31, 2012, 2011, and 2010, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2012, 2011, and 2010 was $32.27, $31.85, and $38.13, respectively. Compensation expense of $1.3 million, $1.3 million, and $1.2 million was recorded in 2012, 2011, and 2010, respectively.

        The vesting schedule of these shares as of December 31, 2012 is as follows:

Shares
2013	18,870
2014	17,166
2015	46,122
2016	44,483
2017	4,395
Thereafter	41,811

172,847

Note 19—Share-Based Compensation (Continued)

        As of December 31, 2012, there was $3.6 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.79 years as of December 31, 2012. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was approximately $1.3 million, $1.3 million and $755,000, respectively.

Employee Stock Purchase Plan

        The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2017, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 160,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock's fair value on either the first or last day of the quarter.

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $38,000, $37,000 and $35,000 in share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 20—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2012, 2011 and 2010. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 23,532, 11,445, and 7,272 shares at a cost of $836,000, $342,000, and $255,000 in 2012, 2011, and 2010, respectively.

Note 21—Lease Commitments

        The Company's subsidiary was obligated at December 31, 2012, under certain noncancelable operating leases extending to the year 2043 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Note 21—Lease Commitments (Continued)

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2013	3,514
2014	2,534
2015	2,457
2016	2,343
2017	2,378
Thereafter	15,327

$28,553

        Total lease expense for the years ended December 31, 2012, 2011, and 2010 was $3.3 million, $4.2 million and $3.3 million, respectively.

Note 22—Contingent Liabilities

        The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2012, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 23—Related Party Transactions

        During 2012 and 2011, the Company's banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $9.7 million and $11.8 million at December 31, 2012 and 2011 respectively. During 2012, $6.2 million of new loans were made to this group while repayments of $8.3 million were received during the year. There were also certain individuals that were considered related parties in 2011 who were not considered related parties in 2012 due to retirement, change in job function, or other reasons. Related party deposits totaled approximately $8.4 million and $10.5 million at December 31, 2012 and 2011, respectively.

Note 24—Financial Instruments with Off-Balance Sheet Risk

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

        The subsidiary's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet

Note 24—Financial Instruments with Off-Balance Sheet Risk (Continued)

instruments. At December 31, 2012 and 2011, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2012	2011
Commitments to extend credit	$876,783	$634,681
Standby letters of credit and financial guarantees	18,955	19,293

	$895,738	$653,974

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

Note 25—Fair Value

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

Note 25—Fair Value (Continued)

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

Investment Securities

        Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions. The Level 3 security is an unrated single-issue private placement bond that was acquired in the Savannah transaction. This security is considered a Level 3 because there is not an active market for the security. Management considers the credit quality of the underlying issuer in determining the fair value of the security.

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or fair market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are nonrecurring Level 2.

Loans

        The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the

Note 25—Fair Value (Continued)

appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned ("OREO")

        Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non-covered and covered OREO are considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market, and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense, net of any FDIC indemnification proceeds in the case of covered OREO.

Derivative Financial Instruments

        Fair value is estimated using pricing models of derivatives with similar characteristics; accordingly, the derivatives are classified within Level 2 of the fair value hierarchy. See Note 29—Derivative Financial Instruments for additional information.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Assets
Derivative financial instruments	$312	$—	$312	$—

Securities available for sale:
Government-sponsored entities debt	$88,518	$—	$88,518	$—
State and municipal obligations	152,799	—	148,948	3,851
Mortgage-backed securities	293,187	—	293,187	—
Corporate stocks	379	354	25	—

Total securities available for sale	534,883	354	530,678	3,851

	$535,195	$354	$530,990	$3,851

Liabilities
Derivative financial instruments	$1,813	$—	$1,813	$—

Note 25—Fair Value (Continued)

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Assets
Securities available for sale:
Government-sponsored entities debt	$49,603	$—	$49,603	$—
State and municipal obligations	43,957	—	43,957	—
Mortgage-backed securities	195,309	—	195,309	—
Corporate stocks	326	301	25	—

Total securities available for sale	$289,195	$301	$288,894	$—

Liabilities
Derivative financial instruments	$1,391	$—	$1,391	$—

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

        A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2011	$2,034	$—
Change in unrealized loss recognized in other comprehensive income	290	—
Total realized losses included in income	(194)	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(2,130)	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2011	$—	$—
Change in unrealized loss recognized in other comprehensive income	—	—
Total realized losses included in income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	3,851	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2012	$3,851	$—

Total unrealized losses, net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at December 31, 2011	$—	$—

Total unrealized losses, net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at December 31, 2012	$—	$—

Note 25—Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
OREO	$66,505	$—	$—	$66,505
Non-acquired impaired loans	42,356	—	—	42,356
December 31, 2011:
OREO	$83,871	$—	$—	$83,871
Non-acquired impaired loans	35,974	—	—	35,974

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	0 - 25%

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

        Loans—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family

Note 25—Fair Value (Continued)

residential) and other consumer loans are estimated using discounted cash flow analyses based on the Company's current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered by the Company for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

        FDIC Indemnification Asset—The fair value is estimated based on discounted future cash flows using current discount rates.

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

        Derivative Financial Instruments—The fair value of derivative financial instruments (including interest rate swaps) is estimated using pricing models of derivatives with similar characteristics.

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

Note 25—Fair Value (Continued)

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

	December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$380,730	$380,730	$380,730	$—	$—
Investment securities	560,091	561,204	10,122	547,231	3,851
Loans, net of allowance for loan losses, and loans held for sale	3,634,514	3,665,070	—	65,279	3,599,791
FDIC receivable for loss share agreements	146,171	101,898	—	—	101,898
Accrued interest receivable	8,190	8,190	—	8,190	—
Interest rate swap—non-designated hedge	312	312	—	312	—
Financial liabilities:
Deposits	4,298,360	4,216,800	—	4,216,800	—
Federal funds purchased and securities sold under agreements to repurchase	238,621	238,621	—	238,621	—
Other borrowings	54,897	57,903	—	57,903	—
Accrued interest payable	2,045	2,045	—	2,045	—
Interest rate swap—cash flow hedge	1,501	1,501	—	1,501	—
Interest rate swap—non-designated hedge	312	312	—	312	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,371	—	7,371	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 25—Fair Value (Continued)

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$171,425	$171,425	$171,425	$—	$—
Investment securities	324,056	325,351	18,593	306,758	—
Loans, net of allowance for loan losses, and loans held for sale	2,837,588	2,859,513	—	45,809	2,813,704
FDIC receivable for loss share agreements	262,651	202,313	—	—	202,313
Accrued interest receivable	11,527	11,527	—	11,527	—
Financial liabilities:
Deposits	3,254,472	3,222,547	—	3,222,547	—
Federal funds purchased and securities sold under agreements to repurchase	180,436	180,436	—	180,436	—
Other borrowings	46,683	48,915	—	48,915	—
Accrued interest payable	2,254	2,254	—	2,254	—
Interest rate swap—cash flow hedge	1,391	1,391	—	1,391	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,657	—	7,657	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 26—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Note 26—Regulatory Matters (Continued)

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total risk-based capital (to risk-weighted assets):
Consolidated	$476,279	13.99%	$272,329	8.00%	n/a	n/a
SCBT (the Bank)	468,558	13.78%	272,114	8.00%	340,142	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	433,309	12.73%	136,165	4.00%	n/a	n/a
SCBT (the Bank)	425,621	12.51%	136,057	4.00%	204,085	6.00%
Tier 1 capital (to average assets):
Consolidated	433,309	9.87%	175,688	4.00%	n/a	n/a
SCBT (the Bank)	425,621	9.70%	175,480	4.00%	219,350	5.00%
December 31, 2011:
Total risk-based capital (to risk-weighted assets):
Consolidated	$385,049	15.36%	$200,542	8.00%	n/a	n/a
SCBT (the Bank)	379,751	15.15%	200,516	8.00%	250,644	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	353,102	14.09%	100,271	4.00%	n/a	n/a
SCBT (the Bank)	347,808	13.88%	100,258	4.00%	150,387	6.00%
Tier 1 capital (to average assets):
Consolidated	353,102	9.12%	154,934	4.00%	n/a	n/a
SCBT (the Bank)	347,808	8.99%	154,810	4.00%	193,513	5.00%

Note 27—Condensed Financial Statements of Parent Company

        Financial information pertaining only to SCBT Financial Corporation is as follows:

Condensed Balance Sheet

	December 31,
	2012	2011
(Dollars in thousands)
ASSETS
Cash	$6,122	$4,545
Investment securities available for sale	354	301
Investment in subsidiaries	554,634	421,573
Other assets	2,680	648

Total assets	$563,790	$427,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$56,241	$45,287
Shareholders' equity	507,549	381,780

Total liabilities and shareholders' equity	$563,790	$427,067

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income:
Dividends from subsidiaries	$33,669	$9,514	$8,683
Operating income (loss)	59	(52)	(52)

Total income	33,728	9,462	8,631
Operating expenses	2,482	2,331	2,470

Income before income tax benefit and equity in undistributed earnings of subsidiaries	31,246	7,131	6,161
Applicable income tax benefit	812	769	903
Equity in undistributed earnings of subsidiary (excess distribution)	(2,026)	14,696	44,818

Net income	$30,032	$22,595	$51,882

Note 27—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$30,032	$22,595	$51,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	28	31
Share-based compensation	1,741	1,777	1,625
Other-than-temporary impairment on securities	—	115	120
Decrease (increase) in other assets	(83)	32	78
(Decrease) increase in other liabilities	(3,511)	365	(337)
Undistributed earnings of subsidiary	2,026	(14,696)	(44,818)

Net cash provided by operating activities	30,205	10,216	8,581

Cash flows from investing activities:
Net cash outlay for acquisitions	(12,357)	—	—
Payments for investments in subsidiary	—	(34,700)	—

Net cash (used in) investing activities	(12,357)	(34,700)	—

Cash flows from financing activities:
Note payable repayment	(7,155)	—	—
Common stock issuance	720	35,533	669
Common stock repurchased	(836)	(342)	(255)
Dividends paid on common stock	(10,244)	(9,514)	(8,683)
Stock options exercised	1,244	731	307

Net cash provided by (used in) financing activities	(16,271)	26,408	(7,962)

Net increase (decrease) in cash and cash equivalents	1,577	1,924	619
Cash and cash equivalents at beginning of period	4,545	2,621	2,002

Cash and cash equivalents at end of period	$6,122	$4,545	$2,621

Note 28—Common Stock Issuance

        On February 18, 2011, the Company issued 1,129,032 shares of its authorized but unissued common stock to certain accredited investors at $31.00 per share pursuant to a private placement transaction. Net proceeds from this sale of common stock of $34.8 million were used for general corporate purposes, including supporting the continued and anticipated growth of the Company. On March 21, 2011, the Company filed a registration statement with the U.S. Securities and Exchange Commission to permit resale of the common shares issued in this transaction. This registration statement became effective on March 30, 2011.

Note 29—Derivative Financial Instruments

        The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. The Company accounts for its interest rate swap that is classified as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be

Note 29—Derivative Financial Instruments (Continued)

recognized as assets or liabilities on the balance sheet at fair value. The Company also acquired in December 2012 through its merger with The Savannah Bancorp, Inc. two interest rate swaps that do not meet the strict hedge accounting requirements and are classified as non-designated hedges. All the derivatives currently held by the Company are interest rate swap agreements. For more information regarding the fair value of the Company's derivative financial instruments, see Note 25 to these financial statements.

Cash Flow Hedges of Interest Rate Risk

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

        The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $69,000 and $451,000 for the years ended December 31, 2012 and 2011, respectively. The Company recognized a $1.5 million and a $1.4 million cash flow hedge liability in other liabilities on the balance sheet at December 31, 2012 and 2011, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2012 and 2011.

        Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty's exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2012 and 2011, respectively, SCBT was required to provide $1.5 and $1.4 million of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 29—Derivative Financial Instruments (Continued)

Non-designated Hedges of Interest Rate Risk

        As of December 31, 2012, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah. These derivatives are not designated as hedges and are not speculative in nature. One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a third party to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

        The interest rate swap contract with the commercial borrower requires the borrower to pay or receive from the Company an amount equal to and offsetting the value of the interest rate swap. If the commercial borrower fails to perform and the market value for the interest rate swap with the third party is negative (net liability position), the Company would be obligated to pay the settlement amount for the financial derivative. If the market value for the interest rate swap with the third party is positive (net asset position), the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount is determined by the fluctuation of interest rates.

        As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2012, the interest rate swaps had an aggregate notional amount of approximately $4.5 million and the fair value of these two offsetting interest rate swap derivatives are recorded in other assets and in other liabilities for $312,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company's financial condition and results of operations during 2012.

        The Company also has an agreement with the third party in this derivative relationship that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2012 the fair value of the interest rate swap derivative with the third party was in a net liability position of $312,000, which excludes any adjustment for nonperformance risk, related to these agreements. As of December 31, 2012, SCBT was required to provide $199,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. If the Company had breached any of these provisions at December 31, 2012, it would have been required to settle its obligations under the agreements at the termination value, $318,000 at December 31, 2012.

Note 30—Subsequent Events

First Financial Holdings, Inc.—Definitive Agreement

        On February 19, 2013, SCBT Financial Corporation, the holding company of SCBT ("SCBT Bank"), a South Carolina banking corporation, entered into an Agreement and Plan of Merger (the "Agreement") with First Financial Holdings, Inc. ("First Financial"), a bank holding company headquartered in Charleston, South Carolina. First Federal Bank ("First Federal") is the wholly-owned bank subsidiary of First Financial. Other First Financial subsidiaries include First Southeast 401(k) Fiduciaries, Inc. a registered investment advisor, and First Southeast Investor Services, Inc., a registered

Note 30—Subsequent Events (Continued)

broker-dealer. First Financial reported $3.2 billion in total assets, $2.6 billion in loans and $2.6 billion in deposits, based on December 31, 2012 unaudited balances. First Financial has a total of 66 branches that serve individuals and businesses throughout coastal South Carolina, Florence and Greenville, South Carolina and Wilmington, North Carolina. Pursuant to the terms of the Agreement, First Financial will merge with and into SCBT Financial Corporation, with SCBT Financial Corporation as the surviving entity in the merger. In addition, First Federal will merge with and into SCBT Bank, with SCBT Bank as the surviving entity. The other subsidiaries of First Financial are expected to become subsidiaries of SCBT Financial Corporation.

        Under the terms of Agreement, First Financial shareholders will receive aggregate consideration of approximately 7,002,384 shares of SCBT common stock. The stock consideration is based upon a fixed exchange ratio of 0.4237 shares of SCBT common stock for each of the outstanding shares of FFCH common stock, , which equates to a deal value of $18.30 per share based on SCBT's closing stock price of $43.18 on February 19, 2013. The stock issuance is valued at approximately $302.4 million in the aggregate, based on 16,526,752 shares of FFCH common stock outstanding.

        The transaction is subject to regulatory approvals and the affirmative vote of both SCBT Financial Corporation's and First Financial's shareholders. The transaction is expected to close during the third quarter of 2013.

*
—Unaudited