Form 10-Q
period 2013-03-31
SCBT FINANCIAL CORP
filed 2013-05-09
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2013
Common Stock, $2.50 par value	17,024,115

SCBT Financial Corporation and Subsidiary

March 31, 2013 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$227,326	$185,708	$329,942
Interest-bearing deposits with banks	5,743	16,018	1,870
Federal funds sold and securities purchased under agreements to resell	262,800	179,004	71,410
Total cash and cash equivalents	495,869	380,730	403,222
Investment securities:
Securities held to maturity (fair value of $15,555, $16,553, and $17,664, respectively)	14,598	15,440	16,568
Securities available for sale, at fair value	510,852	534,883	322,588
Other investments	7,805	9,768	18,292
Total investment securities	533,255	560,091	357,448
Loans held for sale	50,449	65,279	34,706
Loans:
Acquired (covered of $257,066, $282,728, and $363,051, respectively; non-covered of $738,189, $792,014, and $6,093, respectively)	995,255	1,074,742	369,144
Less allowance for acquired loan losses	(31,277)	(32,132)	(34,355)
Non-acquired	2,604,298	2,571,003	2,437,314
Less allowance for non-acquired loan losses	(41,669)	(44,378)	(47,607)
Loans, net	3,526,607	3,569,235	2,724,496
FDIC receivable for loss share agreements	124,340	146,171	231,331
Premises and equipment, net	110,792	115,583	93,209
Goodwill	100,487	100,487	62,888
Other real estate owned (covered of $34,244, $34,257, and $61,788, respectively; non-covered of $36,446, $32,248, and $21,381, respectively)	70,690	66,505	83,169
Bank owned life insurance	43,008	42,737	22,233
Core deposit and other intangibles	24,180	25,199	11,038
Other assets	62,252	64,296	22,603
Total assets	$5,141,929	$5,136,313	$4,046,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,002,662	$981,963	$757,777
Interest-bearing	3,216,694	3,316,397	2,598,860
Total deposits	4,219,356	4,298,360	3,356,637
Federal funds purchased and securities sold under agreements to repurchase	328,701	238,621	235,412
Other borrowings	54,638	54,897	46,397
Other liabilities	25,023	36,886	21,390
Total liabilities	4,627,718	4,628,764	3,659,836
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 17,017,904, 16,937,464, and 14,052,177 shares issued and outstanding	42,545	42,344	35,130
Surplus	329,636	328,843	233,422
Retained earnings	143,573	135,986	120,837
Accumulated other comprehensive income (loss)	(1,543)	376	(2,882)
Total shareholders’ equity	514,211	507,549	386,507
Total liabilities and shareholders’ equity	$5,141,929	$5,136,313	$4,046,343

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans, including fees	$52,384	$39,777
Investment securities:
Taxable	2,161	2,036
Tax-exempt	1,206	195
Federal funds sold and securities purchased under agreements to resell	418	212
Total interest income	56,169	42,220
Interest expense:
Deposits	1,559	2,494
Federal funds purchased and securities sold under agreements to repurchase	136	126
Other borrowings	673	562
Total interest expense	2,368	3,182
Net interest income	53,801	39,038
Provision for loan losses	1,060	2,723
Net interest income after provision for loan losses	52,741	36,315
Noninterest income:
Service charges on deposit accounts	5,761	5,447
Bankcard services income	3,893	3,320
Mortgage banking income	3,395	1,830
Trust and investment services income	2,314	1,397
Amortization of FDIC indemnification assets, net	(7,171)	(3,233)
Other	1,331	712
Total noninterest income	9,523	9,473
Noninterest expense:
Salaries and employee benefits	23,252	18,048
Information services expense	3,192	2,468
OREO expense and loan related	3,102	2,716
Net occupancy expense	2,932	2,248
Furniture and equipment expense	2,572	2,239
Merger and conversion related expense	1,963	96
FDIC assessment and other regulatory charges	1,224	1,037
Bankcard expense	1,164	902
Amortization of intangibles	1,034	500
Advertising and marketing	842	757
Professional fees	691	633
Other	4,473	3,575
Total noninterest expense	46,441	35,219
Earnings:
Income before provision for income taxes	15,823	10,569
Provision for income taxes	5,174	3,541
Net income	$10,649	$7,028
Earnings per common share:
Basic	$0.64	$0.51
Diluted	$0.63	$0.50
Dividends per common share	$0.18	$0.17
Weighted-average common shares outstanding:
Basic	16,769	13,883
Diluted	16,936	13,951

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$10,649	$7,028
Other comprehensive income (loss):
Unrealized losses on securities:
Unrealized holding losses arising during period	(3,203)	(326)
Tax effect	1,221	124
Net of tax amount	(1,982)	(202)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains arising during period	29	41
Tax effect	(11)	(19)
Reclassification adjustment for amounts included in interest expense	73	71
Tax effect	(28)	(24)
Net of tax amount	63	69
Other comprehensive loss, net of tax	(1,919)	(133)
Comprehensive income	$8,730	$6,895

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2013 and 2012

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income (loss):
Net income	—	—	—	—	—	7,028	—	7,028
Other comprehensive loss, net of tax	—	—	—	—	—	—	(133)	(133)
Total comprehensive income								6,895
Cash dividends declared at $.17 per share	—	—	—	—	—	(2,389)	—	(2,389)
Stock options exercised	—	—	606	1	11	—	—	12
Restricted stock awards	—	—	19,314	48	(48)	—	—	—
Common stock repurchased	—	—	(7,165)	(18)	(201)	—	—	(219)
Share-based compensation expense	—	—	—	—	428	—	—	428
Balance, March 31, 2012	—	$—	14,052,177	$35,130	$233,422	$120,837	$(2,882)	$386,507

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income (loss):
Net income	—	—	—	—	—	10,649	—	10,649
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,919)	(1,919)
Total comprehensive income								8,730
Cash dividends declared at $.18 per share	—	—	—	—	—	(3,062)	—	(3,062)
Stock options exercised	—	—	18,211	45	471	—	—	516
Restricted stock awards	—	—	68,308	171	(171)	—	—	—
Common stock repurchased	—	—	(6,079)	(15)	(290)	—	—	(305)
Share-based compensation expense	—	—	—	—	783	—	—	783
Balance, March 31, 2013	—	$—	17,017,904	$42,545	$329,636	$143,573	$(1,543)	$514,211

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,649	$7,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,500	2,754
Provision for loan losses	1,060	2,723
Deferred income taxes	2,212	110
Gains on OREO sales	(2,582)	(2,317)
Share-based compensation expense	783	428
Loss on disposal of premises and equipment	5	1
Amortization of FDIC indemnification asset	7,171	3,233
Accretion on acquired loans	(23,370)	(9,110)
Net amortization of investment securities	1,246	572
OREO write downs	2,570	8,876
Net change in:
Loans held for sale	14,830	11,103
Accrued interest receivable	(2,480)	2,274
Prepaid assets	(949)	546
FDIC loss share receivable	14,660	28,088
Accrued interest payable	(585)	(566)
Accrued income taxes	5,379	(1,268)
Miscellaneous assets and liabilities	(11,726)	(8,398)
Net cash provided by operating activities	22,373	46,077
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	843	—
Proceeds from maturities and calls of investment securities available for sale	56,888	16,066
Proceeds from sales of other investment securities	1,963	—
Purchases of investment securities available for sale	(37,283)	(50,357)
Net decrease in customer loans	54,021	51,321
Purchases of premises and equipment	(2,936)	(2,114)
Proceeds from sale of premises and equipment	—	10
Proceeds from sale of OREO	11,356	16,536
Net cash provided by investing activities	84,852	31,462
Cash flows from financing activities:
Net increase (decrease) in deposits	(79,004)	102,164
Net increase in federal funds purchased and securities sold under agreements to repurchase	90,080	54,976
Repayment of other borrowings	(311)	(286)
Common stock repurchased	(305)	(219)
Dividends paid on common stock	(3,062)	(2,389)
Stock options exercised	516	12
Net cash provided by financing activities	7,914	154,258
Net increase in cash and cash equivalents	115,139	231,797
Cash and cash equivalents at beginning of period	380,730	171,425
Cash and cash equivalents at end of period	$495,869	$403,222

Supplemental Disclosures:
Cash paid for:
Interest	$2,811	$3,749
Income taxes	$564	$4,799

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $6,186 and $14,491, respectively; and non-covered of $10,542 and $7,569, respectively)	$16,728	$22,060

The Accompanying Notes are an Integral Part of the Financial Statements.

SCBT Financial Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s (“SCBT” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to “SCBT,” the “Company” “we,” “us,” “our” or similar references mean SCBT Financial Corporation and its consolidated subsidiaries.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The ASU amends Topic 220 to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The ASU amends ASU 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”). ASU 2012-06 amends Subtopic 805-20 to require subsequent measurement of an indemnification asset to be on the same basis as the indemnified asset or liability, subject to any contractual limitations on its amount and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectability of the indemnification asset. ASU 2012-06 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

Note 4 — Mergers and Acquisitions

First Financial Holdings, Inc. Acquisition

On February 19, 2013, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with First Financial Holdings, Inc. (“First Financial”), a bank holding company headquartered in Charleston, South Carolina.  First Federal Bank (“First Federal”) is a wholly-owned bank subsidiary of First Financial.  Other First Financial subsidiaries include First Southeast 401(k) Fiduciaries, Inc., a registered investment advisor, and First Southeast Investor Services, Inc., a registered broker-dealer.  At March 31, 2013, First Financial reported $3.2 billion in total assets, $2.4 billion in loans and $2.6 billion in deposits.  First Federal has a total of 66 branches that serve individuals and businesses throughout coastal South Carolina, Florence and Greenville, South Carolina and Wilmington, North Carolina.  Pursuant to the terms of the Agreement, First Financial will merge with and into SCBT Financial Corporation, with SCBT Financial Corporation as the surviving entity in the merger.  In addition, First Federal will merge with and into the Company’s bank subsidiary, SCBT (“SCBT Bank” or the “Bank”), with the Bank as the surviving entity.  The other subsidiaries of First Financial are expected to become subsidiaries of SCBT Financial Corporation.

Under the terms of the Agreement, First Financial common shareholders will receive aggregate consideration of approximately 7,002,384 shares of SCBT common stock.   The common stock consideration is based upon a fixed exchange ratio of 0.4237 shares of SCBT common stock for each of the outstanding shares of FFCH common stock, and each outstanding share of First Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("First Financial Preferred Stock"), will be converted into the right to receive one share of preferred stock of SCBT, to be designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the First Financial Preferred Stock.

The transaction is subject to regulatory approvals, the affirmative vote of both SCBT Financial Corporation’s and First Financial’s shareholders, and other customary closing conditions.  The transaction is expected to close during the third quarter of 2013.

The Savannah Bancorp, Inc. Acquisition

On December 13, 2012, the Company acquired all of the outstanding common stock of The Savannah Bancorp, Inc. (“Savannah”), a bank holding company based in Savannah, Georgia, in a stock transaction.  Savannah common shareholders received 0.2503 shares of the Company’s common stock in exchange for each share of Savannah stock, resulting in the Company issuing 1,802,137 common shares.  In total, the purchase price was $68.9 million including the value of “in the money” outstanding stock options totaling $63,000.

The Savannah transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

Note 4 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of December 13, 2012, as recorded by Savannah on the acquisition date and initial and subsequent fair value adjustments.

				Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	Savannah	Adjustments		Adjustments		by SCBT
Assets
Cash and cash equivalents	$86,244	$—		$—		$86,244
Investment securities	75,460	(1,288	)(a)	31	(a)	74,203
Loans	660,555	(59,196	)(b)	—		601,359
Premises and equipment	12,555	(1,843	)(c)	(264	)(c)	10,448
Intangible assets	3,357	9,546	(d)	15	(d)	12,918
Other real estate owned and repossessed assets	13,934	(5,315	)(e)	264	(e)	8,883
Bank owned life insurance	6,705	—		—		6,705
Deferred tax asset	(790)	39,143	(f)	(128	)(f)	38,225
Other assets	8,497	(2,348	)(g)	—		6,149
Total assets	$866,517	$(21,301)		$(82)		$845,134

Liabilities
Deposits:
Noninterest-bearing	$129,902	$—		$—		$129,902
Interest-bearing	619,198	2,530	(h)	—		621,728
Total deposits	749,100	2,530		—		751,630
Federal funds purchased and securities sold under agreements to repurchase	13,491	—		—		13,491
Other borrowings	30,613	(232	)(i)	—		30,381
Other liabilities	8,026	6,657	(j)	(311	)(j)	14,372
Total liabilities	801,230	8,955		(311)		809,874
Net identifiable assets acquired over (under) liabilities assumed	65,287	(30,256)		229		35,260
Goodwill	—	33,886		(229)		33,657
Net assets acquired over liabilities assumed	$65,287	$3,630		$—		$68,917

Consideration:
SCBT Financial Corporation common shares issued	1,802,137
Purchase price per share of the Company’s common stock	$38.20
Company common stock issued and cash exchanged for fractional shares	68,854
Cash paid for stock options outstanding	63
Fair value of total consideration transferred	$68,917

Explanation of fair value adjustments

(a)—Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.

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

(f) —Adjustment to record deferred tax asset related to fair value adjustments at 35.8% income tax rate.

(g)—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)— Adjustment reflects the prepayment fee paid when FHLB advances were completely paid off in December of 2012 and the fair value adjustment based on the Company’s evaluation of the junior subordinated debt.

(j)— Adjustment reflects the incremental accrual for employee related benefits, asset sale termination fee and other liabilities.

Note 4 — Mergers and Acquisitions (Continued)

Peoples Bancorporation, Inc. Acquisition

On April 24, 2012, the Company acquired all of the outstanding common stock of Peoples Bancorporation, Inc. (“Peoples”), a bank holding company based in Easley, South Carolina, in a stock transaction.  Peoples common shareholders received 0.1413 shares of the Company’s common stock in exchange for each share of Peoples stock, resulting in the Company issuing 1,002,741 common shares at a fair value of $31.1 million.  Peoples’ preferred stock (including accrued and unpaid dividend) issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) were purchased by the Company for $13.4 million and retired as part of the merger transaction.  In total, the purchase price was $44.5 million including the value of “in the money” outstanding stock options totaling $96,000.

The Peoples transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at fair value on the acquisition date.

The following table presents the assets acquired and liabilities assumed as of April 24, 2012, as recorded by Peoples on the acquisition date and initial and subsequent fair value adjustments.

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	Peoples	Adjustments		Adjustments		by SCBT
Assets
Cash and cash equivalents	$24,459	$—		$—		$24,459
Investment securities	176,334	(442	)(a)	—		175,892
Loans	262,858	(28,613	)(b)	—		234,245
Premises and equipment	10,094	3,202	(c)	—		13,296
Intangible assets	—	2,930	(d)	—		2,930
Other real estate owned and repossessed assets	13,257	(5,153	)(e)	—		8,104
Deferred tax asset	4,702	11,766	(f)	64	(f)	16,532
Other assets	17,588	(883	)(g)	—		16,705
Total assets	$509,292	$(17,193)		$64		$492,163

Liabilities
Deposits:
Noninterest-bearing	$54,884	$—		$—		$54,884
Interest-bearing	378,781	1,405	(h)	—		380,186
Total deposits	433,665	1,405		—		435,070
Other borrowings	9,542	—		—		9,542
Other liabilities	4,291	2,475	(i)	178	(i)	6,944
Total liabilities	447,498	3,880		178		451,556
Net identifiable assets acquired over (under) liabilities assumed	61,794	(21,073)		(114)		40,607
Goodwill	—	3,828		114		3,942
Net assets acquired over (under) liabilities assumed	$61,794	$(17,245)		$—		$44,549

Consideration:
SCBT Financial Corporation common shares issued	1,002,741
Purchase price per share of the Company’s common stock	$31.06
Company common stock issued and cash exchanged for fractional shares	31,160
Cash paid for stock options outstanding	96
Cash paid for TARP preferred stock	13,293
Fair value of total consideration transferred	$44,549

Explanation of fair value adjustments

(a)—Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.

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

(f) —Adjustment to record deferred tax asset related to fair value adjustments at 35.8% income tax rate.

Note 4 — Mergers and Acquisitions (Continued)

(g)—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2013:
State and municipal obligations	$14,598	$957	$—	$15,555

December 31, 2012:
State and municipal obligations	$15,440	$1,113	$—	$16,553

March 31, 2012:
State and municipal obligations	$16,568	$1,096	$—	$17,664

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2013:
Government-sponsored entities debt *	$71,408	$515	$(121)	$71,802
State and municipal obligations	144,979	4,308	(391)	148,896
Mortgage-backed securities **	283,348	6,585	(191)	289,742
Corporate stocks	241	172	(1)	412
	$499,976	$11,580	$(704)	$510,852
December 31, 2012:
Government-sponsored entities debt *	$87,584	$965	$(31)	$88,518
State and municipal obligations	147,201	5,647	(49)	152,799
Mortgage-backed securities **	285,800	7,489	(102)	293,187
Corporate stocks	241	139	(1)	379
	$520,826	$14,240	$(183)	$534,883
March 31, 2012:
Government-sponsored entities debt *	$65,505	$985	$(112)	$66,378
State and municipal obligations	39,099	2,942	(33)	42,008
Mortgage-backed securities **	208,564	5,301	(56)	213,809
Corporate stocks	240	154	(1)	393
	$313,408	$9,382	$(202)	$322,588

* - Government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2013:
Federal Home Loan Bank stock	$6,163	$—	$—	$6,163
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$7,805	$—	$—	$7,805
December 31, 2012:
Federal Home Loan Bank stock	$8,126	$—	$—	$8,126
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,768	$—	$—	$9,768
March 31, 2012:
Federal Reserve Bank stock	$7,028	$—	$—	$7,028
Federal Home Loan Bank stock	9,932	—	—	9,932
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$18,292	$—	$—	$18,292

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of March 31, 2013 and ultimate recoverability of the par value of these investments is probable.

Note 5 — Investment Securities (Continued)

Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT.  In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012, with no gain or loss.

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,924	$1,955	$3,946	$3,981
Due after one year through five years	345	369	13,669	14,011
Due after five years through ten years	8,927	9,523	111,773	114,088
Due after ten years	3,402	3,708	370,588	378,772
	$14,598	$15,555	$499,976	$510,852

Note 5 — Investment Securities (Continued)

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2013, December 31, 2012 and March 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2013:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$121	$27,852	$—	$—
State and municipal obligations	391	27,502	—	—
Mortgage-backed securities	191	26,765	—	—
Corporate Stocks	1	9	—	—
	$704	$82,128	$—	$—

December 31, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$31	$4,963	$—	$—
State and municipal obligations	49	9,602	—	—
Mortgage-backed securities	102	13,709	—	—
Corporate stocks	1	9	—	—
	$183	$28,283	$—	$—

March 31, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$112	$15,516	$—	$—
State and municipal obligations	18	381	15	486
Mortgage-backed securities	56	8,367	—	—
Corporate stocks	—	—	1	9
	$186	$24,264	$16	$495

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$273,488	$273,420	$294,865
Commercial non-owner occupied	298,707	290,071	284,044
Total commercial non-owner occupied real estate	572,195	563,491	578,909
Consumer real estate:
Consumer owner occupied	443,134	434,503	407,697
Home equity loans	249,356	255,284	258,054
Total consumer real estate	692,490	689,787	665,751
Commercial owner occupied real estate	796,139	784,152	744,441
Commercial and industrial	291,308	279,763	216,083
Other income producing property	131,776	133,713	130,177
Consumer	93,997	86,934	85,350
Other loans	26,393	33,163	16,603
Total non-acquired loans	2,604,298	2,571,003	2,437,314
Less allowance for loan losses	(41,669)	(44,378)	(47,607)
Non-acquired loans, net	$2,562,629	$2,526,625	$2,389,707

Note 6 — Loans and Allowance for Loan Losses (Continued)

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The majority of the acquired loans are accounted for in accordance with FASB ASC Topic 310-30.

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
March 31, 2013:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$19,433	$28,677	$48,110
Commercial real estate	17,648	35,324	52,972
Commercial real estate—construction and development	11,690	15,967	27,657
Residential real estate	37,091	60,681	97,772
Consumer	776	3,069	3,845
Commercial and industrial	7,682	14,296	21,978
Single pay	4,560	172	4,732
Total covered loans	$98,880	$158,186	$257,066
Non-covered loans:
Commercial real estate	49,391	244,875	294,266
Commercial real estate—construction and development	27,431	54,971	82,402
Residential real estate	39,027	199,231	238,258
Consumer	1,416	7,907	9,323
Commercial and industrial	2,884	40,822	43,706
Total non-covered loans	120,149	547,806	667,955
Total FASB ASC Topic 310-30 acquired loans	219,029	705,992	925,021
Total FASB ASC Topic 310-20 acquired loans (non-covered)	—	70,234	70,234
Total acquired loans	219,029	776,226	995,255
Less allowance for loan losses	(26,302)	(4,975)	(31,277)
Acquired loans, net	$192,727	$771,251	$963,978

December 31, 2012:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$19,483	$30,201	$49,684
Commercial real estate	22,946	40,016	62,962
Commercial real estate—construction and development	15,107	17,468	32,575
Residential real estate	39,050	65,761	104,811
Consumer	948	3,376	4,324
Commercial and industrial	8,281	15,319	23,600
Single pay	4,599	173	4,772
Total covered loans	$110,414	$172,314	$282,728
Non-covered loans:
Commercial real estate	53,259	256,703	309,962
Commercial real estate—construction and development	32,975	64,901	97,876
Residential real estate	40,585	209,731	250,316
Consumer	1,672	9,689	11,361
Commercial and industrial	3,064	46,220	49,284
Total non-covered loans	131,555	587,244	718,799
Total FASB ASC Topic 310-30 acquired loans	241,969	759,558	1,001,527
Total FASB ASC Topic 310-20 acquired loans (non-covered)	—	73,215	73,215
Total acquired loans	241,969	832,773	1,074,742
Less allowance for loan losses	(24,988)	(7,144)	(32,132)
Acquired loans, net	$216,981	$825,629	$1,042,610

Note 6 — Loans and Allowance for Loan Losses (Continued)

(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
March 31, 2012:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$21,956	$34,360	$56,316
Commercial real estate	35,202	64,632	99,834
Commercial real estate—construction and development	24,513	19,743	44,256
Residential real estate	50,816	77,394	128,210
Consumer	2,057	4,088	6,145
Commercial and industrial	8,570	14,320	22,890
Single pay	5,226	174	5,400
Total covered loans	$148,340	$214,711	$363,051
Non-covered loans:
Commercial real estate	353	610	963
Commercial real estate—construction and development	22	61	83
Residential real estate	342	637	979
Consumer	2,170	268	2,438
Commercial and industrial	75	1,555	1,630
Total non-covered loans	2,962	3,131	6,093
Total FASB ASC Topic 310-30 acquired loans	151,302	217,842	369,144
Less allowance for loan losses	(25,712)	(8,643)	(34,355)
Acquired loans, net	$125,590	$209,199	$334,789

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired loans (impaired and non-impaired) as of March 31, 2013, December 31, 2012, and March 31, 2012 are as follows:

	FASB ASC Topic 310-30 Loans
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
March 31, 2013:
Contractual principal and interest	$336,815	$846,617	$1,183,432
Non-accretable difference	(68,127)	(40,763)	(108,890)
Cash flows expected to be collected	268,688	805,854	1,074,542
Accretable yield	(49,659)	(99,862)	(149,521)
Carrying value	$219,029	$705,992	$925,021
Allowance for acquired loan losses	$(26,302)	$(4,975)	$(31,277)

December 31, 2012:
Contractual principal and interest	$376,894	$926,153	$1,303,047
Non-accretable difference	(86,514)	(54,157)	(140,671)
Cash flows expected to be collected	290,380	871,996	1,162,376
Accretable yield	(48,411)	(112,438)	(160,849)
Carrying value	$241,969	$759,558	$1,001,527
Allowance for acquired loan losses	$(24,988)	$(7,144)	$(32,132)

March 31, 2012:
Contractual principal and interest	$282,499	$329,796	$612,295
Non-accretable difference	(100,477)	(56,524)	(157,001)
Cash flows expected to be collected	182,022	273,272	455,294
Accretable yield	(30,720)	(55,430)	(86,150)
Carrying value	$151,302	$217,842	$369,144
Allowance for acquired loan losses	$(25,712)	$(8,643)	$(34,355)

The table above excludes $70.2 million ($75.2 million in contractual principal less a $4.9 million discount) in acquired loans at carrying value as of March 31, 2013 accounted for under FASB ASC Topic 310-20.  The table above excludes $73.2 million ($78.5 million in contractual principal less a $5.3 million discount) in acquired loans at carrying value as of December 31, 2012 accounted for under FASB ASC Topic 310-20.

Note 6 — Loans and Allowance for Loan Losses (Continued)

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

The unpaid principal balance for acquired loans was $1.2 billion, $1.3 billion, and $540.4 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The following are changes in the carrying value of acquired loans during the three months ended March 31, 2013 and 2012:

	FASB ASC Topic 310-30 Loans
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Balance, December 31, 2012	$216,981	$752,414	$969,395
Net reductions for payments, foreclosures, and accretion	(22,940)	(53,566)	(76,506)
Change in the allowance for loan losses on acquired loans	(1,314)	2,169	855
Balance, March 31, 2013, net of allowance for loan losses on acquired loans	$192,727	$701,017	$893,744

Balance, December 31, 2011	$146,955	$223,626	$370,581
Net reductions for payments, foreclosures, and accretion	(19,528)	(13,529)	(33,057)
Change in the allowance for loan losses on acquired loans	(1,837)	(898)	(2,735)
Balance, March 30, 2012, net of allowance for loan losses on acquired loans	$125,590	$209,199	$334,789

The following are changes in the carrying amount of accretable difference for acquired impaired and non-impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Beginning at beginning of period	$160,849	$94,600
Interest income	(21,712)	(9,110)
Reclass of nonaccretable difference due to improvement in expected cash flows	13,812	8,270
Other changes, net	(3,428)	(7,610)
Balance at end of period	$149,521	$86,150

On December 13, 2006, the FDIC, Federal Reserve, OCC, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance.  Our loan loss policy adheres to the interagency guidance.

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

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.  Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable yield and recognized as interest income prospectively.  Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.  Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss.  The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $500,000 and the probability of default that is determined based upon historical data at the loan level.  Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools.  In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool.  Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.  (For further discussion of the Company’s allowance for loan losses on acquired loans, see “Business Combinations and method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012.)

An aggregated analysis of the changes in allowance for loan losses is as follows:

(Dollars in thousands)	Non-acquired Loans	Acquired Loans	Total
Three months ended March 31, 2013:
Balance at beginning of period	$44,378	$32,132	$76,510
Loans charged-off	(4,607)	—	(4,607)
Recoveries of loans previously charged off	1,045	—	1,045
Net charge-offs	(3,562)	—	(3,562)
Provision for loan losses	853	(855)	(2)
Benefit attributable to FDIC loss share agreements	—	1,062	1,062
Total provision for loan losses charged to operations	853	207	1,060
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,062)	(1,062)
Balance at end of period	$41,669	$31,277	$72,946

Three months ended March 31, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(5,698)	—	(5,698)
Recoveries of loans previously charged off	1,640	—	1,640
Net charge-offs	(4,058)	—	(4,058)
Provision for loan losses	2,298	2,735	5,033
Benefit attributable to FDIC loss share agreements	—	(2,310)	(2,310)
Total provision for loan losses charged to operations	2,298	425	2,723
Provision for loan losses recorded through the FDIC loss share receivable	—	2,310	2,310
Balance at end of period	$47,607	$34,355	$81,962

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
Three months ended March 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(2,197)	—	(695)	(150)	(197)	(324)	(339)	(705)	—	(4,607)
Recoveries	258	254	10	89	72	99	9	254	—	1,045
Provision	339	96	150	16	35	71	42	104	—	853
Balance, March 31, 2013	$9,236	$5,271	$8,208	$6,523	$3,536	$4,785	$3,459	$434	$217	$41,669

Loans individually evaluated for impairment	$1,027	$2,059	$623	$200	$—	$84	$809	$—	$—	$4,802
Loans collectively evaluated for impairment	$8,209	$3,212	$7,585	$6,323	$3,536	$4,701	$2,650	$434	$217	$36,867

Loans:
Loans individually evaluated for impairment	$12,057	$4,861	$17,629	$1,177	$—	$1,934	$4,040	$—	$—	$41,698
Loans collectively evaluated for impairment	261,431	293,846	778,510	441,957	249,356	289,374	127,736	93,997	26,393	2,562,600

Total non-acquired loans	$273,488	$298,707	$796,139	$443,134	$249,356	$291,308	$131,776	$93,997	$26,393	$2,604,298

Three months ended March 31, 2012:
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(1,010)	(1,002)	(1,495)	(446)	(500)	(330)	(455)	(409)	(51)	(5,698)
Recoveries	780	16	1	12	181	110	273	256	11	1,640
Provision	455	539	409	548	83	69	63	83	49	2,298
Balance, March 31, 2012	$12,598	$5,662	$9,271	$7,567	$4,033	$3,750	$3,517	$1,075	$134	$47,607

Loans individually evaluated for impairment	$2,052	$528	$294	$644	$—	$—	$322	$—	$—	$3,840
Loans collectively evaluated for impairment	$10,546	$5,134	$8,977	$6,923	$4,033	$3,750	$3,195	$1,075	$134	$43,767

Loans:
Loans individually evaluated for impairment	$22,641	$8,017	$16,895	$4,004	$—	$884	$4,686	$—	$—	$57,127
Loans collectively evaluated for impairment	272,224	276,027	727,546	403,693	258,054	215,199	125,491	85,350	16,603	2,380,187

Total non-acquired loans	$294,865	$284,044	$744,441	$407,697	$258,054	$216,083	$130,177	$85,350	$16,603	$2,437,314

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans:

(Dollars in thousands)	Commercial Loans Greater Than or Equal to $1 Million-CBT	Commercial Real Estate	Commercial Real Estate- Construction and Development	Residential Real Estate	Consumer	Commercial and Industrial	Single Pay	FASB ASC Topic 310-20 Loans	Total
Three months ended March 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$15,408	$1,517	$1,628	$4,616	$96	$4,305	$4,562	$—	$32,132
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(452)	(675)	856	(55)	(7)	(522)	—	—	(855)
Benefit attributable to FDIC loss share agreements	429	526	(686)	290	7	496	—	—	1,062
Total provision for loan losses charged to operations	(23)	(149)	170	235	—	(26)	—	—	207
Provision for loan losses recorded through the FDIC loss share receivable	(429)	(526)	686	(290)	(7)	(496)	—	—	(1,062)
Balance, March 31, 2013	$14,956	$842	$2,484	$4,561	$89	$3,783	$4,562	$—	$31,277
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$14,956	$842	$2,484	$4,561	$89	$3,783	$4,562	$—	$31,277

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	48,110	347,238	110,059	336,030	13,168	65,684	4,732	70,234	995,255
Total acquired loans	$48,110	$347,238	$110,059	$336,030	$13,168	$65,684	$4,732	$70,234	$995,255

Three months ended March 31, 2012:
Allowance for loan losses:
Balance, December 31, 2011	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$—	$31,620
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	145	73	2,057	(1,136)	10	19	1,567	—	2,735
Benefit attributable to FDIC loss share agreements	(138)	(69)	(1,666)	1,079	(9)	(18)	(1,489)	—	(2,310)
Total provision for loan losses charged to operations	7	4	391	(57)	1	1	78	—	425
Provision for loan losses recorded through the FDIC loss share receivable	138	69	1,666	(1,079)	9	18	1,489	—	2,310
Balance, March 31, 2012	$16,851	$1,391	$2,057	$4,335	$10	$4,583	$5,128	$—	$34,355
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$16,851	$1,391	$2,057	$4,335	$10	$4,583	$5,128	$—	$34,355

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	56,316	100,797	44,339	129,189	8,583	24,520	5,400	—	369,144
Total acquired loans	$56,316	$100,797	$44,339	$129,189	$8,583	$24,520	$5,400	$—	$369,144

*—The carrying value of FASB ASC Topic 310-30 acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$221,162	$215,793	$219,893	$242,738	$232,714	$223,277	$735,463	$716,578	$666,023
Special mention	29,006	31,670	33,009	36,901	38,473	39,576	28,262	31,800	33,166
Substandard	23,320	25,957	41,963	19,068	18,884	21,191	32,414	35,774	45,252
Doubtful	—	—	—	—	—	—	—	—	—
	$273,488	$273,420	$294,865	$298,707	$290,071	$284,044	$796,139	$784,152	$744,441

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$270,759	$265,148	$199,147	$112,843	$114,809	$110,120	$1,582,965	$1,545,042	$1,418,460
Special mention	11,400	8,626	10,964	9,596	9,324	9,151	115,165	119,893	125,866
Substandard	9,149	5,989	5,972	9,337	9,580	10,906	93,288	96,184	125,284
Doubtful	—	—	—	—	—	—	—	—	—
	$291,308	$279,763	$216,083	$131,776	$133,713	$130,177	$1,791,418	$1,761,119	$1,669,610

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$397,998	$388,822	$359,701	$235,428	$241,184	$240,251	$92,698	$85,517	$84,223
Special mention	23,410	24,515	24,079	8,150	7,837	11,357	869	897	703
Substandard	21,148	21,166	23,917	5,754	6,239	6,446	430	519	424
Doubtful	578	—	—	24	24	—	—	1	—
	$443,134	$434,503	$407,697	$249,356	$255,284	$258,054	$93,997	$86,934	$85,350

	Other			Consumer Total
	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$26,393	$33,163	$16,603	$752,517	$748,686	$700,778
Special mention	—	—	—	32,429	33,249	36,139
Substandard	—	—	—	27,332	27,924	30,787
Doubtful	—	—	—	602	25	—
	$26,393	$33,163	$16,603	$812,880	$809,884	$767,704

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$2,335,482	$2,293,728	$2,119,238
Special mention	147,594	153,142	162,005
Substandard	120,620	124,108	156,071
Doubtful	602	25	—
	$2,604,298	$2,571,003	$2,437,314

At March 31, 2013, the aggregate amount of non-acquired substandard and doubtful loans totaled $121.2 million. When these loans are combined with non-acquired OREO of $19.7 million, our non-acquired classified assets (as defined by the state of South Carolina and the FDIC, our primary federal regulators) were $140.9 million. At December 31, 2012, the amounts were $124.1 million, $19.1 million, and $143.2 million, respectively. At March 31, 2012, the amounts were $156.1 million, $21.4 million, and $177.5 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of covered acquired loans, net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 21):

	Commercial Loans Greater Than or Equal to $1 million-CBT			Commercial Real Estate			Commercial Real Estate— Construction and Development
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$14,505	$14,355	$15,947	$21,208	$22,687	$31,213	$7,042	$7,134	$9,168
Special mention	3,476	3,470	4,665	10,078	10,609	21,412	2,702	3,474	7,079
Substandard	30,129	31,859	35,704	21,539	29,501	46,774	17,168	21,154	25,331
Doubtful	—	—	—	147	165	435	745	813	2,678
	$48,110	$49,684	$56,316	$52,972	$62,962	$99,834	$27,657	$32,575	$44,256

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$37,403	$41,907	$48,349	$1,912	$2,215	$2,797	$7,710	$8,073	$6,552
Special mention	18,984	20,915	25,117	536	574	764	3,816	3,744	4,529
Substandard	40,990	41,963	51,572	1,397	1,534	2,317	10,422	11,753	11,242
Doubtful	395	26	3,172	—	1	267	30	30	567
	$97,772	$104,811	$128,210	$3,845	$4,324	$6,145	$21,978	$23,600	$22,890

	Single Pay
	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$60	$57	$730
Special mention	51	52	56
Substandard	4,621	4,663	4,614
Doubtful	—	—	—
	$4,732	$4,772	$5,400

The following table presents the credit risk profile by risk grade of non-covered acquired loans, net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 21):

	Commercial Real Estate			Commercial Real Estate— Construction and Development			Residential Real Estate
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$162,681	$274,721	$923	$30,563	$80,008	$79	$147,347	$213,069	$766
Special mention	51,828	11,670	40	16,293	4,268	—	32,752	17,324	—
Substandard	79,757	23,571	—	35,398	13,600	4	58,074	19,923	213
Doubtful	—	—	—	148	—	—	85	—	—
	$294,266	$309,962	$963	$82,402	$97,876	$83	$238,258	$250,316	$979

	Consumer			Commercial & Industrial			FASB ASC Topic 310-20 Loans
	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Pass	$8,302	$10,712	$1,920	$32,419	$45,973	$1,027	$52,840	$71,174	$—
Special mention	398	209	160	6,940	1,549	515	10,877	574	—
Substandard	623	440	358	4,347	1,762	88	6,517	1,467	—
Doubtful	—	—	—	—	—	—	—	—	—
	$9,323	$11,361	$2,438	$43,706	$49,284	$1,630	$70,234	$73,215	$—

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
March 31, 2013
Commercial real estate:
Construction and land development	$121	$176	$7,609	$7,906	$265,582	$273,488
Commercial non-owner occupied	699	85	4,236	5,020	293,687	298,707
Commercial owner occupied	2,138	1,482	7,708	11,328	784,811	796,139
Consumer real estate:
Consumer owner occupied	1,631	516	3,425	5,572	437,562	443,134
Home equity loans	1,035	66	354	1,455	247,901	249,356
Commercial and industrial	302	970	703	1,975	289,333	291,308
Other income producing property	907	9	2,351	3,267	128,509	131,776
Consumer	384	12	66	462	93,535	93,997
Other loans	56	22	24	102	26,291	26,393
	$7,273	$3,338	$26,476	$37,087	$2,567,211	$2,604,298

December 31, 2012
Commercial real estate:
Construction and land development	$812	$701	$10,435	$11,948	$261,472	$273,420
Commercial non-owner occupied	1,013	572	3,605	5,190	284,881	290,071
Commercial owner occupied	1,141	40	9,827	11,008	773,144	784,152
Consumer real estate:
Consumer owner occupied	1,433	241	4,045	5,719	428,784	434,503
Home equity loans	735	170	395	1,300	253,984	255,284
Commercial and industrial	1,187	513	549	2,249	277,514	279,763
Other income producing property	322	278	3,253	3,853	129,860	133,713
Consumer	364	151	112	627	86,307	86,934
Other loans	49	41	36	126	33,037	33,163
	$7,056	$2,707	$32,257	$42,020	$2,528,983	$2,571,003

March 31, 2012
Commercial real estate:
Construction and land development	$2,192	$866	$17,237	$20,295	$274,570	$294,865
Commercial non-owner occupied	166	359	5,615	6,140	277,904	284,044
Commercial owner occupied	1,126	403	13,730	15,259	729,182	744,441
Consumer real estate:
Consumer owner occupied	1,850	178	4,838	6,866	400,831	407,697
Home equity loans	485	392	644	1,521	256,533	258,054
Commercial and industrial	235	88	957	1,280	214,803	216,083
Other income producing property	636	236	3,910	4,782	125,395	130,177
Consumer	299	59	81	439	84,911	85,350
Other loans	50	52	69	171	16,432	16,603
	$7,039	$2,633	$47,081	$56,753	$2,380,561	$2,437,314

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired loans:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
March 31, 2013
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$22,667	$22,667	$25,443	$48,110
Commercial real estate	2,675	737	7,089	10,501	42,471	52,972
Commercial real estate—construction and development	2,927	371	7,842	11,140	16,517	27,657
Residential real estate	2,831	878	9,254	12,963	84,809	97,772
Consumer	78	137	648	863	2,982	3,845
Commercial and industrial	280	515	3,987	4,782	17,196	21,978
Single pay	51	—	4,123	4,174	558	4,732
	8,842	2,638	55,610	67,090	189,976	257,066
Non-covered loans:
Commercial real estate	4,427	1,236	7,779	13,442	280,824	294,266
Commercial real estate—construction and development	4,779	1,025	5,533	11,337	71,065	82,402
Residential real estate	1,627	4,590	9,813	16,030	222,228	238,258
Consumer	84	39	23	146	9,177	9,323
Commercial and industrial	126	553	404	1,083	42,623	43,706
FASB ASC Topic 310-20 loans	453	741	400	1,594	68,640	70,234
	11,496	8,184	23,952	43,632	694,557	738,189
	$20,338	$10,822	$79,562	$110,722	$884,533	$995,255
December 31, 2012
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$922	$993	$22,471	$24,386	$25,298	$49,684
Commercial real estate	3,154	1,536	12,162	16,852	46,110	62,962
Commercial real estate—construction and development	1,381	220	11,615	13,216	19,359	32,575
Residential real estate	2,502	2,636	12,328	17,466	87,345	104,811
Consumer	67	19	687	773	3,551	4,324
Commercial and industrial	739	190	4,870	5,799	17,801	23,600
Single pay	1	3,256	62	3,319	1,453	4,772
	8,766	8,850	64,195	81,811	200,917	282,728
Non-covered loans:
Commercial real estate	2,712	770	5,326	8,808	301,154	309,962
Commercial real estate—construction and development	1,595	1,353	7,103	10,051	87,825	97,876
Residential real estate	5,109	2,193	5,987	13,289	237,027	250,316
Consumer	114	57	49	220	11,141	11,361
Commercial and industrial	529	97	277	903	48,381	49,284
FASB ASC Topic 310-20 loans	388	111	148	647	72,568	73,215
	10,447	4,581	18,890	33,918	758,096	792,014
	$19,213	$13,431	$83,085	$115,729	$959,013	$1,074,742
March 31, 2012
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$2,507	$1,639	$23,743	$27,889	$28,427	$56,316
Commercial real estate	882	382	19,893	21,157	78,677	99,834
Commercial real estate—construction and development	945	412	16,030	17,387	26,869	44,256
Residential real estate	3,961	1,535	13,427	18,923	109,287	128,210
Consumer	105	250	936	1,291	4,854	6,145
Commercial and industrial	554	355	5,057	5,966	16,924	22,890
Single pay	—	—	3,669	3,669	1,731	5,400
	8,954	4,573	82,755	96,282	266,769	363,051
Non-covered loans:
Commercial real estate	—	—	—	—	963	963
Commercial real estate—construction and development	—	—	—	—	83	83
Residential real estate	166	—	—	166	813	979
Consumer	63	30	76	169	2,269	2,438
Commercial and industrial	2	—	10	12	1,618	1,630
	231	30	86	347	5,746	6,093
	$9,185	$4,603	$82,841	$96,629	$272,515	$369,144

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired loans:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Gross Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2013
Commercial real estate:
Construction and land development	$22,813	$8,327	$3,730	$12,057	$1,027
Commercial non-owner occupied	7,832	2,675	2,186	4,861	2,059
Commercial owner occupied	21,450	13,138	4,491	17,629	623

Consumer real estate:
Consumer owner occupied	1,238	—	1,177	1,177	200
Home equity loans	—	—	—	—	—

Commercial and industrial	3,105	1,596	338	1,934	84
Other income producing property	4,700	1,308	2,732	4,040	809
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,138	$27,044	$14,654	$41,698	$4,802

December 31, 2012
Commercial real estate:
Construction and land development	$21,350	$8,659	$4,890	$13,549	$1,573
Commercial non-owner occupied	7,564	3,148	2,196	5,344	411
Commercial owner occupied	23,566	15,698	4,514	20,212	648

Consumer real estate:
Consumer owner occupied	2,040	—	1,954	1,954	213
Home equity loans	—	—	—	—	—

Commercial and industrial	2,595	464	1,319	1,783	1,030
Other income producing property	4,656	1,382	3,011	4,393	1,004
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,771	$29,351	$17,884	$47,235	$4,879

March 31, 2012
Commercial real estate:
Construction and land development	$29,648	$17,166	$5,819	$22,985	$2,044
Commercial non-owner occupied	10,637	5,731	2,086	7,817	528
Commercial owner occupied	20,841	12,308	4,442	16,750	275

Consumer real estate:
Consumer owner occupied	4,315	882	3,122	4,004	644
Home equity loans	—	—	—	—	—

Commercial and industrial	1,035	884	—	884	—
Other income producing property	5,784	2,290	2,397	4,687	349
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$72,260	$39,261	$17,866	$57,127	$3,840

Acquired loans are accounted for in pools as shown on page 21 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on non-acquired impaired loans:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Commercial real estate:
Construction and land development	$12,790	$18	$24,009	$17
Commercial non-owner occupied	5,168	1	10,362	—
Commercial owner occupied	18,038	48	17,888	44

Consumer real estate:
Consumer owner occupied	1,941	5	2,974	22
Home equity loans	—	—	—	—

Commercial and industrial	1,438	—	1,526	—
Other income producing property	4,237	8	3,514	13
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$43,612	$80	$60,273	$96

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial non-owner occupied real estate:
Construction and land development	$10,218	$11,961	$19,811
Commercial non-owner occupied	4,363	4,780	6,986
Total commercial non-owner occupied real estate	14,581	16,741	26,797
Consumer real estate:
Consumer owner occupied	8,200	8,025	7,316
Home equity loans	1,520	1,835	1,156
Total consumer real estate	9,720	9,860	8,472
Commercial owner occupied real estate	11,351	14,146	14,622
Commercial and industrial	2,133	2,152	1,561
Other income producing property	5,058	5,405	6,070
Consumer	102	83	214
Other loans	—	—	—
Restructured loans	13,636	13,151	12,121
Total loans on nonaccrual status	$56,581	$61,538	$69,857

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

The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	—	$—	$—	1	$165	$164
Commercial owner occupied	—	—	—	1	443	443
Consumer owner occupied	1	124	124	1	1,151	1,148
Total interest rate modifications	1	$124	$124	3	$1,759	$1,755

Term modification
Construction and land development	—	—	—	1	230	230
Commercial and industrial	1	696	338	—	—	—
Total term modifications	1	$696	$338	1	$230	$230

	2	$820	$462	4	$1,989	$1,985

At March 31, 2013, December 31, 2012, and March 31, 2012, the balance of accruing TDRs was $5.0 million, $6.3 million, and $6.1 million, respectively.

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of March 31, 2013 by type of concession:

	Paying Under Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest rate modification	4	$1,514	—	$—	—	$—
Term modification	4	5,388	—	—	—	—
	8	$6,902	—	$—	—	$—

The amount of specific reserve associated with non-acquired restructured loans was $1.2 million at March 31, 2013, none of which was related to the restructured loans that had subsequently defaulted.  The Company had no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2013.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$146,171	$262,651
Increase (decrease) in expected losses on loans	(1,062)	2,310
Additional losses on OREO	841	6,779
Reimbursable expenses	1,097	2,674
Amortization of discounts and premiums, net	(7,171)	(3,233)
Reimbursements from FDIC	(15,536)	(39,850)
Balance at end of period	$124,340	$231,331

The FDIC indemnification asset is measured separately from the related covered assets.  At March 31, 2013, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $47.3 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  Subsequent to March 31, 2013, the Company expects to receive $13.0 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to the BankMeridian acquisition.  This amount is determined each reporting period and at March 31, 2013, was estimated to be approximately $3.7 million at the end of the loss share agreement (in ten years).  The actual payment will be determined at the end of the loss sharing agreement term for each of the three FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT or Habersham Bank FDIC-assisted transactions as of March 31, 2013.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at March 31, 2013:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Additions	10,542	6,186	16,728
Write-downs	(1,599)	(971)	(2,570)
Sold	(4,745)	(5,228)	(9,973)
Balance, March 31, 2013	$36,446	$34,244	$70,690

The following is a summary of information pertaining to OREO at March 31, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Additions	7,569	14,491	22,060
Write-downs	(1,288)	(7,255)	(8,543)
Sold	(2,922)	(11,297)	(14,219)
Balance, March 31, 2012	$21,381	$61,788	$83,169

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At March 31, 2013, there were 403 properties included in OREO, with 172 uncovered and 231 covered by loss share agreement with the FDIC.  At March 31, 2012, there were 856 properties in OREO, with 92 uncovered and 764 covered by loss share agreement with the FDIC. The increase in uncovered OREO is primarily the result of the acquisition of Peoples and Savannah.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012

Certificates of deposit	$1,007,746	$1,062,842	$844,027
Interest-bearing demand deposits	1,847,689	1,911,673	1,473,986
Non-interest bearing demand deposits	1,002,662	981,963	757,777
Savings deposits	359,282	341,103	278,968
Other time deposits	1,977	779	1,879
Total deposits	$4,219,356	$4,298,360	$3,356,637

The aggregate amounts of time deposits in denominations of $100,000 or more at March 31, 2013, December 31, 2012, and March 31, 2012 were $433.4 million, $464.6 million and $362.4 million, respectively.  In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At March 31, 2013, December 31, 2012, and March 31, 2012, the Company had $136.0 million, $129.6 million, and $126.9 million in certificates of deposits greater than $250,000, respectively.  At March 31, 2013 and December 31, 2012, the Company had $4.8 million and $13.0 million in traditional, out-of-market brokered deposits.  The Company did not have brokered certificates of deposit at March 31, 2012.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2013.

The components of net periodic pension expense recognized during the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Interest cost	$(250)	$(258)
Expected return on plan assets	430	421
Recognized net actuarial loss	(301)	(267)
Net periodic pension expense	$(121)	$(104)

The Company contributed $300,000 to the pension plan for the three months ended March 31, 2013, and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.  The Company expensed $500,000 and $325,000 for the 401(k) plan during the three months ended March 31, 2013 and 2012, respectively.

Note 10 — Retirement Plans (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2013	2012
Basic earnings per share:
Net income	$10,649	$7,028

Weighted-average basic shares	16,769	13,883
Basic earnings per share	$0.64	$0.51

Diluted earnings per share:
Net income	$10,649	$7,028

Weighted-average basic shares	16,769	13,883
Effect of dilutive securities	167	68
Weighted-average dilutive shares	16,936	13,951
Diluted earnings per share	$0.63	$0.50

The calculation of diluted earnings per share excludes outstanding stock options that have exercise prices greater than the average market price of the common shares for the period as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Number of shares	21,361	216,268
Range of exercise prices	$41.45-$41.45	$31.10 - $40.99

Note 12 — Share-Based Compensation

The Company’s 1999, 2004, and 2012 share-based compensation programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Note 12 — Share-Based Compensation (Continued)

Stock Options

With the exception of non-qualified stock options granted to directors under the 1999, 2004, and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant.  No options were granted under the 1999 plan after January 2, 2004, and the 1999 plan is closed other than for any options still unexercised and outstanding.  No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock or restricted stock units (“RSUs”).

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2013	340,140	$31.79
Granted	23,007	41.45
Exercised	(18,211)	28.34
Expired/Forfeited	(1,444)	22.13
Outstanding at March 31, 2013	343,492	32.66	4.99	$6,095

Exercisable at March 31, 2013	280,629	32.04	4.18	$5,153

Weighted-average fair value of options granted during the year	$15.66

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2013	2012

Dividend yield	1.70%	2.10%
Expected life	6 years	6 years
Expected volatility	42%	46%
Risk-free interest rate	1.02%	1.06%

As of March 31, 2013, there was $759,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.70 years as of March 31, 2013.  The total fair value of shares vested during the three months ended March 31, 2013 was $397,000.

Note 12 — Share-Based Compensation (Continued)

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

Nonvested restricted stock for the three months ended March 31, 2013 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2013	172,847	$30.84
Granted	68,308	41.45
Vested	(4,523)	32.34
Nonvested at March 31, 2013	236,632	33.87

As of March 31, 2013, there was $5.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 3.59 years as of March 31, 2013.  The total fair value of shares vested during the three months ended March 31, 2013 was $146,000.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the three months ended March 31, 2013, the Company accrued at the target RSU award level, or for 70.9% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2013 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2013	—	$—
Granted	36,876	50.45
Nonvested at March 31, 2013	36,876	50.45

As of March 31, 2013, there was $1.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.75 years as of March 31, 2013.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2013, commitments to extend credit and standby letters of credit totaled $923.5 million.  The Company does not anticipate any material losses as a result of these transactions.

The Company has been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

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

Note 14 — Fair Value (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
Assets
Derivative financial instruments	$290	$—	$290	$—
Securities available for sale:
Government-sponsored entities debt	71,802	—	71,802	—
State and municipal obligations	148,897	—	145,083	3,814
Mortgage-backed securities	289,741	—	289,741	—
Corporate stocks	412	387	25	—
Total securities available for sale	510,852	387	506,651	3,814
	$511,142	$387	$506,941	$3,814
Liabilities
Derivative financial instruments	$1,692	$—	$1,692	$—

December 31, 2012:
Assets
Derivative financial instruments	$312	$—	$312	$—
Securities available for sale:
Government-sponsored entities debt	88,518	—	88,518	—
State and municipal obligations	152,799	—	148,948	3,851
Mortgage-backed securities	293,187	—	293,187	—
Corporate stocks	379	354	25	—
Total securities available for sale	534,883	354	530,678	3,851
	$535,195	$354	$530,990	$3,851
Liabilities
Derivative financial instruments	$1,813	$—	$1,813	$—

March 31, 2012:
Assets
Securities available for sale:
Government-sponsored entities debt	$66,378	$—	$66,378	$—
State and municipal obligations	42,008	—	42,008	—
Mortgage-backed securities	213,809	—	213,809	—
Corporate stocks	393	368	25	—
Total securities available for sale	$322,588	$368	$322,220	$—
Liabilities
Derivative financial instruments	$1,280	$—	$1,280	$—

Note 14 — Fair Value (Continued)

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2013 and 2012.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2012.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2013	$3,851	$—
Change in unrealized loss recognized in other comprehensive income	—	—
Total realized losses included in income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(37)	—
Transfers in and/or out of level 3	—	—
Fair value, March 31, 2013	$3,814	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2013 or 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
OREO	$29,508	$—	$—	$29,508
Non-acquired impaired loans	4,418	—	—	4,418

December 31, 2012:
OREO	$66,505	$—	$—	$66,505
Non-acquired impaired loans	42,356	—	—	42,356

March 31, 2012:
OREO	$37,961	$—	$—	$37,961
Non-acquired impaired loans	5,491	—	—	5,491

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

Recurring Measurements

The recurring level 3 security is an unrated single-issue private placement bond acquired in the Savannah transaction.  Management reviewed the financial statements of the underlying issuer as of the acquisition date, December 13, 2012, to determine the fair value discount of less than one percent and periodically monitored the issuer’s credit quality for signs of impairment.  Subsequent to March 31, 2013, the issuer paid off the security for $3.8 million and the Company realized a $31,000 gain on the payoff of the security.

General
	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-25%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013, December 31, 2012 and March 31, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 14 — Fair Value (Continued)

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2013
Financial assets:
Cash and cash equivalents	$495,869	$495,869	$495,869	$—	$—
Investment securities	533,255	534,212	8,192	522,206	3,814
Loans, net of allowance for loan losses, and loans held for sale	3,577,056	3,601,445	—	50,449	3,550,996
FDIC receivable for loss share agreements	124,340	86,049	—	—	86,049
Accrued interest receivable	10,669	10,669	—	3,068	7,601
Interest rate swap — non-designated hedge	290	290	—	290	—
Financial liabilities:
Deposits	4,219,356	4,119,850	—	4,119,850	—
Federal funds purchased and securities sold under agreements to repurchase	328,701	328,701	—	328,701	—
Other borrowings	54,638	55,712	—	55,712	—
Accrued interest payable	1,602	1,602	—	1,602	—
Interest rate swap — cash flow hedge	1,402	1,402	—	1,402	—
Interest rate swap — non-designated hedge	290	290	—	290	—
Off balance sheet financial instruments:
Commitments to extend credit	—	6,208	—	6,208	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2012
Financial assets:
Cash and cash equivalents	$380,730	$380,730	$380,730	$—	$—
Investment securities	560,091	561,204	10,122	547,231	3,851
Loans, net of allowance for loan losses, and loans held for sale	3,634,514	3,665,070	—	65,279	3,599,791
FDIC receivable for loss share agreements	146,171	101,898	—	—	101,898
Accrued interest receivable	8,190	8,190	—	8,190	—
Interest rate swap — non-designated hedge	312	312	—	312	—
Financial liabilities:
Deposits	4,298,360	4,216,800	—	4,216,800	—
Federal funds purchased and securities sold under agreements to repurchase	238,621	238,621	—	238,621	—
Other borrowings	54,897	57,903	—	57,903	—
Accrued interest payable	2,045	2,045	—	2,045	—
Interest rate swap — cash flow hedge	1,501	1,501	—	1,501	—
Interest rate swap — non-designated hedge	312	312	—	312	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,371	—	7,371	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2012
Financial assets:
Cash and cash equivalents	$403,222	$403,222	$403,222	—	—
Investment securities	357,448	358,544	18,660	339,884	—
Loans, net of allowance for loan losses, and loans held for sale	2,759,202	2,787,818	—	34,706	2,753,112
FDIC receivable for loss share agreements	231,331	143,643	—	—	143,643
Accrued interest receivable	9,253	9,253	—	9,253	—
Financial liabilities:
Deposits	3,356,637	3,324,145	—	3,324,145	—
Federal funds purchased and securities sold under agreements to repurchase	235,412	235,412	—	235,412	—
Other borrowings	46,397	49,128	—	49,128	—
Accrued interest payable	1,688	1,688	—	1,688	—
Interest rate swap — cash flow hedge	1,280	1,280	—	1,280	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,025	—	7,025	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The changes in each components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	—	(1,982)	18	(1,964)
Amounts reclassified from accumulated other comprehensive income	—	—	45	45
Net comprehensive income (loss)	—	(1,982)	63	(1,919)
Balance at March 31, 2013	$(7,458)	$6,782	$(867)	$(1,543)

The tables below present the reclassifications out of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013:

	Amount Reclassified from
Accumulated Other Comprehensive	Accumulated Other
Income Component	Comprehensive Income	Income Statement Line Item Affected

Gains and losses on cash flow hedges:
Interest rate contracts	$73	Interest expense
	(28)	Provision for income taxes
	45	Net income

Total reclassifications for the period	$45

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $63,000 and $69,000 at March 31, 2013 and 2012, respectively. The Company recognized a $1.4 million and a $1.3 million cash flow hedge liability in other liabilities on the balance sheet at March 31, 2013 and 2012, respectively. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2013 and 2012.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2013 and 2012, the Company was required to provide $1.6 million and $1.4 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

As of March 31, 2013, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.   These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a third party to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

Note 16 — Derivative Financial Instruments (Continued)

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2013, the interest rate swaps had an aggregate notional amount of approximately $4.5 million and the fair value of these two offsetting interest rate swap derivatives are recorded in other assets and in other liabilities for $290,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2013.

The Company also has an agreement with the third party in this derivative relationship that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2013, the fair value of the interest rate swap derivative with the third party was in a net liability position of $290,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of March 31, 2013, SCBT was required to provide $354,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at the termination value, $297,000 at March 31, 2013.

Note 17 — Capital Ratios

The Company is subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Federal Reserve, which are substantially similar to those of the FDIC, Tier 1 risk-based capital must be at least 4% of risk-weighted assets, while total risk-based capital must be at least 8% of risk-weighted assets.

In conjunction with the risk-based capital ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy.

The Company’s capital adequacy ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2013	2012	2012

SCBT Financial Corporation:
Tier 1 risk-based capital	13.21%	12.73%	14.55%
Total risk-based capital	14.47%	13.99%	15.82%
Tier 1 leverage	8.88%	9.87%	9.23%

SCBT:
Tier 1 risk-based capital	12.92%	12.51%	14.34%
Total risk-based capital	14.19%	13.78%	15.62%
Tier 1 leverage	8.69%	9.70%	9.11%

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina, Community Bank & Trust (“CBT”), a division of the Bank, in northeast Georgia, and The Savannah Bank (“Savannah”), a division of the Bank, in coastal Georgia.  Minis & Company, Inc., is a registered investment advisory firm and a subsidiary of the Bank which provides asset and wealth management services along with our trust and investment services group.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At March 31, 2013, we had approximately $5.1 billion in assets and 1,311 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 and also analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012 and March 31, 2012.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

First Financial Holdings, Inc. Acquisition

On February 19, 2013, SCBT entered into an Agreement and Plan of Merger (the “Agreement”) with First Financial Holdings, Inc. (“First Financial”) of Charleston, South Carolina, the bank holding company for First Federal Bank.  Other First Financial subsidiaries include First Southeast 401(k) Fiduciaries, Inc., a registered investment advisor, and First Southeast Services, Inc., a registered broker-dealer.  See Note 4 — Mergers and Acquisitions for further discussion.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of March 31, 2013, December 31, 2012 and March 31, 2012, the balance of goodwill was $100.5 million, $100.6 million, and $62.9 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first quarter of 2013, as reported by the NASDAQ Global Select Market, was $39.56 per share, and the stock price closed on March 31, 2013 at $50.40, which is above book value and tangible book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2013, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Noncompete intangibles are amortized over the life of the underlying noncompete agreements (generally 2 to 3 years) on the straight-line method.  The estimated lives are periodically reviewed for reasonableness.

Client list intangibles are amortized over the estimated useful lives of the client lists (generally 15 years) on the straight-line method.  The estimated lives are periodically reviewed for reasonableness.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2009.

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

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO. Management reviews the value of OREO each quarter and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense, and, for covered OREO, offset with an increase in the FDIC indemnification asset.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired.  Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  Certain acquired loans, such as lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses to the unaudited condensed consolidated financial statements.

Results of Operations

We reported consolidated net income available to common shareholders of $10.6 million, or diluted earnings per share (“EPS”) of $0.63, for the first quarter of 2013 as compared to consolidated net income available to common shareholders of $7.0 million, or diluted EPS of $0.50, in the comparable period of 2012.  This $3.6 million increase was the net result of the following items:

•                  Improved net interest income of $14.8 million due primarily to improved interest income on the acquired loan portfolio of $14.2 million, the increase in earning assets from the acquisitions of Peoples and Savannah, and reduced interest expense on deposits of $935,000; these were partially offset by reduced interest income on non-acquired loans of $1.7 million.

•                  A decrease in the provision for loan losses by $1.7 million over the comparable quarter;

•                  An increase in all categories of non-interest expense totaling $11.2 million.  The larger increases were $5.2 million in salaries and benefits, $1.9 million in merger and conversion related, $684,000 in net occupancy, $534,000 in amortization of intangibles, and $724,000 in information services expense; and

•                  An increase in the provision for income taxes of $1.6 million due to the higher pre-tax net income.

We believe our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2012 as well as from March 31, 2012.  Non-acquired nonperforming assets declined from $81.1 million at December 31, 2012 to $76.4 million at March 31, 2013.  Compared to the balance of nonperforming assets at March 31, 2012, nonperforming assets decreased $15.0 million due to a reduction in nonperforming loans of $13.3 million.  Our non-acquired OREO increased slightly by $611,000 from the end of 2012 and decreased by $1.7 million from March 31, 2012 to $19.7 million at March 31, 2013.  During the first quarter of 2013, classified assets declined by $2.3 million from December 31, 2012 to $140.9 million at March 31, 2013.  Since March 31, 2012, classified assets have declined by $36.6 million.  Accruing non-acquired loans 30-89 days past due are relatively flat compared to the levels at December 31, 2012 and March 31, 2012.  Annualized net charge-offs for the first quarter of 2013 was 0.56%, down from the fourth quarter of 2012 of 0.77% and from the first quarter of 2012 of 0.66%.

The allowance for loan losses decreased to 1.60% of total non-acquired loans at March 31, 2013, down from 1.73% at December 31, 2012 and 1.95% at March 31, 2012.  The allowance provides 0.73 times coverage of nonperforming loans at March 31, 2013, higher than 0.72 times at December 31, 2012, and 0.68 times at March 31, 2012.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was partially offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during the first quarter of 2013.  Below is a summary of the first quarter of 2013 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  The review of the performance of the loan pools during the first quarter resulted in a net increase in the overall cash flow expectations for the acquired loans; and

•                  The negative accretion of the indemnification asset also increased due to the reduced cash flow expected from the FDIC.

As of March 31, 2013, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired loans from the Savannah acquisitions.

Compared to the fourth quarter of 2012, our non-acquired loan portfolio has increased $33.3 million or 5.2% annualized, to $2.6 billion, driven by increases in commercial owner occupied loans of $12.0 million, or 6.1% annualized, commercial and industrial of $11.5 million, or 16.5% annualized, commercial non-owner occupied of $8.6 million, or 11.9% annualized, and consumer owner occupied of $8.6 million, or 8.0% annualized.  The acquired loan portfolio decreased by $79.5 million due to the continued decline from charge offs, transfers to OREO and payoffs.  For the period ended March 31, 2013, mortgage loans originated and held for sale in the secondary market decreased by $14.8 million as refinancing activity and home sales declined seasonally.

Non-taxable equivalent net interest income for the quarter increased $14.8 million or 37.8% compared to the first quarter of 2012.  Non-taxable equivalent net interest margin increased by 20 basis points to 4.86% from the first quarter of 2012 of 4.66% due to the increase in average earning assets and the 18 basis point decrease in the rate on interest-bearing liabilities to 27 basis points at March 31, 2013 from 45 basis points at March 31, 2012. Compared to the fourth quarter of 2012, net interest margin (taxable equivalent) increased by 6 basis points.  Interest earning assets yield increased by 4 basis points from the increase in the average balance of the acquired loan portfolios. Interest bearing liabilities yield declined by 3 basis points compared to the fourth quarter of 2012 from continued decline in interest bearing deposits.

Our quarterly efficiency ratio decreased to 72.4% compared to 81.0% in the fourth quarter of 2012, and was relatively flat from 72.0% in the first quarter of 2012.  The decrease in the efficiency ratio compared to the fourth quarter of 2012 was the result of improved net interest income and a decrease in noninterest expense.  The slight increase in the efficiency ratio over the first quarter of 2012 was the result of much higher noninterest expense in 2013 than the first quarter of 2012, partially offset by much higher net interest income.  Noninterest expense was up $9.4 million compared to the fourth quarter of 2012 and up $7.3 million compared to the first quarter of 2012, excluding merger and conversion related expenses.  Excluding OREO and merger and conversion related expenses, the efficiency ratio was 64.5% for the first quarter of 2013, compared to 62.84% for the fourth quarter of 2012 and 66.27% for the first quarter of 2012.

Diluted EPS increased to $0.63 for the first quarter of 2013 from $0.50 for the comparable period in 2012.  Basic EPS increased to $0.64 for the first quarter of 2013 from $0.51 for the comparable period in 2012.  The increase in both diluted and basic EPS reflects improved net interest income and a lower provision for loan losses partially offset by an increase in noninterest expense.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Return on average assets (annualized)	0.84%	0.71%
Return on average equity (annualized)	8.45%	7.37%
Return on average tangible equity (annualized)*	11.92%	9.57%
Dividend payout ratio **	28.75%	34.00%
Equity to assets ratio	10.00%	9.55%
Average shareholders’ equity (in thousands)	$511,392	$383,377

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the three months ended March 31, 2013, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same period in 2012.  The increases were driven by a 51.5% increase in net income from the comparable quarter in 2012, partially offset by an increase in average assets due to the acquisitions of Savannah and Peoples.

•                  Dividend payout ratio decreased to 28.75% for the three months ended March 31, 2013 compared with 34.00% for the three months ended March 31, 2012.  The decrease from the comparable period in 2012 reflects the higher net income in the first quarter of 2013 generated by an increase in net interest income and partially offset by higher non-interest expense.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 10.00% at March 31, 2013 compared with 9.55% at March 31, 2012.  The increase in the equity to assets ratio reflects a 27.1% increase in assets as a result of the Peoples and Savannah acquisitions and organic growth compared to the 33.0% increase in equity as a result of the Company’s retained earnings, the issuance of $68.8 million in common equity in the Savannah acquisition, and the issuance of $31.2 million in common equity in the Peoples acquisition.

•                  Quarterly average shareholders’ equity increased $128.0 million, or 33.4%, from the quarter ended March 31, 2012 driven by the issuance of $68.8 million in common equity in the Savannah acquisition during the fourth quarter of 2012 and the issuance of $31.2 million of equity in the Peoples acquisition during the second quarter of 2012.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Return on average tangible equity (non-GAAP)	11.92%	9.57%
Effect to adjust for intangible assets	-3.47%	-2.20%
Return on average equity (GAAP)	8.45%	7.37%

Adjusted average shareholders’ equity (non-GAAP)	$386,135	$309,288
Average intangible assets	125,257	74,089
Average shareholders’ equity (GAAP)	$511,392	$383,377

Adjusted net income (non-GAAP)	$11,345	$7,360
Amortization of intangibles	(1,034)	(500)
Tax effect	338	168
Net income (GAAP)	$10,649	$7,028

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased by 24 basis points from the first quarter of 2012, due to the growth in interest earning assets from the Peoples and Savannah acquisitions, organic loan growth, and an increase in low cost funding in core deposits and a decline in time deposits.  The net interest margin increased by 6 basis points from the fourth quarter of 2012 to 4.94%.  Yields on average earning assets increased on a linked quarter basis while interest bearing liabilities continue to decline by 3 basis points.  The yields on our acquired loan portfolios decreased by 1.86% from the fourth quarter of 2012.  This was the result of adding the Savannah acquired loan portfolio at lower yields.  Compared to March 31, 2012, the yield on interest earning assets increased by 3 basis points and the rate on interest bearing liabilities declined by 18 basis points, resulting in a 24 basis points difference in the net interest margin.

The Company remained in an excess liquidity position during the first quarter of 2013, and the impact represented an estimated 20 basis points reduction in the net interest margin compared to 18 basis points from the fourth quarter of 2012.

Net interest income increased from the first quarter of 2012 and was driven by a reduced cost of funds and growth in average interest-earning assets due to the Peoples and Savannah acquisitions as well as organic growth.  Certificates of deposit average rates declined by 28 basis points compared to the same quarter one year ago, and declined by 12 basis points from the fourth quarter of 2012. The year over year decline in interest expense totaled $815,000, as the cost of certificates of deposits dropped and the mix of funding shifted to lower costing transaction accounts.  Non-TE net interest income increased from the first quarter of 2012 as a result of a volume increase in interest-earning assets.  The cost on interest bearing liabilities decreased by 18 basis points during this period.  Acquired loan portfolio balances from the Peoples and Savannah acquisitions and average investment securities were up and contributed to the increase in non-TE net interest income.  The increase in interest income was $13.9 million driven by organic loan growth and the addition of the Peoples and Savannah acquired loan portfolios, and the increase in average investment securities, primarily resulting from the Peoples and Savannah acquisitions.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Non-TE net interest income	$53,801	$39,038
Non-TE yield on interest-earning assets	5.07%	5.04%
Non-TE rate on interest-bearing liabilities	0.27%	0.45%
Non-TE net interest margin	4.86%	4.66%
TE net interest margin	4.94%	4.70%

Non-TE net interest income increased $14.8 million, or 37.8%, in the first quarter of 2013 compared to the same period in 2012.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 33.1% to $4.5 billion in the first quarter of 2013 compared to the same period last year due largely to the acquisitions of Peoples and Savannah.

•                  Non-TE yield on interest-earning assets for the first quarter of 2013 increased 3 basis points from the comparable period in 2012, and increased by 4 basis points from the fourth quarter of 2012.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the first quarter of 2013 decreased 18 basis points from the same period in 2012, and decreased by 3 basis points compared to the fourth quarter of 2012.  The decrease since the first quarter of 2012 and the fourth quarter of 2012 is a reflection of the certificates of deposits repricing at lower interest rates as well as higher costing certificate balances accounting for a smaller portion of our total deposits.

•                  TE net interest margin increased by 24 basis points in the first quarter of 2013, compared to the first quarter of 2012.  Compared to the fourth quarter of 2012, TE net interest margin increased by 6 basis points.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale) increased by $793.1 million, or 28.3%, at March 31, 2013 as compared to the same period in 2012.  Acquired covered loans decreased by $106.0 million due to principal payments, charge offs, and foreclosures.  Acquired non-covered loans increased by $732.1 million due to the Peoples and Savannah acquisitions during 2012.  Non-acquired loans or legacy SCBT loans increased by $167.0 million, or 6.9%, from March 31, 2012 to March 31, 2013.  The increase was driven by loan growth in commercial owner occupied loans of $51.7 million, consumer owner occupied loans of $35.4 million, commercial and industrial loans of $75.2 million, commercial non-owner occupied loans of $14.7 million, consumer loans of $8.6 million, other income producing property loans of $1.6 million, and other loans of $9.8 million.  Partially offsetting the growth were reductions in construction and land development loans of $21.4 million and home equity loans of $8.7 million.

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2013	Total	2012	Total	2012	Total
Acquired covered loans	$257,066	7.1%	$282,728	7.8%	$363,051	12.9%
Acquired non-covered loans	738,189	20.5%	792,014	21.7%	6,093	0.2%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	273,488	7.6%	273,420	7.5%	294,865	10.5%
Commercial non-owner occupied	298,707	8.3%	290,071	8.0%	284,044	10.1%
Total commercial non-owner occupied real estate	572,195	15.9%	563,491	15.5%	578,909	20.6%
Consumer real estate:
Consumer owner occupied	443,134	12.3%	434,503	11.9%	407,697	14.5%
Home equity loans	249,356	6.9%	255,284	7.0%	258,054	9.2%
Total consumer real estate	692,490	19.2%	689,787	18.9%	665,751	23.7%
Commercial owner occupied real estate	796,139	22.1%	784,152	21.5%	744,441	26.5%
Commercial and industrial	291,308	8.1%	279,763	7.7%	216,083	7.7%
Other income producing property	131,776	3.7%	133,713	3.7%	130,177	4.6%
Consumer non real estate	93,997	2.6%	86,934	2.4%	85,350	3.0%
Other	26,393	0.8%	33,163	0.8%	16,603	0.8%
Total non-acquired loans	2,604,298	72.4%	2,571,003	70.5%	2,437,314	86.9%
Total loans (net of unearned income)	$3,599,553	100.0%	$3,645,745	100.0%	$2,806,458	100.0%

Note: Loan data excludes mortgage loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Non-acquired commercial non-owner occupied real estate loans represented 15.9% of total loans as of March 31, 2013 a decrease from 20.6% of total loans at the end of the same period for 2012 and an increase from 15.4% of total loans at  December 31, 2012.  At March 31, 2013, non-acquired construction and land development loans represented 7.6% of our total loan portfolio, a decrease from 10.6% of our total loan portfolio at March 31, 2012.  At March 31, 2013, non-acquired construction and land development loans consisted of $158.8 million in land and lot loans and $114.7 million in construction loans, which represented 6.1% and 4.4%, respectively, of our total non-acquired loan portfolio.  At December 31, 2012, non-acquired construction and land development loans consisted of $164.8 million in land and lot loans and $108.6 million in construction loans, which represented 6.4% and 4.2%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Average total loans	$3,573,554	$2,813,748
Interest income on total loans	52,002	39,456
Non-TE yield	5.90%	5.64%

Interest earned on loans increased $12.5 million, or 31.8%, in the first quarter of 2013 compared to the first quarter of 2012.  Some key highlights for the quarter ended March 31, 2013 are outlined below:

•                  Our non-TE yield on total loans increased 26 basis points during the first quarter of 2013 while average total loans increased 27.0%, as compared to the first quarter of 2012.  The increase in average total loans was a result of the growth in both non-acquired loans, due to organic growth, and acquired loans, due to the Peoples and Savannah acquisitions during 2012.  The acquired loan portfolio effective yield declined primarily due to the impact of the addition of the Savannah acquired loan portfolio at lower yields.   This resulted in a yield of 9.5%, compared to approximately 10.2% one year ago.

•                  Acquired covered loans had a balance of $257.1 million at the end of the first quarter of 2013 compared to $363.1 million in March of 2012.

•                  Acquired non-covered loans grew to a balance of $738.2 million at the end of the first quarter of 2013 compared to $6.1 million in the comparable period of 2012 due to the loans acquired in the Peoples and Savannah acquisitions.

•                  Construction and land development loans decreased $21.4 million, or 7.3%, to $273.5 million from the ending balance at March 31, 2012.  We have continued to reduce the level of these loans in our portfolio given the current economic environment and the risk involved with this type of loan.

•                  Commercial non-owner occupied loans increased $14.7 million, or 5.2%, to $298.7 million from the ending balance at March 31, 2012.

•                  Consumer real estate loans increased $26.7 million, or 4.0%, to $692.5 million from the ending balance at March 31, 2012.  The increase resulted from a $35.4 million, or 8.7%, increase in consumer owner occupied loans, partially offset by a $8.7 million, or 3.4%, decrease in home equity lines of credit (“HELOCs”) from the balance at March 31, 2012.

•                  Commercial owner occupied loans increased $51.7 million, or 6.9%, to $796.1 million from the ending balance at March 31, 2012.

•                  Commercial and industrial loans increased $75.2 million, or 34.8%, to $291.3 million from the ending balance at March 31, 2012.

•                  Consumer non-real estate loans increased $8.6 million, or 10.1%, to $94.0 million from the ending balance at March 31, 2012.

•                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $152.1 million, which has helped keep our non-TE yield up.

The balance of mortgage loans held for sale decreased $14.8 million from December 31, 2012 to $50.4 million at March 31, 2013, and increased by $15.7 million compared to the balance of mortgage loans held for sale at March 31, 2012 of $34.7 million.  The decrease from December 31, 2012 reflects the decreased customer demand for mortgage refinancing.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2013, investment securities totaled $533.3 million, compared to $560.1 million at December 31, 2012 and $357.4 million at March 31, 2012.  The increase in investment securities from the comparable period of 2012 was primarily the result of the purchase of $117.0 million of investment securities as well as the acquisition of $175.9 million in Peoples investment securities and $71.9 million in Savannah investment securities partially offset by $189.0 million in sold, maturing or called securities that were typically purchased in higher interest rate environments.  This resulted in average and period-end balances increasing by 70.5% and 49.2%, respectively, from March 31, 2012.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Average investment securities	$553,214	$324,473
Interest income on investment securities	3,367	2,231
Non-TE yield	2.42%	2.77%

Interest earned on investment securities increased 50.9% in the first quarter of 2013 compared to the first quarter of 2012.  The increase resulted largely from the $228.7 million increase in average investment securities for the first quarter, which was largely the result of purchases of GSEs and mortgage-backed securities as well as the addition of the securities from the Peoples and Savannah acquisitions, partially offset by a 32 basis point decrease in the average yield.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at March 31, 2013 had fair market values that, on a net basis, exceeded their book values and resulted in an unrealized gain.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2013:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2013
Government-sponsored entities debt	$71,408	$71,802	$394	$71,408	$—	$—	$—
State and municipal obligations	159,576	164,451	4,875	154,605	695	—	4,276
Mortgage-backed securities *	283,349	289,742	6,393	—	—	—	283,349
Corporate stocks	241	412	171	—	—	—	241
	$514,574	$526,407	$11,833	$226,013	$695	$—	$287,866

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

At March 31, 2013, we had 69 securities available for sale in an unrealized loss position, which totaled $704,000.

During the first quarter of 2013 as compared to the first quarter of 2012, the total number of securities with an unrealized loss position increased by 57 securities, while the total dollar amount of the unrealized loss increased by $502,000.

All securities available for sale in an unrealized loss position as of March 31, 2013 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  Prior to July 2, 2012, other investments also included our investment in Federal Reserve Bank stock, which was liquidated for no gain or loss on that date.  The amortized cost and fair value of all these securities are equal at March 31, 2013.  As of March 31, 2013, the investment in FHLB stock represented approximately $6.2 million, or 0.1% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

•                  We evaluate ultimate recoverability of the par value.

•                  We currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•                  Historically, the FHLB does not allow for discretionary purchases or sales of this stock.  Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity or redemption of outstanding advances held by the member institutions.  During the first quarter of 2013, the FHLB redeemed approximately $2.0 million of our investment, at par value.

•                  Given the expectation that the various FHLBs have a high degree of government support, we have determined that the debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses.

•                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past fifteen consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 2.32% on March 28, 2013 related to the fourth quarter 2012.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of March 31, 2013 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Average interest-bearing liabilities	$3,610,924	$2,846,175
Interest expense	2,368	3,182
Average rate	0.27%	0.45%

The average balance of interest-bearing liabilities increased in the first quarter of 2013 compared to the first quarter of 2012.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and transaction and money market accounts.  Overall, we experienced a 18 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended March 31, 2013 grew 25.9% from the same period in 2012.

•                  Interest-bearing deposits increased 23.8% to $3.2 billion at March 31, 2013 from the period end balance at March 31, 2012 of $2.6 billion.  This was the result of the addition of $793.4 million of interest-bearing deposits from the Peoples and Savannah acquisitions, which was partially offset by a decline in interest-bearing deposits of $175.5 million from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended March 31, 2013 decreased 15 basis points from the comparable period in 2012, which contributed to a decrease of $402,000 in interest expense for the first quarter of 2013.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $421.6 million to $1.9 billion at March 31, 2013 compared to the same quarter in 2012.

•                  Average certificates of deposit and other time deposits increased 18.7%, up $162.7 million from the average balance in the first quarter of 2012.  Interest expense on certificates of deposit and other time deposits decreased $468,000 mainly as a result of a 28 basis point decrease in the interest rate for the three months ended March 31, 2013 as compared to the same period in 2012.

•                  A decline in interest rates contributed significantly to a $815,000, or 25.6%, reduction in interest expense on average interest-bearing liabilities for the three months ended March 31, 2013 from the comparable period in 2012.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $269.0 million, or 38.4%, to $969.4 million in the first quarter of 2013 compared to $700.4 million at March 31, 2012.  From the fourth quarter of 2012, average noninterest-bearing deposits grew $83.2 million, or 9.4%.  Excluding the noninterest-bearing deposits acquired in the Peoples and Savannah acquisitions, period end noninterest-bearing deposits increased $68.3 million, or 9.0%, from the balance at March 31, 2012.

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

Loans acquired in the CBT, Habersham, BankMeridian, Peoples and Savannah acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses, including principal and interest.  Our initial estimates of credit losses on loans acquired in the Savannah and Peoples acquisitions continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of March 31, 2013, nor changes in the initial valuation estimates of Peoples or Savannah.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements. The Peoples and Savannah acquisitions were not part of any loss share agreements with the FDIC, therefore, there is no offset for any additional losses recorded in a provision for loan losses.  See “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the method of accounting for acquired loans.

During the first quarter of 2013, we decreased the net loan loss reserve by $855,000 on certain acquired loan pools due to evidence of improvement in the cash flows in these pools during the quarterly review process, which resulted in a $207,000 net provision for loan losses on acquired loans.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$44,378	$32,132	$76,510	$49,367	31,620	$80,987
Loans charged-off	(4,607)	—	(4,607)	(5,698)	—	(5,698)
Recoveries of loans previously charged off	1,045	—	1,045	1,640	—	1,640
Net charge-offs	(3,562)	—	(3,562)	(4,058)	—	(4,058)
Provision for loan losses	853	(855)	(2)	2,298	2,735	5,033
Benefit attributable to FDIC loss share agreements	—	1,062	1,062	—	(2,310)	(2,310)
Total provision for loan losses charged to operations	853	207	1,060	2,298	425	2,723
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,062)	(1,062)	—	2,310	2,310
Balance at end of period	$41,669	$31,277	$72,946	$47,607	$34,355	$81,962

Total non-acquired loans:
At period end	2,604,298			$2,437,314
Average	2,576,545			2,456,080
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.56%			0.66%
Allowance for loan losses as a percentage of period end non-acquired loans	1.60%			1.95%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	73.49%			68.02%

The allowance for loan losses as a percent of non-acquired loans reflects a decrease due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the first quarter of 2013 compared to the same quarter in 2012 and to the fourth quarter of 2013.  Seventy percent of the charge-off amount for the first quarter of 2013 was comprised of ten loans ranging from approximately $121,000 to $593,000.  The remainder of the charge-offs were less than $121,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 54.4% or $1.9 million were construction and land development loans, 9.3% or $330,000 were other income producing property loans, 19.2% or $685,000 were commercial owner-occupied loans, and 12.7% or $451,000 were other consumer loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Excluding acquired assets, nonperforming loans decreased by $13.3 million during the first quarter of 2013 compared to the first quarter of 2012 and decreased by $5.3 million from the fourth quarter of 2012.  The ratio of the ALLL to cover these loans increased from 68.0% at March 31, 2012 to 73.5% at March 31, 2013.

We decreased the ALLL compared to the first quarter of 2012 and the fourth quarter of 2012, due primarily to the improvement in asset quality metrics during the first quarter of 2013.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $6.9 million compared to the balance at March 31, 2012 and by $2.6 million from December 31, 2012.

The historical loss rates on an overall basis were down on an annualized basis to 0.56% as of March 31, 2013 from the December 31, 2012 level of 0.64%, and from the March 31, 2012 level of 0.66%.

Economic risk decreased by 9 basis points during the first quarter of 2013 as compared to first quarter of 2012 and was level with the fourth quarter of 2012.  The improvement from one year ago was due to improved home sales, lower unemployment rate and a decrease in bankruptcies and foreclosures.

Model risk declined 4 basis points from the first quarter of 2012 and remained flat compared to the fourth quarter of 2012.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over four years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  At March 31, 2013, the overall operational risk remained consistent from the levels at December 31, 2012 and down by 7 basis points compared to March 31, 2012. This improvement was due primarily to the improvement in the levels of classified loans, past dues and nonaccrual loans from the first quarter of 2012.

On a specific reserve basis, the allowance for loan losses decreased by $100,000 from December 31, 2012, and increased by approximately $1.0 million from March 31, 2012.  The loan balances being evaluated for specific reserves decreased from $57.1 million at March 31, 2012 to $41.7 million at March 31, 2013.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended March 31, 2013, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy.  The table below summarizes our NPAs for the past five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2013	2012	2012	2012	2012
Nonaccrual loans (1)	$42,945	$48,387	$46,295	$47,940	$59,278
Accruing loans past due 90 days or more	121	500	156	137	130
Restructured loans - nonaccrual	13,636	13,151	12,882	9,530	10,578
Total nonperforming loans	56,702	62,038	59,333	57,607	69,986
Other real estate owned (“OREO”) (2)	19,680	19,069	22,424	25,518	21,381
Other nonperforming assets (3)	—	—	—	—	24
Total nonperforming assets excluding acquired assets	76,382	81,107	81,757	83,125	91,391
Covered OREO (2)	34,244	34,257	47,063	53,146	61,788
Acquired OREO not covered under loss share	16,766	13,179	5,059	5,745	—
Other covered nonperforming assets (3)	26	44	57	73	215
Total nonperforming assets including covered assets	$127,418	$128,587	$133,936	$142,089	$153,394

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	2.91%	3.13%	3.22%	3.32%	3.72%
Total NPAs as a percentage of total assets	1.49%	1.58%	1.89%	1.90%	2.26%
Total NPLs as a percentage of total loans (4)	2.18%	2.41%	2.36%	2.32%	2.87%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.47%	3.46%	4.31%	4.55%	5.31%
Total NPAs as a percentage of total assets	2.48%	2.50%	3.10%	3.25%	3.79%
Total NPLs as a percentage of total loans (4)	1.58%	1.70%	1.95%	1.89%	2.49%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $79.6 million, $83.1 million, $71.3 million, $71.3 million, and $82.8 million as of March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012).

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $56.6 million, or 2.18% of total loans, a decrease of $13.3 million or 19.0% from March 31, 2012. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $1.9 million and a decrease in commercial nonaccrual loans of $11.4 million.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $5.3 million during the first quarter of 2013 from the level December 31, 2012.  This decrease was the net result of $2.6 million in charge offs, $3.6 million in transfers to OREO, $3.1 million in payments, $1.5 million  returning to accruing loans, and $5.9 million in additions.

At March 31, 2013, non-acquired OREO increased by $611,000 million from December 31, 2012.  At March 31, 2013, non-acquired OREO consisted of 95 properties with an average value of $207,000, a decrease of $3,000 from December 31, 2012 when we had 91 properties.  In the first quarter of 2013, we added 19 properties with an aggregate value of $3.6 million into non-acquired OREO, and we sold 15 properties with a basis of $2.0 million in the quarter.  We recorded a net gain on sales of $7,500 for the quarter.  We wrote down OREO properties by $1.1 million during the first quarter of 2013.  Our non-covered OREO balance of $19.7 million at March 31, 2013 is comprised of 17% in the Low Country/Orangeburg region, 40% in the Coastal (Beaufort to Myrtle Beach region), 13% in the Charlotte region, and 14% in the Upstate (Greenville) region.

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

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $7.2 million, or 0.28%, of total non-acquired loans outstanding at March 31, 2013, compared to $17.5 million, or 0.72%, of total non-acquired loans outstanding at March 31, 2012, and compared to $8.0 million, or 0.31% of total non-acquired loans outstanding at December 31, 2012.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Service charges on deposit accounts	$5,761	$5,447
Bankcard services income	3,893	3,320
Mortgage banking income	3,395	1,830
Trust and investment services income	2,314	1,397
Accretion on FDIC indemnification asset	(7,171)	(3,233)
Other	1,331	712
Total noninterest income	$9,523	$9,473

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased 31.4% in the first quarter of 2013 as compared to the same period in 2012.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased 85.5%, driven by a $1.6 million increase in mortgage banking income generated from lower interest rates and increased volume (refinancing) of mortgage banking activity in the secondary market during the first quarter of 2013.

•                  Bankcard services income increased 17.3%, largely driven by an increase in debit card income.  Debit card income increased 18.0%, or $474,000, due to organic growth as well as an increased customer base from the Peoples and Savannah acquisitions.

•                  Trust and investment services income increased 65.6%, driven primarily by the addition of investment services income generated by Minis & Co., Inc, acquired in the Savannah transaction.

•                  Other noninterest income increased 86.9%, driven by $368,000 in recoveries on acquired loans and an $151,000 increase in the cash surrender value of bank owned life insurance.

•                  Negative accretion on the FDIC indemnification asset increased $3.9 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Salaries and employee benefits	$23,252	$18,048
Information services expense	3,192	2,468
OREO expense and loan related	3,102	2,716
Net occupancy expense	2,932	2,248
Furniture and equipment expense	2,572	2,239
Merger and conversion related expense	1,963	96
Business development and staff related	1,228	752
FDIC assessment and other regulatory charges	1,224	1,037
Bankcard expense	1,164	902
Amortization of intangibles	1,034	500
Advertising and marketing	842	757
Professional fees	691	633
Other	3,245	2,823
Total noninterest expense	$46,441	$35,219

Noninterest expense increased $11.2 million or 31.9% in the first quarter of 2013 as compared to the same period in 2012.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $5.2 million or 28.8% driven by the addition of staff from the Peoples and Savannah acquisitions during 2012 and increases in both incentive and merit pay for employees.

•                  Net occupancy expense increased $684,000 or 30.4% driven by an increase in depreciation expense and lease expense due largely to the Peoples and Savannah acquisitions.

•                  Information services expense increased $724,000 or 29.3% due to an increase in computer servicing, internet banking servicing, and outside processing and analysis.

•                  Amortization of intangibles increased by $534,000 or 106.8% due to the additional amortization of the core deposit, noncompete, and client list intangibles from the Savannah and Peoples acquisitions.

•                  Merger and conversion related expenses increased by $1.8 million due to the merger costs related to the Savannah acquisition driving merger expense higher in the first quarter of 2013.

Income Tax Expense

Our effective income tax rate decreased to 32.7% for the quarter ended March 31, 2013 compared to 33.5% for the quarter ended March 31, 2012.  The lower effective tax rate is attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the quarter ended March 31, 2013.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  Equity increased during the first quarter by net income, or $10.6 million, less the dividend paid during the quarter of approximately $3.1 million.  As of March 31, 2013, shareholders’ equity was $514.2 million, an increase of $6.7 million, or 1.3%, from $507.5 million at December 31, 2012, and an increase of $127.7 million or 33.00% from $386.5 million at March 31, 2012.  The driving factor for the increase from the comparable period of 2012 was the issuance of common shares in the Peoples acquisition fair valued at $31.1 million and the Savannah acquisition fair valued at $68.8 million.  Our equity-to-assets ratio increased to 10.00% at March 31, 2013 from 9.88% at the end of the fourth quarter of 2012 and increased from 9.55% at the end of the comparable period of 2012.

We are subject to certain risk-based capital guidelines. Certain ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk. Under the guidelines promulgated by the Federal Reserve, which are substantially similar to those of the FDIC, Tier 1 risk-based capital must be at least 4% of risk-weighted assets, while total risk-based capital must be at least 8% of risk-weighted assets.

In conjunction with the risk-based capital ratios, the regulatory agencies have also prescribed a leverage capital ratio for assessing capital adequacy.

The Company’s capital adequacy ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2013	2012	2012

SCBT Financial Corporation:
Tier 1 risk-based capital	13.21%	12.73%	14.55%
Total risk-based capital	14.47%	13.99%	15.82%
Tier 1 leverage	8.88%	9.87%	9.23%

SCBT:
Tier 1 risk-based capital	12.92%	12.51%	14.34%
Total risk-based capital	14.19%	13.78%	15.62%
Tier 1 leverage	8.69%	9.70%	9.11%

Compared to December 31, 2012, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to an increase in capital and a slight decrease in risk-weighted assets.  The growth in capital was generated primarily by retained earnings less the cash dividend paid during the first quarter.  Our Tier 1 risk-based capital and total risk-based capital have decreased from March 31, 2012 due to risk-weighted assets increasing faster than the increase in capital.  The growth in risk-weighted assets, average assets, and capital were generated primarily by the Peoples and Savannah acquisitions.  The Tier 1 leverage ratio has decreased compared to December 31, 2012 and March 31, 2012 due to the increase in average assets as a result of the Peoples and Savannah acquisitions. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy SCBT loan portfolio increased by approximately $167.0 million, or about 6.9% compared to the balance at March 31, 2012.  Our investment securities portfolio increased $175.8 million during this same time period.  Total cash and cash equivalents were $495.9 million at March 31, 2013 as compared to $380.7 million at December 31, 2012 and $403.2 million at March 31, 2012.

At March 31, 2013 and December 31, 2012, the Company had $4.8 million and $13.0 million, respectively, in traditional, out-of-market brokered deposits.  At March 31, 2012, we had no brokered deposits. Total deposits increased $862.7 million, or 25.7%, to $4.2 billion resulting primarily from organic growth and the Peoples and Savannah acquisitions. Excluding deposits acquired in the

Peoples and Savannah acquisitions, total deposits decreased $107.2 million, or 3.2%.  Excluding deposits acquired from Peoples and Savannah, we increased our noninterest-bearing deposit balance by $68.3 million, or 9.0%, at March 31, 2013 as compared to the balance at March 31, 2012.  Federal funds purchased and securities sold under agreements to repurchase increased $93.3 million, or 39.6%, from the balance at March 31, 2012, and increased $90.1 million, or 37.8%, from the balance at December 31, 2012.  Other borrowings grew by $8.2 million, or 17.8%, from March 31, 2012 due to the addition of SAVB Capital Trust I and II through the Savannah acquisition.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2013, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2013, our Bank had $70.4 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2013, our Bank had a total FHLB credit facility of $342.9 million with total outstanding letters of credit consuming $17.8 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of March 31, 2013:

				Losses	Remaining
	FDIC	Original	Original	Incurred *	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	Losses	Mark **	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	3/31/2013	for Loans	3/31/2013	Losses

CBT	$233,000	$340,039	$334,082	$287,689	$34,146	$11,133	$332,968
Habersham	94,000	124,363	119,978	82,917	9,809	4,517	97,243
BankMeridian	70,827	70,190	67,780	26,035	11,993	3,878	41,906
Total	$397,827	$534,592	$521,840	$396,641	$55,948	$19,528	$472,117

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2013, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $121.6 million at March 31, 2013.  Based on these criteria, we had five such credit concentrations at March 31, 2013, including loans to borrowers engaged in other activities related to real estate, loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to other holding companies (except bank holding companies).

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, the matters described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and the following:

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

•                  Merger completion risk, including the potential occurrence of any event, change or other circumstances that could give rise to the termination of the definitive merger agreement between SCBT and First Financial; the outcome of legal proceedings instituted against SCBT or First Financial; and  the potential inability to complete the proposed merger with First Financial due to a failure to satisfy the conditions to completion, including the receipt of regulatory and shareholder approvals;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2013 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2013 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except for those described below.

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

On April 17, 2012, SCBT entered into a memorandum of understanding (the “Peoples MOU”) with plaintiffs and other named defendants regarding the settlement of the Complaint. Under the terms of the Peoples MOU, SCBT, Peoples, the Director Defendants and the plaintiffs have agreed to settle the Arnette Lawsuit and release the defendants from all claims relating to the Peoples merger, subject to approval by the Court. If the Court approves the settlement contemplated by the Peoples MOU, the Arnette Lawsuit will be dismissed with prejudice. Pursuant to the terms of the Peoples MOU, SCBT and Peoples have made available additional information to Peoples shareholders in the Current Report on Form 8-K filed April 18, 2012. In return, the plaintiffs have agreed to the dismissal of the Arnette Lawsuit with prejudice and to withdraw all motions filed in connection with the Arnette

Lawsuit. If the Peoples MOU is finally approved by the Court, it is anticipated that the Peoples MOU will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Peoples merger, the Peoples merger agreement and any disclosures made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Peoples MOU may be terminated.

Rational Lawsuit.  On October 11, 2012, a purported shareholder of Savannah filed a lawsuit in the Supreme Court of the State of New York captioned Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012 (the “Rational Lawsuit”), naming Savannah, members of Savannah’s board of directors and SCBT as defendants. This lawsuit is purportedly brought on behalf of a putative class of Savannah’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The Rational Lawsuit alleges that Savannah, Savannah’s directors and SCBT breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the proposed merger between Savannah and SCBT. Among other relief, the Complaint seeks to enjoin the merger. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

On November 23, 2012, SCBT, Savannah and the other named defendants entered into a memorandum of understanding (the “Rational MOU”) with the Plaintiff regarding a settlement of the Rational Lawsuit. Pursuant to the Rational MOU, Savannah made available additional information concerning the Savannah merger to Savannah shareholders in a Current Report on Form 8-K. The Rational MOU provides that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to Savannah’s shareholders. If the settlement is finally approved by the Court, it is anticipated that the settlement will resolve and release all claims in the action that were or could have been brought challenging any aspect of the Savannah merger, the Savannah merger agreement, and any disclosure made in connection therewith, and that the action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Rational MOU may be terminated.

First Financial Litigation.  On March 5, 2013, a purported shareholder of First Financial filed a lawsuit in the Court of Chancery of the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., No. 8386-VCN.  On March 25, 2013, another purported shareholder of First Financial filed a lawsuit in the same court captioned Emmy Moore v. R. Wayne Hall et al., No. 8434-VCN.  On April 18, 2013, the Court of Chancery issued an order consolidating the two lawsuits into one action captioned In re First Financial Holdings, Inc. Shareholder Litigation, No. 8386-VCN.  On May 7, 2013, the plaintiffs filed a consolidated amended complaint on behalf of a putative class of First Financial’s common shareholders. The amended complaint alleges that First Financial, its directors and SCBT breached their fiduciary duties and/or aided and abetted such breaches of fiduciary duty by failing to disclose certain material information about the proposed merger between First Financial and SCBT.  The amended complaint further alleges that First Financial’s board of directors breached their fiduciary duties by attempting to sell First Financial to SCBT by means of an unfair process and for an unfair price and that SCBT aided and abetted these alleged breaches of fiduciary duty. Among other relief, the amended complaint seeks declaratory and injunctive relief to prevent the proposed merger between First Financial and SCBT. SCBT believes that the claims asserted in the amended complaint are without merit and that this litigation will not have any material adverse effect on the financial condition or operations of SCBT.

On May 3, 2013, a purported shareholder of SCBT filed a lawsuit in the Supreme Court of the State of New York in the County of New York captioned Rational Strategies Fund v. Robert R. Hill Jr. et al., No. 651625/2013, naming SCBT and members of its board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of SCBT’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The lawsuit alleges that SCBT and members of its board of directors breached duties by failing to disclose certain material information about the proposed merger between First Financial and SCBT. Among other relief, the Complaint seeks to enjoin the merger. SCBT believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of SCBT.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable

(c) Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	231	*	$41.59	—	147,872
February 1 - February 31	—		—	—	147,872
March 1 - March 30	5,848	*	50.62	—	147,872

Total	6,079			—	147,872

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit 2.1

Agreement and Plan of Merger, dated as of February 19, 2013, by and between SCBT Financial Corporation and First Financial Holdings, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013)

Exhibit 10.1

Form of Restricted Stock Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2013)

Exhibit 10.2

Form of Stock Option Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2013)

Exhibit 10.3

Form of Restricted Stock Unit Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 22, 2013)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                 As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCBT FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2013	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: May 9, 2013	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SCBT Financial Corporation for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                 As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.