Form 10-Q
period 2013-06-30
FIRST FINANCIAL HOLDINGS, INC.
filed 2013-08-09
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12669

FIRST FINANCIAL HOLDINGS, INC.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2013
Common Stock, $2.50 par value	24,057,792

First Financial Holdings, Inc. and Subsidiary

June 30, 2013 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$157,362	$185,708	$140,855
Interest-bearing deposits with banks	4,478	16,018	2,294
Federal funds sold and securities purchased under agreements to resell	274,641	179,004	166,770
Total cash and cash equivalents	436,481	380,730	309,919
Investment securities:
Securities held to maturity (fair value of $13,047, $16,553, and $17,743, respectively)	12,427	15,440	16,567
Securities available for sale, at fair value	511,347	534,883	478,472
Other investments	7,805	9,768	16,099
Total investment securities	531,579	560,091	511,138
Loans held for sale	47,980	65,279	42,525
Loans:
Acquired (covered of $239,082, $282,728, and $332,874, respectively; non-covered of $682,758, $792,014, and $227,184, respectively)	921,840	1,074,742	560,058
Less allowance for acquired loan losses	(31,597)	(32,132)	(35,813)
Non-acquired	2,665,595	2,571,003	2,481,251
Less allowance for non-acquired loan losses	(38,625)	(44,378)	(47,269)
Loans, net	3,517,213	3,569,235	2,958,227
Premises and equipment, net	109,794	115,587	106,458
FDIC receivable for loss share agreements	104,048	146,171	200,569
Goodwill	100,193	100,193	66,542
Other real estate owned (covered of $35,142, $34,257, and $53,146, respectively; non-covered of $33,486, $32,803, and $31,263, respectively)	68,628	67,060	84,409
Bank owned life insurance	43,286	42,737	35,543
Core deposit and other intangibles	23,159	25,199	13,429
Other assets	60,717	64,131	44,510
Total assets	$5,043,078	$5,136,413	$4,373,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,046,537	$981,963	$806,235
Interest-bearing	3,136,432	3,316,397	2,854,737
Total deposits	4,182,969	4,298,360	3,660,972
Federal funds purchased and securities sold under agreements to repurchase	262,447	238,621	220,264
Other borrowings	54,372	54,897	46,105
Other liabilities	26,698	36,986	21,022
Total liabilities	4,526,486	4,628,864	3,948,363
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 17,032,061, 16,937,464, and 15,085,991 shares issued and outstanding	42,580	42,344	37,715
Surplus	330,563	328,843	262,647
Retained earnings	153,040	135,986	126,304
Accumulated other comprehensive income (loss)	(9,591)	376	(1,760)
Total shareholders’ equity	516,592	507,549	424,906
Total liabilities and shareholders’ equity	$5,043,078	$5,136,413	$4,373,269

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$53,816	$42,120	$106,199	$81,898
Investment securities:
Taxable	2,096	2,870	4,257	4,906
Tax-exempt	1,174	201	2,381	395
Federal funds sold and securities purchased under agreements to resell	444	279	862	491
Total interest income	57,530	45,470	113,699	87,690
Interest expense:
Deposits	1,463	2,272	3,023	4,766
Federal funds purchased and securities sold under agreements to repurchase	115	110	251	236
Other borrowings	668	554	1,340	1,116
Total interest expense	2,246	2,936	4,614	6,118
Net interest income	55,284	42,534	109,085	81,572
Provision for loan losses	179	4,642	1,239	7,365
Net interest income after provision for loan losses	55,105	37,892	107,846	74,207
Noninterest income:
Service charges on deposit accounts	5,736	5,886	11,497	11,333
Bankcard services income	4,245	3,618	8,138	6,938
Mortgage banking income	1,957	3,052	5,352	4,882
Trust and investment services income	2,438	1,642	4,752	3,039
Securities gains	—	61	—	61
Amortization of FDIC indemnification assets, net	(7,310)	(4,370)	(14,481)	(7,603)
Other	1,419	1,855	2,750	2,567
Total noninterest income	8,485	11,744	18,008	21,217
Noninterest expense:
Salaries and employee benefits	23,746	18,262	46,998	36,310
Information services expense	2,992	2,902	6,184	5,370
OREO expense and loan related	2,820	2,115	5,922	4,831
Net occupancy expense	2,851	2,478	5,783	4,726
Furniture and equipment expense	2,266	2,371	4,783	4,610
Merger and conversion related expense	860	1,998	2,823	2,094
Bankcard expense	1,236	1,118	2,400	2,020
FDIC assessment and other regulatory charges	1,096	1,073	2,320	2,110
Amortization of intangibles	1,022	540	2,056	1,040
Advertising and marketing	648	553	1,490	1,310
Professional fees	760	732	1,451	1,365
Other	4,588	3,366	9,116	6,941
Total noninterest expense	44,885	37,508	91,326	72,727
Earnings:
Income before provision for income taxes	18,705	12,128	34,528	22,697
Provision for income taxes	6,173	4,097	11,347	7,638
Net income	$12,532	$8,031	$23,181	$15,059
Earnings per common share:
Basic	$0.75	$0.55	$1.38	$1.06
Diluted	$0.74	$0.55	$1.36	$1.05
Dividends per common share	$0.18	$0.17	$0.36	$0.34
Weighted-average common shares outstanding:
Basic	16,790	14,651	16,804	14,260
Diluted	16,990	14,733	16,986	14,334

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$12,532	$8,031	$23,181	$15,059
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(13,360)	2,109	(16,563)	1,783
Tax effect	5,094	(804)	6,315	(680)
Reclassification adjustment for gains included in net income	—	(61)	—	(61)
Tax effect	—	23	—	23
Net of tax amount	(8,266)	1,267	(10,248)	1,065
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	276	(306)	301	(267)
Tax effect	(105)	117	(115)	99
Reclassification adjustment for losses included in interest expense	76	73	153	144
Tax effect	(29)	(28)	(58)	(52)
Net of tax amount	218	(144)	281	(76)
Other comprehensive income (loss), net of tax	(8,048)	1,123	(9,967)	989
Comprehensive income	$4,484	$9,154	$13,214	$16,048

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income (loss):
Net income	—	—	—	—	—	15,059	—	15,059
Other comprehensive loss, net of tax	—	—	—	—	—	—	989	989
Total comprehensive income								16,048
Cash dividends declared at $.34 per share	—	—	—	—	—	(4,953)	—	(4,953)
Employee stock purchases	—	—	6,216	16	160	—	—	176
Stock options exercised	—	—	6,661	16	145	—	—	161
Restricted stock awards	—	—	41,374	103	(103)	—	—	—
Common stock repurchased	—	—	(10,423)	(26)	(302)	—	—	(328)
Share-based compensation expense	—	—	—	—	877	—	—	877
Common stock issued in Peoples Bancorporation acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Balance, June 30, 2012	—	$—	15,085,991	$37,715	$262,647	$126,304	$(1,760)	$424,906

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income (loss):
Net income	—	—	—	—	—	23,181	—	23,181
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,967)	(9,967)
Total comprehensive income								13,214
Cash dividends declared at $.36 per share	—	—	—	—	—	(6,127)	—	(6,127)
Employee stock purchases	—	—	4,932	12	183	—	—	195
Stock options exercised	—	—	20,746	51	534	—	—	585
Restricted stock awards	—	—	76,254	191	(191)	—	—	—
Common stock repurchased	—	—	(7,335)	(18)	(347)	—	—	(365)
Share-based compensation expense	—	—	—	—	1,541	—	—	1,541
Balance, June 30, 2013	—	$—	17,032,061	$42,580	$330,563	$153,040	$(9,591)	$516,592

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,181	$15,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,946	5,895
Provision for loan losses	1,239	7,365
Deferred income taxes	2,729	(21,282)
Gain on sale of securities	—	(61)
Gains on OREO sales	(4,976)	(5,359)
Share-based compensation expense	1,541	877
Loss on disposal of premises and equipment	15	2
Amortization of FDIC indemnification asset	14,481	7,603
Accretion on acquired loans	(47,862)	(20,979)
Net amortization of investment securities	2,283	1,564
OREO write downs	3,522	9,038
Net change in:
Loans held for sale	17,299	3,284
Accrued interest receivable	(1,612)	2,776
Prepaid assets	1,937	293
FDIC loss share receivable	27,642	54,479
Accrued interest payable	(795)	(1,021)
Accrued income taxes	6,901	10,568
Miscellaneous assets and liabilities	(9,179)	(41,663)
Net cash provided by operating activities	45,292	28,438
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	25,359
Proceeds from maturities and calls of investment securities held to maturity	3,014	—
Proceeds from maturities and calls of investment securities available for sale	89,297	48,475
Proceeds from sales of other investment securities	1,963	4,326
Purchases of investment securities available for sale	(84,585)	(89,133)
Net decrease in customer loans	76,229	81,413
Net cash received from acquisitions	—	10,923
Purchases of premises and equipment	(4,943)	(5,278)
Proceeds from sale of premises and equipment	—	15
Proceeds from sale of OREO	27,393	37,761
Net cash provided by investing activities	108,368	113,861
Cash flows from financing activities:
Net decrease in deposits	(115,391)	(28,571)
Net increase in federal funds purchased and securities sold under agreements to repurchase	23,826	30,286
Repayment of other borrowings	(631)	(577)
Common stock issuance	195	175
Common stock repurchased	(366)	(328)
Dividends paid on common stock	(6,127)	(4,953)
Stock options exercised	585	161
Net cash used in financing activities	(97,909)	(3,807)
Net increase in cash and cash equivalents	55,751	138,492
Cash and cash equivalents at beginning of period	380,730	171,425
Cash and cash equivalents at end of period	$436,481	$309,917

Supplemental Disclosures:
Cash paid for:
Interest	$5,268	$6,029
Income taxes	$5,036	$18,206

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $12,893 and $15,075, respectively; and non-covered of $15,170 and $18,950, respectively)	$28,063	$34,025

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in First Financial Holdings, Inc.’s (“SCBT” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013,  should be referenced when reading these unaudited condensed consolidated financial statements.

On July 26, 2013, SCBT acquired First Financial Holdings, Inc., and changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.”  Unless otherwise mentioned or unless the context requires otherwise, references herein to “SCBT,” the “Company” “we,” “us,” “our” or similar references mean First Financial Holdings, Inc. and its consolidated subsidiaries.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”).  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company’s financial statements.

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

Note 4 — Mergers and Acquisitions

First Financial Holdings, Inc. Acquisition

On July 26, 2013, the Company completed the previously announced merger with First Financial Holdings, Inc. (“First Financial”), of Charleston, South Carolina, the bank holding company for First Federal Bank (“First Federal).  With the completion of the merger, the Company changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.” The Company’s common stock will continue to trade under the symbol SCBT on the NASDAQ Global Select Market.  See Note 18 —Subsequent Events for additional information on the First Financial merger.

The Savannah Bancorp, Inc. Acquisition

On December 13, 2012, the Company acquired all of the outstanding common stock of The Savannah Bancorp, Inc. (“Savannah”), a bank holding company based in Savannah, Georgia, in a stock transaction.  Savannah common shareholders received 0.2503 shares of the Company’s common stock in exchange for each share of Savannah stock, resulting in the Company issuing 1,802,137 shares.  In total, the purchase price was $68.9 million including the value of “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $63,000.

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

				Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	Savannah	Adjustments		Adjustments		by SCBT
Assets
Cash and cash equivalents	$86,244	$—		$—		$86,244
Investment securities	75,460	(1,288	)(a)	31	(a)	74,203
Loans	660,555	(59,196	)(b)	—		601,359
Premises and equipment	12,555	(1,843	)(c)	(260	)(c)	10,452
Intangible assets	3,357	9,546	(d)	15	(d)	12,918
Other real estate owned and repossessed assets	13,934	(5,315	)(e)	819	(e)	9,438
Bank owned life insurance	6,705	—		—		6,705
Deferred tax asset	(790)	39,143	(f)	(328	)(f)	38,025
Other assets	8,497	(2,348	)(g)	—		6,149
Total assets	$866,517	$(21,301)		$277		$845,493

Liabilities
Deposits:
Noninterest-bearing	$129,902	$—		$—		$129,902
Interest-bearing	619,198	2,530	(h)	—		621,728
Total deposits	749,100	2,530		—		751,630
Federal funds purchased and securities sold under agreements to repurchase	13,491	—		—		13,491
Other borrowings	30,613	(232	)(i)	—		30,381
Other liabilities	8,026	6,657	(j)	(311	)(j)	14,372
Total liabilities	801,230	8,955		(311)		809,874
Net identifiable assets acquired over (under) liabilities assumed	65,287	(30,256)		588		35,619
Goodwill	—	33,886		(588)		33,298
Net assets acquired over liabilities assumed	$65,287	$3,630		$—		$68,917

Consideration:
SCBT Financial Corporation common shares issued	1,802,137
Purchase price per share of the Company’s common stock	$38.20
Company common stock issued and cash exchanged for fractional shares	68,854
Cash paid for stock options outstanding	63
Fair value of total consideration transferred	$68,917

Explanation of fair value adjustments

(a)—Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.

Note 4 — Mergers and Acquisitions (Continued)

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

Peoples Bancorporation, Inc. Acquisition

On April 24, 2012, the Company acquired all of the outstanding common stock of Peoples Bancorporation, Inc. (“Peoples”), a bank holding company based in Easley, South Carolina, in a stock transaction.  Peoples common shareholders received 0.1413 shares of the Company’s common stock in exchange for each share of Peoples stock, resulting in the Company issuing 1,002,741 common shares at a fair value of $31.1 million.  Peoples’ outstanding shares of preferred stock (including accrued and unpaid dividends) issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) were purchased by the Company for $13.4 million and retired as part of the merger transaction.  In total, the purchase price was $44.5 million including the value of outstanding stock options totaling $96,000.

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

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	Peoples	Adjustments		Adjustments		by SCBT
Assets
Cash and cash equivalents	$24,459	$—		$—		$24,459
Investment securities	176,334	(442	)(a)	—		175,892
Loans	262,858	(28,613	)(b)	—		234,245
Premises and equipment	10,094	3,240	(c)	(38	)(c)	13,296
Intangible assets	—	2,930	(d)	—		2,930
Other real estate owned and repossessed assets	13,257	(5,341	)(e)	188	(e)	8,104
Deferred tax asset	4,702	11,669	(f)	197	(f)	16,568
Other assets	17,588	(883	)(g)	—		16,705
Total assets	$509,292	$(17,440)		$347		$492,199

Liabilities
Deposits:
Noninterest-bearing	$54,884	$—		$—		$54,884
Interest-bearing	378,781	1,405	(h)	—		380,186
Total deposits	433,665	1,405		—		435,070
Other borrowings	9,542	—		—		9,542
Other liabilities	4,291	2,054	(i)	700	(i)	7,045
Total liabilities	447,498	3,459		700		451,657
Net identifiable assets acquired over (under) liabilities assumed	61,794	(20,899)		(353)		40,542
Goodwill	—	3,654		353		4,007
Net assets acquired over (under) liabilities assumed	$61,794	$(17,245)		$—		$44,549

Consideration:
SCBT Financial Corporation common shares issued	1,002,741
Purchase price per share of the Company’s common stock	$31.06
Company common stock issued and cash exchanged for fractional shares	31,160
Cash paid for stock options outstanding	96
Cash paid for TARP preferred stock	13,293
Fair value of total consideration transferred	$44,549

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

(i)—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2013:
State and municipal obligations	$12,427	$629	$(9)	$13,047

December 31, 2012:
State and municipal obligations	$15,440	$1,113	$—	$16,553

June 30, 2012:
State and municipal obligations	$16,567	$1,176	$—	$17,743

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2013:
Government-sponsored entities debt *	$100,231	$308	$(4,180)	$96,359
State and municipal obligations	140,427	2,338	(3,252)	139,513
Mortgage-backed securities **	272,932	3,668	(1,582)	275,018
Corporate stocks	241	217	(1)	457
	$513,831	$6,531	$(9,015)	$511,347
December 31, 2012:
Government-sponsored entities debt *	$87,584	$965	$(31)	$88,518
State and municipal obligations	147,201	5,647	(49)	152,799
Mortgage-backed securities **	285,800	7,489	(102)	293,187
Corporate stocks	241	139	(1)	379
	$520,826	$14,240	$(183)	$534,883
June 30, 2012:
Government-sponsored entities debt *	$64,195	$1,078	$(8)	$65,265
State and municipal obligations	135,068	3,764	(369)	138,463
Mortgage-backed securities **	267,593	6,578	(49)	274,122
FHLMC preferred stock***	147	112	—	259
Corporate stocks	240	123	—	363
	$467,243	$11,655	$(426)	$478,472

* - Government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

*** Securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2013:
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

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of June 30, 2013 and ultimate recoverability of the par value of these investments is probable.

Effective July 1, 2012, the Bank converted its national charter to a state charter and changed its name from SCBT, National Association to SCBT.  In conjunction with the charter conversion, the Bank became a non-member bank of the Federal Reserve and liquidated its entire position in Federal Reserve Bank stock on July 2, 2012, with no gain or loss.

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$750	$769	$3,683	$3,702
Due after one year through five years	1,075	1,131	15,602	15,921
Due after five years through ten years	7,843	8,225	129,597	127,463
Due after ten years	2,759	2,922	364,949	364,261
	$12,427	$13,047	$513,831	$511,347

Note 5 — Investment Securities (Continued)

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2013, December 31, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2013:
Securities Held to Maturity
State and municipal obligations	$9	$493	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$4,180	$83,549	$—	$—
State and municipal obligations	3,247	90,238	5	283
Mortgage-backed securities	1,582	105,472	—	—
Corporate Stocks	1	10	—	—
	$9,010	$279,269	$5	$283

December 31, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$31	$4,963	$—	$—
State and municipal obligations	49	9,602	—	—
Mortgage-backed securities	102	13,709	—	—
Corporate stocks	1	9	—	—
	$183	$28,283	$—	$—

June 30, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$8	$4,986	$—	$—
State and municipal obligations	369	45,232	—	—
Mortgage-backed securities	49	13,561	—	—
	$426	$63,779	$—	$—

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.  Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$285,370	$273,420	$279,519
Commercial non-owner occupied	298,768	290,071	284,147
Total commercial non-owner occupied real estate	584,138	563,491	563,666
Consumer real estate:
Consumer owner occupied	460,434	434,503	420,298
Home equity loans	250,988	255,284	257,061
Total consumer real estate	711,422	689,787	677,359
Commercial owner occupied real estate	802,125	784,152	763,338
Commercial and industrial	294,580	279,763	228,010
Other income producing property	136,957	133,713	132,193
Consumer	104,239	86,934	87,290
Other loans	32,134	33,163	29,395
Total non-acquired loans	2,665,595	2,571,003	2,481,251
Less allowance for loan losses	(38,625)	(44,378)	(47,269)
Non-acquired loans, net	$2,626,970	$2,526,625	$2,433,982

Note 6 — Loans and Allowance for Loan Losses (Continued)

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The majority of the acquired loans are accounted for in accordance with FASB ASC Topic 310-30.

The Company’s acquired loan portfolio is comprised of the following balances net of related discount:

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
June 30, 2013:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$16,979	$26,852	$43,831
Commercial real estate	16,596	33,787	50,383
Commercial real estate—construction and development	8,291	15,980	24,271
Residential real estate	34,940	59,290	94,230
Consumer	608	2,747	3,355
Commercial and industrial	4,886	13,594	18,480
Single pay	4,366	166	4,532
Total covered loans	$86,666	$152,416	$239,082
Non-covered loans:
Commercial real estate	46,275	227,186	273,461
Commercial real estate—construction and development	24,127	49,415	73,542
Residential real estate	35,359	184,028	219,387
Consumer	1,282	6,780	8,062
Commercial and industrial	2,652	36,001	38,653
Total non-covered loans	109,695	503,410	613,105
Total FASB ASC Topic 310-30 acquired loans	196,361	655,826	852,187
Total FASB ASC Topic 310-20 acquired loans (non-covered)	—	69,653	69,653
Total acquired loans	196,361	725,479	921,840
Less allowance for loan losses	(23,856)	(7,741)	(31,597)
Acquired loans, net	$172,505	$717,738	$890,243

December 31, 2012:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$19,483	$30,201	$49,684
Commercial real estate	22,946	40,016	62,962
Commercial real estate—construction and development	15,107	17,468	32,575
Residential real estate	39,050	65,761	104,811
Consumer	948	3,376	4,324
Commercial and industrial	8,281	15,319	23,600
Single pay	4,599	173	4,772
Total covered loans	$110,414	$172,314	$282,728
Non-covered loans:
Commercial real estate	53,259	256,703	309,962
Commercial real estate—construction and development	32,975	64,901	97,876
Residential real estate	40,585	209,731	250,316
Consumer	1,672	9,689	11,361
Commercial and industrial	3,064	46,220	49,284
Total non-covered loans	131,555	587,244	718,799
Total FASB ASC Topic 310-30 acquired loans	241,969	759,558	1,001,527
Total FASB ASC Topic 310-20 acquired loans (non-covered)	—	73,215	73,215
Total acquired loans	241,969	832,773	1,074,742
Less allowance for loan losses	(24,988)	(7,144)	(32,132)
Acquired loans, net	$216,981	$825,629	$1,042,610

Note 6 — Loans and Allowance for Loan Losses (Continued)

		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
June 30, 2012:
FASB ASC Topic 310-30 acquired loans:
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$20,442	$34,384	$54,826
Commercial real estate	30,776	54,756	85,532
Commercial real estate—construction and development	21,795	18,336	40,131
Residential real estate	42,493	67,356	109,849
Residential real estate—junior lien	1,288	1,430	2,718
Home equity	513	854	1,367
Consumer	1,802	3,929	5,731
Commercial and industrial	9,916	17,928	27,844
Single pay	4,704	172	4,876
Total covered loans	$133,729	$199,145	$332,874
Non-covered loans:
Commercial real estate	11,937	69,065	81,002
Commercial real estate—construction and development	9,068	16,516	25,584
Residential real estate	5,874	94,775	100,649
Home equity	21	3	24
Consumer	1,783	4,653	6,436
Commercial and industrial	1,357	12,132	13,489
Total non-covered loans	30,040	197,144	227,184
Total FASB ASC Topic 310-30 acquired loans	163,769	396,289	560,058
Less allowance for loan losses	(26,722)	(9,091)	(35,813)
Acquired loans, net	$137,047	$387,198	$524,245

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired loans (impaired and non-impaired) as of June 30, 2013, December 31, 2012, and June 30, 2012 are as follows:

	FASB ASC Topic 310-30 Loans
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
June 30, 2013:
Contractual principal and interest	$304,357	$798,006	$1,102,363
Non-accretable difference	(51,405)	(35,897)	(87,302)
Cash flows expected to be collected	252,952	762,109	1,015,061
Accretable yield	(56,591)	(106,283)	(162,874)
Carrying value	$196,361	$655,826	$852,187
Allowance for acquired loan losses	$(23,856)	$(7,741)	$(31,597)

December 31, 2012:
Contractual principal and interest	$376,894	$926,153	$1,303,047
Non-accretable difference	(86,514)	(54,157)	(140,671)
Cash flows expected to be collected	290,380	871,996	1,162,376
Accretable yield	(48,411)	(112,438)	(160,849)
Carrying value	$241,969	$759,558	$1,001,527
Allowance for acquired loan losses	$(24,988)	$(7,144)	$(32,132)

June 30, 2012:
Contractual principal and interest	$306,174	$540,095	$846,269
Non-accretable difference	(101,973)	(68,912)	(170,885)
Cash flows expected to be collected	204,201	471,183	675,384
Accretable yield	(40,432)	(74,894)	(115,326)
Carrying value	$163,769	$396,289	$560,058
Allowance for acquired loan losses	$(26,722)	$(9,091)	$(35,813)

The table above excludes $69.7 million ($73.8 million in contractual principal less a $4.1 million discount) in acquired loans at carrying value as of June 30, 2013 accounted for under FASB ASC Topic 310-20.  The table above excludes $73.2 million ($78.5 million in contractual principal less a $5.3 million discount) in acquired loans at carrying value as of December 31, 2012 accounted for under FASB ASC Topic 310-20.

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

The unpaid principal balance for acquired loans was $1.1 billion, $1.3 billion, and $744.4 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

The following are changes in the carrying value of acquired loans during the six months ended June 30, 2013 and 2012:

	FASB ASC Topic 310-30 Loans
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
Balance, December 31, 2012	$216,981	$752,414	$969,395
Net reductions for payments, foreclosures, and accretion	(43,335)	(104,935)	(148,270)
Change in the allowance for loan losses on acquired loans	(1,132)	597	(535)
Balance, June 30, 2013, net of allowance for loan losses on acquired loans	$172,514	$648,076	$820,590

Balance, December 31, 2011	$146,955	$223,626	$370,581
Fair value of acquired loans	30,735	203,510	234,245
Net reductions for payments, foreclosures, and accretion	(37,796)	(38,592)	(76,388)
Change in the allowance for loan losses on acquired loans	(2,847)	(1,346)	(4,193)
Balance, June 30, 2012, net of allowance for loan losses on acquired loans	$137,047	$387,198	$524,245

The following are changes in the carrying amount of accretable difference for acquired impaired and non-impaired loans for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Beginning at beginning of period	$160,849	$94,600
Addition from the Peoples acquisition	—	34,921
Interest income	(44,145)	(20,739)
Reclass of nonaccretable difference due to improvement in expected cash flows	51,060	16,680
Other changes, net	(4,890)	(10,136)
Balance at end of period	$162,874	$115,326

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

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.  Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable yield and recognized as interest income prospectively.  Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.  Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss.  The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $25,000 and the probability of default that is determined based upon historical data at the loan level.  The Company changed the threshold of loans reviewed from $500,000 during the second quarter in order to more accurately derive the expected loss in pools where there are few, if any, loans greater than $500,000.  Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools.  In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool.  Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.  (For further discussion of the Company’s allowance for loan losses on acquired loans, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012.)

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended June 30, 2013:
Balance at beginning of period	$41,669	$31,277	$72,946
Loans charged-off	(3,220)	—	(3,220)
Recoveries of loans previously charged off	576	—	576
Net charge-offs	(2,644)	—	(2,644)
Provision for loan losses	(400)	320	(80)
Benefit attributable to FDIC loss share agreements	—	259	259
Total provision for loan losses charged to operations	(400)	579	179
Provision for loan losses recorded through the FDIC loss share receivable	—	(259)	(259)
Balance at end of period	$38,625	$31,597	$70,222

Three months ended June 30, 2012:
Balance at beginning of period	$47,607	$34,355	$81,962
Loans charged-off	(5,555)	—	(5,555)
Recoveries of loans previously charged off	825	—	825
Net charge-offs	(4,730)	—	(4,730)
Provision for loan losses	4,392	1,458	5,850
Benefit attributable to FDIC loss share agreements	—	(1,208)	(1,208)
Total provision for loan losses charged to operations	4,392	250	4,642
Provision for loan losses recorded through the FDIC loss share receivable	—	1,208	1,208
Balance at end of period	$47,269	$35,813	$83,082

Note 6 — Loans and Allowance for Loan Losses (Continued)

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Six months ended June 30, 2013:
Balance at beginning of period	$44,378	$32,132	$76,510
Loans charged-off	(7,827)	—	(7,827)
Recoveries of loans previously charged off	1,621	—	1,621
Net charge-offs	(6,206)	—	(6,206)
Provision for loan losses	453	(535)	(82)
Benefit attributable to FDIC loss share agreements	—	1,321	1,321
Total provision for loan losses charged to operations	453	786	1,239
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,321)	(1,321)
Balance at end of period	$38,625	$31,597	$70,222

Six months ended June 30, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(11,253)	—	(11,253)
Recoveries of loans previously charged off	2,465	—	2,465
Net charge-offs	(8,788)	—	(8,788)
Provision for loan losses	6,690	4,193	10,883
Benefit attributable to FDIC loss share agreements	—	(3,518)	(3,518)
Total provision for loan losses charged to operations	6,690	675	7,365
Provision for loan losses recorded through the FDIC loss share receivable	—	3,518	3,518
Balance at end of period	$47,269	$35,813	$83,082

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended June 30, 2013:
Allowance for loan losses:
Balance, March 31, 2013	$9,236	$5,271	$8,208	$6,523	$3,536	$4,785	$3,459	$434	$217	$41,669
Charge-offs	(1,013)	—	(708)	(238)	(465)	(303)	(134)	(357)	—	(3,218)
Recoveries	135	73	5	41	27	37	102	154	—	574
Provision	73	(478)	479	112	(124)	(480)	(167)	195	(10)	(400)
Balance, June 30, 2013	$8,431	$4,866	$7,984	$6,438	$2,974	$4,039	$3,260	$426	$207	$38,625

Loans individually evaluated for impairment	$735	$636	$281	$667	$—	$—	$716	$—	$—	$3,035
Loans collectively evaluated for impairment	$7,696	$4,230	$7,703	$5,771	$2,974	$4,039	$2,544	$426	$207	$35,590

Loans:
Loans individually evaluated for impairment	$9,746	$3,694	$17,120	$1,322	$—	$1,534	$3,025	$—	$—	$36,441
Loans collectively evaluated for impairment	275,624	295,075	785,005	459,112	250,988	293,046	133,932	104,239	32,133	2,629,154

Total non-acquired loans	$285,370	$298,769	$802,125	$460,434	$250,988	$294,580	$136,957	$104,239	$32,133	$2,665,595

Three months ended June 30, 2012:
Allowance for loan losses:
Balance, March 31, 2012	$12,598	$5,662	$9,271	$7,567	$4,033	$3,750	$3,517	$1,075	$134	$47,607
Charge-offs	(2,622)	(371)	(180)	(859)	(548)	(105)	(285)	(522)	(63)	(5,555)
Recoveries	246	80	1	8	225	72	22	171	—	825
Provision	2,045	61	384	901	282	48	156	340	175	4,392
Balance, June 30, 2012	$12,267	$5,432	$9,476	$7,617	$3,992	$3,765	$3,410	$1,064	$246	$47,269

Loans individually evaluated for impairment	$1,861	$177	$553	$229	$—	$—	$142	$—	$—	$2,962
Loans collectively evaluated for impairment	$10,406	$5,255	$8,923	$7,388	$3,992	$3,765	$3,268	$1,064	$246	$44,307

Loans:
Loans individually evaluated for impairment	$17,320	$5,901	$15,885	$2,667	$—	$479	$2,863	$—	$—	$45,115
Loans collectively evaluated for impairment	262,199	278,246	747,453	417,631	257,061	227,531	129,330	87,290	29,395	2,436,136

Total non-acquired loans	$279,519	$284,147	$763,338	$420,298	$257,061	$228,010	$132,193	$87,290	$29,395	$2,481,251

The following tables present a disaggregated analysis of activity in the allowance for loan losses for non-acquired loans:

	Construction	Commercial	Commerical	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

Six months ended June 30, 2013
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(3,212)	—	(1,403)	(388)	(662)	(627)	(473)	(1,062)	—	(7,827)
Recoveries	393	327	15	130	99	136	111	410	—	1,621
Provision	414	(382)	629	128	(89)	(409)	(125)	297	(10)	453
Balance, June 30, 2013	$8,431	$4,866	$7,984	$6,438	$2,974	$4,039	$3,260	$426	$207	$38,625

Six months ended June 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(3,632)	(1,373)	(1,675)	(1,305)	(1,048)	(435)	(740)	(931)	(114)	(11,253)
Recoveries	1,026	96	2	20	406	182	295	427	11	2,465
Provision	2,500	600	793	1,449	365	117	219	423	224	6,690
Balance, June 30, 2012	$12,267	$5,432	$9,476	$7,617	$3,992	$3,765	$3,410	$1,064	$246	$47,269

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-					FASB ASC
	Than or Equal	Commercial	Construction and	Residential		Commercial		Topic 310-20
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Loans	Total
Three months ended June 30, 2013:
Allowance for loan losses:
Balance, March 31, 2013	$14,956	$842	$2,484	$4,561	$89	$3,783	$4,562	$—	$31,277
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,527)	(21)	1,908	588	385	(830)	(183)	—	320
Benefit attributable to FDIC loss share agreements	1,451	(22)	(1,412)	(394)	(326)	788	174	—	259
Total provision for loan losses charged to operations	(76)	(43)	496	194	59	(42)	(9)	—	579
Provision for loan losses recorded through the FDIC loss share receivable	(1,451)	22	1,412	394	326	(788)	(174)	—	(259)
Balance, June 30, 2013	$13,429	$821	$4,392	$5,149	$474	$2,953	$4,379	$—	$31,597
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$13,429	$821	$4,392	$5,149	$474	$2,953	$4,379	$—	$31,597

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	43,831	323,844	97,813	313,617	11,417	57,133	4,532	69,653	921,840
Total acquired loans	$43,831	$323,844	$97,813	$313,617	$11,417	$57,133	$4,532	$69,653	$921,840

Three months ended June 30, 2012:
Allowance for loan losses:
Balance,March 31, 2012	$16,850	$1,392	$2,057	$4,335	$10	$4,583	$5,128	$—	$34,355
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	21	420	1,181	80	63	166	(473)	—	1,458
Benefit attributable to FDIC loss share agreements	(20)	(399)	(948)	(74)	(58)	(158)	449	—	(1,208)
Total provision for loan losses charged to operations	1	21	233	6	5	8	(24)	—	250
Provision for loan losses recorded through the FDIC loss share receivable	20	399	948	74	58	158	(449)	—	1,208
Balance, June 30, 2012	$16,871	$1,812	$3,238	$4,415	$73	$4,749	$4,655	$—	$35,813
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$16,871	$1,812	$3,238	$4,415	$73	$4,749	$4,655	$—	$35,813

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	54,826	166,534	65,715	214,607	12,167	41,333	4,876	—	560,058
Total acquired loans	$54,826	$166,534	$65,715	$214,607	$12,167	$41,333	$4,876	$—	$560,058

*—The carrying value of FASB ASC Topic 310-30 acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses for acquired loans:

	Commercial		Commerical
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total

Six months ended June 30, 2013
Allowance for loan losses:
Balance, December 31, 2012	$15,408	$1,517	$1,628	$4,616	$96	$4,305	$4,562	$32,132
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable to FDIC loss share agreements	(1,979)	(696)	2,764	533	378	(1,352)	(183)	(535)
Benefit attributable to FDIC loss share agreements	1,880	504	(2,098)	(104)	(319)	1,284	174	1,321
Total provision for loan losses charged to operations	(99)	(192)	666	429	59	(68)	(9)	786
Provision for loan losses recorded through the FDIC loss share receivable	(1,880)	(504)	2,098	104	319	(1,284)	(174)	(1,321)
Balance, June 30, 2013	$13,429	$821	$4,392	$5,149	$474	$2,953	$4,379	$31,597

Six months ended June 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$31,620
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attibutable attibutable to FDIC loss share agreements	165	494	3,238	(1,056)	73	185	1,094	4,193
Benefit attributable to FDIC loss share agreements	(158)	(468)	(2,612)	1,036	(69)	(176)	(1,039)	(3,486)
Total provision for loan losses charged to operations	7	26	626	(20)	4	9	55	707
Provision for loan losses recorded through the FDIC loss share receivable	158	468	2,612	(1,036)	69	176	1,039	3,486
Balance, June 30, 2012	$16,871	$1,812	$3,238	$4,415	$73	$4,749	$4,655	$35,813

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

·                  Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

·                  Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

·                  Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

·                  Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$236,677	$215,793	$220,073	$252,917	$232,714	$225,222	$749,992	$716,578	$690,749
Special mention	26,844	31,670	30,495	35,359	38,473	37,625	21,963	31,800	31,645
Substandard	21,849	25,957	28,951	10,492	18,884	21,300	30,170	35,774	40,944
Doubtful	—	—	—	—	—	—	—	—	—
	$285,370	$273,420	$279,519	$298,768	$290,071	$284,147	$802,125	$784,152	$763,338

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$278,364	$265,148	$212,302	$118,081	$114,809	$113,443	$1,636,031	$1,545,042	$1,461,789
Special mention	7,061	8,626	9,458	9,402	9,324	9,583	100,629	119,893	118,806
Substandard	9,155	5,989	6,250	9,474	9,580	9,167	81,140	96,184	106,612
Doubtful	—	—	—	—	—	—	—	—	—
	$294,580	$279,763	$228,010	$136,957	$133,713	$132,193	$1,817,800	$1,761,119	$1,687,207

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$418,601	$388,822	$374,359	$238,037	$241,184	$242,639	$103,014	$85,517	$86,023
Special mention	20,698	24,515	23,540	7,875	7,837	8,823	931	897	781
Substandard	21,135	21,166	22,399	5,051	6,239	5,564	294	519	486
Doubtful	—	—	—	25	24	35	—	1	—
	$460,434	$434,503	$420,298	$250,988	$255,284	$257,061	$104,239	$86,934	$87,290

	Other			Consumer Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2013	2012	2012	2013	2012	2012
Pass	$32,134	$33,163	$29,395	$791,786	$748,686	$732,416
Special mention	—	—	—	29,504	33,249	33,144
Substandard	—	—	—	26,480	27,924	28,449
Doubtful	—	—	—	25	25	35
	$32,134	$33,163	$29,395	$847,795	$809,884	$794,044

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Pass	$2,427,817	$2,293,728	$2,194,205
Special mention	130,133	153,142	151,950
Substandard	107,620	124,108	135,061
Doubtful	25	25	35
	$2,665,595	$2,571,003	$2,481,251

At June 30, 2013, the aggregate amount of non-acquired substandard and doubtful loans totaled $107.6 million. When these loans are combined with non-acquired OREO of $16.0 million, our non-acquired classified assets (as defined by the state of South Carolina and the FDIC, our primary federal regulators) were $123.6 million. At December 31, 2012, the amounts were $124.1 million, $19.1 million, and $143.2 million, respectively. At June 30, 2012, the amounts were $135.1 million, $25.5 million, and $160.6 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of covered acquired loans, net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 21):

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$15,469	$14,355	$17,395	$22,574	$22,687	$27,336	$7,297	$7,134	$7,861
Special mention	2,719	3,470	3,405	8,708	10,609	13,914	2,814	3,474	5,621
Substandard	25,644	31,859	34,026	18,942	29,501	44,049	14,160	21,154	25,075
Doubtful	—	—	—	159	165	233	1	813	1,574
	$43,832	$49,684	$54,826	$50,383	$62,962	$85,532	$24,272	$32,575	$40,131

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$39,776	$41,907	$43,200	$1,829	$2,215	$2,575	$7,546	$8,073	$9,141
Special mention	16,920	20,915	25,603	184	574	849	2,093	3,744	4,145
Substandard	37,511	41,963	43,341	1,342	1,534	2,224	8,840	11,753	14,488
Doubtful	23	26	1,790	—	1	83	—	30	70
	$94,230	$104,811	$113,934	$3,355	$4,324	$5,731	$18,479	$23,600	$27,844

	Single Pay
	June 30,	December 31,	June 30,
	2013	2012	2012
Pass	$56	$57	$1,714
Special mention	—	52	54
Substandard	4,475	4,663	3,108
Doubtful	—	—	—
	$4,531	$4,772	$4,876

The following table presents the credit risk profile by risk grade of non-covered acquired loans, net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 21):

				Commercial Real Estate—
	Commercial Real Estate			Construction and Development			Residential Real Estate
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$156,156	$274,721	$71,923	$26,950	$80,008	$18,131	$135,878	$213,069	$96,349
Special mention	42,414	11,670	4,622	15,417	4,268	970	30,276	17,324	1,932
Substandard	74,890	23,571	4,456	31,175	13,600	6,481	53,152	19,923	2,391
Doubtful	—	—	1	—	—	2	82	—	1
	$273,460	$309,962	$81,002	$73,542	$97,876	$25,584	$219,388	$250,316	$100,673

	Consumer			Commercial & Industrial			FASB ASC Topic 310-20 Loans
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$7,194	$10,712	$5,805	$33,620	$45,973	$11,695	$59,518	$71,174	$—
Special mention	294	209	358	1,476	1,549	652	4,290	574	—
Substandard	574	440	273	3,557	1,762	1,141	5,845	1,467	—
Doubtful	—	—	—	—	—	1	—	—	—
	$8,062	$11,361	$6,436	$38,653	$49,284	$13,489	$69,653	$73,215	$—

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2013
Commercial real estate:
Construction and land development	$935	$1,134	$5,678	$7,747	$277,623	$285,370
Commercial non-owner occupied	291	—	3,558	3,849	294,919	298,768
Commercial owner occupied	2,607	116	7,602	10,325	791,800	802,125
Consumer real estate:
Consumer owner occupied	3,651	922	3,307	7,880	452,554	460,434
Home equity loans	553	489	152	1,194	249,794	250,988
Commercial and industrial	1,127	129	1,555	2,811	291,769	294,580
Other income producing property	714	1,092	2,648	4,454	132,503	136,957
Consumer	178	46	29	253	103,986	104,239
Other loans	53	12	36	101	32,033	32,134
	$10,109	$3,940	$24,565	$38,614	$2,626,981	$2,665,595

December 31, 2012
Commercial real estate:
Construction and land development	$812	$701	$10,435	$11,948	$261,472	$273,420
Commercial non-owner occupied	1,013	572	3,605	5,190	284,881	290,071
Commercial owner occupied	1,141	40	9,827	11,008	773,144	784,152
Consumer real estate:
Consumer owner occupied	1,433	241	4,045	5,719	428,784	434,503
Home equity loans	735	170	395	1,300	253,984	255,284
Commercial and industrial	1,187	513	549	2,249	277,514	279,763
Other income producing property	322	278	3,253	3,853	129,860	133,713
Consumer	364	151	112	627	86,307	86,934
Other loans	49	41	36	126	33,037	33,163
	$7,056	$2,707	$32,257	$42,020	$2,528,983	$2,571,003

June 30, 2012
Commercial real estate:
Construction and land development	$1,428	$852	$14,349	$16,629	$262,890	$279,519
Commercial non-owner occupied	870	827	4,435	6,132	278,015	284,147
Commercial owner occupied	3,385	407	7,677	11,469	751,869	763,338
Consumer real estate:
Consumer owner occupied	1,281	872	5,571	7,724	412,574	420,298
Home equity loans	472	273	381	1,126	255,935	257,061
Commercial and industrial	355	331	743	1,429	226,581	228,010
Other income producing property	677	981	2,997	4,655	127,538	132,193
Consumer	376	158	31	565	86,725	87,290
Other loans	64	24	31	119	29,276	29,395
	$8,908	$4,725	$36,215	$49,848	$2,431,403	$2,481,251

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2013
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$—	$1,210	$19,435	$20,645	$23,186	$43,831
Commercial real estate	3,675	404	6,920	10,999	39,384	50,383
Commercial real estate—construction and development	775	984	7,766	9,525	14,746	24,271
Residential real estate	1,836	2,087	11,086	15,009	79,221	94,230
Consumer	56	31	522	609	2,746	3,355
Commercial and industrial	183	250	3,714	4,147	14,333	18,480
Single pay	4,366	47	62	4,475	57	4,532
	10,891	5,013	49,505	65,409	173,673	239,082
Non-covered loans:
Commercial real estate	5,054	2,604	7,566	15,224	258,237	273,461
Commercial real estate—construction and development	695	253	11,111	12,059	61,483	73,542
Residential real estate	5,311	1,290	7,985	14,586	204,801	219,387
Consumer	472	48	96	616	7,446	8,062
Commercial and industrial	230	131	421	782	37,870	38,652
FASB ASC Topic 310-20 loans	623	128	947	1,698	67,956	69,654
	12,385	4,454	28,126	44,965	637,793	682,758
	$23,276	$9,467	$77,631	$110,374	$811,466	$921,840
December 31, 2012
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$922	$993	$22,471	$24,386	$25,298	$49,684
Commercial real estate	3,154	1,536	12,162	16,852	46,110	62,962
Commercial real estate—construction and development	1,381	220	11,615	13,216	19,359	32,575
Residential real estate	2,502	2,636	12,328	17,466	87,345	104,811
Consumer	67	19	687	773	3,551	4,324
Commercial and industrial	739	190	4,870	5,799	17,801	23,600
Single pay	1	3,256	62	3,319	1,453	4,772
	8,766	8,850	64,195	81,811	200,917	282,728
Non-covered loans:
Commercial real estate	2,712	770	5,326	8,808	301,154	309,962
Commercial real estate—construction and development	1,595	1,353	7,103	10,051	87,825	97,876
Residential real estate	5,109	2,193	5,987	13,289	237,027	250,316
Consumer	114	57	49	220	11,141	11,361
Commercial and industrial	529	97	277	903	48,381	49,284
FASB ASC Topic 310-20 loans	388	111	148	647	72,568	73,215
	10,447	4,581	18,890	33,918	758,096	792,014
	$19,213	$13,431	$83,085	$115,729	$959,013	$1,074,742
June 30, 2012
Covered loans:
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$23,580	$23,580	$31,246	$54,826
Commercial real estate	2,070	592	16,470	19,132	66,400	85,532
Commercial real estate—construction and development	1,450	1,080	14,638	17,168	22,963	40,131
Residential real estate	4,654	1,147	11,392	17,193	96,741	113,934
Consumer	206	192	913	1,311	4,420	5,731
Commercial and industrial	561	169	4,600	5,330	22,514	27,844
Single pay	20	58	590	668	4,208	4,876
	8,961	3,238	72,183	84,382	248,492	332,874
Non-covered loans:
Commercial real estate	1,092	130	1,101	2,323	78,679	81,002
Commercial real estate—construction and development	365	4	2,762	3,131	22,453	25,584
Residential real estate	914	170	276	1,360	99,313	100,673
Consumer	187	41	48	276	6,160	6,436
Commercial and industrial	21	62	67	150	13,339	13,489
	2,579	407	4,254	7,240	219,944	227,184
	$11,540	$3,645	$76,437	$91,622	$468,436	$560,058

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
June 30, 2013
Commercial real estate:
Construction and land development	$19,888	$7,005	$2,741	$9,746	$735
Commercial non-owner occupied	4,879	1,523	2,171	3,694	636
Commercial owner occupied	21,055	14,610	2,510	17,120	281

Consumer real estate:
Consumer owner occupied	1,419	—	1,322	1,322	667
Home equity loans	—	—	—	—	—

Commercial and industrial	1,799	1,534		1,534
Other income producing property	3,666	592	2,433	3,025	716
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$52,706	$25,264	$11,177	$36,441	$3,035

December 31, 2012
Commercial real estate:
Construction and land development	$21,350	$8,659	$4,890	$13,549	$1,573
Commercial non-owner occupied	7,564	3,148	2,196	5,344	411
Commercial owner occupied	23,566	15,698	4,514	20,212	648

Consumer real estate:
Consumer owner occupied	2,040	—	1,954	1,954	213
Home equity loans	—	—	—	—	—

Commercial and industrial	2,595	464	1,319	1,783	1,030
Other income producing property	4,656	1,382	3,011	4,393	1,004
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,771	$29,351	$17,884	$47,235	$4,879

June 30, 2012
Commercial real estate:
Construction and land development	$24,501	$11,262	$6,058	$17,320	$1,861
Commercial non-owner occupied	8,693	5,270	632	5,902	177
Commercial owner occupied	19,975	9,783	6,102	15,885	553

Consumer real estate:
Consumer owner occupied	2,761	1,460	1,206	2,666	229
Home equity loans	—	—	—	—	—

Commercial and industrial	547	479	—	479	—
Other income producing property	3,351	1,737	1,126	2,863	142
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$59,828	$29,991	$15,124	$45,115	$2,962

Acquired loans are accounted for in pools as shown on page 21 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on non-acquired impaired loans:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$11,406	$9	$21,107	$34
Commercial non-owner occupied	4,620	—	16,357	15
Commercial owner occupied	16,985	13	7,592	64

Consumer real estate:
Consumer owner occupied	1,322	2	2,981	21
Home equity loans	—	—	—	—

Commercial and industrial	1,900	—	1,079	—
Other income producing property	3,771	—	4,011	4
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$40,004	$24	$53,127	$138

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$12,457	$27	$21,657	$51
Commercial non-owner occupied	4,838	1	17,316	15
Commercial owner occupied	15,141	61	8,887	108

Consumer real estate:
Consumer owner occupied	1,336	7	2,488	42
Home equity loans	—	—	—	—

Commercial and industrial	2,024	—	1,351	—
Other income producing property	4,117	8	3,774	17
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$39,913	$104	$55,473	$233

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Commercial non-owner occupied real estate:
Construction and land development	$8,575	$11,961	$15,264
Commercial non-owner occupied	3,742	4,780	5,215
Total commercial non-owner occupied real estate	12,317	16,741	20,479
Consumer real estate:
Consumer owner occupied	8,596	8,025	7,690
Home equity loans	755	1,835	1,023
Total consumer real estate	9,351	9,860	8,713
Commercial owner occupied real estate	11,801	14,146	12,946
Commercial and industrial	1,847	2,152	1,037
Other income producing property	5,450	5,405	4,542
Consumer	88	83	223
Other loans	—	—	—
Restructured loans	11,689	13,151	9,530
Total loans on nonaccrual status	$52,543	$61,538	$57,470

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	—	$—	$—	1	$165	$162
Commercial non-owner occupied	1	247	247
Commercial owner occupied	1	750	750	1	443	442
Consumer owner occupied	—	—	—	—	—	—
Other income producing property	—	—	—	—	—	—
Total interest rate modifications	2	$997	$997	2	$608	$604

Term modification
Construction and land development	—	—	—	1	230	226
Commercial owner occupied	—	—	—	—	—	—
Consumer owner occupied	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total term modifications	—	$—	$—	1	$230	$226

	2	$997	$997	3	$838	$830

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	—	$—	$—	1	$165	$162
Commercial non-owner occupied	1	247	247
Commercial owner occupied	1	750	750	2	1,144	1,143
Consumer owner occupied	1	124	122	—	—	—
Other income producting property	—	—	—	—	—	—
Total interest rate modifications	3	$1,121	$1,119	3	$1,309	$1,305

Term modification
Construction and land development	1	696	134	1	230	226
Commercial owner occupied	—	—	—	—	—	—
Consumer owner occupied	—	—	—	—	—	—
Total term modifications	1	$696	$134	1	$230	$226

	4	$1,817	$1,253	4	$1,539	$1,531

At June 30, 2013, December 31, 2012, and June 30, 2012, the balance of accruing TDRs was $4.3 million, $6.3 million, and $6.6 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of June 30, 2013 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	7	$6,177	—	$—	—	$—
Term modification	3	1,401	—	—	—	—
	10	$7,578	—	$—	—	$—

The amount of specific reserve associated with non-acquired restructured loans was $687,000 at June 30, 2013, none of which was related to the restructured loans that had subsequently defaulted.  The Company had $15,000 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2013.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$146,171	$262,651
Increase (decrease) in expected losses on loans	(1,321)	3,518
Additional losses on OREO	574	6,058
Reimbursable expenses	2,607	4,837
Amortization of discounts and premiums, net	(14,481)	(7,603)
Reimbursements from FDIC	(29,502)	(68,892)
Balance at end of period	$104,048	$200,569

The FDIC indemnification asset is measured separately from the related covered assets.  At June 30, 2013, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $47.7 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  Subsequent to June 30, 2013, the Company expects to receive $8.0 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to the BankMeridian acquisition.  This amount is determined each reporting period and at June 30, 2013, was estimated to be approximately $3.7 million at the end of the loss share agreement (in ten years).  The actual payment will be determined at the end of the loss sharing agreement term for each of the three FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the Community Bank & Trust (“CBT”) or Habersham Bank (“HB”) FDIC-assisted transactions as of June 30, 2013.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at June 30, 2013:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Additions	15,170	12,893	28,063
Write-downs	(2,587)	(935)	(3,522)
Sold	(11,345)	(11,073)	(22,418)
Balance, June 30, 2013	$33,486	$35,142	$68,628

Note 8—Other Real Estate Owned (Continued)

The following is a summary of information pertaining to OREO at June 30, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	7,916	—	7,916
Additions	18,950	15,075	34,025
Write-downs	(2,622)	(6,416)	(9,038)
Sold	(11,003)	(21,362)	(32,365)
Balance, June 30, 2012	$31,263	$53,146	$84,409

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At June 30, 2013, there were 311 properties included in OREO, with 140 uncovered and 171 covered by loss share agreement with the FDIC.  At June 30, 2012, there were 692 properties in OREO, with 134 uncovered and 558 covered by loss share agreement with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012

Certificates of deposit	$944,080	$1,062,842	$978,927
Interest-bearing demand deposits	1,839,220	1,911,673	1,570,287
Non-interest bearing demand deposits	1,046,537	981,963	806,235
Savings deposits	350,061	341,103	302,672
Other time deposits	3,071	779	2,851
Total deposits	$4,182,969	$4,298,360	$3,660,972

The aggregate amounts of time deposits in denominations of $100,000 or more at June 30, 2013, December 31, 2012, and June 30, 2012 were $398.5 million, $464.6 million and $418.3 million, respectively.  In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At June 30, 2013, December 31, 2012, and June 30, 2012, the Company had $116.7 million, $129.6 million, and $128.8 million in certificates of deposits greater than $250,000, respectively.  At June 30, 2013 and December 31, 2012, the Company had $1.3 million and $13.0 million in traditional, out-of-market brokered deposits.  The Company did not have brokered certificates of deposit at June 30, 2012.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2013.

Note 10 — Retirement Plans (Continued)

The components of net periodic pension expense recognized during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Interest cost	$(250)	$(258)	$(500)	$(516)
Expected return on plan assets	430	407	860	815
Recognized net actuarial loss	(301)	(267)	(602)	(534)
Net periodic pension expense	$(121)	$(118)	$(242)	$(235)

The Company contributed $300,000 and $600,000 to the pension plan for the three and six months ended June 30, 2013, respectively, and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.  The Company expensed $748,000 and $342,000 for the 401(k) plan during the three months ended June 30, 2013 and 2012, respectively.  The Company expensed $1.2 million and $667,000 for the 401(k) plan during the six months ended June 30, 2013 and 2012, respectively.

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

Note 11 — Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2013	2012	2013	2012
Basic earnings per share:
Net income	$12,532	$8,031	$23,181	$15,059

Weighted-average basic shares	16,790	14,651	16,804	14,260
Basic earnings per share	$0.75	$0.55	$1.38	$1.06

Diluted earnings per share:
Net income	$12,532	$8,031	$23,181	$15,059

Weighted-average basic shares	16,790	14,651	16,804	14,260
Effect of dilutive securities	200	82	182	74
Weighted-average dilutive shares	16,990	14,733	16,986	14,334
Diluted earnings per share	$0.74	$0.55	$1.36	$1.05

The calculation of diluted earnings per share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Number of shares	21,361	141,329	21,361	155,440
Range of exercise prices	$41.45-$41.45	$31.10 - $40.99	$41.45-$41.45	$31.10 - $40.99

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2013	340,140	$31.79
Granted	23,007	41.45
Exercised	(20,746)	28.21
Expired/Forfeited	(1,446)	22.13
Outstanding at June 30, 2013	340,955	32.70	4.77	$6,032

Exercisable at June 30, 2013	278,094	32.08	3.97	$5,091

Weighted-average fair value of options granted during the year	$15.66

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2013	2012

Dividend yield	1.70%	2.10%
Expected life	6 years	6 years
Expected volatility	42%	46%
Risk-free interest rate	1.02%	1.06%

As of June 30, 2013, there was $661,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.46 years as of June 30, 2013.  The total fair value of shares vested during the six months ended June 30, 2013 was $397,000.

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

Note 12 — Share-Based Compensation (Continued)

Nonvested restricted stock for the six months ended June 30, 2013 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2013	172,847	$30.84
Granted	76,754	42.04
Vested	(7,575)	32.82
Forfeited	(519)	41.10
Nonvested at June 30, 2013	241,507	34.31

As of June 30, 2013, there was $5.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 3.28 years as of June 30, 2013.  The total fair value of shares vested during the six months ended June 30, 2013 was $249,000.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the six months ended June 30, 2013, the Company accrued at the target RSU award level, or for 70.9% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2013 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2013	—	$—
Granted	36,876	50.45
Nonvested at June 30, 2013	36,876	50.45

As of June 30, 2013, there was $1.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.50 years as of June 30, 2013.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2013, commitments to extend credit and standby letters of credit totaled $878.4 million.  The Company does not anticipate any material losses as a result of these transactions.

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The Level 3 security is an unrated single-issue private placement bond that was acquired in the Savannah transaction. This security is considered a Level 3 because there is not an active market for the security. Management considers the credit quality of the underlying issuer in determining the fair value of the security. During the second quarter of 2013, the issuer paid off the security for $3.8 million and the Company realized a $31,000 gain on the payoff of the security.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are nonrecurring Level 2.

Note 14 — Fair Value (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013:
Assets
Derivative financial instruments	$212	$—	$212	$—
Securities available for sale:
Government-sponsored entities debt	96,359	—	96,359	—
State and municipal obligations	139,513	—	139,513	—
Mortgage-backed securities	275,018	—	275,018	—
Corporate stocks	457	432	25	—
Total securities available for sale	511,347	432	510,915	—
	$511,559	$432	$511,127	$—
Liabilities
Derivative financial instruments	$1,262	$—	$1,262	$—

December 31, 2012:
Assets
Derivative financial instruments	$312	$—	$312	$—
Securities available for sale:
Government-sponsored entities debt	88,518	—	88,518	—
State and municipal obligations	152,799	—	148,948	3,851
Mortgage-backed securities	293,187	—	293,187	—
Corporate stocks	379	354	25	—
Total securities available for sale	534,883	354	530,678	3,851
	$535,195	$354	$530,990	$3,851
Liabilities
Derivative financial instruments	$1,813	$—	$1,813	$—

June 30, 2012:
Assets
Securities available for sale:
Government-sponsored entities debt	$65,265	$—	$65,265	$—
State and municipal obligations	138,463	—	138,463	—
Mortgage-backed securities	274,122	—	274,122	—
FHLMC preferred stock	259	—	259	—
Corporate stocks	363	338	25	—
Total securities available for sale	$478,472	$338	$478,134	$—
Liabilities
Derivative financial instruments	$1,514	$—	$1,514	$—

Note 14 — Fair Value (Continued)

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2013 and 2012.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2012.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2013	$3,851	$—
Change in unrealized loss recognized in other comprehensive income	—	—
Total realized losses included in income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	(3,851)	—
Transfers in and/or out of level 3	—	—
Fair value, June 30, 2013	$—	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2013 or 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013:
OREO	$52,638	$—	$—	$52,638
Non-acquired impaired loans	5,564	—	—	5,564

December 31, 2012:
OREO	$66,505	$—	$—	$66,505
Non-acquired impaired loans	42,356	—	—	42,356

June 30, 2012:
OREO	$63,360	$—	$—	$63,360
Non-acquired impaired loans	12,317	—	—	12,317

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

General Range
	Valuation Technique	Unobservable Input	(Weighted Average)
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25% (8.33%)
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50% (32.83%)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013, December 31, 2012 and June 30, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2013
Financial assets:
Cash and cash equivalents	$436,481	$436,481	$436,481	$—	$—
Investment securities	531,579	532,199	8,237	523,962	—
Loans, net of allowance for loan losses, and loans held for sale	3,565,193	3,578,267	—	47,980	3,530,287
FDIC receivable for loss share agreements	104,048	64,569	—	—	64,569
Accrued interest receivable	9,801	9,801	—	2,846	6,955
Interest rate swap — non-designated hedge	212	212	—	212	—
Financial liabilities:
Deposits	4,182,969	4,049,826	—	4,049,826	—
Federal funds purchased and securities sold under agreements to repurchase	262,447	262,447	—	262,447	—
Other borrowings	54,372	55,719	—	55,719	—
Accrued interest payable	1,391	1,391	—	1,391	—
Interest rate swap — cash flow hedge	1,050	1,050	—	1,050	—
Interest rate swap — non-designated hedge	212	212	—	212	—
Off balance sheet financial instruments:
Commitments to extend credit	—	3,339	—	3,339	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2012
Financial assets:
Cash and cash equivalents	$380,730	$380,730	$380,730	$—	$—
Investment securities	560,091	561,204	10,122	547,231	3,851
Loans, net of allowance for loan losses, and loans held for sale	3,634,514	3,665,070	—	65,279	3,599,791
FDIC receivable for loss share agreements	146,171	101,898	—	—	101,898
Accrued interest receivable	8,190	8,190	—	8,190	—
Interest rate swap — non-designated hedge	312	312	—	312	—
Financial liabilities:
Deposits	4,298,360	4,216,800	—	4,216,800	—
Federal funds purchased and securities sold under agreements to repurchase	238,621	238,621	—	238,621	—
Other borrowings	54,897	57,903	—	57,903	—
Accrued interest payable	2,045	2,045	—	2,045	—
Interest rate swap — cash flow hedge	1,501	1,501	—	1,501	—
Interest rate swap — non-designated hedge	312	312	—	312	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,371	—	7,371	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2012
Financial assets:
Cash and cash equivalents	$309,919	$309,919	$309,919	$—	$—
Investment securities	511,138	512,312	16,436	495,876	—
Loans, net of allowance for loan losses, and loans held for sale	3,000,752	3,043,546	—	42,525	3,001,021
FDIC receivable for loss share agreements	200,569	118,431	—	—	118,431
Accrued interest receivable	10,393	10,393	—	10,393	—
Financial liabilities:
Deposits	3,660,972	3,633,642	—	3,633,642	—
Federal funds purchased and securities sold under agreements to repurchase	220,264	220,264	—	220,264	—
Other borrowings	46,105	48,296	—	48,296	—
Accrued interest payable	2,344	2,344	—	2,344	—
Interest rate swap — cash flow hedge	1,514	1,514	—	1,514	—
Off balance sheet financial instruments:
Commitments to extend credit	—	11,809	—	11,809	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The changes in each components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	—	(10,248)	186	(10,062)
Amounts reclassified from accumulated other comprehensive income	—	—	95	95
Net comprehensive income (loss)	—	(10,248)	281	(9,967)
Balance at June 30, 2013	$(7,458)	$(1,484)	$(649)	$(9,591)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013:

	Amount Reclassified from
Accumulated Other Comprehensive	Accumulated Other
Income Component	Comprehensive Income	Income Statement Line Item Affected

Gains and losses on cash flow hedges:
Interest rate contracts	$153	Interest expense
	(58)	Provision for income taxes
	95	Net income

Total reclassifications for the period	$95

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $218,000 and $281,000 for the three and six months ended June 30, 2013, respectively. The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $144,000 and $76,000 for the three and six months ended June 30, 2012, respectively. The Company recognized a $1.0 million and a $1.5 million cash flow hedge liability in other liabilities on the balance sheet at June 30, 2013 and 2012, respectively. There was no ineffectiveness in the cash flow hedge during the six months ended June 30, 2013 and 2012.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2013 and 2012, the Company was required to provide $1.1 million and $1.6 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

As of June 30, 2013, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.   These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a third party to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

Note 16 — Derivative Financial Instruments (Continued)

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2013, the interest rate swaps had an aggregate notional amount of approximately $4.5 million and the fair value of these two offsetting interest rate swap derivatives are recorded in other assets and in other liabilities for $212,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2013.

The Company also has an agreement with the third party in this derivative relationship that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2013, the fair value of the interest rate swap derivative with the third party was in a net liability position of $212,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of June 30, 2013, SCBT was required to provide $354,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at the termination value, $218,000 at June 30, 2013.

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

The Company’s capital adequacy ratios are reflected below (the name has not been changed since there were bank call reports and bank holding company filings for both entities (Old SCBT Financial Corporation and Old First Financial Holding, Inc.) filed as of the respective dates below):

	June 30,	December 31,	June 30,
	2013	2012	2012

SCBT Financial Corporation:
Tier 1 risk-based capital	13.61%	12.73%	13.82%
Total risk-based capital	14.87%	13.99%	15.09%
Tier 1 leverage	9.22%	9.87%	9.24%

SCBT:
Tier 1 risk-based capital	13.28%	12.51%	13.62%
Total risk-based capital	14.54%	13.78%	14.89%
Tier 1 leverage	9.00%	9.70%	9.12%

Note 18 — Subsequent Events

First Financial Acquisition

On July 26, 2013, the Company completed the previously announced acquisition of First Financial Holdings, Inc. (“First Financial”), of Charleston, South Carolina, the bank holding company for First Federal Bank (“First Federal”). Other First Financial subsidiaries include First Southeast 401(k) Fiduciaries, Inc., a registered investment advisor, and First Southeast Investor Services, Inc., a registered broker-dealer.  At June 30, 2013, First Financial reported $3.2 billion in total assets, $2.4 billion in loans and $2.5 billion in deposits.  First Federal has a total of 65 branches that serve individuals and businesses throughout coastal South Carolina, Florence and Greenville, South Carolina and Wilmington, North Carolina. With the completion of the merger, the Company changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.” The Company’s common stock will continue to trade under the symbol SCBT on the NASDAQ Global Select Market.

Note 18 — Subsequent Events (Continued)

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), First Financial’s shareholders received aggregate consideration of 7,017,428 shares of SCBT common stock plus cash in lieu of fractional shares of $49,000.  In addition, all outstanding “in the money” stock options will receive cash in the amount of $554,000.  The stock consideration is based upon a fixed exchange ratio of 0.4237 shares of SCBT common stock for each of the outstanding shares of First Financial’s common stock, which as of July 26, 2013 totaled 16,564,380 shares of common stock.  Each outstanding share of First Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“First Financial Preferred Stock”), was converted into the right to receive one share of preferred stock of SCBT, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the First Financial Preferred Stock.  The common stock consideration was valued at closing based upon SCBT’s closing stock price on the last trading date prior to the date of acquisition, or $54.34 per share.  Based on this closing stock price, the common stock consideration was valued at approximately $381.4 million in the aggregate or $23.02 per fully diluted First Financial share.  The aggregate consideration given by SCBT for First Financial was approximately $446.9 million, which included $65.0 million in preferred stock.

In addition, immediately after the consummation of the merger, the Company paid off all $233.0 million in outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta.  The total paid to the FHLB was $255.9 million, which included $21.8 million in prepayment fee and accrued and unpaid interest of $1.1 million.  The average blended interest rate of these borrowings was approximately 3.82% at the time of repayment.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Both the purchased assets and liabilities assumed will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values.  Accordingly, the initial accounting for the First Financial merger is currently incomplete.  The Company expects to record goodwill in connection with the transaction during the three months ending September 30, 2013; however, since the initial purchase accounting adjustments have not been finalized, the Company is unable to provide the amount or a range of the ultimate goodwill, or the estimated fair values of the acquired assets and liabilities of First Financial at the present time.  Therefore, pro forma financial information is not considered meaningful or currently practical for purposes of these consolidated financial statements.

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

At June 30, 2013, we had approximately $5.0 billion in assets and 1,304 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012 and June 30, 2012.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

First Financial Holdings, Inc. Acquisition

On July 26, 2013, the Company completed the previously announced merger with First Financial of Charleston, South Carolina, the bank holding company for First Federal. In connection with the completion of the merger, the Company changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.” The Company’s common stock will continue to trade under the symbol SCBT on the NASDAQ Global Select Market.  See Note 18 —Subsequent Events for additional information on the First Financial merger.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of June 30, 2013, December 31, 2012 and June 30, 2012, the balance of goodwill was $100.2 million, $100.2 million, and $66.5 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first six months of 2013, as reported by the NASDAQ Global Select Market, was $39.56 per share, and the stock price closed on June 30, 2013 at $50.39, which is above book value and tangible book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2013, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.  For further discussion of the Company’s evaluation of securities for other-than-temporary impairment, see Note 5 to the unaudited condensed consolidated financial statements.

Other Real Estate Owned

Other Real Estate Owned (“OREO”), consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans or through reclassification of former branch sites, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For acquired OREO, the loan is transferred into OREO at its fair value less costs to sell not to exceed the carrying value of the loan at foreclosure. Subsequent adjustments to this value are described below.

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

Results of Operations

We reported consolidated net income available to common shareholders of $12.5 million, or diluted earnings per share (“EPS”) of $0.74, for the second quarter of 2013 as compared to consolidated net income available to common shareholders of $8.0 million, or diluted EPS of $0.55, in the comparable period of 2012.  This $4.5 million increase was the net result of the following items:

·                  Improved net interest income of $12.8 million due primarily to improved interest income on the acquired loan portfolio of $12.6 million, the increase in earning assets from the acquisition of Savannah, and reduced interest expense on deposits and other borrowings of $690,000; these were partially offset by reduced interest income on non-acquired loans of $988,000.

·                  A decrease in the provision for loan losses by $4.5 million over the comparable quarter;

·                  A decrease in noninterest income totaling $3.3 million; $1.1 million in mortgage banking income and $2.9 million in negative accretion on the FDIC indemnification asset, which were offset by increases in the other categories of noninterest income.

·                  An increase in most categories of noninterest expense totaling $7.4 million.  The larger increases were $5.5 million in salaries and benefits, $705,000 in OREO and loan related expenses, and $587,000 in business development and staff related expenses; and

·                  An increase in the provision for income taxes of $2.1 million due to the higher pre-tax net income.

We believe our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2012 as well as from March 31, 2013.  Non-acquired nonperforming assets declined from $76.4 million at March 31, 2013 to $68.7 million at June 30, 2013.  Compared to the balance of nonperforming assets at June 30, 2012, nonperforming assets decreased $14.4 million due to a reduction in nonperforming loans of $4.9 million and a reduction in non-acquired OREO of $9.6 million.  Our non-acquired OREO declined by $3.7 million since March 31, 2013 and by $3.1 million since December 31, 2012 to $16.0 million at June 30, 2013.  During the second quarter of 2013, classified assets declined by $17.3 million from March 31, 2013 to $123.6 million.  Since December 31, 2012 classified assets have declined by $19.6 million.  At June 30, 2012, classified assets were $160.6 million and have declined by $37.0 million.  Annualized net charge-offs for the second quarter of 2013 was 0.40%, down from the first quarter of 2013 of 0.56% and from the second quarter of 2012 of 0.77%.

The allowance for loan losses decreased to 1.45% of total non-acquired loans at June 30, 2013, down from 1.73% at December 31, 2012 and 1.91% at June 30, 2012.  The allowance provides 0.73 times coverage of nonperforming loans at June 30, 2013, higher than 0.72 times at December 31, 2012, and lower than 0.82 times at June 30, 2012.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was partially offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during the second quarter of 2013.  Below is a summary of the second quarter of 2013 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

·                  The review of the performance of the loan pools during the second quarter resulted in a net increase in the overall cash flow expectations for the acquired loans, specifically in the CBT acquired loan portfolio and the Peoples acquired loan portfolio; and

·                  The negative accretion of the indemnification asset also increased by approximately $140,000 from the first quarter of 2013, due to the reduced cash flow expected from the FDIC in the CBT portfolio.

As of June 30, 2013, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired loans from the Savannah acquisition.

Compared to the first quarter of 2013, our non-acquired loan portfolio has increased $61.3 million, or 9.4% annualized, to $2.7 billion, driven by increases in consumer real estate lending of $18.9 million, or 10.9% annualized; in consumer non real estate lending of $10.2 million, or 43.6% annualized; in commercial construction / land development lending of $11.9 million or 17.4% annualized; in other income producing property lending of $5.2 million, or 15.7% annualized; in commercial owner occupied loans of $6.0 million, or 3.0% annualized; and in commercial and industrial of $3.3 million, or 4.5% annualized.  The acquired loan portfolio decreased by $73.4 million due to continued charge-offs, transfers to OREO and payoffs.  Since June 30, 2012, the non-acquired loan portfolio has grown by $184.3 million, or 7.4%, in all categories.  Commercial and industrial loans have led the way and increased by $66.6 million, or 29.2%, in the past year.  For the period ended June 30, 2013, mortgage loans originated and held for sale in the secondary market decreased by $2.5 million as refinancing activity and home sales slowed with rising interest rates.

Non-taxable equivalent net interest income for the quarter increased $12.8 million or 30.0% compared to the second quarter of 2012.  Non-taxable equivalent net interest margin increased by 31 basis points to 4.93% from the second quarter of 2012 of 4.62% due to the increase in average earning assets and the 12 basis point decrease in the rate on interest-bearing liabilities to 26 basis points at June 30, 2013 from 38 basis points at June 30, 2012.  Compared to the first quarter of 2013, net interest margin (taxable equivalent) increased by 7 basis points.  Interest earning assets yield increased by 6 basis points primarily from the increase in the average balance of the acquired loan portfolios. Interest bearing liabilities yield declined by 1 basis point compared to the first quarter of 2013 from continued decline in interest bearing deposits (primarily certificates of deposit).

Our quarterly efficiency ratio decreased to 69.5% compared to 72.4% in the first quarter of 2013, and increased from 68.3% in the second quarter of 2012.  The decrease in the efficiency ratio compared to the first quarter of 2013 was the result of improved net interest income and a decrease in noninterest expense, specifically merger related expense.  The slight increase in the efficiency ratio over the second quarter of 2012 was the result of higher noninterest expense in the second quarter of 2013 than the second quarter of 2012, and lower noninterest income resulting primarily from negative accretion on our indemnification asset.  Noninterest expense was down $453,000 compared to the first quarter of 2013 and up $8.5 million compared to the second quarter of 2012, excluding merger and conversion related expenses.  The increase compared to the prior year includes the additions from the Savannah acquisition.  Excluding OREO and merger and conversion related expenses, the efficiency ratio was 63.8% for the second quarter of 2013, compared to 64.5% for the first quarter of 2013 and 60.8% for the second quarter of 2012.

Diluted EPS increased to $0.74 for the second quarter of 2013 from $0.55 for the comparable period in 2012.  Basic EPS increased to $0.75 for the second quarter of 2013 from $0.55 for the comparable period in 2012.  The increase in both diluted and basic EPS reflects improved net interest income and a lower provision for loan losses partially offset by an increase in noninterest expense and a decrease in noninterest income.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Return on average assets (annualized)	0.99%	0.75%	0.92%	0.73%
Return on average equity (annualized)	9.72%	7.77%	9.09%	7.58%
Return on average tangible equity (annualized)*	13.48%	9.92%	12.71%	9.80%
Dividend payout ratio **	24.46%	31.93%	26.43%	32.90%
Equity to assets ratio	10.24%	9.72%	10.24%	9.72%
Average shareholders’ equity (in thousands)	$517,141	$415,952	$514,282	$399,668

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

·                  For the three months ended June 30, 2013, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity increased compared to the same period in 2012.  The increases were driven by a 56.0% increase in net income from the comparable quarter in 2012, partially offset by an increase in average assets due to the acquisitions of Savannah and Peoples.

·                  Dividend payout ratio decreased to 24.46% for the three months ended June 30, 2013 compared with 31.93% for the three months ended June 30, 2012.  The decrease from the comparable period in 2012 reflects the higher net income in the second quarter of 2013 generated by an increase in net interest income and partially offset by higher non-interest expense.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

·                  Equity to assets ratio increased to 10.24% at June 30, 2013 compared with 9.72% at June 30, 2012.  The increase in the equity to assets ratio reflects a 15.3% increase in assets as a result of the Savannah acquisition and organic growth compared to the 21.6% increase in equity as a result of the Company’s retained earnings and the issuance of $68.8 million in common equity in the Savannah acquisition.

·                  Quarterly average shareholders’ equity increased $101.2 million, or 24.3%, from the quarter ended June 30, 2012 driven by the issuance of $68.8 million in common equity in the Savannah acquisition during the fourth quarter of 2012.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Return on average tangible equity (non-GAAP)	13.48%	9.92%	12.71%	9.80%
Effect to adjust for intangible assets	-3.76%	-2.15%	-3.62%	-2.22%
Return on average equity (GAAP)	9.72%	7.77%	9.09%	7.58%

Adjusted average shareholders’ equity (non-GAAP)	$393,260	$336,911	$389,717	$323,103
Average intangible assets	123,881	79,041	124,565	76,565
Average shareholders’ equity (GAAP)	$517,141	$415,952	$514,282	$399,668

Adjusted net income (non-GAAP)	$13,217	$8,389	$24,561	$15,749
Amortization of intangibles	(1,022)	(540)	(2,056)	(1,040)
Tax effect	337	182	676	350
Net income (GAAP)	$12,532	$8,031	$23,181	$15,059

The return on average tangible equity is a non-GAAP financial measure. It excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that this non-GAAP measure provides additional useful information, particularly since this measure is widely used by industry analysts following companies with prior merger and acquisition activities.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results of financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased by 32 basis points from the second quarter of 2012, due to the growth in interest earning assets from the Savannah acquisition, organic loan growth, and an increase in low cost funding in core deposits.  The net interest margin increased by 7 basis points from the first quarter of 2013 to 5.01%.  Yields on average earning assets increased by 6 basis points from the first quarter of 2013 while interest bearing liabilities continued to decline by 1 basis point.  The yields on our acquired loan portfolios increased by 1.08% from the first quarter of 2013.  This was primarily the result of better expected cash flows in both the Peoples acquired portfolio and CBT acquired portfolio.  Compared to June 30, 2012, the yield on interest earning assets increased by 19 basis points and the rate on interest bearing liabilities declined by 12 basis points, resulting in a 32 basis points difference in the net interest margin.

The Company remained in an excess liquidity position during the second quarter of 2013, and the impact represented an estimated 29 basis points reduction in the net interest margin compared to 20 basis points from the first quarter of 2013.

Net interest income increased from the second quarter of 2012 and was driven by a reduced cost of funds and growth in average interest-earning assets due to the Savannah acquisition as well as organic growth.  Certificates of deposit average rates declined by 21 basis points compared to the same quarter one year ago, and declined by 1 basis point from the first quarter of 2013.  The year over year decline in interest expense totaled $690,000, as the cost of certificates of deposits dropped and the mix of funding shifted to lower costing transaction accounts.  Non-TE net interest income increased from the second quarter of 2012 as a result of a volume increase in interest-earning assets and the higher yield in acquired loan portfolio.  The cost on interest bearing liabilities decreased by 12 basis points comparing the three month periods June 30, 2013 and 2012.  Acquired loan portfolio balances from the Savannah acquisition and average investment securities were up and contributed to the increase in non-TE net interest income.  The increase in interest income was $12.1 million driven by organic loan growth and the addition of the Savannah acquired loan portfolio, and the increase in average investment securities, primarily resulting from the Savannah acquisition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Non-TE net interest income	$55,284	$42,535	$109,085	$81,572
Non-TE yield on interest-earning assets	5.13%	4.94%	5.10%	4.98%
Non-TE rate on interest-bearing liabilities	0.26%	0.38%	0.26%	0.42%
Non-TE net interest margin	4.93%	4.62%	4.90%	4.64%
TE net interest margin	5.01%	4.69%	4.97%	4.70%

Non-TE net interest income increased $12.7 million, or 30.0%, in the second quarter of 2013 compared to the same period in 2012.  Some key highlights are outlined below:

·                  Average interest-earning assets increased 21.4% to $4.5 billion in the second quarter of 2013 compared to the same period last year due largely to the acquisition of Savannah.

·                  Non-TE yield on interest-earning assets for the second quarter of 2013 increased 19 basis points from the comparable period in 2012, and increased by 12 basis points during the first six months of 2013 compared to the same period in 2012.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

·                  The average cost of interest-bearing liabilities for the second quarter of 2013 decreased 12 basis points from the same period in 2012, and decreased by 16 basis points during the first six months of 2013 compared to the same period in 2012.  The decrease since the second quarter of 2012 and for the first six months of 2013 is a reflection of the certificates of deposits repricing at lower interest rates as well as higher costing certificate balances accounting for a smaller portion of our total deposits.

·                  TE net interest margin increased by 32 basis points in the second quarter of 2013, compared to the second quarter of 2012.  For the six months ended June 30, 2013, TE net interest margin increased by 27 basis points, from the improved yield of 12 basis points on interest earning assets and 16 basis point improvement on interest bearing liabilities.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale) increased by $546.1 million, or 18.0%, at June 30, 2013 as compared to the same period in 2012.  Acquired covered loans decreased by $93.8 million due to principal payments, charge offs, and foreclosures.  Acquired non-covered loans increased by $455.6 million due to the Savannah acquisition during 2012 partially offset by payments, charge offs, and foreclosures.  Non-acquired loans or legacy SCBT loans increased by $184.3 million, or 7.4%, from June 30, 2012 to June 30, 2013.  The increase was driven by loan growth in commercial owner occupied loans of $38.8 million, consumer owner occupied loans of $40.1 million, commercial and industrial loans of $66.6 million, commercial non-owner occupied loans of $14.6 million, consumer loans of $16.9 million, construction and land development loans of $5.6 million, other income producing property loans of $4.8 million, and other loans of $2.7 million.  Partially offsetting the growth were reductions in home equity loans of $6.1 million.

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2013	Total	2012	Total	2012	Total
Acquired covered loans	$239,082	6.7%	$282,728	7.8%	$332,874	10.9%
Acquired non-covered loans	682,758	19.0%	792,014	21.7%	227,184	7.5%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	285,370	8.0%	273,420	7.5%	279,519	9.2%
Commercial non-owner occupied	298,768	8.3%	290,071	8.0%	284,147	9.3%
Total commercial non-owner occupied real estate	584,138	16.3%	563,491	15.5%	563,666	18.5%
Consumer real estate:
Consumer owner occupied	460,434	12.8%	434,503	11.9%	420,298	13.8%
Home equity loans	250,988	7.0%	255,284	7.0%	257,061	8.5%
Total consumer real estate	711,422	19.8%	689,787	18.9%	677,359	22.3%
Commercial owner occupied real estate	802,125	22.4%	784,152	21.5%	763,338	25.1%
Commercial and industrial	294,580	8.2%	279,763	7.7%	228,010	7.5%
Other income producing property	136,957	3.8%	133,713	3.7%	132,193	4.3%
Consumer non real estate	104,239	2.9%	86,934	2.4%	87,290	2.9%
Other	32,134	0.9%	33,163	0.8%	29,395	1.0%
Total non-acquired loans	2,665,595	74.3%	2,571,003	70.5%	2,481,251	81.6%
Total loans (net of unearned income)	$3,587,435	100.0%	$3,645,745	100.0%	$3,041,309	100.0%

Note: Loan data excludes mortgage loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Non-acquired commercial non-owner occupied real estate loans represented 16.3% of total loans as of June 30, 2013 a decrease from 18.5% of total loans at the end of the same period for 2012 and an increase from 15.5% of total loans at December 31, 2012.  At June 30, 2013, non-acquired construction and land development loans represented 8.0% of our total loan portfolio, a decrease from 9.2% of our total loan portfolio at June 30, 2012.  At June 30, 2013, non-acquired construction and land development loans consisted of $153.5 million in land and lot loans and $131.8 million in construction loans, which represented 5.8% and 4.9%, respectively, of our total non-acquired loan portfolio.  At December 31, 2012, non-acquired construction and land development loans consisted of $164.8 million in land and lot loans and $108.6 million in construction loans, which represented 6.4% and 4.2%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Average total loans	$3,557,417	$2,940,153	$3,565,441	$2,876,951
Interest income on total loans	53,479	41,844	105,480	81,300
Non-TE yield	6.03%	5.72%	5.97%	5.68%

Interest earned on loans increased $11.6 million, or 27.8%, in the second quarter of 2013 compared to the second quarter of 2012.  Some key highlights for the quarter ended June 30, 2013 are outlined below:

·                  Our non-TE yield on total loans increased 31 basis points during the second quarter of 2013 while average total loans increased 21.0%, as compared to the second quarter of 2012.  The increase in average total loans was a result of the growth in both non-acquired loans, due to organic growth, and acquired loans, due to the Savannah acquisition during 2012.  The acquired loan portfolio effective yield improved primarily due to the impact of greater expected cash flows on the CBT, BankMeridian, and Peoples acquired loan portfolios.  This resulted in a yield of 10.6%, compared to approximately 9.9% one year ago.

·                  Acquired covered loans had a balance of $239.1 million at the end of the second quarter of 2013 compared to $332.9 million in June of 2012.

·                  Acquired non-covered loans grew to a balance of $682.8 million at the end of the second quarter of 2013 compared to $227.2 million in the comparable period of 2012 due to the loans acquired in the Savannah acquisition.

·                  Construction and land development loans increased $5.9 million, or 2.1%, to $285.4 million from the ending balance at June 30, 2012.

·                  Commercial non-owner occupied loans increased $14.6 million, or 5.2%, to $298.8 million from the ending balance at June 30, 2012.

·                  Consumer real estate loans increased $34.1 million, or 5.0%, to $711.4 million from the ending balance at June 30, 2012.  The increase resulted from a $40.1 million, or 9.6%, increase in consumer owner occupied loans, partially offset by a $6.1 million, or 2.4%, decrease in home equity lines of credit (“HELOCs”) from the balance at June 30, 2012.

·                  Commercial owner occupied loans increased $38.8 million, or 5.1%, to $802.1 million from the ending balance at June 30, 2012.

·                  Commercial and industrial loans increased $66.6 million, or 29.2%, to $294.6 million from the ending balance at June 30, 2012.

·                  Consumer non-real estate loans increased $16.9 million, or 19.4%, to $104.2 million from the ending balance at June 30, 2012.

·                  Commercial loans and HELOCs with interest rate floors locked in above 5.00% had a balance of $127.8 million, which has helped keep our non-TE yield up.

The balance of mortgage loans held for sale decreased $17.3 million from December 31, 2012 to $48.0 million at June 30, 2013, and increased by $5.5 million compared to the balance of mortgage loans held for sale at June 30, 2012 of $42.5 million.  The decrease from December 31, 2012 reflects the decreased customer demand for mortgage refinancing.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2013, investment securities totaled $531.6 million, compared to $560.1 million at December 31, 2012 and $511.1 million at June 30, 2012.  The increase in investment securities from the comparable period of 2012 was primarily the result of the purchase of $125.5 million of investment securities as well as the acquisition of $71.9 million in Savannah investment securities partially offset by $154.2 million in sold, maturing or called securities that were typically purchased in higher interest rate environments.  This resulted in average and period-end balances increasing by 12.7% and 4.0%, respectively, from June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Average investment securities	$527,926	$468,334	$540,499	$396,403
Interest income on investment securities	3,270	3,071	6,638	5,301
Non-TE yield	2.48%	2.64%	2.48%	2.69%

Interest earned on investment securities increased 6.5% in the second quarter of 2013 compared to the second quarter of 2012.  The increase resulted largely from the $59.6 million increase in average investment securities for the second quarter, which was largely the result of purchases of GSEs and mortgage-backed securities as well as the addition of the securities from the Savannah acquisition, partially offset by a 16 basis point decrease in the average yield.

Our holdings of GSE debt, state and municipal obligations, mortgage-backed securities, and equity securities at June 30, 2013 had fair market values that, on a net basis, exceeded their book values and resulted in an unrealized gain.  The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2013:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2013
Government-sponsored entities debt	$100,231	$96,359	$(3,872)	$86,256	$—	$—	$13,975
State and municipal obligations	152,854	152,560	(294)	151,196	1,197	—	461
Mortgage-backed securities *	272,932	275,018	2,086	—	—	—	272,932
Corporate stocks	241	457	216	—	—	—	241
	$526,258	$524,394	$(1,864)	$237,452	$1,197	$—	$287,609

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

At June 30, 2013, we had 217 securities available for sale in an unrealized loss position, which totaled $9.0 million.  During the latter part of the second quarter, the 10-year treasury increased between 70 and 80 basis points.  This caused many securities to move into an unrealized loss position, where in the past these securities were in an unrealized gain position.  At March 31, 2013, we had 69 securities available for sale in an unrealized loss position, and totaled $704,000.

During the second quarter of 2013 as compared to the second quarter of 2012, the total number of available for sale securities with an unrealized loss position increased by 123 securities, while the total dollar amount of the unrealized loss increased by $8.6 million.

All securities available for sale in an unrealized loss position as of June 30, 2013 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  Prior to July 2, 2012, other investments also included our investment in Federal Reserve Bank stock, which was liquidated for no gain or loss on that date.  The amortized cost and fair value of all these securities are equal at June 30, 2013.  As of June 30, 2013, the investment in FHLB stock represented approximately $6.2 million, or 0.1% as a percentage of total assets.  The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:

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

·                  Given the expectation that the various FHLBs have a high degree of government support, we have determined that the debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses.

·                  Our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding.  We deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies.  Based on the FHLB’s performance over the past seventeen consecutive quarters, starting with the second quarter 2009, the FHLB has announced a dividend payment after each quarter’s performance, with the most recent dividend payment of 2.53% on July 29, 2013 related to the second quarter 2013.

For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of June 30, 2013 and ultimate recovery of the par value of this investment is probable.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Average interest-bearing liabilities	$3,502,396	$3,070,766	$3,556,361	$2,958,474
Interest expense	2,246	2,936	4,614	6,118
Average rate	0.26%	0.38%	0.26%	0.42%

The average balance of interest-bearing liabilities increased in the second quarter of 2013 compared to the second quarter of 2012.  The decrease in interest expense was largely driven by a decline in the average rates on CDs and transaction and money market accounts.  Overall, we experienced a 12 basis point decrease in the average rate on all interest-bearing liabilities.  Some key highlights are outlined below:

·                  Average interest-bearing deposits for the three months ended June 30, 2013 grew 12.2% from the same period in 2012.

·                  Interest-bearing deposits increased 9.9% to $3.1 billion at June 30, 2013 from the period end balance at June 30, 2012 of $2.9 billion.  This was the result of the addition of $459.1 million of interest-bearing deposits from the Savannah acquisition, which was partially offset by a decline in interest-bearing deposits of $177.4 million from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

·                  The average rate on transaction and money market account deposits for the three months ended June 30, 2013 decreased 9 basis points from the comparable period in 2012, which contributed to a decrease of $270,000 in interest expense for the second quarter of 2013.  The impact of the decrease in rates was partially offset by an increase in volume as the average balance increased $274.3 million to $1.8 billion at June 30, 2013 compared to the same quarter in 2012.

·                  Average certificates of deposit and other time deposits increased 1.1%, up $10.7 million from the average balance in the second quarter of 2012.  Interest expense on certificates of deposit and other time deposits decreased $491,000 mainly as a result of a 21 basis point decrease in the interest rate for the three months ended June 30, 2013 as compared to the same period in 2012.

·                  A decline in interest rates contributed significantly to a $690,000, or 23.5%, reduction in interest expense on average interest-bearing liabilities for the three months ended June 30, 2013 from the comparable period in 2012.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $227.8 million, or 28.6%, to $1.0 billion in the second quarter of 2013 compared to $795.9 million at June 30, 2012.  From the fourth quarter of 2012, average noninterest-bearing deposits grew $137.42 million, or 15.5%.  Excluding the noninterest-bearing deposits acquired in the Savannah acquisition, period end noninterest-bearing deposits increased $108.8 million, or 13.5%, from the balance at June 30, 2012.

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

Loans acquired in the CBT, Habersham, BankMeridian, Peoples and Savannah acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses, including principal and interest.  Our initial estimates of credit losses on loans acquired in the Savannah acquisition continues to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of June 30, 2013, nor changes in the initial valuation estimates of Savannah.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements. The Peoples and Savannah acquisitions were not part of any loss share agreements with the FDIC, therefore, there is no offset for any additional losses recorded in a provision for loan losses.  See “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the method of accounting for acquired loans.

During the second quarter of 2013, we increased the net loan loss reserve by $320,000 on certain acquired loan pools due to evidence of reduced cash flows in these pools during the quarterly review process, which resulted in a $579,000 net provision for loan losses on acquired loans (net of the impact of the FDIC loss sharing agreements).

The following tables present a summary of the changes in the ALLL for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$41,669	$31,277	$72,946	$47,607	$34,355	$81,962
Loans charged-off	(3,220)	—	(3,220)	(5,555)	—	(5,555)
Recoveries of loans previously charged off	576	—	576	825	—	825
Net charge-offs	(2,644)	—	(2,644)	(4,730)	—	(4,730)
Provision for loan losses	(400)	320	(80)	4,392	1,458	5,850
Benefit attributable to FDIC loss share agreements	—	259	259	—	(1,208)	(1,208)
Total provision for loan losses charged to operations	(400)	579	179	4,392	250	4,642
Provision for loan losses recorded through the FDIC loss share receivable	—	(259)	(259)	—	1,208	1,208
Balance at end of period	$38,625	$31,597	$70,222	$47,269	$35,813	$83,082

Total non-acquired loans:
At period end	2,665,595			2,481,251
Average	2,629,897			2,456,069
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.40%			0.77%
Allowance for loan losses as a percentage of period end non-acquired loans	1.45%			1.90%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	73.23%			82.05%

	Six Months Ended
	June 30,
(Dollars in thousands)	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$44,378	$32,132	$76,510	$49,367	$31,620	$80,987
Loans charged-off	(7,827)		(7,827)	(11,253)	—	(11,253)
Recoveries of loans previously charged off	1,621		1,621	2,465	—	2,465
Net charge-offs	(6,206)	—	(6,206)	(8,788)	—	(8,788)
Provision for loan losses on non-acquired loans	453	(535)	(82)	6,690	4,193	10,883
Benefit attributable to FDIC loss share agreements		1,322	1,322	—	(3,518)	(3,518)
Total provision for loan losses charged to operations	453	787	1,240	6,690	675	7,365
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,322)	(1,322)	—	3,518	3,518
Balance at end of period	$38,625	$31,597	$70,222	$47,269	$35,813	$83,082

Total non-acquired loans:
At period end	$2,665,595			$2,481,251
Average	2,603,368			2,456,075
As a percentage of average non-acquired loans (annualized):
Net charge-offs	0.48%			0.72%
Allowance for loan losses as a percentage of period end non-acquired loans	1.45%			1.90%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	73.23%			82.05%

The allowance for loan losses as a percent of non-acquired loans reflects a decrease due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the second quarter of 2013 compared to the same quarter in 2012 and to the first quarter of 2013.  Seventy-three percent of the net charge-off amount for the second quarter of 2013 was comprised of ten loans ranging from approximately $65,000 to $500,000.  The remainder of the charge-offs were less than $65,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 33.0% or $880,000 were construction and land development loans, 10.0% or $266,000 were other income producing property loans, 26.6% or $703,000 were commercial owner-occupied loans, and 16.6% or $438,000 were home equity loans.  We remain aggressive in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Excluding acquired assets, nonperforming loans decreased by $4.9 million during the second quarter of 2013 compared to the second quarter of 2012 and decreased by $4.0 million from the first quarter of 2013.  The ratio of the ALLL to cover these loans decreased from 82.0% at June 30, 2012 to 73.2% at June 30, 2013.

We decreased the ALLL compared to the second quarter of 2012 and the first quarter of 2013, due primarily to the improvement in asset quality metrics during the second quarter of 2013.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $8.7 million compared to the balance at June 30, 2012 and by $1.3 million from March 31, 2013.

The historical loss rates on an overall basis were down on an annualized basis to 0.40% as of June 30, 2013 from the March 31, 2013 level of 0.56%, and from the June 30, 2012 level of 0.77%.

Economic risk decreased by 8 basis points during the second quarter of 2013 as compared to second quarter of 2012 and was level with the first quarter of 2013.  The improvement from one year ago was due to improved home sales, lower unemployment rate and a decrease in bankruptcies and foreclosures.

Model risk declined 3 basis points from the second quarter of 2012 and remained flat compared to the first quarter of 2013.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over four years, and we believe more adequately addresses this inherent risk in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  At June 30, 2013, the overall operational risk remained consistent from the levels at March 31, 2013 and down by 8 basis points compared to June 30, 2012. This improvement was due primarily to significant improvement in the levels of classified loans and nonaccrual loans from the second quarter of 2012.

On a specific reserve basis, the allowance for loan losses decreased by $1.8 million from March 31, 2013, and increased by approximately $70,000 from June 30, 2012.  The loan balances being evaluated for specific reserves decreased from $41.7 million at March 31, 2013 to $36.4 million at June 30, 2013.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended June 30, 2013, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy.  The table below summarizes our NPAs for the past five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2013	2013	2012	2012	2012
Nonaccrual loans (1)	$40,854	$42,945	$48,387	$46,295	$47,940
Accruing loans past due 90 days or more	198	121	500	156	137
Restructured loans - nonaccrual	11,689	13,636	13,151	12,882	9,530
Total nonperforming loans	52,741	56,702	62,038	59,333	57,607
Other real estate owned (“OREO”) (2)	15,950	19,680	19,069	22,424	25,518
Other nonperforming assets (3)	—	—	—	—	—
Total nonperforming assets excluding acquired assets	68,691	76,382	81,107	81,757	83,125
Covered OREO (2)	35,142	34,244	34,257	47,063	53,146
Acquired OREO not covered under loss share	17,536	16,766	13,179	5,059	5,745
Other covered nonperforming assets (3)	—	26	44	57	73
Total nonperforming assets including covered assets	$121,369	$127,418	$128,587	$133,936	$142,089

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	2.56%	2.91%	3.13%	3.22%	3.32%
Total NPAs as a percentage of total assets (5)	1.36%	1.49%	1.58%	1.89%	1.90%
Total NPLs as a percentage of total loans (4)	1.98%	2.18%	2.41%	2.36%	2.32%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	3.32%	3.47%	3.46%	4.31%	4.55%
Total NPAs as a percentage of total assets	2.41%	2.48%	2.50%	3.10%	3.25%
Total NPLs as a percentage of total loans (4)	1.47%	1.58%	1.70%	1.95%	1.89%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $77.6 million, $79.6 million, $83.1 million, $71.3 million, and $76.4 million as of June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012,  respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets includes all asset (both acquired and nonacquired).

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $52.7 million, or 1.98% of total loans, a decrease of $4.9 million or 8.4% from June 30, 2012. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $2.3 million and a decrease in commercial nonaccrual loans of $2.6 million.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $4.0 million during the second quarter of 2013 from the level March 31, 2013.  This decrease was the net result of $2.4 million in charge offs, $1.9 million in transfers to OREO, $2.0 million in payments, $2.3 million returning to accruing loans, and $4.6 million in additions.

At June 30, 2013, non-acquired OREO decreased by $3.7 million from March 31, 2013.  At June 30, 2013, non-acquired OREO consisted of 82 properties with an average value of $195,000, a decrease of $12,000 from March 31, 2013 when we had 95 properties.  In the second quarter of 2013, we added 17 properties with an aggregate value of $1.8 million into non-acquired OREO, and we sold 30 properties with a basis of $4.6 million in the quarter.  We recorded a net gain on sales of $136,000 for the quarter.  We wrote down OREO properties by $960,000 during the second quarter of 2013.  Our non-acquired OREO balance of $16.0 million at June 30, 2013 is comprised of 19% in the Low Country/Orangeburg region, 40% in the Coastal (Beaufort to Myrtle Beach region), 11% in the Charlotte region, and 18% in the Upstate (Greenville) region.

Overall, we continue to believe that the loan portfolio remains manageable in terms of charge-offs and NPAs as a percentage of total loans.  We remain diligent and aware of our credit costs and the impact that these can have on our financial institution; and, we have taken proactive measures to identify problem loans, including in-house and independent review of larger transactions.  Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed.  We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $11.0 million, or 0.41%, of total non-acquired loans outstanding at June 30, 2013, compared to $15.9 million, or 0.64%, of total non-acquired loans outstanding at June 30, 2012, and compared to $7.2 million, or 0.28% of total non-acquired loans outstanding at March 31, 2013.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Service charges on deposit accounts	$5,736	$5,886	$11,497	$11,333
Bankcard services income	4,245	3,618	8,138	6,938
Mortgage banking income	1,957	3,052	5,352	4,882
Trust and investment services income	2,438	1,642	4,752	3,039
Securities gains	—	61	—	61
Accretion on FDIC indemnification asset	(7,310)	(4,370)	(14,481)	(7,603)
Other	1,419	1,855	2,750	2,567
Total noninterest income	$8,485	$11,744	$18,008	$21,217

Excluding the negative accretion on the FDIC indemnification asset, noninterest income decreased 2.0% in the second quarter of 2013 as compared to the same period in 2012.  The quarterly decrease in total noninterest income primarily resulted from the following:

·                  Mortgage banking income decreased 35.9%, driven by a reduction in refinancing activities in the secondary market due to rising interest rates.

·                  Bankcard services income increased 17.3%, largely driven by an increase in debit card income.  Debit card income increased 22.5%, or $627,000, due to organic growth as well as an increased customer base from the Peoples and Savannah acquisitions.

·                  Trust and investment services income increased 48.5%, driven primarily by the addition of investment services income generated by Minis & Co., Inc, acquired in the Savannah transaction.

·                  Other noninterest income decreased 23.5%, driven by $729,000 decrease in recoveries on acquired loans partially offset by increases in most other categories of other noninterest income.

·                  Negative accretion on the FDIC indemnification asset increased $2.9 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools.

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased $3.7 million or 12.7% during the six months ended June 30, 2013 as compared to the same period in 2012.  The increase in total noninterest income primarily resulted from the following:

·                  Mortgage banking income increased 9.6%, driven by a $470,000 increase in mortgage banking income generated from lower interest rates and increased volume of mortgage banking activity in the secondary market during the first six months of 2013.

·                  Bankcard services income increased $1.2 million or 17.3%, largely driven by an increase in debit card income.  Debit card income increased 20.3%, or $1.1 million, due primarily to a larger customer base than in 2012.

·                  Trust and investment services income increased 56.4%, driven primarily by the addition of investment services income generated by Minis & Co., Inc, acquired in the Savannah transaction.

·                  Negative accretion on the FDIC indemnification asset increased $6.9 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools since acquisition.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Salaries and employee benefits	$23,746	$18,262	$46,998	$36,310
Information services expense	2,992	2,902	6,184	5,370
Net occupancy expense	2,851	2,478	5,783	4,726
OREO expense and loan related	2,820	2,115	5,922	4,831
Furniture and equipment expense	2,266	2,371	4,783	4,610
Business development and staff related	1,276	689	2,504	1,441
Bankcard expense	1,236	1,118	2,400	2,020
FDIC assessment and other regulatory charges	1,096	1,073	2,320	2,110
Amortization of intangibles	1,022	540	2,056	1,040
Merger and conversion related expense	860	1,998	2,823	2,094
Professional fees	760	732	1,451	1,365
Advertising and marketing	648	553	1,490	1,310
Other	3,312	2,678	6,612	5,500
Total noninterest expense	$44,885	$37,509	$91,326	$72,727

Noninterest expense increased $7.4 million or 19.7% in the second quarter of 2013 as compared to the same period in 2012.  The quarterly increase in total noninterest expense primarily resulted from the following:

·                  Salaries and employee benefits expense increased by $5.5 million or 30.0% driven by the addition of staff from the Peoples and Savannah acquisitions during 2012 and increases in both incentive and merit pay for employees.

·                  OREO and loan related expense increased $705,000 or 33.3% driven by an increase in carrying costs on OREO properties.

·                  Business development and staff related expense increased $587,000 or 85.2% due to an increase in recruitment and relocation costs, travel expenses, and training expenses.

·                  Merger and conversion related expenses decreased by $1.1 million due to the merger costs related to the Peoples acquisition driving merger expense higher in the second quarter of 2012.

Noninterest expense increased $18.6 million or 25.6% for the six months ended June 30, 2013 as compared to the same period in 2012.  The increase in total noninterest expense primarily resulted from the following:

·                  Salaries and employee benefits expense increased by $10.7 million or 29.4% driven by the addition of staff from the Peoples and Savannah acquisitions during 2012 and increases in both incentive and merit pay for employees.

·                  Net occupancy expense increased $1.1 million or 22.4% driven by an increase in depreciation expense and lease expense due largely to the Peoples and Savannah acquisitions.

·                  Amortization of intangibles increased by $1.0 or 97.7% due to the additional amortization of the core deposit, noncompete, and client list intangibles from the Savannah and Peoples acquisitions.

·                  OREO and loan related expense increased $1.1 million or 22.6% driven by an increase in carrying costs on OREO properties.

·                  Business development and staff related expense increased $1.1 million or 73.8% due to an increase in recruitment and relocation costs, travel expenses, and training expenses.

Income Tax Expense

Our effective income tax rate decreased to 33.0% for the quarter ended June 30, 2013 compared to 33.8% for the quarter ended June 30, 2012.  For the six months ended June 30, 2013, the effective tax rate was 32.9% compared to 33.7% for the six months ended June 30, 2012.  The slightly lower effective tax rate is primarily attributable to tax exempt income on municipal bonds making up a larger percentage of pre-tax net income for the quarter and for the six months ended June 30, 2013.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  Equity increased during the second quarter by net income, or $12.5 million, less the dividend paid during the quarter of approximately $3.1 million and the $8.3 net unrealized loss on available for sale securities.  As of June 30, 2013, shareholders’ equity was $516.6 million, an increase of $9.0 million, or 1.8%, from $507.5 million at December 31, 2012, and an increase of $91.7 million or 21.6% from $424.9 million at June 30, 2012.  The driving factor for the increase from the comparable period of 2012 was the issuance of common shares in the Savannah acquisition fair valued at $68.8 million.  Our equity-to-assets ratio increased to 10.24% at June 30, 2013 from 9.88% at the end of the fourth quarter of 2012 and increased from 9.72% at the end of the comparable period of 2012.

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

The Company’s capital adequacy ratios for the following periods are reflected below (the name has not been changed since there were bank call reports and bank holding company filings for both entities (Old SCBT Financial Corporation and Old First Financial Holding, Inc.) filed as of the respective dates below):

	June 30,	December 31,	June 30,
	2013	2012	2012

SCBT Financial Corporation:
Tier 1 risk-based capital	13.61%	12.73%	13.82%
Total risk-based capital	14.87%	13.99%	15.09%
Tier 1 leverage	9.22%	9.87%	9.24%

SCBT:
Tier 1 risk-based capital	13.28%	12.51%	13.62%
Total risk-based capital	14.54%	13.78%	14.89%
Tier 1 leverage	9.00%	9.70%	9.12%

Compared to December 31, 2012, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to an increase in capital and a slight decrease in risk-weighted assets.  The growth in capital was generated primarily by retained earnings less the cash dividends paid during 2013.  Our Tier 1 risk-based capital and total risk-based capital have decreased from June 30, 2012 due to risk-weighted assets increasing faster than the increase in capital.  The growth in risk-weighted assets, average assets, and capital were generated primarily by the Savannah acquisition.  The Tier 1 leverage ratio has decreased compared to December 31, 2012 and June 30, 2012 due to the increase in average assets as a result of the Savannah acquisition. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations will not begin until January 2015, while the phase-in period for larger banks starts in January 2014.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

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

Our legacy SCBT loan portfolio increased by approximately $184.3 million, or about 7.4% compared to the balance at June 30, 2012.  Our investment securities portfolio increased $20.4 million during this same time period.  Total cash and cash equivalents were $436.5 million at June 30, 2013 as compared to $380.7 million at December 31, 2012 and $309.9 million at June 30, 2012.

At June 30, 2013, December 31, 2012, and June 30, 2012, the Company had $1.3 million, $13.0 million, and $4.1 million respectively, in traditional, out-of-market brokered deposits.  Total deposits increased $522.0 million, or 14.3% from June 30, 2012, to $4.2 billion resulting primarily from organic growth and the Savannah acquisition. Excluding deposits acquired in the Savannah acquisition, total deposits decreased $68.6 million, or 1.9%.  Excluding deposits acquired from Savannah, we increased our noninterest-bearing deposit balance by $108.8 million, or 13.5%, at June 30, 2013 as compared to the balance at June 30, 2012.  Federal funds purchased and securities sold under agreements to repurchase increased $42.2 million, or 19.2%, from the balance at June 30, 2012, and increased $23.8 million, or 10.0%, from the balance at December 31, 2012.  Other borrowings grew by $8.3 million, or 17.9%, from June 30, 2012 due to the addition of SAVB Capital Trust I and II through the Savannah acquisition.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2013, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2013, our Bank had $81.3 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2013, our Bank had a total FHLB credit facility of $355.5 million with total outstanding letters of credit consuming $17.8 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of June 30, 2013:

				Losses	Remaining
	FDIC	Original	Original	Incurred *	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	Losses	Mark **	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	6/30/2013	for Loans	6/30/2013	Losses

CBT	$233,000	$340,039	$334,082	$293,438	$20,903	$10,800	$325,141
Habersham	94,000	124,363	119,978	84,617	8,387	5,278	98,282
BankMeridian	70,827	70,190	67,780	26,972	9,511	3,731	40,214
Total	$397,827	$534,592	$521,840	$405,027	$38,801	$19,809	$463,637

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2013, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $124.6 million at June 30, 2013.  Based on these criteria, we had four such credit concentrations at June 30, 2013, including loans to borrowers engaged in loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), and loans to lessors of residential buildings, and loans to offices of physicians (except mental health specialists).

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, and the following:

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

·                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of First Financial, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

·                  Transaction risk arising from problems with service or product delivery;

·                  Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

·                  Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, including the impact of the capital rules under Basel III;

·                  Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

·                  Reputation risk that adversely affects earnings or capital arising from negative public opinion;

·                  Terrorist activities risk that result in loss of consumer confidence and economic disruptions;

·                  Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers,  as well as the potential impacts of third-party security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2013 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2013 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business, except for those described below.

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

First Financial Litigation.  On March 5, 2013, a purported shareholder of First Financial filed a lawsuit in the Court of Chancery of the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., No. 8386-VCN.  On March 25, 2013, another purported shareholder of First Financial filed a lawsuit in the same court captioned Emmy Moore v. R. Wayne Hall et al., No. 8434-VCN. Each complaint named First Financial, members of First Financial’s board of directors and SCBT as defendants.  The complaints were purportedly brought on behalf of a putative class of First Financial’s common shareholders and sought a declaration that the lawsuits are properly maintainable as a class action with the named plaintiffs as the proper class representatives. Each complaint alleged that First Financial’s board of directors breached their fiduciary duties to First Financial shareholders by attempting to sell First Financial to SCBT by means of an unfair process and for an unfair price and that SCBT aided and abetted these alleged breaches of fiduciary duty. Among other relief, each complaint sought declaratory and injunctive relief to prevent the proposed merger between First Financial and SCBT. On April 18, 2013, the Court of Chancery issued an order consolidating the two lawsuits into one action captioned In re First Financial Holdings, Inc. Shareholder Litigation, No. 8386-VCN, and requiring the plaintiffs to file a single consolidated amended complaint as soon as practicable. On May 7, 2013, the plaintiffs filed a consolidated amended complaint, which generally alleges that First Financial’s board of directors breached their fiduciary duties to First Financial shareholders by attempting to sell First Financial to SCBT by means of an unfair process and for an unfair price and by failing to disclose certain material information about the proposed merger.

On July 16, 2013, SCBT, First Financial and the director defendants entered into a memorandum of understanding (the “First Financial MOU”) with plaintiffs regarding the settlement of the action, subject to the approval of the court.  Pursuant to the terms of the MOU, SCBT and First Financial agreed to make available additional information to First Financial shareholders regarding the First Financial merger.  In return, the plaintiffs agreed to the dismissal of the lawsuit with prejudice and not to seek any interim relief in favor of the alleged class of First Financial stockholders. If the court approves the settlement contemplated by the First Financial MOU, the lawsuit will be dismissed with prejudice and the defendants will be released from any claims that plaintiffs and the alleged class of First Financial shareholders may have based upon, arising out of, or related to the First Financial merger, defendants’ consideration of the First Financial merger, and any disclosures or public filings related to the First Financial merger (other than any claims of First Financial shareholders under the federal securities law entirely unrelated to the First Financial merger or any disclosures related thereto). The First Financial MOU provides that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to First Financial’s shareholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the First Financial MOU may be terminated.

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

On July 18, 2013, the court granted a temporary injunction enjoining SCBT from certifying the vote of its shareholders at its special meeting on July 24, 2013 to consider and vote upon the First Financial merger, pending a hearing scheduled for the same date on the defendants’ motion to vacate that temporary injunction. On July 19, 2013, SCBT entered into a memorandum of understanding (the “Rational/First Financial MOU”) with plaintiff regarding the settlement of the action.  Pursuant to the Rational/First Financial MOU, SCBT agreed to make available additional information to SCBT shareholders regarding the First Financial merger, and the plaintiff agreed to jointly request with SCBT that the temporary injunction be lifted so that the results of the special meeting could be certified without any delay or impediment. Under the terms of the Rational/First Financial MOU, SCBT, the SCBT director defendants and the plaintiff have agreed to settle the lawsuit and release the defendants from all claims made by the plaintiff relating to the First Financial merger, subject to approval by the Court. If the court approves the settlement contemplated by the Rational/First Financial MOU, the lawsuit will be dismissed with prejudice. The Rational/First Financial MOU provides that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to SCBT’s shareholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Rational/First Financial MOU may be terminated.

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

(a)           Not applicable

(b)           Not applicable

(c)           Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1- April 30	1,256	*	$47.77	—	147,872
May 1 - May 31	—		—	—	147,872
June 1 - June 30	—		—	—	147,872

Total	1,256			—	147,872

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: August 9, 2013	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2013	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Director of External Reporting (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of First Financial Holdings, Inc. for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)                                 As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.