Form 10-Q
period 2013-09-30
FIRST FINANCIAL HOLDINGS, INC.
filed 2013-11-12
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2013
Common Stock, $2.50 par value	24,076,514

First Financial Holdings, Inc. and Subsidiary

September 30, 2013 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$266,387	$185,708	$105,851
Interest-bearing deposits with banks	30,963	16,018	2,341
Federal funds sold and securities purchased under agreements to resell	347,821	179,004	169,872
Total cash and cash equivalents	645,171	380,730	278,064
Investment securities:
Securities held to maturity (fair value of $12,992, $16,553, and $17,750, respectively)	12,426	15,440	16,568
Securities available for sale, at fair value	626,798	534,883	476,023
Other investments	13,386	9,768	7,996
Total investment securities	652,610	560,091	500,587
Loans held for sale	52,467	65,279	71,585
Loans:
Acquired (covered of $361,540, $282,728 and $309,034, respectively; non-covered of $2,651,563, $792,014 and $211,957, respectively)	3,013,103	1,074,742	520,991
Less allowance for acquired loan losses	(31,141)	(32,132)	(31,138)
Non-acquired	2,741,242	2,571,003	2,517,352
Less allowance for non-acquired loan losses	(36,145)	(44,378)	(46,439)
Loans, net	5,687,059	3,569,235	2,960,766
Goodwill	319,180	101,286	66,895
Premises and equipment, net	184,959	115,583	105,579
FDIC receivable for loss share agreements	115,773	146,171	174,321
Bank owned life insurance	96,551	42,737	35,785
Other real estate owned (covered of $40,543, $34,257 and $47,063, respectively; non-covered of $35,330, $32,248 and $27,484, respectively)	75,873	66,505	74,547
Core deposit and other intangibles	62,195	25,199	12,862
Other assets	136,603	63,597	44,241
Total assets	$8,028,441	$5,136,413	$4,325,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,481,791	$981,963	$818,633
Interest-bearing	5,181,315	3,316,397	2,770,665
Total deposits	6,663,106	4,298,360	3,589,298
Federal funds purchased and securities sold under agreements to repurchase	233,792	238,621	226,330
Other borrowings	101,347	54,897	45,807
Other liabilities	60,170	36,986	29,873
Total liabilities	7,058,415	4,628,864	3,891,308
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; 65,000, 0, and 0 shares issued and outstanding, respectively	1	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,066,545, 16,937,464 and 15,114,185 shares issued and outstanding, respectively	60,166	42,344	37,785
Surplus	760,507	328,843	263,569
Retained earnings	159,980	135,986	132,798
Accumulated other comprehensive income (loss)	(10,628)	376	(228)
Total shareholders’ equity	970,026	507,549	433,924
Total liabilities and shareholders’ equity	$8,028,441	$5,136,413	$4,325,232

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$78,678	$46,179	$184,879	$128,076
Investment securities:
Taxable	3,315	2,893	7,572	7,800
Tax-exempt	1,202	181	3,582	576
Federal funds sold and securities purchased under agreements to resell	505	282	1,366	773
Total interest income	83,700	49,535	197,399	137,225
Interest expense:
Deposits	2,698	1,970	5,721	6,736
Federal funds purchased and securities sold under agreements to repurchase	92	105	343	341
Other borrowings	1,239	550	2,579	1,666
Total interest expense	4,029	2,625	8,643	8,743
Net interest income	79,671	46,910	188,756	128,482
Provision for loan losses	659	4,044	1,898	11,408
Net interest income after provision for loan losses	79,012	42,866	186,858	117,074
Noninterest income:
Service charges on deposit accounts	8,966	6,169	20,463	17,501
Bankcard services income	6,493	3,570	14,631	10,508
Mortgage banking income	1,342	3,496	6,619	8,365
Trust and investment services income	3,593	1,577	8,345	4,617
Securities gains	—	—	—	61
Amortization of FDIC indemnification assets, net	(7,625)	(6,623)	(22,106)	(14,226)
Other	2,496	977	5,321	3,557
Total noninterest income	15,265	9,166	33,273	30,383
Noninterest expense:
Salaries and employee benefits	34,464	18,647	81,462	54,957
Information services expense	3,827	2,662	10,011	8,032
OREO expense and loan related	3,461	3,951	9,383	8,782
Net occupancy expense	5,046	2,981	11,663	8,660
Furniture and equipment expense	3,523	2,165	8,306	6,775
Merger and conversion related expense	10,397	568	13,220	2,662
FDIC assessment and other regulatory charges	1,521	878	3,841	2,988
Bankcard expense	1,752	1,057	4,152	3,077
Amortization of intangibles	1,738	566	3,794	1,606
Advertising and marketing	1,150	736	2,640	2,046
Professional fees	1,377	643	2,828	2,008
Other	7,163	3,177	15,445	9,167
Total noninterest expense	75,419	38,031	166,745	110,760
Earnings:
Income before provision for income taxes	18,858	14,001	53,386	36,697
Provision for income taxes	6,804	4,938	18,151	12,576
Net income	12,054	9,063	35,235	24,121
Preferred stock dividends	542	—	542	—
Net income available to common shareholders	$11,512	$9,063	$34,693	$24,121
Earnings per common share:
Basic	$0.53	$0.61	$1.87	$1.67
Diluted	$0.52	$0.60	$1.85	$1.66
Dividends per common share	$0.19	$0.17	$0.55	$0.51
Weighted-average common shares outstanding:
Basic	21,894	14,920	18,518	14,484
Diluted	22,128	15,043	18,717	14,573

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$12,054	$9,063	$35,235	$24,122
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,676)	2,542	(18,240)	4,325
Tax effect	639	(969)	6,955	(1,649)
Reclassification adjustment for gains included in net income	—	—	—	(61)
Tax effect	—	—	—	23
Net of tax amount	(1,037)	1,573	(11,285)	2,638
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(77)	(140)	225	(407)
Tax effect	29	53	(86)	152
Reclassification adjustment for losses included in interest expense	77	74	229	218
Tax effect	(29)	(28)	(87)	(80)
Net of tax amount	—	(41)	281	(117)
Other comprehensive income (loss), net of tax	(1,037)	1,532	(11,004)	2,521
Comprehensive income	$11,017	$10,595	$24,231	$26,643

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income (loss):
Net income	—	—	—	—	—	24,122	—	24,122
Other comprehensive income, net of tax	—	—	—	—	—	—	2,521	2,521
Total comprehensive income								26,643
Cash dividends declared at $.51 per share	—	—	—	—	—	(7,522)	—	(7,522)
Employee stock purchases	—	—	12,035	30	331	—	—	361
Stock options exercised	—	—	36,681	91	808	—	—	899
Restricted stock awards	—	—	42,674	106	(106)	—	—	—
Common stock repurchased	—	—	(19,368)	(48)	(626)	—	—	(674)
Share-based compensation expense	—	—	—	—	1,292	—	—	1,292
Common stock issued in Peoples Bancorporation acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Balance, September 30, 2012	—	$—	15,114,185	$37,785	$263,569	$132,798	$(228)	$433,924

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income (loss):
Net income	—	—	—	—	—	35,235	—	35,235
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11,004)	(11,004)
Total comprehensive income								24,231
Cash dividends on Series A preferred stock at annual dividend rate of 5%	—	—	—	—	—	(542)	—	(542)
Cash dividends declared at $.55 per share	—	—	—	—	—	(10,699)	—	(10,699)
Employee stock purchases	—	—	9,385	23	379	—	—	402
Stock options exercised	—	—	37,021	92	962	—	—	1,054
Restricted stock awards	—	—	77,354	194	(194)	—	—	—
Common stock repurchased	—	—	(12,953)	(32)	(641)	—	—	(673)
Share-based compensation expense	—	—	—	—	2,332	—	—	2,332
Common stock issued for First Financial Holdings, Inc. acquisition	—	—	7,018,274	17,545	363,827	—	—	381,372
Preferred stock assumed in First Financial Holdings, Inc. acquisition	65,000	1	—	—	64,999	—	—	65,000
Balance, September 30, 2013	65,000	$1	24,066,545	$60,166	$760,507	$159,980	$(10,628)	$970,026

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$35,235	$24,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,811	8,976
Provision for loan losses	1,898	11,408
Deferred income taxes	11,712	3,173
Gain on sale of securities	—	(61)
Gains on OREO sales	(8,809)	(6,961)
Share-based compensation expense	2,332	1,292
Loss on disposal of premises and equipment	5	2
Amortization of FDIC indemnification asset	22,106	14,226
Accretion on acquired loans	(75,365)	(36,983)
Net amortization of investment securities	3,014	2,671
OREO write downs	5,180	13,648
Net change in:
Loans held for sale	32,676	(25,776)
Accrued interest receivable	(3,462)	2,682
Prepaid assets	4,166	1,108
FDIC loss share receivable	37,629	74,105
Accrued interest payable	(1,629)	(1,443)
Accrued income taxes	33,144	(9,071)
Miscellaneous assets and liabilities	(12,637)	(40,956)
Net cash provided by operating activities	99,006	36,162
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	177,468	25,359
Proceeds from maturities and calls of investment securities held to maturity	3,014	—
Proceeds from maturities and calls of investment securities available for sale	121,535	73,306
Proceeds from sales of other investment securities	17,019	12,429
Purchases of investment securities available for sale	(121,018)	(110,081)
Net decrease in customer loans	185,003	90,835
Net cash received from acquisitions	173,502	10,923
Purchases of premises and equipment	(7,291)	(11,509)
Proceeds from sale of premises and equipment	50	33
Proceeds from sale of OREO	44,578	50,884
Net cash provided by investing activities	593,860	142,179
Cash flows from financing activities:
Net decrease in deposits	(157,066)	(100,243)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,829)	36,352
Repayment of other borrowings	(256,072)	(875)
Common stock issuance	402	361
Common stock repurchased	(673)	(674)
Dividends paid on preferred stock	(542)	—
Dividends paid on common stock	(10,699)	(7,522)
Stock options exercised	1,054	899
Net cash used in financing activities	(428,425)	(71,702)
Net increase in cash and cash equivalents	264,441	106,639
Cash and cash equivalents at beginning of period	380,730	171,425
Cash and cash equivalents at end of period	$645,171	$278,064

Supplemental Disclosures:
Cash paid for:
Interest	$5,199	$9,076
Income taxes	$8,408	$18,216

Noncash investing activities:
Transfers of loans to foreclosed properties (covered of $16,986 and $19,146, respectively; and non-covered of $22,106 and $21,185, respectively)	$39,092	$40,331

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in SCBT Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013,  should be referenced when reading these unaudited condensed consolidated financial statements.

On July 26, 2013, SCBT Financial Corporation acquired First Financial Holdings, Inc., and changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.”  Unless otherwise mentioned or unless the context requires otherwise, references herein to “SCBT,” the “Company” “we,” “us,” “our” or similar references mean First Financial Holdings, Inc. and its consolidated subsidiaries.  References to the “Bank” mean the Company’s wholly-owned bank subsidiary, SCBT, a South Carolina banking corporation.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”).  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company’s financial statements.

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

Note 4 — Mergers and Acquisitions

First Financial Holdings, Inc. Merger

On July 26, 2013, the Company acquired all of the outstanding common stock of First Financial Holdings, Inc. (“First Financial” or “FFCH”), of Charleston, South Carolina, the bank holding company for First Federal Bank (“First Federal”), in a stock transaction.  First Financial common shareholders received 0.4237 shares of the Company’s common stock in exchange for each share of First Financial common stock, resulting in the Company issuing 7,018,274 shares of its common stock.  Each outstanding share of First Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“First Financial Preferred Stock”), was converted into the right to receive one share of preferred stock of SCBT, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the First Financial Preferred Stock.  In total, the purchase price for the First Financial acquisition was $447.0 million including $65.0 million in preferred stock and the value of “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $530,000.

The First Financial transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

Note 4 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of July 26, 2013, as recorded by First Financial on the acquisition date and initial fair value adjustments.

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands)	FFCH	Adjustments		by SCBT
Assets
Cash and cash equivalents	$174,082	$—		$174,082
Investment securities	313,200	(1,388	)(a)	311,812
Loans held for sale	19,858	6	(b)	19,864
Loans	2,355,527	(92,720	)(b)	2,262,807
Premises and equipment	82,399	(5,435	)(c)	76,964
Intangible assets	7,037	33,738	(d)	40,775
Other real estate owned and repossessed assets	14,569	(2,660	)(e)	11,909
FDIC receivable for loss sharing agreement	47,459	(18,122	)(f)(k)	29,337
Bank owned life insurance	51,513	—		51,513
Deferred tax asset	2,595	42,741	(g)	45,336
Other assets	66,834	(5,530	)(h)	61,304
Total assets	$3,135,073	$(49,370)		$3,085,703

Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	2,091,296
Total deposits	2,514,012	7,801		2,521,813
Federal funds purchased and securities sold under agreements to repurchase	—	—		—
Other borrowings	280,187	21,526	(j)	301,713
Other liabilities	35,177	(2,059	)(k)	33,118
Total liabilities	2,829,376	27,268		2,856,644
Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		229,059
Goodwill	—	217,894		217,894
Net assets acquired over liabilities assumed	$305,697	$141,256		$446,953

Consideration:
SCBT Financial Corporation common shares issued	7,018,274
Purchase price per share of the Company’s common stock	$54.34
Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000
Fair value of total consideration transferred	$446,953

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by First Financial.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for credit cards and customer lists.

(e)—Adjustment reflects the fair value adjustments to OREO based on the Company’s evaluation of the acquired OREO portfolio.

(f)—Adjustment reflects the fair value adjustments to the FDIC receivable for loss sharing agreements based on the Company’s evaluation of the losses on the acquired assets covered under loss share agreements with the FDIC net of any clawback.

(g) —Adjustment to record deferred tax asset related to fair value adjustments at 35.8% income tax rate.

(h)—Adjustment reflects uncollectible portion of accrued interest receivable and loan fees receivable.

(i)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(j)— Adjustment reflects the fair value adjustment which was equal to the prepayment fee paid to fully pay off the FHLB advances on July 26, 2013. This fair value adjustment and the fair value adjustment of the junior subordinated debt was determined based upon interest rates.

(k)— Adjustment reflects the reclassification of the clawback to net against the FDIC receivable, the incremental accrual for employee related benefits, lease liabilities, and adjustment of other miscellaneous accruals.

Note 4 — Mergers and Acquisitions (Continued)

The operating results of the Company for the period ended September 30, 2013, include the operating results of the acquired assets and assumed liabilities for the 66 days subsequent to the acquisition date of July 26, 2013.  Merger-related charges of $10.4 million are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker cost, termination of certain employment related contracts, travel costs, printing, supplies and other costs.

The following table discloses the impact of the merger with First Financial (excluding the impact of merger-related expenses) since the acquisition on July 26, 2013 through September 30, 2013.  The table also presents certain proforma information as if FFCH had been acquired on January 1, 2013 and January 1, 2012.  These results combine the historical results of FFCH in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013 or January 1, 2012.

Merger-related costs of $13.2 million from the Savannah and FFCH acquisitions are included in the Company’s consolidated statements of income for the nine months ended September 30, 2013, and are not included in the pro forma information below.  In particular, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the nine months ended September 30, 2013 and 2012 of FFCH in the amount of $8.3 million and $16.0 million, respectively.  No adjustments have been made to reduce the impact of any OREO write downs recognized by FFCH in either the nine month periods of 2013 or 2012. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded in the remainder of 2013 and during 2014.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the proforma amounts below:

	Actual since
	Acquisition	Pro Forma	Pro Forma
	(July 26, 2013 through	Nine Months	Nine Months
(Dollars in thousands)	September 30, 2013)	Ended September 30, 2013	Ended September 30, 2012

Total revenues (net interest income plus noninterest income)	$30,244	$329,046	$362,666
Net income available to the common shareholder	$7,012	$58,163	$34,119

The Savannah Bancorp, Inc. Acquisition

On December 13, 2012, the Company acquired all of the outstanding common stock of The Savannah Bancorp, Inc. (“Savannah”), a bank holding company based in Savannah, Georgia, in a stock transaction.  Savannah common shareholders received 0.2503 shares of the Company’s common stock in exchange for each share of Savannah common stock, resulting in the Company issuing 1,802,137 shares of common stock.  In total, the purchase price for the Savannah acquisition was $68.9 million including the value of “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $63,000.

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

				Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	Savannah	Adjustments		Adjustments		by SCBT
Assets
Cash and cash equivalents	$86,244	$—		$—		$86,244
Investment securities	75,460	(1,288	)(a)	31	(a)	74,203
Loans	660,555	(59,196	)(b)	—		601,359
Premises and equipment	12,555	(1,843	)(c)	(260	)(c)	10,452
Intangible assets	3,357	9,546	(d)	15	(d)	12,918
Other real estate owned and repossessed assets	13,934	(5,315	)(e)	(881	)(e)	7,738
Bank owned life insurance	6,705	—		—		6,705
Deferred tax asset	(790)	39,143	(f)	280	(f)	38,633
Other assets	8,497	(2,348	)(g)	—		6,149
Total assets	$866,517	$(21,301)		$(815)		$844,401

Liabilities
Deposits:
Noninterest-bearing	$129,902	$—		$—		$129,902
Interest-bearing	619,198	2,530	(h)	—		621,728
Total deposits	749,100	2,530		—		751,630
Federal funds purchased and securities sold under agreements to repurchase	13,491	—		—		13,491
Other borrowings	30,613	(232	)(i)	—		30,381
Other liabilities	8,026	6,657	(j)	(311	)(j)	14,372
Total liabilities	801,230	8,955		(311)		809,874
Net identifiable assets acquired over (under) liabilities assumed	65,287	(30,256)		(504)		34,527
Goodwill	—	33,886		504		34,390
Net assets acquired over liabilities assumed	$65,287	$3,630		$—		$68,917

Consideration:
SCBT Financial Corporation common shares issued	1,802,137
Purchase price per share of the Company’s common stock	$38.20
Company common stock issued and cash exchanged for fractional shares	68,854
Cash paid for stock options outstanding	63
Fair value of total consideration transferred	$68,917

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

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

Note 4 — Mergers and Acquisitions (Continued)

Peoples Bancorporation, Inc. Acquisition

On April 24, 2012, the Company acquired all of the outstanding common stock of Peoples Bancorporation, Inc. (“Peoples”), a bank holding company based in Easley, South Carolina, in a stock transaction.  Peoples common shareholders received 0.1413 shares of the Company’s common stock in exchange for each share of Peoples common stock, resulting in the Company issuing 1,002,741 common shares at a fair value of $31.1 million.  Peoples’ outstanding shares of preferred stock (including accrued and unpaid dividends) issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) were purchased by the Company for $13.4 million and retired as part of the merger transaction.  In total, the purchase price for the Peoples acquisition was $44.5 million including the value of outstanding stock options totaling $96,000.

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

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

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

(i)—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2013:
State and municipal obligations	$12,426	$579	$(13)	$12,992

December 31, 2012:
State and municipal obligations	$15,440	$1,113	$—	$16,553

September 30, 2012:
State and municipal obligations	$16,568	$1,182	$—	$17,750

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2013:
Government-sponsored entities debt *	$107,906	$282	$(5,515)	$102,673
State and municipal obligations	144,359	2,161	(3,942)	142,578
Mortgage-backed securities **	376,030	5,027	(2,431)	378,626
Corporate stocks	2,661	263	(3)	2,921
	$630,956	$7,733	$(11,891)	$626,798
December 31, 2012:
Government-sponsored entities debt *	$87,584	$965	$(31)	$88,518
State and municipal obligations	147,201	5,647	(49)	152,799
Mortgage-backed securities **	285,800	7,489	(102)	293,187
Corporate stocks	241	139	(1)	379
	$520,826	$14,240	$(183)	$534,883
September 30, 2012:
Government-sponsored entities debt *	$70,654	$892	$(1)	$71,545
State and municipal obligations	134,813	5,264	(44)	140,033
Mortgage-backed securities **	256,398	7,654	(82)	263,970
FHLMC preferred stock***	148	—	(46)	102
Corporate stocks	240	133	—	373
	$462,253	$13,943	$(173)	$476,023

* - Government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

*** Securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2013:
Federal Home Loan Bank stock	$10,352	$—	$—	$10,352
Investment in unconsolidated subsidiaries	3,034	—	—	3,034
	$13,386	$—	$—	$13,386
December 31, 2012:
Federal Home Loan Bank stock	$8,126	$—	$—	$8,126
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,768	$—	$—	$9,768
September 30, 2012:
Federal Home Loan Bank stock	$6,664	$—	$—	$6,664
Investment in unconsolidated subsidiaries	1,332	—	—	1,332
	$7,996	$—	$—	$7,996

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2013 and ultimate recoverability of the par value of these investments is probable.

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$750	$762	$5,411	$5,437
Due after one year through five years	1,075	1,123	13,255	13,570
Due after five years through ten years	8,658	9,042	221,162	219,392
Due after ten years	1,943	2,065	391,128	388,399
	$12,426	$12,992	$630,956	$626,798

Note 5 — Investment Securities (Continued)

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2013, December 31, 2012 and September 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2013:
Securities Held to Maturity
State and municipal obligations	$13	$488	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$5,515	$85,500	$—	$—
State and municipal obligations	3,942	88,497	—	—
Mortgage-backed securities	2,404	112,833	27	2,225
Corporate Stocks	3	7	—	—
	$11,864	$286,837	$27	$2,225

December 31, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$31	$4,963	$—	$—
State and municipal obligations	49	9,602	—	—
Mortgage-backed securities	102	13,709	—	—
Corporate stocks	1	9	—	—
	$183	$28,283	$—	$—

September 30, 2012:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$1	$3,979	$—	$—
State and municipal obligations	44	5,983	—	—
Mortgage-backed securities	82	18,849	—	—
FHLMC preferred stock	46	102	—	—
	$173	$28,913	$—	$—

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All securities available for sale in an unrealized loss position as of September 30, 2013 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.   Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$288,199	$273,420	$273,606
Commercial non-owner occupied	282,678	290,071	278,935
Total commercial non-owner occupied real estate	570,877	563,491	552,541
Consumer real estate:
Consumer owner occupied	498,734	434,503	430,825
Home equity loans	255,291	255,284	255,677
Total consumer real estate	754,025	689,787	686,502
Commercial owner occupied real estate	814,259	784,152	787,623
Commercial and industrial	301,845	279,763	245,285
Other income producing property	140,024	133,713	131,832
Consumer	116,312	86,934	86,729
Other loans	43,900	33,163	26,840
Total non-acquired loans	2,741,242	2,571,003	2,517,352
Less allowance for loan losses	(36,145)	(44,378)	(46,439)
Non-acquired loans, net	$2,705,097	$2,526,625	$2,470,913

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of total acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
FASB ASC Topic 310-20 acquired loans	$1,665,333	$73,215	$—
FASB ASC Topic 310-30 acquired loans	1,347,770	1,001,527	520,991
Total acquired loans	3,013,103	1,074,742	520,991
Less allowance for loan losses	(31,141)	(32,132)	(31,138)
Acquired loans, net	$2,981,962	$1,042,610	$489,853

The unpaid principal balance for acquired loans was $3.3 billion, $1.3 billion, and $744.4 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

The following is a summary of acquired loans accounted for under FASB ASC Topic 310-20 (identified as performing at the time of acquisition):

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$55,259	$839	$—
Commercial non-owner occupied	65,181	2,877	—
Total commercial non-owner occupied real estate	120,440	3,716	—
Consumer real estate:
Consumer owner occupied	769,086	—	—
Home equity loans	274,893	36,139	—
Total consumer real estate	1,043,979	36,139	—
Commercial owner occupied real estate	83,133	12,141	—
Commercial and industrial	64,069	17,531	—
Other income producing property	78,344	3,688	—
Consumer	275,368	—	—
Total FASB ASC Topic 310-20 acquired loans	$1,665,333	$73,215	$—

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired loans accounted for under FASB ASC Topic 310-30 (identified as credit-impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$37,894	$49,684	$53,301
Commercial real estate	477,968	372,924	151,444
Commercial real estate—construction and development	132,176	130,451	58,317
Residential real estate	505,127	355,127	205,441
Consumer	108,420	15,685	10,125
Commercial and industrial	81,734	72,884	37,499
Single pay	4,451	4,772	4,864
Total FASB ASC Topic 310-30 acquired loans	1,347,770	1,001,527	520,991
Less allowance for loan losses	(31,141)	(32,132)	(31,138)
FASB ASC Topic 310-30 acquired loans, net	$1,316,629	$969,395	$489,853

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired and non-impaired at the acquisition date for First Financial (July 26, 2013) are as follows:

	July 26, 2013
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
Contractual principal and interest	$713,236	$238,760	$951,996
Non-accretable difference	(131,320)	(25,532)	(156,852)
Cash flows expected to be collected	581,916	213,228	795,144
Accretable yield	(159,546)	(43,647)	(203,193)
Carrying value	$422,370	$169,581	$591,951

The table above excludes $1.67 billion ($1.71 billion in contractual principal less a $40.6 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and will be accounted for under FASB ASC Topic 310-20.

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

The table above excludes $69.5 million ($74.9 million in contractual principal less a $5.4 million fair value adjustment) in acquired loans at fair value that were identified as revolving lines of credit (commercial or consumer) as of the acquisition date and will be accounted for under FASB ASC Topic 310-20.

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of FASB ASC Topic 310-30 acquired loans as of September 30, 2013, December 31, 2012, and September 30, 2012 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Contractual principal and interest	$1,942,403	$1,303,047	$742,092
Non-accretable difference	(262,313)	(140,671)	(113,755)
Cash flows expected to be collected	1,680,090	1,162,376	628,337
Accretable yield	(332,320)	(160,849)	(107,346)
Carrying value	$1,347,770	$1,001,527	$520,991
Allowance for acquired loan losses	$(31,141)	$(32,132)	$(31,138)

Income on acquired FASB ASC Topic 310-30 loans that are not impaired at the acquisition date is recognized in the same manner as loans impaired at the acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following are changes in the carrying value of FASB ASC Topic 310-30 acquired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$969,395	$370,581
Fair value of acquired loans	591,951	234,245
Net reductions for payments, foreclosures, and accretion	(243,726)	(115,455)
Change in the allowance for loan losses on acquired loans	(991)	482
Balance at end of period, net of allowance for loan losses on acquired loans	$1,316,629	$489,853

The following are changes in the carrying amount of accretable difference for acquired impaired and non-impaired loans for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$160,849	$94,600
Addition from the Peoples acquisition	—	34,921
Addition from the First Financial acquisition	203,194	—
Interest income	(70,697)	(36,156)
Reclass of nonaccretable difference due to improvement in expected cash flows	48,244	26,399
Other changes, net	(9,270)	(12,418)
Balance at end of period	$332,320	$107,346

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

With the FFCH acquisition, the Company segregated the loan portfolio into performing loans and purchased credit impaired loans.  The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually.  The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans.  The purchased credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, SCBT generally aggregates purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.  Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable yield and recognized as interest income prospectively.  Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.  Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss.  The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $25,000 and the probability of default that is determined based upon historical data at the loan level.  The Company changed the threshold of loans reviewed from $500,000 during the second quarter to more accurately derive the expected loss in pools where there are few, if any, loans greater than $500,000. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools.  In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool.  Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.  (For further discussion of the Company’s allowance for loan losses on acquired loans, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012.)

Note 6 — Loans and Allowance for Loan Losses (Continued)

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Three months ended September 30, 2013:
Balance at beginning of period	$38,625	$31,597	$70,222
Loans charged-off	(4,293)	—	(4,293)
Recoveries of loans previously charged off	1,248	—	1,248
Net charge-offs	(3,045)	—	(3,045)
Provision for loan losses	565	(456)	109
Benefit attributable to FDIC loss share agreements	—	550	550
Total provision for loan losses charged to operations	565	94	659
Provision for loan losses recorded through the FDIC loss share receivable	—	(550)	(550)
Balance at end of period	$36,145	$31,141	$67,286

Three months ended September 30, 2012:
Balance at beginning of period	$47,269	$35,813	$83,082
Loans charged-off	(5,940)	—	(5,940)
Recoveries of loans previously charged off	610	—	610
Net charge-offs	(5,330)	—	(5,330)
Provision for loan losses	4,500	(4,675)	(175)
Benefit attributable to FDIC loss share agreements	—	4,219	4,219
Total provision for loan losses charged to operations	4,500	(456)	4,044
Provision for loan losses recorded through the FDIC loss share receivable	—	(4,219)	(4,219)
Balance at end of period	$46,439	$31,138	$77,577

	Non-acquired
(Dollars in thousands)	Loans	Acquired Loans	Total
Nine months ended September 30, 2013:
Balance at beginning of period	$44,378	$32,132	$76,510
Loans charged-off	(12,121)	—	(12,121)
Recoveries of loans previously charged off	2,870	—	2,870
Net charge-offs	(9,251)	—	(9,251)
Provision for loan losses	1,018	(991)	27
Benefit attributable to FDIC loss share agreements	—	1,871	1,871
Total provision for loan losses charged to operations	1,018	880	1,898
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,871)	(1,871)
Balance at end of period	$36,145	$31,141	$67,286

Nine months ended September 30, 2012:
Balance at beginning of period	$49,367	$31,620	$80,987
Loans charged-off	(17,193)	—	(17,193)
Recoveries of loans previously charged off	3,075	—	3,075
Net charge-offs	(14,118)	—	(14,118)
Provision for loan losses	11,190	(482)	10,708
Benefit attributable to FDIC loss share agreements	—	700	700
Total provision for loan losses charged to operations	11,190	218	11,408
Provision for loan losses recorded through the FDIC loss share receivable	—	(700)	(700)
Balance at end of period	$46,439	$31,138	$77,577

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended September 30, 2013:
Allowance for loan losses:
Balance, June 30, 2013	$8,431	$4,866	$7,984	$6,438	$2,974	$4,039	$3,260	$426	$207	$38,625
Charge-offs	(1,244)	(652)	(219)	(888)	(206)	(154)	(179)	(751)	—	(4,293)
Recoveries	650	18	1	104	75	187	12	201	—	1,248
Provision	(108)	(462)	(53)	448	91	(301)	(58)	955	53	565
Balance, September 30, 2013	$7,729	$3,770	$7,713	$6,102	$2,934	$3,771	$3,035	$831	$260	$36,145

Loans individually evaluated for impairment	$558	$—	$19	$21	$—	$—	$703	$—	$—	$1,301
Loans collectively evaluated for impairment	$7,171	$3,770	$7,694	$6,081	$2,934	$3,771	$2,332	$831	$260	$34,844

Loans:
Loans individually evaluated for impairment	$8,201	$2,804	$14,683	$575	$—	$707	$2,614	$—	$—	$29,584
Loans collectively evaluated for impairment	279,998	279,874	799,576	498,159	255,291	301,138	137,410	116,312	43,900	2,711,658

Total non-acquired loans	$288,199	$282,678	$814,259	$498,734	$255,291	$301,845	$140,024	$116,312	$43,900	$2,741,242

Three months ended September 30, 2012:
Allowance for loan losses:
Balance, June 30, 2012	$12,267	$5,432	$9,476	$7,617	$3,992	$3,765	$3,410	$1,064	$246	$47,269
Charge-offs	(3,441)	(504)	(334)	(545)	(203)	(270)	(84)	(523)	(36)	(5,940)
Recoveries	187	126	—	24	54	19	52	148	—	610
Provision	2,480	556	393	681	—	260	23	105	2	4,500
Balance, September 30, 2012	$11,493	$5,610	$9,535	$7,777	$3,843	$3,774	$3,401	$794	$212	$46,439

Loans individually evaluated for impairment	$1,151	$676	$402	$218	$—	$—	$125	$—	$—	$2,572
Loans collectively evaluated for impairment	$10,340	$4,935	$9,134	$7,559	$3,843	$3,774	$3,276	$794	$212	$43,867

Loans:
Loans individually evaluated for impairment	$12,680	$7,121	$18,377	$2,613	$—	$474	$2,778	$—	$—	$44,043
Loans collectively evaluated for impairment	260,926	271,814	769,246	428,212	255,677	244,811	129,054	86,729	26,840	2,473,309

Total non-acquired loans	$273,606	$278,935	$787,623	$430,825	$255,677	$245,285	$131,832	$86,729	$26,840	$2,517,352

The following tables present a disaggregated analysis of activity in the allowance for loan losses for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total

Nine months ended September 30, 2013
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(4,457)	(652)	(1,622)	(1,276)	(868)	(781)	(652)	(1,813)	—	(12,121)
Recoveries	1,043	345	16	234	174	324	123	611	—	2,870
Provision	307	(844)	576	576	2	(711)	(183)	1,252	43	1,018
Balance, September 30, 2013	$7,729	$3,770	$7,713	$6,102	$2,934	$3,771	$3,035	$831	$260	$36,145

Nine months ended September 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(7,073)	(1,877)	(2,009)	(1,850)	(1,251)	(705)	(824)	(1,454)	(150)	(17,193)
Recoveries	1,213	222	2	44	460	201	347	575	11	3,075
Provision	4,980	1,156	1,186	2,130	365	377	242	528	226	11,190
Balance, September 30, 2012	$11,493	$5,610	$9,535	$7,777	$3,843	$3,774	$3,401	$794	$212	$46,439

Note 6 — Loans and Allowance for Loan Losses (Continued)

As of September 30, 2013 and 2012, the Company has not recorded any allowance for loan losses for loans acquired and accounted for under FASB ASC Topic 310-20.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three months ended September 30, 2013:
Allowance for loan losses:
Balance, June 30, 2013	$13,428	$821	$4,392	$5,150	$474	$2,953	$4,379	$31,597
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,283)	330	(39)	488	(2)	(55)	105	(456)
Benefit attributable to FDIC loss share agreements	1,220	(264)	31	(392)	1	53	(99)	550
Total provision for loan losses charged to operations	(63)	66	(8)	96	(1)	(2)	6	94
Provision for loan losses recorded through the FDIC loss share receivable	(1,220)	264	(31)	392	(1)	(53)	99	(550)
Balance, September 30, 2013	$12,145	$1,151	$4,353	$5,638	$472	$2,898	$4,484	$31,141
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$12,145	$1,151	$4,353	$5,638	$472	$2,898	$4,484	$31,141

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	37,894	477,968	132,176	505,127	108,420	81,734	4,451	1,347,770
Total acquired loans	$37,894	$477,968	$132,176	$505,127	$108,420	$81,734	$4,451	$1,347,770

Three months ended September 30, 2012:
Allowance for loan losses:
Balance, June 30, 2012	$16,871	$1,812	$3,238	$4,415	$73	$4,749	$4,655	$35,813
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,059)	(1,365)	(1,744)	41	16	(478)	(86)	(4,675)
Benefit attributable to FDIC loss share agreements	1,006	1,296	1,415	(39)	(14)	473	82	4,219
Total provision for loan losses charged to operations	(53)	(69)	(329)	2	2	(5)	(4)	(456)
Provision for loan losses recorded through the FDIC loss share receivable	(1,006)	(1,296)	(1,415)	39	14	(473)	(82)	(4,219)
Balance, September 30, 2012	$15,812	$447	$1,494	$4,456	$89	$4,271	$4,569	$31,138
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$15,812	$447	$1,494	$4,456	$89	$4,271	$4,569	$31,138

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	53,301	151,444	58,317	205,441	10,125	37,499	4,864	520,991
Total acquired loans	$53,301	$151,444	$58,317	$205,441	$10,125	$37,499	$4,864	$520,991

*—The carrying value of FASB ASC Topic 310-30 acquired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total

Nine months ended September 30, 2013
Allowance for loan losses:
Balance, December 31, 2012	$15,408	$1,517	$1,628	$4,616	$96	$4,305	$4,562	$32,132
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,263)	(366)	2,725	1,019	379	(1,407)	(78)	(991)
Benefit attributable to FDIC loss share agreements	3,100	240	(2,067)	(494)	(320)	1,337	75	1,871
Total provision for loan losses charged to operations	(163)	(126)	658	525	59	(70)	(3)	880
Provision for loan losses recorded through the FDIC loss share receivable	(3,100)	(240)	2,067	494	320	(1,337)	(75)	(1,871)
Balance, September 30, 2013	$12,145	$1,151	$4,353	$5,635	$475	$2,898	$4,484	$31,141

Nine months ended September 30, 2012
Allowance for loan losses:
Balance, December 31, 2011	$16,706	$1,318	$—	$5,471	$—	$4,564	$3,561	$31,620
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(894)	(871)	1,494	(1,015)	89	(293)	1,008	(482)
Benefit attributable to FDIC loss share agreements	814	819	(1,268)	1,091	(71)	271	(956)	700
Total provision for loan losses charged to operations	(80)	(52)	226	76	18	(22)	52	218
Provision for loan losses recorded through the FDIC loss share receivable	(814)	(819)	1,268	(1,091)	71	(271)	956	(700)
Balance, September 30, 2012	$15,812	$447	$1,494	$4,456	$89	$4,271	$4,569	$31,138

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

Note 6 – Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$244,321	$215,793	$216,801	$238,940	$232,714	$223,235	$764,267	$716,578	$716,283
Special mention	24,775	31,670	29,894	35,052	38,473	34,470	23,871	31,800	29,565
Substandard	19,103	25,957	26,867	8,686	18,884	21,230	26,121	35,774	41,740
Doubtful	—	—	44	—	—	—	—	—	35
	$288,199	$273,420	$273,606	$282,678	$290,071	$278,935	$814,259	$784,152	$787,623

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$288,945	$265,148	$230,317	$121,565	$114,809	$114,409	$1,658,038	$1,545,042	$1,501,045
Special mention	9,734	8,626	8,996	9,282	9,324	8,755	102,714	119,893	111,680
Substandard	3,135	5,989	5,972	9,177	9,580	8,668	66,222	96,184	104,477
Doubtful	31	—	—	—	—	—	31	—	79
	$301,845	$279,763	$245,285	$140,024	$133,713	$131,832	$1,827,005	$1,761,119	$1,717,281

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$454,368	$388,822	$383,152	$241,624	$241,184	$241,278	$115,163	$85,517	$85,488
Special mention	21,444	24,515	23,556	8,218	7,837	8,420	849	897	799
Substandard	22,922	21,166	24,117	5,426	6,239	5,955	300	519	442
Doubtful	—	—	—	23	24	24	—	1	—
	$498,734	$434,503	$430,825	$255,291	$255,284	$255,677	$116,312	$86,934	$86,729

	Other			Consumer Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2013	2012	2012	2013	2012	2012
Pass	$43,900	$33,163	$26,840	$855,055	$748,686	$736,758
Special mention	—	—	—	30,511	33,249	32,775
Substandard	—	—	—	28,648	27,924	30,514
Doubtful	—	—	—	23	25	24
	$43,900	$33,163	$26,840	$914,237	$809,884	$800,071

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Pass	$2,513,093	$2,293,728	$2,237,803
Special mention	133,225	153,142	144,455
Substandard	94,870	124,108	134,991
Doubtful	54	25	103
	$2,741,242	$2,571,003	$2,517,352

At September 30, 2013, the aggregate amount of non-acquired substandard and doubtful loans totaled $94.9 million. When these loans are combined with non-acquired OREO of $16.6 million, our non-acquired classified assets (as defined by the state of South Carolina and the FDIC, our primary regulators) were $111.5 million. At December 31, 2012, the amounts were $124.1 million, $19.1 million, and $143.2 million, respectively. At September 30, 2012, the amounts were $135.1 million, $22.4 million, and $157.5 million, respectively.

Note 6 – Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for FASB ASC Topic 310-20 acquired loans (identified as performing at the time of acquisition):

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$54,863	$796	$—	$63,362	$2,877	$—	$81,973	$11,977	$—
Special mention	—	—	—	1,332	—	—	325	164	—
Substandard	396	43	—	487	—	—	835	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$55,259	$839	$—	$65,181	$2,877	$—	$83,133	$12,141	$—

	Commercial & Industrial			Other Income Producing Property
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2013	2012	2012	2013	2012	2012
Pass	$61,025	$17,515	$—	$75,624	$3,352	$—
Special mention	2,280	—	—	1,869	244	—
Substandard	764	16	—	851	92	—
Doubtful	—	—	—	—	—	—
	$64,069	$17,531	$—	$78,344	$3,688	$—

The following table presents the credit risk profile by risk grade of consumer loans for FASB ASC Topic 310-20 acquired loans (identified as performing at the time of acquisition):

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$767,359	$—	$—	$257,630	$34,656	$—	$275,188	$—	$—
Special mention	425	—	—	6,517	167	—	106	—	—
Substandard	1,302	—	—	10,746	1,316	—	75	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$769,086	$—	$—	$274,893	$36,139	$—	$275,369	$—	$—

The following table presents the credit risk profile by risk grade of FASB ASC Topic 310-30 acquired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 22):

	Commercial Loans Greater Than or Equal to $1 million-CBT			Commercial Real Estate			Commercial Real Estate— Construction and Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$15,417	$14,355	$15,854	$220,307	$297,408	$24,992	$41,801	$87,142	$21,351
Special mention	2,635	3,470	3,462	69,406	22,279	12,505	19,711	7,742	7,081
Substandard	19,842	31,859	33,985	188,255	53,072	37,095	70,664	34,754	28,391
Doubtful	—	—	—	—	165	165	—	813	1,494
	$37,894	$49,684	$53,301	$477,968	$372,924	$74,757	$132,176	$130,451	$58,317

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2013	2012	2012	2013	2012	2012	2013	2012	2012
Pass	$208,135	$254,976	$127,274	$8,639	$12,927	$7,136	$41,320	$54,046	$17,044
Special mention	93,623	38,239	27,322	40,038	783	959	4,285	5,293	5,281
Substandard	203,267	61,886	50,412	59,743	1,974	1,997	36,129	13,515	15,119
Doubtful	102	26	433	—	1	33	—	30	55
	$505,127	$355,127	$205,441	$108,420	$15,685	$10,125	$81,734	$72,884	$37,499

	Single Pay
	September 30,	December 31,	September 30,
	2013	2012	2012
Pass	$46	$57	$1,881
Special mention	—	52	52
Substandard	4,405	4,663	2,931
Doubtful	—	—	—
	$4,451	$4,772	$4,864

Note 6 — Loans and Allowance for Loan Losses (Continued)

The risk grading of FASB ASC Topic 310-30 acquired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on covered acquired loans, the Company’s risk of loss is mitigated by the FDIC loss share arrangement.

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
September 30, 2013
Commercial real estate:
Construction and land development	$2,239	$2,181	$4,834	$9,254	$278,945	$288,199
Commercial non-owner occupied	1,658	15	2,493	4,166	278,512	282,678
Commercial owner occupied	1,009	334	5,924	7,267	806,992	814,259
Consumer real estate:
Consumer owner occupied	2,806	1,449	2,755	7,010	491,724	498,734
Home equity loans	767	168	503	1,438	253,853	255,291
Commercial and industrial	139	103	672	914	300,931	301,845
Other income producing property	818	218	2,395	3,431	136,593	140,024
Consumer	300	201	61	562	115,750	116,312
Other loans	53	24	32	109	43,791	43,900
	$9,789	$4,693	$19,669	$34,151	$2,707,091	$2,741,242

December 31, 2012
Commercial real estate:
Construction and land development	$812	$701	$10,435	$11,948	$261,472	$273,420
Commercial non-owner occupied	1,013	572	3,605	5,190	284,881	290,071
Commercial owner occupied	1,141	40	9,827	11,008	773,144	784,152
Consumer real estate:
Consumer owner occupied	1,433	241	4,045	5,719	428,784	434,503
Home equity loans	735	170	395	1,300	253,984	255,284
Commercial and industrial	1,187	513	549	2,249	277,514	279,763
Other income producing property	322	278	3,253	3,853	129,860	133,713
Consumer	364	151	112	627	86,307	86,934
Other loans	49	41	36	126	33,037	33,163
	$7,056	$2,707	$32,257	$42,020	$2,528,983	$2,571,003

September 30, 2012
Commercial real estate:
Construction and land development	$1,751	$902	$10,789	$13,442	$260,164	$273,606
Commercial non-owner occupied	343	1,364	4,253	5,960	272,975	278,935
Commercial owner occupied	3,195	2,703	7,137	13,035	774,588	787,623
Consumer real estate:
Consumer owner occupied	1,731	501	5,007	7,239	423,586	430,825
Home equity loans	982	416	597	1,995	253,682	255,677
Commercial and industrial	425	280	384	1,089	244,196	245,285
Other income producing property	441	58	3,746	4,245	127,587	131,832
Consumer	722	161	56	939	85,790	86,729
Other loans	80	35	47	162	26,678	26,840
	$9,670	$6,420	$32,016	$48,106	$2,469,246	$2,517,352

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for FASB ASC Topic 310-20 acquired loans (identified as performing at the time of acquisition):

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
September 30, 2013
Commercial real estate:
Construction and land development	$—	$78	$409	$487	$54,772	$55,259
Commercial non-owner occupied	17	—	—	17	65,164	65,181
Commercial owner occupied	1,250	—	62	1,312	81,821	83,133
Consumer real estate:
Consumer owner occupied	26	714	—	740	768,346	769,086
Home equity loans	1,262	483	309	2,054	272,839	274,893
Commercial and industrial	381	—	147	528	63,541	64,069
Other income producing property	414	—	—	414	77,930	78,344
Consumer	231	92	78	401	274,967	275,368
	$3,581	$1,367	$1,005	$5,953	$1,659,380	$1,665,333

December 31, 2012
Commercial real estate:
Construction and land development	$—	$—	$43	$43	$796	$839
Commercial non-owner occupied	—	—	—	—	2,877	2,877
Commercial owner occupied	—	—	—	—	12,141	12,141
Consumer real estate:
Consumer owner occupied	—	—	—	—	—	—
Home equity loans	242	111	105	458	35,681	36,139
Commercial and industrial	11	—	—	11	17,520	17,531
Other income producing property	135	—	—	135	3,553	3,688
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$388	$111	$148	$647	$72,568	$73,215

September 30, 2012
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$—	$—
Commercial non-owner occupied	—	—	—	—	—	—
Commercial owner occupied	—	—	—	—	—	—
Consumer real estate:
Consumer owner occupied	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Other income producing property	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for FASB ASC Topic 310-30 acquired loans (identified as credit-impaired at the time of acquisition):

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
September 30, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$787	$13,210	$13,997	$23,897	$37,894
Commercial real estate	11,992	2,552	29,451	43,995	433,973	477,968
Commercial real estate—construction and development	2,625	678	19,011	22,314	109,862	132,176
Residential real estate	11,002	4,081	27,703	42,786	462,341	505,127
Consumer	1,754	478	2,036	4,268	104,152	108,420
Commercial and industrial	1,460	954	4,981	7,395	74,339	81,734
Single pay	—	18	22	40	4,411	4,451
	$28,833	$9,548	$96,414	$134,795	$1,212,975	$1,347,770
December 31, 2012
Commercial loans greater than or equal to $1 million-CBT	$922	$993	$22,471	$24,386	$25,298	$49,684
Commercial real estate	5,866	2,306	17,488	25,660	347,264	372,924
Commercial real estate—construction and development	2,976	1,573	18,718	23,267	107,184	130,451
Residential real estate	7,611	4,829	18,315	30,755	324,372	355,127
Consumer	181	76	736	993	14,692	15,685
Commercial and industrial	1,268	287	5,147	6,702	66,182	72,884
Single pay	1	3,256	62	3,319	1,453	4,772
	$18,825	$13,320	$82,937	$115,082	$886,445	$1,001,527
September 30, 2012
Commercial loans greater than or equal to $1 million-CBT	$3,174	$—	$21,638	$24,812	$28,489	$53,301
Commercial real estate	4,290	487	15,846	20,623	130,821	151,444
Commercial real estate—construction and development	2,824	919	14,227	17,970	40,347	58,317
Residential real estate	4,097	1,131	13,337	18,565	186,876	205,441
Consumer	173	100	836	1,109	9,016	10,125
Commercial and industrial	755	478	5,132	6,365	31,134	37,499
Single pay	1	3	270	274	4,590	4,864
	$15,314	$3,118	$71,286	$89,718	$431,273	$520,991

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired loans:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
September 30, 2013
Commercial real estate:
Construction and land development	$15,447	$4,986	$3,215	$8,201	$558
Commercial non-owner occupied	4,543	1,269	1,535	2,804	—
Commercial owner occupied	17,826	12,166	2,517	14,683	19

Consumer real estate:
Consumer owner occupied	625	—	575	575	21
Home equity loans	—	—	—	—	—

Commercial and industrial	954	707	—	707	—
Other income producing property	3,073	253	2,361	2,614	703
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$42,468	$19,381	$10,203	$29,584	$1,301

December 31, 2012
Commercial real estate:
Construction and land development	$21,350	$8,659	$4,890	$13,549	$1,573
Commercial non-owner occupied	7,564	3,148	2,196	5,344	411
Commercial owner occupied	23,566	15,698	4,514	20,212	648

Consumer real estate:
Consumer owner occupied	2,040	—	1,954	1,954	213
Home equity loans	—	—	—	—	—

Commercial and industrial	2,595	464	1,319	1,783	1,030
Other income producing property	4,656	1,382	3,011	4,393	1,004
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,771	$29,351	$17,884	$47,235	$4,879

September 30, 2012
Commercial real estate:
Construction and land development	$22,233	$9,479	$3,201	$12,680	$1,151
Commercial non-owner occupied	11,354	4,095	3,026	7,121	676
Commercial owner occupied	23,148	13,021	5,356	18,377	402

Consumer real estate:
Consumer owner occupied	2,774	1,418	1,195	2,613	218
Home equity loans	—	—	—	—	—

Commercial and industrial	550	474	—	474	—
Other income producing property	3,529	1,668	1,110	2,778	125
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$63,588	$30,155	$13,888	$44,043	$2,572

FASB ASC Topic 310-30 acquired loans are accounted for in pools as shown on page 22 rather than being individually evaluated for impairment; therefore, the table above only pertains to non-acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in non-acquired impaired loans and interest income recognized on non-acquired impaired loans:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$9,028	$42	$15,644	$12
Commercial non-owner occupied	3,779	—	5,766	54
Commercial owner occupied	16,004	33	16,397	154

Consumer real estate:
Consumer owner occupied	1,066	—	2,640	12
Home equity loans	—	—	—	—

Commercial and industrial	1,253	—	477	1
Other income producing property	2,993	14	2,820	4
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$34,123	$89	$43,744	$237

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$11,151	$69	$18,785	$63
Commercial non-owner occupied	4,325	1	8,006	69
Commercial owner occupied	15,791	94	16,683	262

Consumer real estate:
Consumer owner occupied	1,093	7	2,530	54
Home equity loans	—	—	—	—

Commercial and industrial	1,329	—	1,065	1
Other income producing property	3,856	22	3,451	21
Consumer	—	—	—	—
Other loans	—	—	—	—
Total Impaired Loans	$37,545	$193	$50,520	$470

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Commercial non-owner occupied real estate:
Construction and land development	$8,058	$11,961	$12,717
Commercial non-owner occupied	2,804	4,780	5,526
Total commercial non-owner occupied real estate	10,862	16,741	18,243
Consumer real estate:
Consumer owner occupied	10,579	8,025	9,929
Home equity loans	1,255	1,835	518
Total consumer real estate	11,834	9,860	10,447
Commercial owner occupied real estate	10,184	14,146	11,554
Commercial and industrial	987	2,152	1,349
Other income producing property	4,701	5,405	4,481
Consumer	63	83	221
Other loans	—	—	—
Restructured loans	10,837	13,151	12,882
Total loans on nonaccrual status	$49,468	$61,538	$59,177

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents non-acquired loans designated as TDRs segregated by class and type of concession that were restructured during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	—	$—	$—	—	$—	$—
Commercial owner occupied	—	—	—	2	4,659	4,607
Consumer owner occupied	—	—	—	—	—	—
Other income producing property	—	—	—	—	—	—
Total interest rate modifications	—	$—	$—	2	$4,659	$4,607

Term modification
Construction and land development	—	—	—	—	—	—
Commercial owner occupied	—	—	—	—	—	—
Consumer owner occupied	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total term modifications	—	$—	$—	—	$—	$—

	—	—	$—	2	$4,659	$4,607

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	—	$—	$—	1	$165	$159
Commercial non-owner occupied	1	247	247	—	—	—
Commercial owner occupied	1	750	750	3	5,102	5,047
Consumer owner occupied	1	124	122	—	—	—
Total interest rate modifications	3	$1,121	$1,119	4	$5,267	$5,206

Term modification
Construction and land development	—	—	—	1	230	223
Commercial owner occupied	—	—	—	—	—	—
Consumer owner occupied	—	—	—	—	—	—
Commercial and industrial	1	696	134
Total term modifications	1	$696	$134	1	$230	$223

	4	$1,817	$1,253	5	$5,497	$5,429

At September 30, 2013, December 31, 2012, and September 30, 2012, the balance of accruing TDRs was $4.2 million, $6.3 million, and $6.3 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of September 30, 2013 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	5	$1,799	—	$—	—	$—
Term modification	3	1,401	—	—	—	—
	8	$3,200	—	$—	—	$—

The amount of specific reserve associated with non-acquired restructured loans was $534,000 at September 30, 2013, none of which was related to the restructured loans that had subsequently defaulted.  The Company had $13,000 remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2013.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$146,171	$262,651
FDIC indemnification asset recorded for First Federal’s FDIC loss share agreements	29,337	—
Increase (decrease) in expected losses on loans	(1,871)	(710)
Additional losses (recoveries) on OREO	(547)	8,324
Reimbursable expenses	3,855	7,055
Amortization of discounts and premiums, net	(22,106)	(14,226)
Reimbursements from FDIC	(39,066)	(88,773)
Balance at end of period	$115,773	$174,321

The FDIC indemnification asset is measured separately from the related covered assets.  At September 30, 2013, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $39.0 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  Subsequent to September 30, 2013, the Company expects to receive $12.5 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian, N.A. (“BankMeridian”)(acquired by SCBT in July 2011) and Plantation Financial Corporation (“Plantation”) (originally acquired by FFCH in April 2012) acquisitions.  This amount is determined each reporting period and at September 30, 2013, was estimated to be approximately $3.7 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.4 million related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the Community Bank & Trust (“CBT”), Cape Fear Bank (“Cape Fear”), or Habersham Bank (“Habersham”) FDIC-assisted transactions as of September 30, 2013.

On July 26, 2013, the Company completed the previously announced merger with First Financial, the bank holding company for The Bank. The Bank has loss sharing agreements with the FDIC related to the Cape Fear (originally acquired by FFCH in April 2009) and Plantation acquisitions which afford The Bank significant protection regarding certain acquired assets. Under the loss sharing agreement for Cape Fear, The Bank assumes the first $32.4 million of losses and the FDIC reimburses The Bank for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse The Bank for 95% of the losses. Under the loss sharing agreement for Plantation, The Bank shares in the losses on certain commercial loans and commercial OREO in three tranches. On losses up to $55.0 million, the FDIC reimburses The Bank for 80% of all eligible losses; The Bank absorbs losses greater than $55.0 million up to $65.0 million; and the FDIC reimburses The Bank for 60% of all eligible losses in excess of $65.0 million. The expected reimbursements under the loss sharing agreement are recorded in the note above.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at September 30, 2013:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Acquired in First Financial acquisition	4,801	6,405	11,206
Additions	22,106	17,499	39,605
Write-downs	(5,446)	(247)	(5,693)
Sold	(18,379)	(17,371)	(35,750)
Balance, September 30, 2013	$35,330	$40,543	$75,873

The following is a summary of information pertaining to OREO at September 30, 2012:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	7,916	—	7,916
Additions	21,185	19,146	40,331
Write-downs	(4,798)	(8,850)	(13,648)
Sold	(14,841)	(29,082)	(43,923)
Balance, September 30, 2012	$27,484	$47,063	$74,547

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At September 30, 2013, there were 519 properties included in OREO, with 202 uncovered and 317 covered by loss share agreement with the FDIC.  At September 30, 2012, there were 599 properties included in OREO, with 129 uncovered and 470 covered by loss share agreement with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012

Certificates of deposit	$1,674,205	$1,062,842	$898,742
Interest-bearing demand deposits	2,851,575	1,911,673	1,558,458
Non-interest bearing demand deposits	1,481,791	981,963	818,633
Savings deposits	651,727	341,103	309,770
Other time deposits	3,808	779	3,695
Total deposits	$6,663,106	$4,298,360	$3,589,298

The aggregate amounts of time deposits in denominations of $100,000 or more at September 30, 2013, December 31, 2012, and September 30, 2012 were $767.3 million, $464.6 million and $375.2 million, respectively.  In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the “Dodd-Frank Act”) permanently increased the insurance limit on deposit accounts from $100,000 to $250,000.  At September 30, 2013, December 31, 2012, and September 30, 2012, the Company had $108.9 million, $129.6 million, and $109.9 million in certificates of deposits greater than $250,000, respectively.  At September 30, 2013 and December 31, 2012, the Company had $42.9 million and $13.0 million, respectively, in traditional, out-of-market brokered deposits.  The Company did not have brokered certificates of deposit at September 30, 2012.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2013.

The components of net periodic pension expense recognized during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Interest cost	$(250)	$(258)	$(750)	$(774)
Expected return on plan assets	430	407	1,291	1,222
Recognized net actuarial loss	(301)	(267)	(903)	(801)
Net periodic pension expense	$(121)	$(118)	$(362)	$(353)

The Company contributed $300,000 and $900,000 to the pension plan for the three and nine months ended September 30, 2013, respectively, and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.  The Company expensed $871,000 and $418,000 for the 401(k) plan during the three months ended September 30, 2013 and 2012, respectively.  The Company expensed $2.1 million and $1.1 million for the 401(k) plan during the nine months ended September 30, 2013 and 2012, respectively.

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

Note 11 — Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2013	2012	2013	2012
Basic earnings per common share:
Net income available to common shareholders	$11,512	$9,063	$34,693	$24,122

Weighted-average basic common shares	21,894	14,920	18,518	14,484
Basic earnings per common share	$0.53	$0.61	$1.87	$1.67

Diluted earnings per share:
Net income available to common shareholders	$11,512	$9,063	$34,693	$24,122

Weighted-average basic common shares	21,894	14,920	18,518	14,484
Effect of dilutive securities	234	123	199	89
Weighted-average dilutive shares	22,128	15,043	18,717	14,573
Diluted earnings per common share	$0.52	$0.60	$1.85	$1.66

Since September 30, 2012, the Company closed two acquisitions.  In December 2012, the Company issued 1,802,137 shares of common stock for all of the outstanding shares of The Savannah Bancorp, Inc.  In July 2013, the Company issued 7,018,274 shares for all of the outstanding common shares of FFCH.  The result was an increase in the basic and diluted weighted-average shares outstanding of approximately 6.8 million shares and 3.5 million shares for the three and nine months ended September 30, 2013, respectively.

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Number of shares	—	100,326	21,361	140,829
Range of exercise prices	$—	$31.75 - $40.99	$41.45 - $41.45	$31.10 - $40.99

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2013	340,140	$31.79
Granted	23,007	41.45
Exercised	(37,021)	28.47
Expired/Forfeited	(1,666)	22.80
Outstanding at September 30, 2013	324,460	32.90	4.71	$7,224

Exercisable at September 30, 2013	262,100	32.28	3.90	$5,998

Weighted-average fair value of options granted during the year	$15.66

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

As of September 30, 2013, there was $562,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.21 years as of September 30, 2013.  The total fair value of shares vested during the nine months ended September 30, 2013 was $402,000.

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

Note 12 — Share-Based Compensation (Continued)

Nonvested restricted stock for the nine months ended September 30, 2013 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2013	172,847	$30.84
Granted	78,004	42.24
Vested	(13,800)	33.05
Forfeited	(650)	39.16
Nonvested at September 30, 2013	236,401	34.45

As of September 30, 2013, there was $5.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 3.11 years as of September 30, 2013.  The total fair value of shares vested during the nine months ended September 30, 2013 was $760,000.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the nine months ended September 30, 2013, the Company accrued at the target RSU award level, or for 72.7% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2013 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2013	—	$—
Granted	43,820	51.01
Nonvested at September 30, 2013	43,820	51.01

As of September 30, 2013, there was $1.9 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.18 years as of September 30, 2013.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2013, commitments to extend credit and standby letters of credit totaled $1.4 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Note 14 — Fair Value (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Mortgage servicing rights (“MSRs”)

The estimated fair value of MSRs is obtained through an independent derivatives dealer analysis of future cash flows. The evaluation utilizes assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs are classified as Level 3.

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013:
Assets
Derivative financial instruments	$209	$—	$209	$—
Securities available for sale:
Government-sponsored entities debt	102,673	—	102,673	—
State and municipal obligations	142,578	—	142,578	—
Mortgage-backed securities	378,626	—	378,626	—
Corporate stocks	2,921	2,696	225	—
Total securities available for sale	626,798	2,696	624,102	—
Mortgage servicing rights	18,908	—	—	18,908
	$645,915	$2,696	$624,311	$18,908
Liabilities
Derivative financial instruments	$1,259	$—	$1,259	$—

December 31, 2012:
Assets
Derivative financial instruments	$312	$—	$312	$—
Securities available for sale:
Government-sponsored entities debt	88,518	—	88,518	—
State and municipal obligations	152,799	—	148,948	3,851
Mortgage-backed securities	293,187	—	293,187	—
Corporate stocks	379	354	25	—
Total securities available for sale	534,883	354	530,678	3,851
	$535,195	$354	$530,990	$3,851
Liabilities
Derivative financial instruments	$1,813	$—	$1,813	$—

September 30, 2012:
Assets
Securities available for sale:
Government-sponsored entities debt	$71,545	$—	$71,545	$—
State and municipal obligations	140,033	—	140,033	—
Mortgage-backed securities	263,970	—	263,970	—
FHLMC preferred stock	102	—	102	—
Corporate stocks	373	348	25	—
Total securities available for sale	$476,023	$348	$475,675	$—
Liabilities
Derivative financial instruments	$1,579	$—	$1,579	$—

Note 14 — Fair Value (Continued)

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2013 and 2012.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2012.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2013	$3,851	$—
Change in unrealized loss recognized in other comprehensive income	—	—
Total realized losses included in income	—	—
Mortgage and other loan income	(771)	—
Other-than-temporary impairment losses recognized in income	—	—
Acquired in the First Financial acquisition	19,156
Purchases, issuances and settlements, net	(3,851)	—
Transfers in and/or out of level 3	523	—
Fair value, September 30, 2013	$18,908	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2013 or 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013:
OREO	$75,873	$—	$—	$75,873
Non-acquired impaired loans	9,088	—	—	9,088

December 31, 2012:
OREO	$66,505	$—	$—	$66,505
Non-acquired impaired loans	42,356	—	—	42,356

September 30, 2012:
OREO	$74,547	$—	$—	$74,547
Non-acquired impaired loans	18,618	—	—	18,618

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

General Range
	Valuation Technique	Unobservable Input	(Weighted Average)
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25% (4.39%)
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50% (28.71%)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013, December 31, 2012 and September 30, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 39 regarding fair value.

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

Derivative Financial Instruments — The fair value of derivative financial instruments (including interest rate swaps) is estimated using pricing models of derivatives with similar characteristics.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2013
Financial assets:
Cash and cash equivalents	$645,171	$645,171	$645,171	$—	$—
Investment securities	652,610	654,176	17,082	637,094	—
Loans, net of allowance for loan losses, and loans held for sale	5,739,526	5,763,726	—	52,467	5,711,259
FDIC receivable for loss share agreements	115,773	77,465	—	—	77,465
Accrued interest receivable	15,000	15,000	—	3,391	11,609
Mortgage servicing rights	18,908	18,908	—	—	18,908
Interest rate swap — non-designated hedge	209	209	—	209	—
Other derivative financial instruments (mortgage banking related)	1,101	1,101	1,101	—	—
Financial liabilities:
Deposits	6,663,106	6,410,356	—	6,410,356	—
Federal funds purchased and securities sold under agreements to repurchase	233,792	233,792	—	233,792	—
Other borrowings	101,347	104,984	—	104,984	—
Accrued interest payable	5,489	5,489	—	5,489	—
Interest rate swap — cash flow hedge	1,050	1,050	—	1,050	—
Interest rate swap — non-designated hedge	209	209	—	209	—
Off balance sheet financial instruments:
Commitments to extend credit	—	5,985	—	5,985	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2012
Financial assets:
Cash and cash equivalents	$380,730	$380,730	$380,730	$—	$—
Investment securities	560,091	561,204	10,122	547,231	3,851
Loans, net of allowance for loan losses, and loans held for sale	3,634,514	3,665,070	—	65,279	3,599,791
FDIC receivable for loss share agreements	146,171	101,898	—	—	101,898
Accrued interest receivable	8,190	8,190	—	8,190	—
Interest rate swap — non-designated hedge	312	312	—	312	—
Financial liabilities:
Deposits	4,298,360	4,216,800	—	4,216,800	—
Federal funds purchased and securities sold under agreements to repurchase	238,621	238,621	—	238,621	—
Other borrowings	54,897	57,903	—	57,903	—
Accrued interest payable	2,045	2,045	—	2,045	—
Interest rate swap — cash flow hedge	1,501	1,501	—	1,501	—
Interest rate swap — non-designated hedge	312	312	—	312	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,371	—	7,371	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2012
Financial assets:
Cash and cash equivalents	$278,064	$278,064	$278,064	$—	$—
Investment securities	500,587	501,769	8,344	493,425	—
Loans, net of allowance for loan losses, and loans held for sale	3,032,351	3,077,060	—	71,585	3,005,475
FDIC receivable for loss share agreements	174,321	104,231	—	—	104,231
Accrued interest receivable	10,487	10,487	—	10,487	—
Financial liabilities:
Deposits	3,589,298	3,525,346	—	3,525,346	—
Federal funds purchased and securities sold under agreements to repurchase	226,330	226,330	—	226,330	—
Other borrowings	45,807	47,826	—	47,826	—
Accrued interest payable	1,921	1,921	—	1,921	—
Interest rate swap — cash flow hedge	1,579	1,579	—	1,579	—
Off balance sheet financial instruments:
Commitments to extend credit	—	9,715	—	9,715	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income

The changes in each components of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	—	(11,285)	139	(11,146)
Amounts reclassified from accumulated other comprehensive income	—	—	142	142
Net comprehensive income (loss)	—	(11,285)	281	(11,004)
Balance at September 30, 2013	$(7,458)	$(2,521)	$(649)	$(10,628)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013:

	Amount Reclassified from
Accumulated Other Comprehensive	Accumulated Other
Income Component	Comprehensive Income	Income Statement Line Item Affected

Gains and losses on cash flow hedges:
Interest rate contracts	$229	Interest expense
	(87)	Provision for income taxes
	142	Net income

Total reclassifications for the period	$142

Note 16 — Derivative Financial Instruments

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument in the form of an interest rate swap (cash flow hedge). The Company accounts for this interest rate swap in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 14 to these financial statements.

The Company utilizes this interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. Any ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

When applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining any ineffective aspect of the hedge upon the inception of the hedge.

During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company hedges the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019. The notional amount on which the interest payments are based will not be exchanged. This derivatives contract calls for the Company to pay a fixed rate of 4.06% on $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of less than $1,000 and $281,000 for the three and nine months ended September 30, 2013, respectively. The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $41,000 and $117,000 for the three and nine months ended September 30, 2012, respectively.  The Company recognized a $1.0 million and a $1.6 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2013 and 2012, respectively. There was no ineffectiveness in the cash flow hedge during the nine months ended September 30, 2013 and 2012.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2013 and 2012, the Company was required to provide $1.1 million and $1.6 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

As of September 30, 2013, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.  These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

Note 16 — Derivative Financial Instruments (Continued)

The interest rate swap contract with the commercial borrower requires the borrower to pay or receive from the Company an amount equal to and offsetting the value of the interest rate swap.  If the commercial borrower fails to perform and the market value for the interest rate swap with the derivatives dealer is negative (net liability position), the Company would be obligated to pay the settlement amount for the financial derivative with the dealer.  If the market value for the interest rate swap with the derivatives dealer is positive (net asset position), the Company would receive a payment for the settlement amount for the financial derivative with the dealer.  The settlement amount is determined by the fluctuation of interest rates.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2013, the interest rate swaps had an aggregate notional amount of approximately $4.3 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $209,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2013.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of September 30, 2013, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $209,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of September 30, 2013, SCBT was provided $354,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at September 30, 2013, it would have been required to settle its obligations under the agreement at the termination value, $209,000.

The Company also has derivatives contracts that were classified as non-designated hedges that were acquired through the merger transaction with FFCH.  These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when-issued securities are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  The Company does not elect hedge accounting treatment for any of these derivative instruments acquired through the merger with FFCH and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Consolidated Statements of Operations in mortgage banking income.

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On September 30, 2013, the Company had derivative financial instruments outstanding with notional amounts totaling $77.5 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as an asset of $965,000 at September 30, 2013.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

As of
(Dollars in thousands)	September 30, 2013

Mortgage loan pipeline	$33,894
Expected closures	25,421
Fair Value of mortgage loan pipeline commitments	714
Forward commitments	51,267
Fair value of forward commitments	(569)

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

The Company’s capital adequacy ratios are reflected below:

	September 30,	December 31,	September 30,
	2013	2012	2012

First Financial Holdings, Inc.:
Tier 1 risk-based capital	13.15%	12.73%	14.02%
Total risk-based capital	14.40%	13.99%	15.29%
Tier 1 leverage	10.10%	9.87%	9.35%

SCBT:
Tier 1 risk-based capital	12.95%	12.51%	13.80%
Total risk-based capital	14.20%	13.78%	15.07%
Tier 1 leverage	9.96%	9.70%	9.21%

Note 18—Goodwill and Other Intangible Assets

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002.  The following is a summary of changes in the carrying amounts of goodwill:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012

Balance at beginning of period	$101,286	$62,888
Additions:
Goodwill from Peoples acquisition	—	4,007
Goodwill from Savannah acquisition	—	—
Goodwill from First Financial merger	217,894	—
Balance at end of period	$319,180	$66,895

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, purchased credit card relationship intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012

Gross carrying amount	$77,963	$36,983	$24,270
Accumulated amortization	(15,768)	(11,784)	(11,408)
	$62,195	$25,199	$12,862

Note 18—Goodwill and Other Intangible Assets (Continued)

Amortization expense totaled $1.7 million and $566,000 for the three months ended September 30, 2013, and 2012, respectively.  Amortization expense totaled $3.8 million and $1.6 million for the nine months ended September 30, 2013, and 2012, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarters ending:
December 31, 2013	$2,287
March 31, 2014	2,215
June 30, 2014	2,195
September 30, 2014	2,190
December 31, 2014	2,163
Thereafter	51,145
$62,195

Note 19 — Subsequent Events

Covered OREO Sale

On October 9, 2013, the Company auctioned 51 properties located in various counties in North Georgia and Northwest North Carolina.  All of these assets were held in the Company’s acquired covered OREO portfolio, and were covered under loss share agreements with the FDIC at 95% in the case of CBT or 80% in the case of Habersham Bank.  These assets had a carrying value of approximately $5.2 million, and would reduce the September 30, 2013 balance of OREO by almost 7%.  The expected loss, net of the FDIC reimbursement, was not material.  The Company does expect some portion of the auctioned assets not to close; however, there is no meaningful way of estimating this fallout.

Line of Credit

On October 28, 2013, the Company entered into a Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $30 million unsecured line of credit by the Lender to the Company.  The maturity date of the Agreement is October 27, 2014, provided that the Agreement may be extended subject to the approval of the Lender.  Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina, Community Bank & Trust (“CBT”), a division of the Bank, in northeast Georgia, The Savannah Bank (“Savannah”), a division of the Bank, in coastal Georgia, and First Federal Bank (“First Federal”), a division of the Bank, in coastal South Carolina and North Carolina. The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned broker dealer.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At September 30, 2013, we had approximately $8.0 billion in assets and 2,141 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, branches, or failed bank assets and liabilities in certain market areas.

The following discussion describes our results of operations for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012 and September 30, 2012.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

First Financial Holdings, Inc. Merger

On July 26, 2013, the Company completed the previously announced merger with First Financial Holdings, Inc. of Charleston, South Carolina (“FFCH” or “First Financial”), the bank holding company for First Federal. In connection with the completion of the merger, the Company changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.”

The Company’s common stock will continue to trade under the symbol SCBT on the NASDAQ Global Select Market.  Below is a summary:

•                  The total purchase price paid was $447.0 million.  7,018,274 common shares of SCBT were issued at a price of $54.34 per share and SCBT assumed the preferred stock outstanding of $65.0 million.

•                  These shares were outstanding approximately 71.7% of the days in the quarter and increased the weighted average shares outstanding by approximately 5.1 million shares.

•                  Total goodwill has been preliminarily determined to be $217.9 million, and other amortizing intangibles totaled $40.8 million.

•                  Total fair value of assets acquired equaled $3.1 billion and total fair value of liabilities assumed equaled $2.9 billion.

•                  At closing, all Federal Home Loan Bank (FHLB) advances assumed and totaling $255.9 million, which included a $21.8 million prepayment fee and unpaid interest of $1.1 million, were repaid to the FHLB.  The prepayment fee was treated as a fair value adjustment in the acquisition of FFCH.

•                  During the quarter, more than $175.3 million in securities were sold that were acquired from FFCH.  These included Private Label CMOs, Agency MBS, Municipal Bonds, and Trust Preferred CDOs.  No gain or loss was recorded on the disposition of these securities.

In early October, the Company announced plans to consolidate 20 branch locations subject to regulatory approval; ten during the first quarter of 2014, two in the second quarter of 2014, and eight in the third quarter of 2014.  The cost associated with this consolidation activity was included in the original projections of merger related cost that was estimated when the merger was announced in February 2013.  See Note 4—Mergers and Acquisitions for additional information on the First Financial merger.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  As of September 30, 2013, December 31, 2012 and September 30, 2012, the balance of goodwill was $319.2 million, $101.3 million, and $66.9 million, respectively.  This increase was primarily from the acquisition of FFCH, which added $217.9 million in additional goodwill.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  The lowest trading price during the first nine months of 2013, as reported by the NASDAQ Global Select Market, was $39.56 per share, and the stock price closed on September 30, 2013 at $55.16, which is above book value and tangible book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2013, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Noncompete intangibles are amortized over the life of the underlying noncompete agreements (generally two to three years) on the straight-line method.  The estimated lives are periodically reviewed for reasonableness.  Client list intangibles are amortized over the estimated useful lives of the client lists (generally 15 years) on the straight-line method.  The estimated lives are periodically reviewed for reasonableness.  During the quarter ended September 30, 2013, the Company recorded a purchased credit card relationship intangible.  This intangible has been assigned an estimated life of 10 years and the amortization expense is following an accelerated method (sum of the years digit method).

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of December 31, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired.  Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

Results of Operations

We reported consolidated net income available to common shareholders of $11.5 million, or diluted earnings per share (“EPS”) of $0.52, for the third quarter of 2013 as compared to consolidated net income available to common shareholders of $9.1 million, or diluted EPS of $0.60, in the comparable period of 2012.  This $2.4 million increase was the net result of the following items:

•                  Improved net interest income of $32.8 million due primarily to acquisition of Savannah and FFCH and the increase in average earning assets of $2.5 billion which increased interest income by $34.2 million and the yield to 5.31%.  Average interest-bearing liabilities increased $1.9 billion, and the related interest expense increased $1.4 million with a yield of 0.32%, two basis points less than a year ago;

•                  A decrease in the provision for loan losses by $3.4 million over the comparable quarter;

•                  An increase in noninterest income totaling $6.1 million, due in large part to the acquisitions of Savannah and FFCH.  Offsetting the increases were mortgage banking income which declined compared to the prior year due to a reduced mortgage pipeline, reduced gains from loans sold in the secondary market and a net decline in the fair value of the hedges related to mortgage banking activity.  The negative accretion on the FDIC indemnification asset increased by $1.0 million, which also offset the increases;

•                  An increase in all categories of noninterest expense totaling $37.4 million, except OREO expense and loan related, which declined by $490,000.  The larger increases were $15.8 million in salaries and benefits, $9.8 million in merger expenses, $2.1 million in net occupancy, $1.2 million in amortization of intangibles, $1.4 million in furniture and equipment expense, and $4.0 million in other expense; and

•                  An increase in the provision for income taxes of $1.9 million due to a change in our effective rate to 34% on a year to date basis due to certain nondeductible merger related expenses.

We believe our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2012 as well as from June 30, 2013.  Non-acquired nonperforming assets declined from $68.7 million at June 30, 2013 to $66.1 million at September 30, 2013.  Compared to the balance of nonperforming assets at September 30, 2012, nonperforming assets decreased $15.6 million due to a reduction in nonperforming loans of $9.7 million and a reduction in non-acquired OREO of $5.9 million.  Our non-acquired OREO increased by $605,000 since June 30, 2013 and declined by $2.5 million since December 31, 2012 to $16.6 million at September 30, 2013.  During the third quarter of 2013, classified assets declined by $12.1 million from June 30, 2013 to $111.5 million.  Since December 31, 2012 classified assets have declined by $31.7 million.  At September 30, 2012, classified assets were $157.5 million and have declined by $46.0 million.  Annualized net charge-offs for the third quarter of 2013 was 0.45%, up from the second quarter of 2013 of 0.40% and down from the third quarter of 2012 of 0.85%.

The allowance for loan losses decreased to 1.32% of total non-acquired loans at September 30, 2013, down from 1.73% at December 31, 2012 and 1.84% at September 30, 2012.  The allowance provides 0.73 times coverage of nonperforming loans at September 30, 2013, higher than 0.72 times at December 31, 2012, and lower than 0.78 times at September 30, 2012.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing.  These ongoing assessments of the acquired loan portfolio resulted in a positive impact to interest income from a reduction in expected credit losses, which was partially offset by a charge to noninterest income for the impact of reduced cash flows from the FDIC under the loss share agreement during the third quarter of 2013.  Below is a summary of the third quarter of 2013 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  The review of the performance of the loan pools during the third quarter resulted in a net increase in the overall cash flow expectations for the acquired loans, specifically in the CBT, BankMeridian and Peoples Bancorporation, Inc. (“Peoples”) acquired loan portfolios, which partially offset decreases in the Habersham Bank (“Habersham”) acquired loan portfolio; and

•                  The negative accretion of the indemnification asset also increased by approximately $315,000 from the second quarter of 2013, due to the reduced cash flow expected from the FDIC in the CBT and BankMeridian portfolios.

As of September 30, 2013, the Company has not made any changes to the estimated cash flow assumptions or expected losses for the acquired loans from the Savannah acquisition or from the FFCH acquisition.

Compared to the second quarter of 2013, our non-acquired loan portfolio has increased $75.6 million, or 11.3% annualized, to $2.7 billion, driven by increases in all categories, except commercial real estate, which includes commercial non-owner occupied and construction / land development lending.  Consumer real estate lending increased by $42.6 million, or 24.0% annualized; consumer non real estate lending by $12.1 million, or 46.3% annualized; other income producing property lending by of $3.1 million, or 9.0% annualized; commercial owner occupied loans of $12.1 million, or 6.1% annualized; and in commercial and industrial of $7.3 million, or 9.9% annualized.  The acquired loan portfolio, excluding FFCH, decreased by $73.6 million due to continued charge-offs, transfers to OREO and payoffs.  Since September 30, 2012, the non-acquired loan portfolio has grown by $223.9 million, or 8.9%, in all categories.  Consumer real estate loans have led the way and increased by $67.5 million, or 9.8%, in the past year.  For the quarter ended September 30, 2013, mortgage loans originated and held for sale in the secondary market increased by $4.5 million with the addition of the mortgage business from the FFCH merger.

Non-taxable equivalent net interest income for the quarter increased $32.8 million or 69.8% compared to the third quarter of 2012.  Non-taxable equivalent net interest margin increased by 10 basis points to 5.05% from the third quarter of 2012 of 4.95% due to the increase in average earning assets, especially acquired loans with a 7.92% average yield on $2.4 billion in average loans and the 2 basis point decrease in the rate on interest-bearing liabilities to 32 basis points at September 30, 2013 from 34 basis points at September 30, 2012.  Compared to the second quarter of 2013, net interest margin (taxable equivalent) increased by 10 basis points.  Interest earning assets yield increased by 18 basis points primarily from the increase in the average balance of the acquired loan portfolios with the acquisition of FFCH.  Interest bearing liabilities yield increased by six basis points compared to the second quarter of 2013 from the certificate of deposit balances added in the acquisition of FFCH.  In addition, other borrowings increased by $39.4 million on average at a rate of approximately 7.00%, driving the increase in average rates from 4.92% last quarter to 5.24% in the third quarter of 2013.

Our quarterly efficiency ratio increased to 78.7% compared to 69.5% in the second quarter of 2013, and increased from 66.9% in the third quarter of 2012.  The increase in the efficiency ratio compared to the second quarter of 2013 was the result of $10.4 million in merger expense, additional operational cost of $18.7 million with the acquisition of FFCH, and $2.4 million increase in salary and employee benefits.  The increase in the efficiency ratio over the third quarter of 2012 was the result of higher noninterest expense in the third quarter of 2013 than the third quarter of 2012 (as discussed above), and lower noninterest income resulting primarily from negative accretion on our indemnification asset by $1.0 million, excluding the impact of FFCH.  Noninterest expense was up $11.8 million compared to the second quarter of 2013 due to increases in merger expenses by $9.5 million, salaries and employee benefits by $835,000, and other noninterest expense where an $850,000 operational charge off was recorded.  Compared to the third quarter of 2012 noninterest expense was up $18.7 million with a $9.5 million increase in merger expenses, $5.9 million increase in salaries and employee benefits, and $1.6 million in other noninterest expense.  The increase compared to the prior year includes the additions from the Savannah acquisition.  Excluding OREO and merger and conversion related expenses, the efficiency ratio was 64.3% for the third quarter of 2013, compared to 63.8% for the second quarter of 2013 and 59.0% for the third quarter of 2012.

Diluted EPS decreased to $0.52 for the third quarter of 2013 from $0.60 for the comparable period in 2012.  Basic EPS decreased to $0.53 for the third quarter of 2013 from $0.61 for the comparable period in 2012.  The decrease in both diluted and basic EPS reflects the significant increase in the weighted average shares outstanding issued from the acquisitions of FFCH and Savannah.  The number of shares increased by more than 6.9 million, or 46.7%, for both basic and diluted earnings per share.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Return on average assets (annualized)	0.66%	0.83%	0.81%	0.77%
Return on average common equity (annualized)	5.78%	8.40%	7.64%	7.87%
Return on average equity (annualized)	5.71%	8.40%	7.56%	7.87%
Return on average tangible common equity (annualized)*	10.39%	10.74%	11.82%	10.13%
Return on average tangible equity (annualized)*	9.88%	10.74%	11.56%	10.13%
Dividend payout ratio **	39.71%	28.33%	30.84%	31.18%
Common equity to assets ratio	11.27%	10.03%	11.27%	10.03%
Equity to assets ratio	12.08%	10.03%	12.08%	10.03%
Average shareholders’ common equity (in thousands)	$790,542	$429,183	$607,385	$409,576
Average shareholders’ equity (in thousands)	$837,185	$429,183	$623,099	$409,576

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the three months ended September 30, 2013, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible equity decreased compared to the same period in 2012.  The declines were driven by a 66.6% increase in average total assets while net income only increased 33.0%.  Average total assets reflects the additions from the Savannah and FFCH acquisitions.

•                  Dividend payout ratio increased to 39.7% for the three months ended September 30, 2013 compared with 28.3% for the three months ended September 30, 2012.  The increase from the comparable period in 2012 primarily reflects the higher dividend paid at $0.19 per share vs. $0.17 per share and the additional shares from both the Savannah and the FFCH acquisitions.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 12.08% at September 30, 2013 compared with 10.03% at September 30, 2012.  The increase in the equity to assets ratio reflects a 85.6% increase in assets as a result of the Savannah acquisition and FFCH acquisition to the 123.5% increase in equity as a result of the Company’s retained earnings and the issuance of $68.8 million in common equity in the Savannah acquisition and $446.4 million in equity (both common and preferred) in the FFCH acquisition.

•                  Quarterly average shareholders’ equity increased $408.0 million, or 95.1%, from the quarter ended September 30, 2012 driven by the issuance of $68.8 million in common equity in the Savannah acquisition during the fourth quarter of 2012 and $446.4 million in common and preferred equity in the FFCH acquisition in the current quarter.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Return on average tangible equity (non-GAAP)	9.88%	10.74%	11.56%	9.80%
Effect to adjust for intangible assets	-4.17%	-2.34%	-4.00%	-2.22%
Return on average equity (GAAP)	5.71%	8.40%	7.56%	7.58%

Adjusted average shareholders’ equity (non-GAAP)	$528,455	$349,475	$436,471	$331,955
Average intangible assets	308,730	79,708	186,628	77,621
Average shareholders’ equity (GAAP)	$837,185	$429,183	$623,099	$409,576

Adjusted net income (non-GAAP)	$13,165	$9,429	$37,739	$25,178
Amortization of intangibles	(1,738)	(566)	(3,794)	(1,606)
Tax effect	627	200	1,290	550
Net income (GAAP)	$12,054	$9,063	$35,235	$24,122

Return on average common tangible equity (non-GAAP)	10.39%	10.74%	11.82%	9.80%
Effect to adjust for intangible assets	-4.61%	-2.34%	-4.18%	-2.22%
Return on average common equity (GAAP)	5.78%	8.40%	7.64%	7.58%

Adjusted average common shareholders’ equity (non-GAAP)	$481,824	$349,475	$420,757	$331,955
Average intangible assets	308,730	79,708	186,628	77,621
Average common shareholders’ equity (GAAP)	$790,554	$429,183	$607,385	$409,576

Adjusted net income (non-GAAP)	$13,165	$9,429	$37,739	$25,178
Amortization of intangibles	(1,738)	(566)	(3,794)	(1,606)
Tax effect	627	200	1,290	550
Net income (GAAP)	12,054.07	9,062.63	35,234.96	24,122.38
Preferred stock dividend	542	—	542	—
Net income available to common shareholders (GAAP)	$11,512	$9,063	$34,693	$24,122

The returns on average tangible equity and average tangible common equity are non-GAAP financial measures. They exclude the effect of the average balance of intangible assets and add back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that these non-GAAP measures provide additional useful information, particularly since these measure are widely used by industry analysts following companies with prior merger and acquisition activities.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results of financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased by nine basis points from the third quarter of 2012, due to the growth in interest earning assets from the Savannah and the FFCH acquisitions, organic loan growth, and a two basis point decline in funding cost from 0.34% in the third quarter of 2012 to 0.32% in the third quarter of 2013.  The net interest margin increased by 10 basis points from the second quarter of 2013 to 5.11%.  Yields on average earning assets increased by 18 basis points from the second quarter of 2013 while interest bearing liabilities increased by 6 basis points.  The yields on our acquired loan portfolios decreased by 2.67% from the second quarter of 2013 due primarily to the addition of the FFCH acquired loan portfolio of more than $1.4 billion in average balance.  This increase resulted in $24.0 million increase in the interest income from acquired loans compared to the second quarter of 2013.  Compared to September 30, 2012, the yield on interest earning assets increased by eight basis points.

The Company remained in an excess liquidity position during the third quarter of 2013, and the impact represented an estimated 23 basis points reduction in the net interest margin compared to 29 basis points from the second quarter of 2013.

Net interest income increased from the third quarter of 2012 and was driven by a reduced cost of funds and growth in average interest-earning assets due to the Savannah acquisition and the FFCH acquisition as well as organic growth.  Certificates of deposit average rates declined by two basis points compared to the same quarter one year ago, and increased by 13 basis point from the second quarter of 2013 with the addition of the CDs from the FFCH acquisition.  The year over year increase in interest expense totaled $1.4 million, from the addition of the Savannah and FFCH acquisitions of funding sources.  Non-TE net interest income increased from the third quarter of 2012 as a result of a volume increase in interest-earning assets, primarily as a result of the acquisitions of FFCH and Savannah.  The cost on interest bearing liabilities decreased by two basis points comparing the three month periods September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Non-TE net interest income	$79,671	$46,909	$188,756	$128,484
Non-TE yield on interest-earning assets	5.31%	5.23%	5.19%	5.07%
Non-TE rate on interest-bearing liabilities	0.32%	0.34%	0.39%	0.39%
Non-TE net interest margin	5.05%	4.95%	4.96%	4.75%
TE net interest margin	5.11%	5.02%	5.03%	4.79%

Non-TE net interest income increased $32.8 million, or 69.8%, in the third quarter of 2013 compared to the same period in 2012.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 66.0% to $6.3 billion in the third quarter of 2013 compared to the same period last year due largely to the acquisitions of FFCH and Savannah.

•                  Non-TE yield on interest-earning assets for the third quarter of 2013 increased eight basis points from the comparable period in 2012, and increased by 12 basis points during the first nine months of 2013 compared to the same period in 2012.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2013 decreased two basis points from the same period in 2012, and  decreased 10 basis points during the first nine months of 2013 compared to the same period in 2012.  The decrease since the third quarter of 2012 and for the first nine months of 2013 is a reflection of the certificates of deposits repricing at lower interest rates.

•                  TE net interest margin increased by nine basis points in the third quarter of 2013, compared to the third quarter of 2012.  For the nine months ended September 30, 2013, TE net interest margin increased by 24 basis points, from the improved yield of 12 basis points on interest earning assets and flat 39 basis ponts rate on interest bearing liabilities.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale) increased by $2.7 billion, or 89.4%, at September 30, 2013 as compared to the same period in 2012.  Acquired covered loans increased by $52.5 million due the First Financial acquisition partially offset by principal payments, charge offs, and foreclosures.  Acquired non-covered loans increased by $2.4 billion due to the First Financial and Savannah acquisitions partially offset by payments, charge offs, and foreclosures.  Non-acquired loans or legacy SCBT loans increased by $223.9 million, or 8.9%, from September 30, 2012 to September 30, 2013.  The increase was driven by loan growth in commercial owner occupied loans of $26.6 million, consumer owner occupied loans of $67.9 million, commercial and industrial loans of $56.6 million, commercial non-owner occupied loans of $3.7 million, consumer loans of $29.6 million, construction and land development loans of $14.6 million, other income producing property loans of $8.2 million, and other loans of $17.1 million.

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2013	Total	2012	Total	2012	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$51,803	0.9%	$44,921	1.2%	$47,907	1.6%
Commercial non-owner occupied	72,412	1.3%	58,545	1.6%	63,852	2.1%
Total commercial non-owner occupied real estate	124,215	2.2%	103,466	2.8%	111,759	3.7%
Consumer real estate:
Consumer owner occupied	46,205	0.8%	50,209	1.4%	54,883	1.8%
Home equity loans	37,961	0.7%	22,067	0.6%	22,089	0.7%
Total consumer real estate	84,166	1.5%	72,276	2.0%	76,972	2.5%
Commercial owner occupied real estate	96,006	1.7%	51,116	1.4%	56,099	1.8%
Commercial and industrial	17,113	0.3%	12,531	0.3%	17,287	0.6%
Other income producing property	37,673	0.7%	40,680	1.1%	43,563	1.4%
Consumer non real estate	2,367	0.0%	2,659	0.1%	3,354	0.1%
Total acquired covered loans	361,540	6.3%	282,728	7.8%	309,034	10.2%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$134,342	2.3%	$97,316	2.7%	$19,702	0.6%
Commercial non-owner occupied	245,046	4.3%	177,278	4.9%	28,220	0.9%
Total commercial non-owner occupied real estate	379,388	6.6%	274,594	7.5%	47,922	1.6%
Consumer real estate:
Consumer owner occupied	1,013,022	17.6%	102,683	2.8%	36,063	1.2%
Home equity loans	349,517	6.1%	77,896	2.1%	43,545	1.4%
Total consumer real estate	1,362,539	23.7%	180,579	5.0%	79,608	2.6%
Commercial owner occupied real estate	230,849	4.0%	139,007	3.8%	36,834	1.2%
Commercial and industrial	111,135	1.9%	73,446	2.0%	23,692	0.8%
Other income producing property	183,996	3.2%	113,460	3.1%	19,228	0.6%
Consumer non real estate	383,656	6.7%	10,928	0.3%	4,673	0.2%
Total acquired non-covered loans	2,651,563	46.1%	792,014	21.7%	211,957	7.0%
Total acquired loans	3,013,103	52.4%	1,074,742	29.5%	520,991	17.1%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	288,199	5.0%	273,420	7.5%	273,606	9.0%
Commercial non-owner occupied	282,678	4.9%	290,071	8.0%	278,935	9.2%
Total commercial non-owner occupied real estate	570,877	9.9%	563,491	15.5%	552,541	18.2%
Consumer real estate:
Consumer owner occupied	498,734	8.7%	434,503	11.9%	430,825	14.2%
Home equity loans	255,291	4.4%	255,284	7.0%	255,677	8.4%
Total consumer real estate	754,025	13.1%	689,787	18.9%	686,502	22.6%
Commercial owner occupied real estate	814,259	14.2%	784,152	21.5%	787,623	25.9%
Commercial and industrial	301,845	5.2%	279,763	7.7%	245,285	8.1%
Other income producing property	140,024	2.4%	133,713	3.7%	131,832	4.3%
Consumer non real estate	116,312	2.0%	86,934	2.4%	86,729	3.0%
Other	43,900	0.8%	33,163	0.8%	26,840	0.8%
Total non-acquired loans	2,741,242	47.6%	2,571,003	70.5%	2,517,352	82.9%
Total loans (net of unearned income)	$5,754,345	100.0%	$3,645,745	100.0%	$3,038,343	100.0%

Note: Loan data excludes mortgage loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Our acquired loan portfolio, covered and noncovered, increased significantly with the FFCH acquisition this quarter.  This resulted in smaller percentage of non-acquired loans for each category described below.  Non-acquired commercial non-owner occupied real estate loans represented 4.9% of total loans as of September 30, 2013 a decrease from 9.2% of total loans at the end of the same period for 2012 and a decrease from 8.0% of total loans at  December 31, 2012.  At September 30, 2013, non-acquired construction and land development loans represented 5.0% of our total loan portfolio, a decrease from 9.0% of our total loan portfolio at September 30, 2012.  At September 30, 2013, non-acquired construction and land development loans consisted of $146.3 million in land and lot loans and $141.9 million in construction loans, which represented 5.3% and 5.2%, respectively, of our total non-acquired loan portfolio.  At December 31, 2012, non-acquired construction and land development loans consisted of $164.8 million in land and lot loans and $108.6 million in construction loans, which represented 6.4% and 4.2%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Average total loans	$5,126,163	$2,998,692	$4,091,398	$2,917,828
Interest income on total loans	78,135	45,687	183,617	126,987
Non-TE yield	6.05%	6.06%	6.00%	5.81%

Interest earned on loans increased $32.4 million, or 71.0%, in the third quarter of 2013 compared to the third quarter of 2012.  Some key highlights for the quarter ended September 30, 2013 are outlined below:

•                  Our non-TE yield on total loans decreased one basis point during the third quarter of 2013 while average total loans increased 71.0%, as compared to the third quarter of 2012.  The increase in average total loans was a result of the growth in both non-acquired loans, due to organic growth, and acquired loans, due to the Savannah acquisition during 2012 and the

FFCH acquisition during the quarter.  The acquired loan portfolio effective yield declined primarily due to the impact of FFCH and Savannah acquisitions.  This resulted in a yield of 7.92%, compared to approximately 12.70% one year ago.

•                  Acquired covered loans had a balance of $361.5 million at the end of the third quarter of 2013 compared to $309.0 million in September of 2012.

•                  Acquired non-covered loans grew to a balance of $2.7 billion at the end of the third quarter of 2013 compared to $212.0 million in the comparable period of 2012 due to the loans acquired in the First Financial and Savannah acquisitions.

•                  Construction and land development loans increased $14.6 million, or 5.3%, to $288.2 million from the ending balance at September 30, 2012.

•                  Commercial non-owner occupied loans increased $3.7 million, or 1.3%, to $282.7 million from the ending balance at September 30, 2012.

•                  Consumer real estate loans increased $67.5 million, or 9.8%, to $754.0 million from the ending balance at September 30, 2012.  The increase resulted from a $67.9 million, or 15.8%, increase in consumer owner occupied loans, partially offset by a $386,000, or 0.15%, decrease in home equity lines of credit (“HELOCs”) from the balance at September 30, 2012.

•                  Commercial owner occupied loans increased $26.6 million, or 3.4%, to $814.3 million from the ending balance at September 30, 2012.

•                  Commercial and industrial loans increased $56.6 million, or 23.1%, to $301.8 million from the ending balance at September 30, 2012.

•                  Consumer non-real estate loans increased $29.6 million, or 34.1%, to $116.3 million from the ending balance at September 30, 2012.

The balance of mortgage loans held for sale decreased $12.8 million from December 31, 2012 to $52.5 million at September 30, 2013, and decreased by $19.1 million compared to the balance of mortgage loans held for sale at September 30, 2012 of $71.6 million.  The decrease from December 31, 2012 reflects the decreased customer demand for mortgage refinancing.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2013, investment securities totaled $652.6 million, compared to $560.1 million at December 31, 2012 and $500.6 million at September 30, 2012.  The increase in investment securities from the comparable period of 2012 was primarily the result of the acquisition of $313.2 million in First Financial investment securities partially offset by the immediate sale of $175.3 million of the First Financial investment portfolio.  This resulted in quarterly average and period-end balances increasing by 30.9% and 30.4%, respectively, from September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Average investment securities	$656,658	$501,817	$579,646	$431,797
Interest income on investment securities	4,517	3,074	11,154	8,376
Non-TE yield	2.73%	2.44%	2.57%	2.59%

Interest earned on investment securities increased 46.9% in the third quarter of 2013 compared to the third quarter of 2012.  The increase resulted largely from the $154.8 million increase in average investment securities for the third quarter, which was largely the result of the addition of the securities from the First Financial acquisition, as well as a 29 basis point increase in the average yield.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2013:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2013
Government-sponsored entities debt	$107,906	$102,673	$(5,233)	$94,149	$—	$—	$13,757
State and municipal obligations	156,785	155,570	(1,215)	155,162	375	501	747
Mortgage-backed securities *	376,030	378,626	2,596	—	—	—	376,028
Corporate stocks	2,661	2,921	260	—	—	—	2,661
	$643,382	$639,790	$(3,592)	$249,311	$375	$501	$393,193

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

At September 30, 2013, we had 215 securities available for sale in an unrealized loss position, which totaled $11.9 million.  During the latter part of the second quarter, the 10-year treasury increased between 70 and 80 basis points.  This caused many securities to move into an unrealized loss position, where in the past these securities were in an unrealized gain position.  At June 30, 2013, we had 217 securities available for sale in an unrealized loss position, and totaled $9.0 million.

During the third quarter of 2013 as compared to the third quarter of 2012, the total number of available for sale securities with an unrealized loss position increased by 198 securities, while the total dollar amount of the unrealized loss increased by $11.7 million.

All securities available for sale in an unrealized loss position as of September 30, 2013 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2013.  As of September 30, 2013, the investment in FHLB stock represented approximately $10.4 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Average interest-bearing liabilities	$4,971,377	$3,070,221	$4,036,638	$2,996,010
Interest expense	4,029	2,625	8,643	8,743
Average rate	0.32%	0.34%	0.29%	0.39%

The average balance of interest-bearing liabilities increased in the third quarter of 2013 compared to the third quarter of 2012 due primarily to the Savannah and FFCH acquisitions in December 2012 and July 2013, respectively.  The increase in interest expense for the quarter was largely driven by higher balances in all interest-bearing liabilities, even though rates continue to decline in all categories, other than other borrowings.  Overall, we experienced a 2 basis point decrease in the average rate on all interest-bearing liabilities, and a 10 basis point decline year-to-date.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended September 30, 2013 grew 61.9% from the same period in 2012.

•                  Interest-bearing deposits increased 87.0% to $5.2 billion at September 30, 2013 from the period end balance at September 30, 2012 of $2.8 billion.  This was the result of the addition of $457.1 million of interest-bearing deposits from the Savannah acquisition and $2.058 billion from the FFCH acquisition, which was partially offset by a decline in interest-bearing deposits of $104.5 million from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2013 decreased five basis points from the comparable period in 2012; however, due to the increase in balances from the Savannah and FFCH acquisitions and core deposit growth there was an increase in interest expense of $120,000 for the third quarter of 2013.

•                  Average certificates of deposit and other time deposits increased 59.2%, up $558.8 million from the average balance in the third quarter of 2012.  Interest expense on certificates of deposit and other time deposits increased $609,000 as a result of the balances acquired in the Savannah and FFCH acquisitions.  The average rate declined 2 basis points for the three months ended September 30, 2013 as compared to the same period in 2012.

•                  Average other borrowings increased $47.9 million comparing third quarter of 2013 to the third quarter of 2012.  The increase was the result of both the Savannah and FFCH acquisitions.  The increase in rate was due to the fair value recorded on these trust preferred debt instruments.  The rate for the additions was approximately 7.0%.  Therefore, the blended rate increases to approximately 5.24% for the quarter up from 4.77% one year ago.  Interest expense was $1.2 million compared to $551,000 third quarter 2012.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $545.8 million, or 67.1%, to $1.4 billion in the third quarter of 2013 compared to $813.4 million at September 30, 2012.  From the fourth quarter of 2012, average noninterest-bearing deposits grew $472.9 million, or 53.4%.  Excluding the noninterest-bearing deposits acquired in the Savannah and FFCH acquisitions, period end noninterest-bearing deposits increased $111.0 million, or 13.6%, from the balance at September 30, 2012.

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

Loans acquired in the CBT, Habersham, BankMeridian, Peoples, Savannah and FFCH acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest.  Our initial estimates of credit losses on loans acquired in the Savannah and First Financial acquisitions continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of September 30, 2013, nor changes in the initial valuation estimates of Savannah or First Financial.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements.  The Peoples and Savannah acquisitions were not part of any loss share agreements with the FDIC, therefore, there is no offset for any additional losses recorded in a provision for loan losses.  The FFCH acquisition included assets that are both covered and uncovered under FDIC loss share agreements.  See “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the method of accounting for acquired loans.

During the third quarter of 2013, we decreased the net loan loss reserve by $456,000 on certain acquired loan pools due to evidence of improved cash flows in these pools during the quarterly review process, which resulted in a $94,000 net provision for loan losses on acquired loans (net of the impact of the FDIC loss sharing agreements).

The following tables present a summary of the changes in the ALLL for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$38,625	$31,597	$70,222	$47,269	$35,812	$83,081
Loans charged-off	(4,293)	—	(4,293)	(5,940)	—	(5,940)
Recoveries of loans previously charged off	1,248	—	1,248	610	—	610
Net charge-offs	(3,045)	—	(3,045)	(5,330)	—	(5,330)
Provision for loan losses	565	(456)	109	4,500	(4,674)	(174)
Benefit attributable to FDIC loss share agreements	—	550	550	—	4,218	4,218
Total provision for loan losses charged to operations	565	94	659	4,500	(456)	4,044
Provision for loan losses recorded through the FDIC loss share receivable	—	(550)	(550)	—	(4,218)	(4,218)
Balance at end of period	$36,145	$31,141	$67,286	$46,439	$31,138	$77,577

Total non-acquired loans:
At period end	2,741,242			2,517,352
Average	2,698,580			2,497,478
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.45%			0.85%
Allowance for loan losses as a percentage of period end non-acquired loans	1.32%			1.84%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	72.89%			78.27%

	Nine Months Ended
	September 30,
	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$44,378	$32,132	$76,510	$49,367	$31,620	$80,987
Loans charged-off	(12,121)	—	(12,121)	(17,193)	—	(17,193)
Recoveries of loans previously charged off	2,870	—	2,870	3,075	—	3,075
Net charge-offs	(9,251)	—	(9,251)	(14,118)	—	(14,118)
Provision for loan losses on non-acquired loans	1,018	(991)	27	11,190	(482)	10,708
Benefit attributable to FDIC loss share agreements	—	1,871	1,871	—	700	700
Total provision for loan losses charged to operations	1,018	880	1,898	11,190	218	11,408
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,871)	(1,871)	—	(700)	(700)
Balance at end of period	$36,145	$31,141	$67,286	$46,439	$31,138	$77,577

Total non-acquired loans:
At period end	$2,741,242			$2,517,352
Average	2,634,362			2,469,977
As a percentage of average non-acquired loans (annualized):
Net charge-offs	0.47%			0.76%
Allowance for loan losses as a percentage of period end non-acquired loans	1.32%			1.84%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	72.89%			78.27%

The allowance for loan losses as a percent of non-acquired loans reflects a decrease due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the third quarter of 2013 compared to the same quarter in 2012 and to the second quarter of 2013.  93% of the net charge-off amount for the third quarter of 2013 was comprised of ten loans ranging from approximately $100,000 to $609,000.  The remainder of the charge-offs were less than $100,000 per loan for the quarter.  Of the total net charge-offs during the quarter, 19.5% or $595,000 were construction and land development loans, 20.8% or $634,000 were commercial non-owner occupied loans, 25.7% or $784,000 were consumer owner-occupied loans, and 18.1% or $550,000 were consumer loans.  We remain diligent in charging off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and the overall concern that borrowers will be unable to meet the contractual payments of principal and interest.  Excluding acquired assets, nonperforming loans decreased by $9.7 million during the third quarter of 2013 compared to the third quarter of 2012 and decreased by $3.2 million from the second quarter of 2013.  The ratio of the ALLL to cover these loans decreased from 78.3% at September 30, 2012 to 72.9% at September 30, 2013.

We decreased the ALLL compared to the third quarter of 2012 and the second quarter of 2013, due primarily to the improvement in asset quality metrics during the third quarter of 2013.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $9.0 million compared to the balance at September 30, 2012 and by $747,000 from June 30, 2013.

The historical loss rates on an overall basis were up slightly on an annualized basis to 0.45% as of September 30, 2013 from the June 30, 2013 level of 0.40%, and down from the September 30, 2012 level of 0.86%.

Economic risk decreased by seven basis points during the third quarter of 2013 as compared to third quarter of 2012 and decreased by one basis point from the second quarter of 2013.  The improvement from one year ago was due to improved home sales, lower unemployment rate and a decrease in bankruptcies and foreclosures.  The improvement for the linked quarter is reflected in home sales.

Model risk declined two basis points from the third quarter of 2012 and up one basis point compared to the second quarter of 2013.  This risk comes from the fact that our ALLL model is not all-inclusive.  Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure.  Management has reduced this factor since our model has been used for over four years, however, with the acquisition of FFCH, certain loans which are being accounted for as performing loans must be included in our model.  We believe that there is inherently more risk and therefore, this is more adequately addressed by increasing this risk factor.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following:  exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  At September 30, 2013, the overall operational risk declined by one basis point for the continued improvement in classified asset levels and down by six basis points compared to September 30, 2012. This improvement was due primarily to improvements in the levels of classified loans, nonaccruals and past due levels.

On a specific reserve basis, the allowance for loan losses decreased by $1.7 million from June 30, 2013, and decreased by approximately $1.3 million from September 30, 2012.  The loan balances being evaluated for specific reserves decreased from $36.4 million at June 30, 2013 to $29.6 million at September 30, 2013.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended September 30, 2013, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy.  The table below summarizes our NPAs for the past five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2013	2013	2013	2012	2012
Nonaccrual loans (1)	$38,631	$40,854	$42,945	$48,387	$46,295
Accruing loans past due 90 days or more	122	198	121	500	156
Restructured loans - nonaccrual	10,837	11,689	13,636	13,151	12,882
Total nonperforming loans	49,590	52,741	56,702	62,038	59,333
Other real estate owned (“OREO”) (2)	16,555	15,950	19,680	19,069	22,424
Other nonperforming assets (3)	—	—	—	—	—
Total nonperforming assets excluding acquired assets	66,145	68,691	76,382	81,107	81,757
Covered OREO (2)	40,543	35,142	34,244	34,257	47,063
Acquired OREO not covered under loss share	18,775	17,536	16,766	13,179	5,059
Other covered nonperforming assets (3)	718	—	26	44	57
Total nonperforming assets including covered assets	$126,181	$121,369	$127,418	$128,587	$133,936

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	2.40%	2.56%	2.91%	3.13%	3.22%
Total NPAs as a percentage of total assets (5)	0.82%	1.36%	1.49%	1.58%	1.89%
Total NPLs as a percentage of total loans (4)	1.81%	1.98%	2.18%	2.41%	2.36%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	2.16%	3.32%	3.47%	3.46%	4.31%
Total NPAs as a percentage of total assets	1.57%	2.41%	2.48%	2.50%	3.10%
Total NPLs as a percentage of total loans (4)	0.86%	1.47%	1.58%	1.70%	1.95%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $97.4 million, $77.6 million, $79.6 million, $83.1 million, and $71.3 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets includes all assets (both acquired and non-acquired).

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $49.6 million, or 1.81% of total loans, a decrease of $9.7 million or 16.4% from September 30, 2012. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $167,000 and a decrease in commercial nonaccrual loans of $9.5 million.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $3.1 million during the third quarter of 2013 from the level June 30, 2013.  This decrease was the net result of $2.3 million in charge offs, $4.3 million in transfers to OREO, $5.3 million in payments, $100,000 returning to accruing loans, and $9.0 million in additions.

At September 30, 2013, non-acquired OREO increased by $605,000 from June 30, 2013.  At September 30, 2013, non-acquired OREO consisted of 88 properties with an average value of $188,000, a decrease of $7,000 from June 30, 2013 when we had 82 properties.  In the third quarter of 2013, we added 20 properties with an aggregate value of $3.6 million into non-acquired OREO, and we sold 16 properties with a basis of $2.4 million in the quarter.  We recorded a net gain on sales of $67,000 for the quarter.  We wrote down OREO properties by $1.2 million during the third quarter of 2013.  Our non-acquired OREO balance of $16.6 million at September 30, 2013 is comprised of 12% in the Low Country/Orangeburg region, 41% in the Coastal (Beaufort to Myrtle Beach region), 20% in the Charlotte region, and 16% in the Upstate (Greenville) region.

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $8.9 million, or 0.33%, of total non-acquired loans outstanding at September 30, 2013, compared to $12.3 million, or 0.49%, of total non-acquired loans outstanding at September 30, 2012, and compared to $11.0 million, or 0.41% of total non-acquired loans outstanding at June 30, 2013.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Service charges on deposit accounts	$8,966	$6,169	$20,463	$17,501
Bankcard services income	6,493	3,570	14,631	10,508
Trust and investment services income	3,593	1,577	8,345	4,617
Mortgage banking income	1,342	3,496	6,619	8,365
Securities gains	—	—	—	61
Accretion on FDIC indemnification asset	(7,625)	(6,623)	(22,106)	(14,226)
Other	2,496	977	5,321	3,557
Total noninterest income	$15,265	$9,166	$33,273	$30,383

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased 45.0% in the third quarter of 2013 as compared to the same period in 2012.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Bankcard services income increased 81.9%, largely driven by the acquisition of FFCH.  Debit card income increased 20.3%, or $575,465, due to organic growth as well as an increased customer base from the FFCH and Savannah acquisitions.

•                  Trust and investment services income increased 127.8%, driven primarily by the addition of investment services income generated by Minis & Co., Inc, acquired in the Savannah transaction as well as the FFCH acquisition which added more than $1.2 million for the quarter.

•                  Other noninterest income increased $1.5 million, or 155.5%, driven by a $1.0 million increase in other noninterest income from the FFCH acquisition, as well as a $247,000 increase in recoveries on acquired loans.

•                  Negative accretion on the FDIC indemnification asset increased $1.0 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools.

•                  Mortgage banking income declined 61.6%, driven by a reduction in refinancing activities in the secondary market due to rising interest rates, reduced gains from loans sold, and a decline in the fair value hedges related to mortgage banking activity.

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased $10.8 million or 24.1% during the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase in total noninterest income primarily resulted from the following:

•                  Service charges on deposit accounts increased $3.0 million, or 16.9%, largely driven by $2.2 million in overdraft fees from the FFCH acquisition.

•                  Bankcard services income increased $4.1 million or 39.2%, largely driven by a $2.2 million increase from the FFCH acquisition, along with an increase in debit card income.  Debit card income increased 20.3%, or $1.7 million, due primarily to a larger customer base than in 2012.

•                  Trust and investment services income increased $3.7 million, or 80.8%, driven primarily by the addition of investment services income generated by Minis & Co., Inc, acquired in the Savannah transaction, as well as the FFCH acquisition.

•                  Other noninterest income increased by $1.8 million, or 49.6%, with $1.0 million being added with the FFCH acquisition, and additional increases in wire fees, safe deposit box rentals, and recoveries on acquired loans.

•                  Negative accretion on the FDIC indemnification asset increased $7.9 million, resulting from decreases in expected cash flows from the FDIC.  This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools since acquisition.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Salaries and employee benefits	$34,464	$18,647	$81,462	$54,957
Merger and conversion related expense	10,397	568	13,220	2,662
Net occupancy expense	5,046	2,981	11,663	8,660
Information services expense	3,827	2,662	10,011	8,031
Furniture and equipment expense	3,523	2,165	8,306	6,774
OREO expense and loan related	3,461	3,951	9,383	8,782
Bankcard expense	1,752	1,057	4,152	3,077
Amortization of intangibles	1,738	566	3,794	1,606
FDIC assessment and other regulatory charges	1,521	878	3,841	2,988
Professional fees	1,377	643	2,828	2,008
Business development and staff related	1,186	878	3,690	2,319
Advertising and marketing	1,150	736	2,640	2,046
Other	5,977	2,299	11,755	6,850
Total noninterest expense	$75,419	$38,031	$166,745	$110,760

Noninterest expense increased $37.4 million or 98.3% in the third quarter of 2013 as compared to the same period in 2012.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $15.8 million or 84.8% driven by the addition of staff from the FFCH and Savannah acquisitions, along with increases in both incentive and merit pay for employees.

•                  OREO and loan related expense decreased $490,000 or 12.4% driven by a decrease in carrying costs on OREO properties.

•                  Amortization of intangibles increased by $1.2 million due to the amortizing intangibles added from both the Savannah and the FFCH acquisitions.  This expense is expected to be approximately $2.1 to $2.3 million per quarter for the next couple of years.

•                  All other categories of noninterest expense increased as a result of the acquisitions of Savannah and FFCH.  Other noninterest expense included an operational charge off of $850,000 during the quarter.

•                  Merger related expenses increased by $9.8 million due to the merger costs related to the FFCH acquisition.

Noninterest expense increased $56.0 million or 50.5% for the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $26.5 million or 48.2% driven by the addition of staff from the Savannah acquisition during 2012 and FFCH acquisition during 2013, along with increases in both incentive and merit pay for employees.

•                  Net occupancy expense increased $3.0 million or 34.7% driven largely by the FFCH and the Savannah acquisitions, along with an increase depreciation and lease expense due largely to the same acquisitions.

•                  Amortization of intangibles increased by $2.2 or 136.2% due to the additional amortization of the core deposit, noncompete, purchased credit card intangible and client list intangibles from the Savannah and FFCH acquisitions.

•                  All other categories of noninterest expense increased as a result of the acquisitions of Savannah and FFCH.

•                  OREO and loan related expense increased $601,000 or 6.8% driven by the FFCH acquisition.

•                  Business development and staff related expense increased $1.4 million or 59.1% due to an increase in recruitment and relocation costs, travel expenses, and training expenses, primarily coming from the FFCH acquisition.

Income Tax Expense

Our effective income tax rate decreased to 34.0% for the nine months ended September 30, 2013 compared to 34.3% for the nine months ended September 30, 2012.  For the quarter ended September 30, 2013, the effective tax rate was 36.1% compared to 35.3% for the quarter ended September 30, 2012.  The slightly higher effective tax rate for the quarter was the result of nondeductible merger cost of approximately $1.9 million.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2013, shareholders’ equity was $970.0 million, an increase of $462.5 million, or 91.1%, from $507.5 million at December 31, 2012, and an increase of $536.1 million or 123.6% from $433.9 million at September 30, 2012.  The driving factor for the increase from the comparable period of 2012 was the issuance of common shares in the First Financial acquisition fair valued at $381.4 million, the issuance of preferred shares in the First Financial acquisition fair valued at $65.0 million, and the issuance of common shares in the Savannah acquisition fair valued at $68.8 million.  Our common equity-to-assets ratio increased to 11.27% at September 30, 2013 from 9.88% at the end of the fourth quarter of 2012 and increased from 10.03% at the end of the comparable period of 2012.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2013	2012	2012

First Financial Holdings, Inc.:
Tier 1 risk-based capital	13.15%	12.73%	14.02%
Total risk-based capital	14.40%	13.99%	15.29%
Tier 1 leverage	10.10%	9.87%	9.35%

SCBT:
Tier 1 risk-based capital	12.95%	12.51%	13.80%
Total risk-based capital	14.20%	13.78%	15.07%
Tier 1 leverage	9.96%	9.70%	9.21%

Compared to December 31, 2012, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to an increase in capital partially offset by an increase in risk-weighted assets.  The growth in capital was generated primarily as a result of the issuance of $381.4 million in common equity in the First Financial acquisition.  Our Tier 1 risk-based capital and total risk-based capital have decreased from September 30, 2012 due to risk-weighted assets increasing faster than the increase in capital.  The growth in risk-weighted assets, average assets, and capital were generated primarily by the First Financial and Savannah acquisitions.  The Tier 1 leverage ratio has increased compared to December 31, 2012, due to the increase in capital.  Contributing to the increase in the Tier 1 leverage ratio is the impact of the addition of First Financial’s assets to the average assets for only a portion of the quarter. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015.  The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

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

Our legacy SCBT loan portfolio increased by approximately $223.9 million, or about 8.9% compared to the balance at September 30, 2012.  Our investment securities portfolio increased $152.0 million during this same time period.  Total cash and cash equivalents were $645.2 million at September 30, 2013 as compared to $380.7 million at December 31, 2012 and $278.1 million at September 30, 2012.

At September 30, 2013 and December 31, 2012, the Company had $42.9 million and $13.0 million, respectively, in traditional, out-of-market brokered deposits.  The Company had no brokered deposits at September 30, 2012.  Total deposits increased $3.1 billion, or 85.6% from September 30, 2012, to $6.7 billion resulting primarily from organic growth and the First Financial and Savannah acquisitions. Excluding deposits acquired in the First Financial and Savannah acquisitions, total deposits increased $6.4 million, or 0.2%.  Excluding deposits acquired from First Financial and Savannah, we increased our noninterest-bearing deposit balance by $166.7 million, or 6.2%, at September 30, 2013 as compared to the balance at September 30, 2012.  Other borrowings grew by $55.5 million, or 121.3%, from September 30, 2012 due to the addition of First Financial Capital Trust I and SAVB Capital Trust I and II through the First Financial and Savannah acquisitions.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2013, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2013, our Bank had $241.9 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2013, our Bank had a total FHLB credit facility of $775.9 million with total outstanding letters of credit consuming $70.1 million and no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of September 30, 2013:

				Losses	Losses
				Incurred *	Incurred *	Remaining
	FDIC	Original	Original	By FFCH	By SCBT	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	through	Losses	Mark **	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	7/26/2013	9/30/2013	for Loans	6/30/2013	Losses

CBT	$233,000	$340,039	$334,082	$—	$297,292	$13,215	$10,613	$321,120
Habersham	94,000	124,363	119,978	—	87,248	7,188	4,651	99,087
BankMeridian	70,827	70,190	67,780	—	27,605	9,006	4,444	41,055
Cape Fear ***	131,000	20,105	17,399	76,122	1,196	16,203	—	93,521
Plantation ***	70,178	24,273	16,176	35,190	1,643	14,533	—	51,366
Total	$599,005	$578,970	$555,415	$111,312	$414,984	$60,145	$19,708	$606,149

* Claimed or Claimable loans and OREO losses excluding expenses, net of revenues.

** Represents the estimated losses on OREO at period end.  These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

*** For Cape Fear and Plantation, the original estimated gross losses and the original estimated covered losses represent the estimated losses subsequent to 7/26/2013.

Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate (“ILE”)) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid.  During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold and became reimbursable at 95% rather than the 80% rate. Under the loss sharing agreement for Cape Fear, the Bank assumes the first $32.4 million of losses and the FDIC reimburses the Bank for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse the Bank for 95% of the losses. Under the loss sharing agreement for Plantation, the Bank shares in the losses on certain commercial loans and commercial OREO in three tranches. On losses up to $55.0 million, the FDIC reimburses the Bank for 80% of all eligible losses; the Bank absorbs losses greater than $55.0 million up to $65.0 million; and the FDIC reimburses the Bank for 60% of all eligible losses in excess of $65.0 million.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2013, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represent 25% of total risk-based capital, or $189.1 million at September 30, 2013.  Based on these criteria, we had two such credit concentrations at September 30, 2013, including loans to borrowers engaged in loans to lessors of nonresidential buildings (except mini-warehouses) and loans to lessors of residential buildings.

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

•                  Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, including the impact of the capital rules under Basel III and the possibility of changes in accounting principles relating to loan loss recognition;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2013 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of September 30, 2013 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business, except for those described below.

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

On April 17, 2012, SCBT entered into a memorandum of understanding (the “Peoples MOU”) with plaintiffs and other named defendants regarding the settlement of the Complaint. Under the terms of the Peoples MOU, SCBT, Peoples, the Director Defendants and the plaintiffs have agreed to settle the Arnette Lawsuit and release the defendants from all claims relating to the Peoples merger, subject to approval by the Court. If the Court approves the settlement contemplated by the Peoples MOU, the Arnette Lawsuit will be dismissed with prejudice. Pursuant to the terms of the Peoples MOU, SCBT and Peoples have made available additional information to Peoples shareholders in the Current Report on Form 8-K filed April 18, 2012. In return, the plaintiffs have agreed to the dismissal of the Arnette Lawsuit with prejudice and to withdraw all motions filed in connection with the Arnette Lawsuit. On June 14, 2013, the parties entered into a stipulation and Agreement of Compromise, Settlement and Release.  On September 17, 2013, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

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

On July 16, 2013, SCBT, First Financial and the director defendants entered into a memorandum of understanding (the “First Financial MOU”) with plaintiffs regarding the settlement of the action, subject to the approval of the court.  Pursuant to the terms of the First Financial MOU, SCBT and First Financial agreed to make available additional information to First Financial shareholders regarding the First Financial merger.  In return, the plaintiffs agreed to the dismissal of the lawsuit with prejudice and not to seek any interim relief in favor of the alleged class of First Financial stockholders.

On October 30, 2013, the parties entered into and filed with the Delaware court a stipulation of settlement.  The stipulation of settlement is subject to customary conditions, including court approval following notice to First Financial’s shareholders.  If the court approves the settlement contemplated by the stipulation, the lawsuit will be dismissed with prejudice and the defendants will be released from any claims that plaintiffs and the alleged class of First Financial shareholders may have based upon, arising out of, or related to the First Financial merger, defendants’ consideration of the First Financial merger, and any disclosures or public filings related to the First Financial merger (other than any claims of First Financial shareholders under the federal securities law entirely unrelated to the First Financial merger or any disclosures related thereto). There can be no assurance that the court will approve the settlement. In the event the court fails to approve it, the proposed settlement as contemplated by the stipulation may be terminated.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not applicable

(b)                                 Not applicable

(c)                                  Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1- July 31	—		$—	—	147,872
August 1 - August 31	(2,775	)*	54.06	—	147,872
September 1 - Sepbtember 30	(2,843	)*	55.62	—	147,872

Total	(5,618)			—	147,872

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

FIRST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: November 12, 2013	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: November 12, 2013	/s/ Keith S. Rainwater
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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of First Financial Holdings, Inc. for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.