Form 10-K
period 2013-12-31
FIRST FINANCIAL HOLDINGS, INC.
filed 2014-02-28
CIK 764038

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $824,759,000 based on the closing sale price of $50.39 per share on June 30, 2013. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 26, 2014 was 24,104,396.

Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

First Financial Holdings, Inc.
Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.

Forward-Looking Statements

        The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned "Forward-Looking Statements" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

 PART I

Item 1.    Business.

        First Financial Holdings, Inc. (formerly SCBT Financial Corporation), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT (the "Bank"), a South Carolina-chartered commercial bank that opened for business in 1934. We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina, Community Bank & Trust ("CBT"), a division of the Bank, in northeast Georgia, The Savannah Bank ("Savannah"), a division of the Bank, in coastal Georgia, and First Federal Bank ("First Federal"), a division of the Bank, in coastal South Carolina and North Carolina. The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned broker dealer. We do not engage in any significant operations other than the ownership of our banking subsidiary.

        On July 26, 2013, SCBT Financial Corporation entered into a business combination with First Financial Holdings, Inc., of Charleston, South Carolina ("FFCH"), and changed its name from "SCBT Financial Corporation" to "First Financial Holdings, Inc." Unless otherwise mentioned or unless the context requires otherwise, references herein to the "Company" "we," "us," "our" or similar references mean First Financial Holdings, Inc. and its consolidated subsidiaries. References to the "Bank" mean the Company's wholly-owned bank subsidiary, SCBT, a South Carolina banking corporation.

        The Company is a legal entity separate and distinct from the Bank. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from cash dividends received from our Bank.

        Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through financial centers in South Carolina, North Carolina, northeast Georgia, and coastal Georgia. At December 31, 2013, we had approximately $7.9 billion in assets, $5.6 billion in loans, $6.6 billion in deposits, $981.5 million in shareholders' equity, and market capitalization of approximately $1.6 billion.

        We began operating in 1934 in Orangeburg, South Carolina and have maintained our ability to provide superior customer service while also leveraging our size to offer many products more common to super-regional banks. We have pursued a growth strategy that relies on organic growth supplemented by the acquisition of select financial institutions or branches in certain market areas.

        In recent years, we have continued to grow the business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

  •
  On July 26, 2013, the Company completed the business combination wherein First Financial Holdings, Inc. ("FFCH"), of Charleston, South Carolina, a bank holding company merged into the Company, and First Federal Bank merged into the Bank. The remaining subsidiaries became subsidiaries of the Bank, and included First Southeast 401k Fiduciaries, a wholly owned registered investment advisor, and First Southeast Investor Services, a wholly owned broker dealer.

  •
  On December 13, 2012, the Company completed the business combination wherein The Savannah Bancorp, Inc. ("Savannah"), of Savannah, Georgia, a bank holding company merged into the Company, and The Savannah Bank, N.A., Bryan Bank and Trust merged into the Bank and Minis & Company, Inc., a registered investment advisory firm became a wholly-owned subsidiary of the Bank. As of February 9, 2013, the Company had successfully completed the operational conversion of Savannah.

  •
  On April 24, 2012, the Company completed the business combination wherein the Peoples Bancorporation, Inc. ("Peoples"), of Easley, South Carolina, the bank holding company merged into the Company, and bank subsidiaries, The Peoples National Bank ("PNB"), Bank of Anderson ("BOA"), and Seneca National Bank ("SNB") merged into the Bank.

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

Available Information

        We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") on our website at www.scbtonline.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the "SEC"). These filings are also accessible on the SEC's website at www.sec.gov. In addition, we make available on our website (www.scbtonline.com) the following: (i) Corporate Governance Guidelines, (ii) Code of Conduct & Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, Executive, Wealth Management and Trust, and Corporate Governance & Nominating Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, First Financial Holdings, Inc., 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, www.scbtonline.com. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

        We serve customers and conduct our business from 137 financial centers in 19 South Carolina counties, 4 North Carolina counties, 10 northeast Georgia counties, and 2 coastal Georgia counties. NCBT, CBT, TSB and First Federal are divisions of SCBT. NCBT operates from 3 financial centers in Mecklenburg County of North Carolina; CBT operates from 18 financial centers in 10 Northeast Georgia counties; Savannah operates from 7 financial centers in 2 coastal Georgia counties; and First

Federal operates from 57 financial centers in 7 coastal South Carolina counties and 3 coastal North Carolina counties.

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

        We experience strong competition from both bank and non-bank competitors in certain markets. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, and non-traditional internet-based banks. We compete for deposits and loans with commercial banks, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

        We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit, and reasonable service charges. We believe our customers also consider the quality and scope of the services provided the convenience of banking facilities, and relative lending limits in the case of loans to commercial borrowers. Our customers may also take into account the fact that other banks offer different services from those that we provide. The large national and super-regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that our Bank has been able to compete successfully with our competitors, regardless of their size.

Employees

        As of December 31, 2013, our Bank had 2,106 full-time equivalent employees compared to 1,324 as of the same date in 2012. We consider our relationship with our employees instrumental to the success of our business. We provide most of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

Regulation and Supervision

        As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. Below, we have provided some specific information relevant to the Company. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

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

        We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. In addition, as a South Carolina bank holding company organized under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "SCBFI"). Our Bank is organized as a South Carolina-chartered commercial bank. It is subject to regulation, supervision, and examination by the SCBFI and the FDIC. The following discussion summarizes certain aspects of banking and other laws and regulations that affect the Company and our Bank.

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

        The Gramm-Leach-Bliley Act amended a number of federal banking laws affecting the Company and our Bank. In particular, the Gramm-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company," provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.

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

        On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina, North Carolina, and Georgia. This change effectively permits out-of-state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that sate to open a de novo branch.

Obligations of Holding Company to its Subsidiary Banks

        There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance fund in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve Board, which was confirmed in the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

        The Federal Reserve Board also has the authority under the BHC Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        In addition, the "cross guarantee" provisions of the Federal Deposit Insurance Act ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

  •
  Minimum Leverage and Risk-Based Capital Requirements.  Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

  •
  Deposit Insurance Modifications.  The Dodd-Frank Act modifies the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The act also permanently raises the standard maximum insurance amount to $250,000.

  •
  Creation of New Governmental Authorities.  The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the "CFPB"), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions' primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

    The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are "qualified mortgages." On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower's income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules took effect on January 10, 2014. The rules also define "qualified mortgages," imposing both underwriting standards—for example, a borrower's debt-to-income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

  •
  Executive Compensation and Corporate Governance Requirements.  The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding "say on pay" vote in their proxy statement by which shareholders may vote on the compensation of the company's named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as "say-on-golden parachute" vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the Dodd-Frank Act requires the SEC to adopt rules:

  •
  prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

  •
  requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

    The Dodd-Frank Act also authorizes the SEC to issue rules allowing shareholders to include their own nominations for directors in a company's proxy solicitation materials. Many provisions of the Dodd-Frank Act require the adoption of additional rules to implement the changes. In addition, the Dodd-Frank Act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

        In December 2010, the Basel Committee on Banking Supervision (the "BCBS"), an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as "Basel II" and "Basel 2.5." On June 7, 2012, the Federal Reserve Board, FDIC, and the Office of the Comptroller of the Currency (the "OCC") requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the "Basel III capital framework."

        On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim" final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies (including the Company) and savings and loan holding companies, which we collectively refer to herein as "covered" banking organizations. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Company. The requirements in the rule will be fully phased in by January 1, 2019.

        The rule imposes higher risk-based capital and leverage requirements for depository institutions, including bank holding companies with consolidated assets of $500 million or more (such as the Company), than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

  •
  a new common equity Tier 1 risk-based capital ratio of 4.5%;

  •
  a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

  •
  a total risk-based capital ratio of 8% (unchanged from current requirements); and

  •
  a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

        Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

        In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

        The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

        Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

        Accumulated other comprehensive income ("AOCI") is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

        The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule

        Section 619 of the Dodd-Frank Act, known as the "Volcker Rule," prohibits any bank, bank holding company, or affiliate (referred to collectively as "banking entities") from engaging in two types of activities: "proprietary trading" and the ownership or sponsorship of private equity or hedge funds that are referred to as "covered funds." On December 10, 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015. At December 31, 2013, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

        Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

        The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by "qualified investors" (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

        The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations ("CDOs") issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

Prompt Corrective Action

        As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under current regulations, the categories are as noted below. Beginning in January 2015, however, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, described above under "Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises—Basel Capital Standards." The following is a list of the current criteria for each prompt corrective action category:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

  •
  has total risk-based capital ratio of 10% or greater; and

  •
  has a Tier 1 risk-based capital ratio of 6% or greater; and

  •
  has a leverage capital ratio of 5% or greater; and

  •
  is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

  •
  has a total risk-based capital ratio of 8% or greater; and

  •
  has a Tier 1 risk-based capital ratio of 4% or greater; and

  •
  has a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

  •
  has a total risk-based capital ratio of less than 8%; or

  •
  has a Tier 1 risk-based capital ratio of less than 4%; or

  •
  has a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

  •
  has a total risk-based capital ratio of less than 6%; or

  •
  has a Tier 1 risk-based capital ratio of less than 3%; or

  •
  has a leverage capital ratio of less than 3%.

  •
  Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

        Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital, to the owners of the institution if following such a distribution the institution would be undercapitalized.

        As of December 31, 2013, the Bank's regulatory capital surpassed the levels required to be considered "well capitalized."

        As further described under "Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises—Basel Capital Standards," the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as "Basel III". As discussed above, Basel III when fully phased-in, will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 2, 2013, the Federal Reserve Board adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the FDIC adopted the same provisions in the form of an "interim" final rule.

Payment of Dividends

        The Company is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company generally should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Funds for cash distributions to our shareholders are derived primarily from dividends received from our Bank. Our Bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our Bank to pay dividends will indirectly restrict the ability of the Company to pay dividends.

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

        In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of the Company, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiary is further subject to the prior claims of creditors of our Bank.

        In January of 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million. These funds, along with a normal level of Bank dividends, would allow for the Company to have sufficient funds to redeem $65.0 million of outstanding preferred stock. The Company has received all necessary regulatory approvals to redeem the outstanding preferred stock (see Note 31—Subsequent events for more information).

Certain Transactions by the Company and its Affiliates

        Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank's (or one of its subsidiaries') affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

        The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Those extensions of credit:

  •
  must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

  •
  must not involve more than the normal risk of repayment or present other unfavorable features.

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

Insurance of Deposits

        The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

Anti-Tying Restrictions

        Under amendments to the Bank Holding Company Act and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that:

  •
  the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or its subsidiaries; or

  •
  the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

        Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act

        The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for the Bank, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements. In its most recent CRA examination, the Bank received a "satisfactory" rating.

Consumer Protection Regulations

        Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws and regulations applicable to credit transactions, such as:

  •
  the Dodd-Frank Act that created the CFPB within the Federal Reserve Board, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;

  •
  the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending, as mandated by the Dodd-Frank Act;

  •
  the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

  •
  the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.

        The deposit operations of the Bank are also subject to federal laws, such as:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

  •
  the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

Enforcement Powers

        The Bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for certain violations. Criminal penalties for some financial institution crimes have been increased to 20 years.

        In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

        The number of government entities authorized to take action against the Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority with respect to the Bank. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of the Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including the Bank. Prior notice to the CFPB and the FDIC would be necessary for an action against the Bank.

Anti-Money Laundering

        Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act (the "Patriot Act"), enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act

        The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

  •
  requiring standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  •
  filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        The Patriot Act requires financial institutions to undertake enhanced due diligence of private bank accounts or correspondent accounts for non-U.S. persons that they administer, maintain, or manage. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the Patriot Act, the Financial Crimes Enforcement Network ("FinCEN") can send the Bank a list of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank may be requested to search its records for any relationships or transactions with persons on the list. If the Bank finds any relationships or transactions, it must report those relationships or transactions to FinCEN.

The Office of Foreign Assets Control

        The Office of Foreign Assets Control ("OFAC"), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. The Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting

        Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank's policy is not to disclose any personal information unless permitted by law.

        Like other lending institutions, the Bank uses credit bureau data in its underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

Check 21

        The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  allowing check truncation without making it mandatory;

  •
  requiring every financial institution to communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  generally requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

Proposed Legislation and Regulatory Action

        New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Executive Officers of First Financial Holdings, Inc.

        Executive officers of First Financial Holdings, Inc. are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of February 26, 2014, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (47)	Chief Executive Officer and Director President (2004 - 2013) President and Chief Operating Officer of South Carolina Bank and Trust (1999 - 2004)	1995
John C. Pollok (48)	Senior Executive Vice President, Director (2012-Present), Chief Financial Officer (2007 - 2010, 2012-Present) and Chief Operating Officer	1996
Joseph E. Burns (59)	Senior Executive Vice President and Chief Credit Officer (2000 - 2009, 2013-Present) Chief Risk Officer (2009 - 2013)	2000
John F. Windley (61)	Chief Banking Officer and President of SCBT South Carolina Bank and Trust Regional President, South Carolina Bank and Trust (2002 - 2006)	2002
R. Wayne Hall (63)	President and Director	2013
Renee R. Brooks (44)	Corporate Secretary and Chief Administrative Officer Corporate Secretary and Retail & Commercial Banking Officer (2009 - 2010) Commercial Department Manager—SCBT of the Piedmont (2005 - 2009)	1996

        None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of the Company acting solely in their capacities as such.

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

General Business Risks

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

        Negative developments that began in the latter half of 2007 and that have continued, have now began to show signs of improvement both nationally and in our primary markets of South Carolina, North Carolina, and Georgia. The competition for deposits and quality loans has increased significantly given the limited number of qualified borrowers. As a result, we may face the following risks:

  •
  economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

  •
  market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

  •
  the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

  •
  the value of our securities portfolio may decline; and

  •
  we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

        These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in foreign and domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2013, we had approximately 28,046 of non-acquired and acquired non-credit impaired loans secured by real estate with an average loan balance of approximately $130,000. At December 31, 2013, we had approximately 82,442 total non-acquired and acquired non-credit impaired loans with an average loan balance of approximately $54,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. These risks have been exacerbated by the recent developments in national and international financial markets and the economy in general. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our non-acquired loan portfolio is secured by real estate. As of December 31, 2013, approximately 81.7% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers' ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Further deterioration in the real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition, and results of operations.

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer.

        We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

        We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower-yield loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest-rate environments.

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

        As of December 31, 2013, our non-acquired and acquired non-credit impaired outstanding commercial real estate loans were equal to 94.1% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Changes in local economic conditions where we operate could have a negative effect.

        Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Southeast United States in general or in our primary markets in South Carolina, Mecklenburg County and coastal North Carolina, Northeast Georgia, and coastal Georgia could negatively affect our financial condition, results of operations and profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

  •
  loan delinquencies may increase;

  •
  problem assets and foreclosures may increase;

  •
  demand for our products and services may decline; and

  •
  collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with the our loans.

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

The Company's acquisition of FFCH may present certain risks to the Company's business and operations.

        On July 26, 2013, the Company completed the acquisition of FFCH, the bank holding company for First Federal. The acquisition presents the following risks, among others:

  •
  the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

  •
  that the Company's and FFCH's respective businesses may not perform as expected due to transaction-related uncertainty or other factors;

  •
  that the parties are unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of FFCH in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies and integrating FFCH's workforce while maintaining focus on providing consistent, high quality customer service;

  •
  reputational risks and the reaction of the companies' customers to the transaction; and

  •
  the acquisition may require diversion of the attention of the Company's management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

We may make future acquisitions, which could dilute current shareholders' stock ownership and expose us to additional risks.

        In accordance with our strategic plan, we regularly evaluate opportunities to acquire other banks and branch locations to expand the Company, including potential acquisitions of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions as described below. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

        Any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions requires us, through our Bank, to enter into a Purchase & Assumption Agreement (the "P&A Agreement") with the FDIC. The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is extremely limited. P&A Agreements typically provide for limited disclosure about, and limited indemnification for, risks associated with the target banks (as did the P&A Agreement related to our acquisition of deposits (excluding brokered deposits), certain other borrowings and certain assets from CBT, Habersham, BankMeridian, Plantation Federal Bank ("Plantation") and Cape Fear Bank ("Cape Fear")). There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses in connection with any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions. In any future P&A Agreements, we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank's assets acquired are less than a stated threshold. The P&A Agreements related to our acquisitions of deposits (excluding brokered deposits), certain borrowings and certain assets from CBT, Habersham, BankMeridian, Plantation and Cape Fear ; include such a true-up provision.

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

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities, including our completed acquisition of FFCH. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which the Company and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames.

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

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, among other transactions, the following transactions require the consent of the FDIC:

  •
  any merger or consolidation of the Company in which our shareholders will own less than sixty-six and two-thirds percent (66.66%) of the equity of the consolidated entity (in connection with the merger with FFCH, the FDIC consented to the assumption by SCBT of the First Federal purchase and assumption agreement with the FDIC related to Plantation and Cape Fear) , or

  •
  any sale of shares of our common stock, or securities convertible into our common stock, by one or more shareholders that will effect a change in control of the Company, as determined by the FDIC with reference to the standards under the Change in Bank Control Act.

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

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisitions of CBT, Habersham, BankMeridian, Plantation, and Cape Fear.

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

        The loss share agreements between the bank and the FDIC with respect to CBT, Habersham, BankMeridian, Plantation, and Cape Fear each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisitions of the acquired banks. Any such "true-up" payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations.

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

  •
  For acquired loans, expected total cash flows decline.

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

        Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2013, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.9% increase in net interest income—as compared with a forward-rate curve interest rate scenario as the base case. As a result of the current rate environment with federal funds rates between zero and 25 basis points, simulation analysis does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is somewhat asset sensitive to the indicated change in interest rates over a one-year horizon.

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

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by our Bank cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to our Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

We could experience a loss due to competition with other financial institutions.

        The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than our Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

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

Any requested or required changes in how we determine the impact of loss share accounting on our financial information could have a material adverse effect on our reported results.

        Our financial results are significantly affected by loss share accounting, which is driven by accounting rule interpretations, assumptions and judgments made by us, and subject to ongoing review by our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to question or revision by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

        As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

        The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC's Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

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

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. the Company is subject to Federal Reserve Board regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, and by the SCBFI. Also, as a member of the Federal Home Loan Bank (the "FHLB"), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

The Dodd-Frank Act may have a material adverse effect on our operations.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

  •
  changes to regulatory capital requirements;

  •
  exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

  •
  creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);

  •
  potential limitations on federal preemption;

  •
  changes to deposit insurance assessments;

  •
  regulation of debit interchange fees we earn;

  •
  changes in retail banking regulations, including potential limitations on certain fees we may charge; and

  •
  changes in regulation of consumer mortgage loan origination and risk retention.

        In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

        Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

We are exposed to declines in the value of qualified pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding, which could require us to provide significant amounts of funding for our qualified pension plan.

        As a matter of course, we anticipate that we will make cash contributions to our qualified defined benefit pension plan in the near and long term. A significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our qualified defined benefit pension plan with a greater amount of cash from operations, perhaps by an additional material amount.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

        On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank.

        The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 ("CET1") capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

        The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

        Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

        In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

        In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

        As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations by compelling us to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the "Patriot Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

        Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The CFBP recently issued "ability-to-repay" and "qualified mortgage" rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

        On January 10, 2013, the CFPB issued a final rule to implement the "qualified mortgage" provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers' ability to repay home loans before extending them credit. The CFPB's "qualified mortgage" rule, which became effective on January 10, 2014, describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue "qualified mortgages," which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the "qualified mortgage" criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB's "qualified mortgage" rule will impact us when it takes effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

        Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

        The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the "source of strength" doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

        A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

        Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In February 2014, the U.S. government adopted legislation to suspend the debt limit until March 15, 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

        Since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, under Federal Reserve Board regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The Federal Reserve Board may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

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

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2013, we had 24,104,124 shares of common stock outstanding and had reserved for issuance 295,916 shares underlying options that are or may become exercisable at an average price of $33.26 per share. In addition, as of December 31, 2013, we had the ability to issue 1,509,853 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

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

        Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts' recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

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

        As of December 31, 2013, we had outstanding options to purchase 295,916 shares of our common stock at a weighted average exercise price of $33.26 per share. All of these options are held by our current or former executive officers, directors, and employees. Also, as of December 31, 2013, we had the ability to issue options and restricted stock to purchase an additional 1,509,853 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of our shareholders' ownership of our common stock.

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

        Our articles of incorporation provide that a merger, exchange or consolidation of the Company with, or the sale, exchange or lease of all or substantially all of our assets to, any person or entity (referred to herein as a "Fundamental Change"), must be approved by the holders of at least 80% of our outstanding voting stock if the board of directors does not recommend a vote in favor of the Fundamental Change. The articles of incorporation further provide that a Fundamental Change involving a shareholder that owns or controls 20% or more of our voting stock at the time of the proposed transaction (a "Controlling Party") must be approved by the holders of at least (i) 80% of our outstanding voting stock, and (ii) 67% of our outstanding voting stock held by shareholders other than the Controlling Party, unless (x) the transaction has been recommended to the shareholders by a majority of the entire board of directors or (y) the consideration per share to be received by our shareholders generally is not less than the highest price per share paid by the Controlling Party in the acquisition of its holdings of our common stock during the preceding three years. The approval by the holders of at least 80% of our outstanding voting stock is required to amend or repeal these provisions contained in our articles of incorporation. Finally, in the event that any such Fundamental Change is not recommended by the board of directors, the holders of at least 80% of our outstanding voting stock must attend a meeting called to address such transaction, in person or by proxy, in order for a quorum for the conduct of business to exist. If the 80% and 67% vote requirements described above do not apply because the board of directors recommends the transaction or the consideration is deemed fair, as applicable, then pursuant to the provisions of the South Carolina Business Corporation Act, the Fundamental Change generally must be approved by two-thirds of the votes entitled to be cast with respect thereto.

        Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The main offices of SCBT and the Midlands region lead branch are also located in this approximately 57,000 square-foot building. Including this main location, our bank owns 116 properties and leases 47 properties, all of which are used as branch locations or for housing operational units in North and South Carolina and Georgia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company's premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

Item 3.    Legal Proceedings.

        As of December 31, 2013 and the date of this form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except for those described below.

        Arnette Lawsuit.    On January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064 (the "Arnette Lawsuit"). The Complaint names as defendants Peoples, the members of Peoples' board of directors immediately prior to the completion of the merger between the Company and Peoples (the "Director Defendants") and the Company. The Complaint is brought on behalf of a putative class of shareholders of Peoples common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that Peoples' directors breached their fiduciary duties by failing to maximize shareholder value in connection with the merger between the Company and Peoples, and also alleges that the Company aided and abetted those breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs' attorneys' and experts' fees. The Company believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of the Company.

        On April 17, 2012, the Company entered into a memorandum of understanding (the "Peoples MOU") with plaintiffs and other named defendants regarding the settlement of the Complaint. Under the terms of the Peoples MOU, the Company, Peoples, the Director Defendants and the plaintiffs have agreed to settle the Arnette Lawsuit and release the defendants from all claims relating to the Peoples merger, subject to approval by the Court. If the Court approves the settlement contemplated by the Peoples MOU, the Arnette Lawsuit will be dismissed with prejudice. Pursuant to the terms of the Peoples MOU, the Company and Peoples have made available additional information to Peoples shareholders in the Current Report on Form 8-K filed April 18, 2012. In return, the plaintiffs have agreed to the dismissal of the Arnette Lawsuit with prejudice and to withdraw all motions filed in connection with the Arnette Lawsuit. On June 14, 2013, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release. On September 17, 2013, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

        Rational Lawsuit.    On October 11, 2012, a purported shareholder of Savannah filed a lawsuit in the Supreme Court of the State of New York captioned Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012 (the "Rational Lawsuit"), naming Savannah, members of Savannah's board of directors and the Company as defendants. This lawsuit is purportedly brought on behalf of a putative class of Savannah's common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The Rational Lawsuit alleges that Savannah, Savannah's directors and the Company breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the proposed merger between Savannah and the Company. Among other relief, the Complaint seeks to enjoin the merger. The Company believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of the Company.

        On November 23, 2012, the Company, Savannah and the other named defendants entered into a memorandum of understanding (the "Rational MOU") with the Plaintiff regarding a settlement of the Rational Lawsuit. Pursuant to the Rational MOU, Savannah made available additional information concerning the Savannah merger to Savannah shareholders in a Current Report on Form 8-K. The Rational MOU provides that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to Savannah's shareholders. If the settlement is finally approved by the Court, it is anticipated that the settlement will resolve and release all claims in the action that were or could have been brought challenging any aspect of the Savannah merger, the Savannah merger agreement, and any disclosure made in connection therewith, and that the action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In the event, that the parties fail to enter into a stipulation of settlement or the parties do so but the court fails to approve the stipulation of settlement, the proposed settlement as contemplated by the Rational MOU may be terminated.

        First Financial Litigation.    On March 5, 2013, a purported shareholder of FFCH filed a lawsuit in the Court of Chancery of the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., No. 8386-VCN. On March 25, 2013, another purported shareholder of FFCH filed a lawsuit in the same court captioned Emmy Moore v. R. Wayne Hall et al., No. 8434-VCN. Each complaint named FFCH, members of FFCH's board of directors and the Company as defendants. The complaints were purportedly brought on behalf of a putative class of FFCH's common shareholders and sought a declaration that the lawsuits are properly maintainable as a class action with the named plaintiffs as the proper class representatives. Each complaint alleged that FFCH's board of directors breached their fiduciary duties to FFCH shareholders by attempting to sell FFCH to the Company by means of an unfair process and for an unfair price and that the Company aided and abetted these alleged breaches of fiduciary duty. Among other relief, each complaint sought declaratory and injunctive relief to prevent the proposed merger between FFCH and the Company. On April 18, 2013, the Court of Chancery issued an order consolidating the two lawsuits into one action captioned In re First Financial Holdings, Inc. Shareholder Litigation, No. 8386-VCN, and requiring the plaintiffs to file a single consolidated amended complaint as soon as practicable. On May 7, 2013, the plaintiffs filed a consolidated amended complaint, which generally alleges that FFCH's board of directors breached their fiduciary duties to FFCH shareholders by attempting to sell FFCH to the Company by means of an unfair process and for an unfair price and by failing to disclose certain material information about the proposed merger.

        On July 16, 2013, the Company, FFCH and the director defendants entered into a memorandum of understanding (the "FFCH MOU") with plaintiffs regarding the settlement of the action, subject to the approval of the court. Pursuant to the terms of the FFCH MOU, the Company and FFCH agreed to make available additional information to FFCH shareholders regarding the FFCH merger. In return, the plaintiffs agreed to the dismissal of the lawsuit with prejudice and not to seek any interim relief in favor of the alleged class of FFCH stockholders. On October 30, 2013, the parties entered into and filed with the Delaware court a stipulation of settlement. On January 24, 2014, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

        On May 3, 2013, a purported shareholder of the Company filed a lawsuit in the Supreme Court of the State of New York in the County of New York captioned Rational Strategies Fund v. Robert R. Hill Jr. et al., No. 651625/2013, naming the Company and members of its board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of the Company's common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The lawsuit alleges that the Company and members of its board of directors breached duties by failing to disclose certain material information about the proposed merger between FFCH and the Company. Among other relief, the Complaint seeks to enjoin the merger.

        On July 18, 2013, the court granted a temporary injunction enjoining the Company from certifying the vote of its shareholders at its special meeting on July 24, 2013 to consider and vote upon the FFCH merger, pending a hearing scheduled for the same date on the defendants' motion to vacate that temporary injunction. On July 19, 2013, the Company entered into a memorandum of understanding (the "Rational/FFCH MOU") with plaintiff regarding the settlement of the action. Pursuant to the Rational/FFCH MOU, the Company agreed to make available additional information to the Company shareholders regarding the FFCH merger, and the plaintiff agreed to jointly request with the Company that the temporary injunction be lifted so that the results of the special meeting could be certified without any delay or impediment. Under the terms of the Rational/FFCH MOU, the Company, the the Company director defendants and the plaintiff have agreed to settle the lawsuit and release the defendants from all claims made by the plaintiff relating to the FFCH merger, subject to approval by the Court. If the court approves the settlement contemplated by the Rational/FFCH MOU, the lawsuit will be dismissed with prejudice. On February 20, 2014, the parties entered into a stipulation of settlement that is subject to court approval. There can be no assurances that the court will approve the settlement. In the event that the court fails to do so, the proposed settlement as contemplated by the stipulation may be terminated.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  (a)
  The table below describes historical information regarding our common equity securities:

	2013	2012	2011	2010	2009
Stock Performance
Dividends per share	$0.74	$0.69	$0.68	$0.68	$0.68
Dividend payout ratio	31.91%	34.11%	42.11%	16.74%	60.14%
Dividend yield (based on the average of the high and low for the year)	1.37%	1.94%	2.26%	1.98%	2.67%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	27.95x	19.79x	17.80x	8.03x	37.42x
Price/book ratio (end of year)	1.63x	1.34x	1.07x	1.27x	1.25x
Common Stock Statistics
Stock price ranges:
High	$68.69	$42.13	$36.18	$41.03	$34.37
Low	39.56	29.16	24.02	27.59	16.53
Close	66.51	40.18	29.01	32.75	27.69
Volume traded on exchanges	15,928,600	9,796,100	8,048,600	9,948,300	11,219,700
As a percentage of average shares outstanding	79.29%	65.88%	58.16%	77.91%	92.07%
Earnings per share, basic	$2.41	$2.04	$1.65	$4.11	$0.74
Earnings per share, diluted	2.38	2.03	1.63	4.08	0.74
Book value per share	40.72	29.97	27.19	25.79	22.20

Quarterly Common Stock Price Ranges and Dividends

	Years Ending December 31,
	2013			2012
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$51.68	$39.56	$0.18	$33.81	$29.16	$0.17
2nd	51.82	46.80	0.18	35.88	30.27	0.17
3rd	58.31	50.21	0.19	42.13	34.30	0.17
4th	68.69	54.38	0.19	41.70	36.90	0.18

        As of February 26, 2014, we had issued and outstanding 24,104,396 shares of common stock which were held by approximately 9,900 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol "SCBT."

        The Company is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company generally should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.

        We pay cash dividends to the Company's shareholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of the bank's net income for the current year. For the year ended December 31, 2013, our Bank paid dividends of approximately $18.0 million to the Company. Subsequent to year end, the Bank received approval from the SCBFI to pay a $31.4 million dividend in excess of the Bank's net income. These funds, along with a normal level of Bank dividends, would allow for the Company to have sufficient funds to redeem $65.0 million of outstanding preferred stock. The Company has received all necessary regulatory approvals to redeem the outstanding preferred stock (see Note 31—Subsequent events for more information). We anticipate that we will continue to pay comparable cash dividends from our Bank to the Company in the future without needing SCBFI approval. Dividends paid to our shareholders are evaluated each quarter by the board of directors.

Cumulative Total Return Performance

	Period Ending
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
First Financial Holdings, Inc.	$100.00	$82.46	$99.51	$90.20	$127.43	$213.97
NASDAQ Composite Index	$100.00	$145.36	$171.74	$170.38	$200.63	$281.22
SNL Southeast Bank Index	$100.00	$100.41	$97.49	$57.04	$94.75	$128.40

        The performance graph above compares the Company's cumulative total return over the most recent five-year period with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of the Company's common stock as shown in the graph is based on published prices for transactions in the Company's stock.

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	2,242	*	$57.02	—	147,872
November 1 - November 30	482	*	62.07	—	147,872
December 1 - December 31	1,509	*	68.25	—	147,872

Total	4,233			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for First Financial Holdings, Inc.:

(Dollars in thousands, except per share)	2013	2012	2011	2010	2009
Balance Sheet Data Period End
Assets	$7,931,498	$5,136,446	$3,896,557	$3,594,791	$2,702,188
Acquired credit impaired loans, net of acquired allowance for loan losses	1,216,080	969,395	370,581	321,038	—
Acquired non-credit impaired loans	1,598,051	73,215	—	—	—
Non-acquired loans	2,865,216	2,571,003	2,470,565	2,296,200	2,203,238
Loans, net of unearned income*	5,679,347	3,613,613	2,841,146	2,617,238	2,203,238
Investment securities	812,603	560,091	324,056	237,912	211,112
FDIC receivable for loss share agreements	93,947	146,171	262,651	212,103	—
Goodwill and other intangible assets	379,337	128,491	74,426	72,605	65,696
Deposits	6,555,497	4,298,443	3,254,472	3,004,148	2,104,639
Nondeposit borrowings	313,461	293,518	227,119	237,995	306,139
Shareholders' equity	981,469	507,549	381,780	329,957	282,819
Number of common shares outstanding	24,104,124	16,937,464	14,039,422	12,793,823	12,739,533
Book value per common share	40.72	29.97	27.19	25.79	22.20
Tangible common equity per common share****	22.28	22.54	21.89	20.12	17.04
Annualized Performance Ratios
Return on average assets	0.77%	0.70%	0.58%	1.43%	0.48%
Return on average equity	6.90	7.15	6.10	15.45	4.66
Return on average tangible common equity****	11.54	9.27	8.10	20.12	6.18
Net interest margin (taxable equivalent)	4.99	4.83	4.66	4.00	4.05
Efficiency ratio	75.85	72.20	68.77	46.68	61.17
Dividend payout ratio	31.91	34.11	42.11	16.74	60.14
Asset Quality Ratios
Allowance for loan losses to period end loans**	1.20%	1.73%	2.00%	2.07%	1.70%
Allowance for loan losses to period end nonperforming loans**	81.20	71.53	64.19	68.71	75.38
Net charge-offs to average loans**	0.41	0.73	1.12	1.99	0.92
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	1.94	3.13	3.82	3.74	2.40
Nonperforming assets to period end total assets	0.70	1.58	2.44	2.41	1.96
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	1.88	3.46	5.45	5.76	2.40
Nonperforming assets to period end total assets	1.36	2.50	4.13	4.33	1.96
Capital Ratios
Common equity to assets	11.55%	9.88%	9.80%	9.18%	10.47%
Tangible common equity to tangible assets****	7.11	7.62	8.04	7.31	8.24
Tier 1 leverage ratio	9.30	9.87	9.12	8.48	9.89
Tier 1 risk-based capital	13.58	12.73	14.09	13.34	12.47
Total risk-based capital	14.47	13.99	15.36	14.60	14.42
Other Data
Number of financial centers***	144	86	70	76	48
Number of employees (full-time equivalent basis)	2,106	1,324	1,071	1,015	700

*
Excludes loans held for sale.

**
Excludes acquired assets.

***
As of February 26, 2014, the Company had 137 financial centers due to seven branch closings as part of the First Federal branch conversion and consolidation during the first quarter of 2014.

****
A reconciliation of non-GAAP measures to GAAP is presented on page 49.

        The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2013	2012	2011	2010	2009
Operating earnings
Net operating earnings (non-GAAP)	$64,733	$36,920	$14,445	$347	$16,977
Gains on acquisitions, net of tax	—	—	10,226	62,453	—
Securities gains (losses), net of tax	—	130	141	187	54
Other-than-temporary impairment (OTTI), net of tax	—	—	—	(4,447)	(3,436)
Merger and conversion related expense, net of tax	(15,514)	(7,018)	(2,217)	(3,734)	—
Termination of group insurance, net of tax	—	—	—	(893)	—
FHLB prepayment fee, net of tax	—	—	—	(2,031)	—

Net income (GAAP)	$49,219	$30,032	$22,595	$51,882	$13,595

Tangible common equity per common share
Tangible common equity per common share (non-GAAP)	$22.28	$22.54	$21.89	$20.12	$17.04
Effect to adjust for intangible assets	18.44	7.43	5.30	5.67	5.16

Book value per common share (GAAP)	$40.72	$29.97	$27.19	$25.79	$22.20

Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	11.54%	9.27%	8.10%	20.12%	6.18%
Effect to adjust for intangible assets	-4.64%	-2.12%	-2.00%	-4.67%	-1.52%

Return on average common equity (GAAP)	6.90%	7.15%	6.10%	15.45%	4.66%

Tangible common equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	7.11%	7.62%	8.04%	7.31%	8.24%
Effect to adjust for intangible assets	4.44%	2.26%	1.76%	1.87%	2.23%

Common equity to assets (GAAP)	11.55%	9.88%	9.80%	9.18%	10.47%

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

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2013	2012	2011	2010	2009
Summary of Operations
Interest income	$286,255	$187,488	$171,718	$155,354	$141,798
Interest expense	13,002	11,094	20,266	32,737	37,208

Net interest income	273,253	176,394	151,452	122,617	104,590
Provision for loan losses	1,886	13,619	30,236	54,282	26,712

Net interest income after provision for loan losses	271,367	162,775	121,216	68,335	77,878
Noninterest income	53,848	41,283	55,119	137,735	26,246
Noninterest expense	250,641	158,898	142,978	125,242	83,646

Income before provision for income taxes	74,574	45,160	33,357	80,828	20,478
Provision for income taxes	25,355	15,128	10,762	28,946	6,883

Net income	49,219	30,032	22,595	51,882	13,595
Preferred stock dividends	1,354	—	—	—	1,115
Accretion on preferred stock discount	—	—	—	—	3,559

Net income available to common shareholders	$47,865	$30,032	$22,595	$51,882	$8,921

Per Common Share Information
Net income available to common shareholders, basic	$2.41	$2.04	$1.65	$4.11	$0.74
Net income available to common shareholders, diluted	2.38	2.03	1.63	4.08	0.74
Cash dividends	0.74	0.69	0.68	0.68	0.68

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

  •
  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of FFCH and Savannah, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

  •
  Transaction risk arising from problems with service or product delivery;

  •
  Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

  •
  Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, including the impact of the new capital rules under Basel III;

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

        Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward-looking statements may also be included in other reports that the Company files with the Securities and Exchange Commission. The Company cautions that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

        For any forward-looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in Report. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Introduction

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes First Financial Holdings, Inc. and its subsidiary's results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012, and the year ended December 31, 2012 as compared to the year ended December 31, 2011, and also analyzes our financial condition as of December 31, 2013 as compared to December 31, 2012. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other services we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

        The following section also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other information included in this Report.

Overview

        We achieved net income of $47.9 million, or $2.38 diluted earnings per share ("EPS"), during 2013 compared to net income of $30.0 million, or $2.03 diluted EPS in 2012. Net interest income was up $96.9 million, or 54.9%, due primarily to the acquisition of FFCH and the increase in average earnings assets of $1.8 billion, a 49.6% increase over the prior year. This increase resulted in interest income being up $98.8 million, or 52.7%. Interest expense increased by $1.9 million, or 17.2%, driven by a $1.4 billion increase in interest bearing liabilities, a 44.6% increase from 2012. Overall cost of funds remains at approximately 25 basis points, including noninterest bearing liabilities. Provision for loan losses declined by more than $11.7 million compared to 2012 due to reduced net charge offs of $7.1 million and improved credit quality indicators throughout the year. Noninterest income increased by $12.6 million, or 30.4%, due primarily to the mergers with FFCH and Savannah. Offsetting increased service charges on deposit accounts, bankcard services income, trust and investment services and other, were lower mortgage banking income of $3.4 million and increased negative accretion on the FDIC indemnification asset of $8.8 million during 2013. Noninterest expense was up over the prior year by $91.7 million due primarily to a significant increase in salaries and employee benefits of $45.8 million, or 60.0%, and merger and conversion related expenses being up $12.3 million, or 120.6%, over the prior year. All other expense categories increased as a result of the mergers with FFCH in mid-2013 and Savannah during last month of 2012. In addition, the amortization of intangibles increased by more than $3.9 million for the year, or 180.0%. Income taxes increased by $10.2 million due primarily to the larger pre-tax income in 2013 than 2012. The effective tax rate increased due primarily to the increase in nondeductible cost related to the merger with FFCH in 2013 compared to 2012.

        At December 31, 2013, total non-acquired classified assets declined by $47.2 million or 32.9% to $96.0 million from the level at December 31, 2012. Net charge offs as a percentage of average non-acquired loans for 2013 equaled 0.41% compared to 0.73% in 2012, an improvement of 0.32%. Non-acquired nonperforming assets ("NPAs") decreased to $55.7 million at December 31, 2013 from $81.1 million at December 31, 2012, due to a decrease in the level of non-acquired nonaccrual loans and non-acquired OREO. NPAs as a percentage of non-acquired loans and repossessed assets decreased 119 basis points to 1.94% at December 31, 2013 as compared to 3.13% at December 31, 2012. NPAs to total assets at December 31, 2013 were 0.70% compared to 1.58% at the end of 2012. These improvements in NPAs reflect the gradual improvement of the real estate market within our local markets.

        Our efficiency ratio was 75.9% at December 31, 2013 as compared to 72.2% at December 31, 2012. This higher ratio was primarily the result of the merger closed during 2013. On an operating basis for December 31, 2013 and 2012, the efficiency ratio was 64.9% and 62.1%, respectively, excluding merger and conversion related expenses and OREO and loan related cost.

        Balance sheet growth in loans and core deposit accounts continued to strengthen our overall balance sheet position. Core deposits, excluding all time deposits, now comprise 77% of our total deposit base, compared to 75% at December 31, 2012. Our non-acquired loan portfolio grew by more than 11.4% in 2013, or $294.2 million.

        We continue to remain well-capitalized with a total risk-based capital ratio of 14.47% and a Tier 1 leverage ratio of 9.30%, as of December 31, 2013, compared to 13.99% and 9.87%, at December 31, 2012. The total risk-based capital ratio has increased due to capital increasing faster than the increase in risk-weighted assets. The decrease in the Tier 1 leverage ratio from the prior year reflects the impact of the FFCH merger on average assets relative to the capital added from the issuance of the

Company's common stock. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

        At December 31, 2013, we had $7.9 billion in assets and 2,106 full-time equivalent employees. Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Recent Government Actions

        Please see the caption "Regulation and Supervision" under PART I, Item 1 Business on page 4.

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

Allowance for Non-acquired Loan Losses

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

Allowance for Acquired Loan Losses

        With the FFCH and Savannah acquisitions, the Company segregated the loan portfolio between loans for which there was a discount related, in part, to credit (ASC Topic 310-30 loans) and loans for which there was no discount attributable to credit. The loans where the discount was not attributable to credit or revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans.

        Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310-30 acquired loans from the Company's initial estimates are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

        Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30. For covered loan pools, the reduction of the remaining allowance for acquired loan losses would be offset by the impact to the indemnification asset depending on each covered portfolio's loss share coverage (either 80%, in the case of Habersham, Cape Fear, Plantation, and BankMeridian, or 95%, in the case of CBT).

Other Real Estate Owned ("OREO")

        OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

        Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of OREO. Management reviews the value of OREO periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

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

        Our stock price has historically traded above its book value and tangible book value. During 2013, the lowest trading price for our stock was $39.56, and the stock price closed on December 31, 2013 at $66.51, above book value and tangible book value. We evaluated the carrying value of goodwill as of April 30, 2013, our annual test date, and determined that no impairment charge was necessary. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decrease, an impairment charge to goodwill and other intangible assets may be required.

        Core deposit intangibles, client list intangibles, noncompetition ("noncompete") intangibles, and purchased credit card relationships ("PCCRs") intangible consist of costs that resulted from the acquisition of other banks from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. PCCR intangibles result when existing credit card receivables are acquired at a premium and represent the right to conduct ongoing credit card business dealings with the cardholders. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. At December 31, 2013, we are in a net deferred tax asset position which resulted from the two acquisitions in 2012 and the merger with FFCH in 2013. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2013 or 2012.

Other-Than-Temporary Impairment ("OTTI")

        We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value. See page 72 "Available-for-sale" for further discussion.

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

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

Results of Operations

        Consolidated net income available to common shareholders increased by $17.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase reflects the improved net interest income and a lower provision for loan losses partially offset by increases in noninterest expense and higher negative accretion on the FDIC indemnification asset. Below are key highlights of our results of operations during 2013:

  •
  Consolidated net income available to common shareholders increased 59.4% to $47.9 million in 2013 compared with $30.0 million in 2012, and increased $25.3 million or 111.8% from 2011, when net income totaled $22.6 million.

  •
  Basic earnings per common share increased to $2.41 in 2013 compared with $2.04 in 2012, or 18.1%, and $1.65 in 2011, or 46.1%.

  •
  Diluted earnings per common share increased to $2.38 in 2013 compared with $2.03 in 2012, or 17.2%, and $1.63 in 2011, or 46.0%.

  •
  Book value per common share was $40.72 at the end of 2013, an increase from $29.97 at the end of 2012 and $27.19 at the end of 2011. The increase in 2013 was related to the addition of the FFCH merger which closed in July of 2013 and net income available to common shareholders of $47.9 million.

  •
  Return on average assets increased to 0.77% in 2013, compared with 0.70% in 2012 and 0.58% in 2011. The increase in return on average assets for the year ended December 31, 2013 compared to December 31, 2012 was driven by improved net income partially offset by the increase in average total assets from the FFCH and Savannah mergers.

  •
  Return on average common shareholders' equity decreased to 6.99% in 2013, compared with 7.15% in 2012, and increased from 6.10% in 2011. The decrease from 2012 reflected the increase in average shareholders' equity from the issuance of common shares related to the FFCH merger partially offset by higher net interest income and lower provision for loan losses.

  •
  Our dividend payout ratio decreased to 31.91% for the year ended December 31, 2013 compared with 34.11% in 2012 and 42.11% in 2011. The decrease from 2012 reflects higher net income available to common shareholders for the year ended December 31, 2013 due to the lower provision for loan losses and higher net interest income for the year ended December 31, 2013 compared with 2012.

  •
  Our common equity to assets ratio increased to 11.55% at December 31, 2013 compared with 9.88% in 2012 and 9.80% in 2011.

        The yield on average earning assets improved by 11 basis points in 2013 from 2012 due primarily to the increase in the average balance of acquired loans from the mergers with FFCH and Savannah. The $1.3 billion increase in volume of the average acquired loan balance increased interest income by $148.3 million. This increase was offset by the decline in yield by 2.95%, which reduced interest income by $53.5 million. Average rate of interest-bearing liabilities also improved by 7 basis points, which was evident in all categories, except other borrowings, which increased due to additional trust preferred securities from the FFCH merger at approximately 7% interest rate. This resulted in an increase in net interest income by $96.9 million, or 54.9%, during 2013. The average balance of interest-bearing liabilities grew by $1.4 billion, or 44.6%, due primarily from the mergers with FFCH and Savannah. Interest expense only increased by $1.9 million from 2012, which was the result of decreases in funding cost of all categories of deposits and Fed funds purchased and securities sold under repurchase agreements. Overall, the higher net interest income was the result of a much higher average earning asset base in 2013 and an improvement in the overall yield, and the continued decline in funding cost on average interest bearing liabilities.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2013 and 2012.

Table 1—Quarterly Results of Operations (unaudited)

	2013 Quarters				2012 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$88,748	$83,808	$57,530	$56,169	$50,263	$49,535	$45,470	$42,220
Interest expense	4,359	4,029	2,246	2,368	2,351	2,625	2,936	3,182

Net interest income	84,389	79,779	55,284	53,801	47,912	46,910	42,534	39,038

Provision for loan losses	(12)	659	179	1,060	2,211	4,044	4,641	2,723
Noninterest income	20,683	15,157	8,485	9,523	10,900	9,166	11,744	9,473
Noninterest expense	83,896	75,419	44,885	46,441	48,139	38,031	37,509	35,219

Income before income taxes	21,188	18,858	18,705	15,823	8,462	14,001	12,128	10,569
Income taxes	7,204	6,804	6,173	5,174	2,552	4,938	4,097	3,541

Net income	$13,984	$12,054	$12,532	$10,649	$5,910	$9,063	$8,031	$7,028
Preferred stock dividends	812	542	—	—	—	—	—	—

Net income available to common shareholders	$13,172	$11,512	$12,532	$10,649	$5,910	$9,063	$8,031	$7,028

Earnings Per Share
Net income, basic	$0.55	$0.53	$0.75	$0.63	$0.39	$0.61	$0.55	$0.51
Net income, diluted	0.55	0.52	0.74	0.63	0.38	0.60	0.55	0.50
Cash dividends	0.19	0.19	0.18	0.18	0.18	0.17	0.17	0.17

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

        The Federal Reserve's Federal Open Market Committee's target for Federal funds remained at a range of zero to 0.25% for the year ended December 31, 2013. We continued to reduce rates on all of our deposit products in 2013 in line with the historically low Federal funds target. The reduction in the rates on interest-bearing liabilities contributed to higher net interest income for 2013 as compared to 2012. The repricing of all of our deposit products to lower interest rates, offset by the additional balances added from the FFCH and Savannah mergers resulted in an increase in interest expense of $1.9 million for the year ended December 31, 2013. Both average balances and period end balances of certificates of deposits where higher due to the merger activity during 2013. Interest expense from other interest bearing deposit accounts declined by $301,000 even though the averages balances increased by more than $923.1 million compared to 2012. The average rates on interest-bearing liabilities declined at a much slower pace than the continued decrease in average yields on interest-earning assets.

        Net interest income highlighted for the year ended December 31, 2013:

  •
  Net interest income increased by $96.9 million, or 54.9%, to $273.3 million during 2013.

  •
  Higher 2013 net interest income was driven by higher average balances of interest earning assets from the FFCH and Savannah mergers completed in 2013 and December 2012, respectively, and by a 7 basis point decrease in the average rate on interest-bearing liabilities.

  •
  Non-taxable equivalent net interest margin increased 17 basis points to 4.93% from 4.76% in 2012.

  •
  Net interest margin (taxable equivalent) increased 16 basis points to 4.99% during 2013.

  •
  Interest-free funds favorably impacted net interest margin by 6 basis points, flat from the year ended December 31, 2012.

  •
  The average balance of acquired loans increased $1.3 billion from the year ended December 31, 2012 due to the FFCH and Savannah mergers. This partially offset the impact of declining interest rates on non-acquired loans.

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

  •
  Non-taxable equivalent net interest margin increased 15 basis points to 4.76% from 4.61% in 2011.

  •
  Net interest margin (taxable equivalent) increased 17 basis points to 4.83% during 2012.

  •
  Interest-free funds favorably impacted net interest margin by 6 basis points, a decrease of 2 basis points from the year ended December 31, 2011. The decrease was driven largely by the decrease in the cost of funds which dampened the impact of interest free funds.

  •
  The yield on acquired loans was 11.13% and positively impacted the net interest margin. This partially offset the impact of declining interest rates on non-acquired loans.

Table 2—Volume and Rate Variance Analysis

	2013 Compared to 2012 Increase (Decrease) due to			2012 Compared to 2011 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non-acquired loans, net of unearned income(2)	$9,275	$(10,358)	$(1,083)	$4,334	$(4,297)	$37
Acquired loans, net of acquired ALL(4)	148,256	(53,516)	94,740	11,207	743	11,950
Loans held for sale	(3)	42	39	662	(47)	615
Investment securities:
Taxable	3,095	401	3,496	3,293	(1,938)	1,355
Tax exempt(3)	806	20	826	2,179	(505)	1,674
Federal funds sold and securities purchased under agreements to resell and time deposits	727	22	749	196	(57)	139

Total interest income	162,156	(63,389)	98,767	21,871	(6,101)	15,770

Interest expense on:
Deposits
Transaction and money market accounts	1,502	(1,723)	(221)	1,054	(4,480)	(3,426)
Savings deposits	293	(374)	(81)	157	(584)	(427)
Certificates and other time deposits	1,861	(1,518)	343	(1,250)	(4,029)	(5,279)
Federal funds purchased and securities sold under agreements to repurchase	88	(113)	(25)	48	(124)	(76)
Other borrowings	1,425	465	1,890	(32)	69	37

Total interest expense	5,169	(3,263)	1,906	(23)	(9,148)	(9,171)

Net interest income	$156,987	$(60,126)	$96,859	$21,894	$3,047	$24,941

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

(4)
ALL is an abbreviation for the allowance for loan losses.

Table 3—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Non-acquired loans, net of unearned income(1)	$2,677,450	$118,509	4.43%	$2,484,751	$119,592	4.81%	$2,397,821	$120,664	5.03%
Acquired loans, net of acquired ALL(2)	1,813,425	148,374	8.18%	481,754	53,634	11.13%	379,678	40,575	10.69%
Loans held for sale	45,015	1,620	3.60%	45,112	1,581	3.50%	26,760	966	3.61%
Investment securities:
Taxable	458,344	11,073	2.42%	325,420	7,577	2.33%	212,788	6,222	2.92%
Tax-exempt	151,908	4,773	3.14%	126,143	3,947	3.13%	64,404	2,273	3.53%
Federal funds sold and securities purchased under agreements to resell and time deposits	392,915	1,906	0.49%	241,332	1,157	0.48%	202,291	1,018	0.50%

Total interest-earning assets	5,539,057	286,255	5.17%	3,704,512	187,488	5.06%	3,283,742	171,718	5.23%
Noninterest-earning assets:
Cash and due from banks	125,653			88,487			78,543
FDIC receivable for loss share agreements	118,977			205,460			278,164
Other real estate owned	69,848			79,899			97,692
Other assets	541,630			245,667			214,227
Allowance for loan losses	(40,192)			(47,762)			(48,005)

Total noninterest-earning assets	815,916			571,751			620,621

Total assets	$6,354,973			$4,276,263			$3,904,363

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$2,280,055	$2,897	0.13%	$1,538,795	$3,117	0.20%	$1,325,344	$6,543	0.49%
Savings deposits	479,367	398	0.08%	297,498	479	0.16%	253,652	906	0.36%
Certificates and other time deposits	1,277,772	5,172	0.40%	922,377	4,828	0.52%	1,052,563	10,109	0.96%
Federal funds purchased and securities sold under agreements to repurchase	274,080	426	0.16%	229,185	451	0.20%	210,098	526	0.25%
Other borrowings	76,421	4,109	5.38%	46,537	2,219	4.77%	47,239	2,182	4.62%

Total interest-bearing liabilities	4,387,695	13,002	0.30%	3,034,392	11,094	0.37%	2,888,896	20,266	0.70%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,215,052			799,263			615,956
Other liabilities	39,336			22,759			29,395

Total noninterest-bearing liabilities	1,254,388			822,022			645,351
Shareholders' equity	712,890			419,849			370,116

Total noninterest-bearing liabilities and shareholders' equity	1,967,278			1,241,871			1,015,467

Total liabilities and shareholders' equity	$6,354,973			$4,276,263			$3,904,363

Net interest spread			4.87%			4.70%			4.53%
Impact of interest free funds			0.06%			0.06%			0.08%

Net interest margin (non-taxable equivalent)			4.93%			4.76%			4.61%

Net interest margin (taxable equivalent)			4.99%			4.83%			4.66%

Net interest income		$273,253			$176,394			$151,452

(1)
Nonaccrual loans are included in the above analysis.

(2)
ALL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2013, 2012, and 2011, noninterest income comprised 16.5%, 19.0%, and 26.7%, respectively, of total net interest and noninterest income. The increase from 2012 resulted primarily from the $7.7 million increase in bankcard services income, $6.7 million increase in service charges on deposit accounts and $6.3 million increase in trust and investment services income.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Service charges on deposit accounts	$30,561	$23,815	$22,654
Bankcard services income	21,883	14,173	11,721
Mortgage banking income, net of commissions	9,108	12,622	6,271
Trust and investment services income	12,661	6,360	5,464
Securities gains (losses), net	—	189	323
Total other-than-temporary impairment losses	—	—	(115)
Portion of impairment losses recognized in other comprehensive loss	—	—	—

Net impairment losses recognized in earnings	—	—	(115)
Accretion (amortization) of FDIC indemnification asset	(29,535)	(20,773)	(10,135)
Gains on acquisitions	—	—	16,529
Other	9,170	4,897	2,407

Total noninterest income	$53,848	$41,283	$55,119

        Noninterest income increased 30.4% for the year ended December 31, 2013 compared to 2012 resulting from the following:

  •
  Service charges on deposit accounts increased 28.3% driven by the increase in deposit accounts through organic growth combined with the FFCH, Peoples, and Savannah acquisitions.

  •
  Bankcard services income increased 54.4%, due to organic growth as well as an increased customer base from the FFCH, Peoples, and Savannah acquisitions.

  •
  Trust and investment services income increased 99.1%, driven primarily by the addition of investment services income generated by Minis & Co., Inc., acquired in the Savannah transaction as well as the FFCH acquisition.

  •
  Other noninterest income increased 84.4%, driven by an increase in recoveries from acquired assets and from the contribution of the FFCH acquisition.

  •
  Negative accretion on the FDIC indemnification asset increased $8.8 million, resulting from decreases in expected cash flows from the FDIC. This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools.

  •
  Mortgage banking income decreased 27.4%, driven by a reduction in refinancing activities in the secondary market due to rising interest rates.

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

        Noninterest expense represents the largest expense category for our company. During 2013, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Salaries and employee benefits	$122,096	$76,308	$68,937
OREO expense and loan related	13,758	12,003	14,051
Information services expense	14,334	11,092	10,512
Merger expense	22,534	10,214	3,198
Net occupancy expense	17,518	11,608	9,674
Furniture and equipment expense	12,130	9,115	8,476
Bankcard expense	6,435	4,062	3,241
FDIC assessment and other regulatory charges	5,034	3,875	4,573
Business development and staff related	5,392	3,309	3,336
Advertising and marketing	3,941	2,735	2,729
Professional fees	4,337	2,681	1,776
Amortization of intangibles	6,081	2,172	1,991
Other	17,051	9,724	10,484

Total noninterest expense	$250,641	$158,898	$142,978

        Noninterest expense increased 57.7% for the year ended December 31, 2013 compared to 2012 resulting from the following:

  •
  Salaries and employee benefits expense increased by 60.0% driven by the addition of staff from the FFCH acquisition during 2013, along with increases in both incentive and merit pay for employees.

  •
  OREO and loan related expense increased 14.6% driven by an increase in carrying costs on OREO properties as well as a increase in legal expenses related to collections.

  •
  Business development and staff related expense increased 61.6% due primarily to the FFCH acquisition, along with an increase in recruitment and relocation costs, travel expenses, and training expenses.

  •
  Merger and conversion related expenses increased by 120.6% due to the merger costs related to the FFCH acquisition.

        Noninterest expense increased 11.1% for the year ended December 31, 2012 compared to 2011 resulting from the following:

  •
  Salaries and employee benefits expense increased 10.7%, driven by the addition of Peoples and Savannah and increases in both incentive and merit pay for employees during 2012.

  •
  Information services expense increased 5.5%, driven mainly by an incremental increase from the Peoples and Savannah acquisitions and an increase in cost related to internet banking and general computer servicing.

  •
  Merger and conversion related expenses of $10.2 million were incurred related to the Peoples and Savannah acquisitions along with the conversion from a national chartered bank to a state chartered bank in July of 2012, compared to $3.2 million for the Habersham and BankMeridian acquisitions in 2011.

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

Income Tax Expense

        Our effective tax rate increased to 34.0% at December 31, 2013, compared to 33.5% at December 31, 2012. The higher effective tax rate in 2013 is primarily attributable to higher pre-tax net income than in 2012. In addition, nondeductible expenses totaling $1.9 million related to the closing of the FFCH merger contributed to a higher effective tax rate. Tax exempt income on municipal bonds also made up a smaller percentage of pre-tax net income for the year ended December 31, 2013 compared to 2012, which also contributed to the higher effective rate.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The composition of the investment portfolio changed from 2012 primarily as a result of securities acquired through the FFCH acquisition as well as purchases of government sponsored entities ("GSEs") and mortgage-backed securities, the sale of $177.5 million in acquired FFCH mortgage-backed securities and state and municipal bonds, and maturing or called securities that were purchased in higher interest rate environments. The expected average life of the investment portfolio at December 31, 2013 was approximately 4.27 years, compared with 3.87 years at December 31, 2012. At December 31, 2013, investment securities were $812.6 million, or 14.7% of average earning assets, compared with $560.1 million, or 15.1% of average earning assets, at December 31, 2012. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

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

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Held-to-maturity (amortized cost):
State and municipal obligations	$12,426	$15,440	$16,569	$19,941	$21,538

Total held-to-maturity	12,426	15,440	16,569	19,941	21,538

Available-for-sale (fair value):
Government-sponsored entities debt	142,994	88,518	49,603	70,534	36,615
State and municipal obligations	140,651	152,799	43,957	40,004	26,805
GSE mortgage-backed securities	499,479	293,187	195,309	84,440	103,268
Trust preferred (collateralized debt obligations)	—	—	—	2,034	6,250
Corporate stocks	3,667	379	326	362	365

Total available-for-sale	786,791	534,883	289,195	197,374	173,303

Total other investments	13,386	9,768	18,292	20,597	16,271

Total investment securities	$812,603	$560,091	$324,056	$237,912	$211,112

        During 2013, total investment securities increased $252.5 million, or 45.1%, from December 31, 2012. The increase was primarily the result of $291.1 million of securities acquired through the FFCH acquisition as well as $306.9 million of purchases of GSEs and mortgage-backed securities. These increases were partially offset by $177.5 million in FFCH securities sold and $142.2 million of maturing, called, and prepaid securities that were generally purchased in higher interest rate environments. The decrease in held-to-maturity ("HTM") securities was the result of called and maturing state and municipal tax-exempt securities during 2013. These are generally longer-maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2013, the fair value of the total investment securities portfolio (including HTM) was $8.5 million, or 1.06%, below its amortized cost basis. Comparable valuations at December 31, 2012 reflected a total investment portfolio fair value that was $15.2 million, or 2.78%, higher than amortized cost basis.

Held-to-maturity

        HTM securities consist solely of some of our tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities decreased $3.0 million from the balance at December 31, 2012.

  •
  The balance of HTM securities represented 0.2% and 0.3% of total assets at December 31, 2013 and 2012, respectively.

  •
  Interest earned amounted to $521,000, a decrease of $131,000, or 20.1%, from $652,000 in 2012. The average balance of the HTM portfolio decreased by $3.4 million during 2013, as compared to the average during 2012. The overall yield on the HTM portfolio decreased by 7 basis points from 2012 and decreased by 8 basis points from 2011 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The expected average life of the held to maturity portfolio was 2.84 years and 3.1 years at December 31, 2013 and 2012, respectively.

Available-for-sale

        Securities available for sale consist mainly of debentures of government-sponsored entities, state and municipal bonds, and mortgage-backed securities. At December 31, 2013, investment securities with an amortized cost of $795.8 million and fair value of $786.8 million were classified as available for sale. The negative adjustment of $9.0 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available-for-sale securities:

  •
  Total securities available for sale increased $251.9 million, or 47.1%, from the balance at December 31, 2012, primarily the result of securities acquired through the FFCH acquisition as well as purchases of GSEs and mortgage-backed securities, offset by $177.5 million in FFCH securities sold as well as maturing or called securities that were purchased in higher interest rate environments.

  •
  The balance of securities available for sale represented 10.0% of total assets at December 31, 2013 and 10.4% at December 31, 2012.

  •
  Interest income earned in 2013 amounted to $14.9 million, an increase of $4.2 million, or 39.2%, from $10.7 million in the comparable year of 2012. The increase in interest earned reflected a $147.5 million increase in the average balances of securities available for sale, partially offset by a 40 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2013.

        At December 31, 2013, we had 257 securities available for sale in an unrealized loss position, which totaled $16.0 million. During 2013, the credit and capital markets continued to experience some turmoil globally, but rates generally increased during the year as some economic sectors recovered and markets anticipated a tapering of securities purchased by the Federal Reserve Bank. See Note 3—Investment Securities in the consolidated financial statements for additional information.

        Investment securities in an unrealized loss position as of December 31, 2013 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more-likely-than-not that we will not be required to sell the debt securities. Therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

        Other investment securities primarily include our investment in Federal Home Loan Bank of Atlanta ("FHLB") stock, with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2013, the investment in FHLB stock represented approximately $10.4 million, or 0.13% of total assets.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years
									Total
											Par Value	Fair Value
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)(3)	$1,480	6.08%	$345	6.36%	$9,931	5.95%	$670	6.08%	$12,426	5.98%	$12,426	$12,891

Total held-to-maturity	1,480	6.08%	345	6.36%	9,931	5.95%	670	6.08%	12,426	5.98%	12,426	12,891

Available-for-sale
Government-sponsored entities debt(4)	876	1.40%	22,029	1.34%	95,010	2.24%	25,079	2.62%	142,994	2.30%	149,708	142,994
State and municipal obligations(2)(3)	3,780	4.23%	8,099	2.97%	42,775	4.11%	85,997	4.86%	140,651	4.51%	142,934	140,651
Mortgage-backed securities(5)	—	0.00%	1,953	3.77%	101,502	2.28%	396,024	2.42%	499,479	2.40%	500,000	499,479
Corporate stocks(1)	—	0.00%	—	0.00%	—	0.00%	3,667	0.42%	3,667	0.42%	3,161	3,667

Total available-for-sale	4,656	3.70%	32,081	2.82%	239,287	2.59%	510,767	2.83%	786,791	2.76%	795,803	786,791

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	13,386	2.41%	13,386	2.41%	13,386	13,386

Total investment securities(6)	$6,136	4.27%	$32,426	2.92%	$249,218	2.73%	$524,823	2.82%	$812,603	2.80%	$821,615	$813,068

Percent of total	1%		4%		31%		65%
Cumulative percent of total	1%		5%		35%		100%

(1)
FHLB and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

(3)
The expected average life for state and municipal obligations is 5.72 years; 2.84 years for held-to-maturity and 5.97 years for available-for-sale.

(4)
The expected average life for government sponsored entities debt securities is 2.68 years.

(5)
The expected average life for mortgage-backed securities is 4.39 years.

(6)
The expected average life for the total investment securities portfolio is 4.27 years (not including FHLB and corporate stock with no maturity date).

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. The addition of $2.3 billion in acquired loans in the FFCH business combination acquisitions along with a 16.8% increase in consumer real estate loans, a 6.3% increase in commercial owner occupied real estate loans, a 56.9% increase in consumer loans, and a 15.0% increase in commercial and industrial loans contributed to overall loan growth for the year ended December 31, 2013. At December 31, 2013, total loans had grown to $5.7 billion, an increase of $2.1 billion, or 56.7%, compared to $3.6 billion at the end of 2012. Average loans outstanding during 2013 were $4.5 billion, an increase of $1.5 million, or 51.4%, over the 2012 average of $3.0 billion. (For further discussion of the Company's acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

        The following table presents a summary of the non-acquired loan portfolio by type:

Table 8—Distribution of Non-Acquired Loans by Type

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Real estate:
Commercial non-owner occupied(1)	$591,122	$563,491	$610,543	$712,190	$770,934
Consumer(2)	805,309	689,787	656,515	589,431	533,123
Commercial owner occupied real estate	833,513	784,152	742,890	578,587	469,101
Commercial and industrial	321,824	279,763	220,454	202,987	214,174
Other income producing property	143,204	133,713	140,693	124,431	137,736
Consumer	136,410	86,934	85,342	67,768	68,770
Other loans	33,834	33,163	14,128	20,806	9,400

Total non-acquired loans	$2,865,216	$2,571,003	$2,470,565	$2,296,200	$2,203,238

(1)
Includes $300.0 million, $273.4 million, $310.8 million, $392.0 million, and $467.3 million of construction and land development loans at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(2)
Includes owner occupied real estate.

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity. The following table presents the acquired credit impaired loans by type:

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2013	2012	2011	2010
Acquired credit impaired loans:
Commercial loans greater than or equal to $1 million—CBT	$24,109	$39,661	$56,540	$84,288
Commercial real estate	439,785	372,924	108,327	66,628
Commercial real estate—construction and development	114,126	130,451	51,005	32,312
Residential real estate	476,689	354,718	128,510	92,737
Consumer	103,998	15,685	10,019	10,915
Commercial and industrial	68,862	72,718	39,311	24,742
Single pay	129	456	475	9,416

Total acquired credit impaired loans	$1,227,698	$986,613	$394,187	$321,038

        The Company did not have any FASB ASC Topic 310-30 acquired loans for the year ended December 31, 2009.

        Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20. The following table presents the acquired non-credit impaired loans by type:

Table 10—Distribution of Acquired Non-Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2013	2012
Acquired non-credit impaired loans:
Real estate:
Commercial non-owner occupied(1)	$116,994	$3,716
Consumer(2)	1,006,747	36,139
Commercial owner occupied real estate	73,714	12,141
Commercial and industrial	58,773	17,531
Other income producing property	74,566	3,688
Consumer	267,257	—

Total acquired non-credit impaired loans	$1,598,051	$73,215

(1)
Includes $58.4 million and $839,000 of construction and land development loans at December 31, 2013, and 2012, respectively.

(2)
Includes owner occupied real estate.

        The Company did not have any acquired non-credit impaired loans for the years ended December 31, 2011, 2010, and 2009.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2013 compared to December 31, 2012:

  •
  Acquired loans were $2.8 billion, or 49.7% of total loans at December 31, 2013.

  •
  Non-acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $1.4 billion, and comprised 24.5% of the total loan portfolio. This was an increase of $143.2 million, or 11.4%, over year-end 2012.

  •
  Loans secured by commercial real estate, excluding commercial owner occupied loans, increased by $27.6 million, or 4.9%.

  •
  Loans secured by consumer real estate grew by $115.5 million, or 16.8%.

  •
  Commercial owner occupied real estate loans grew $49.4 million, or 6.3%, from the comparable year of 2012. The balance represented 14.6% of total loans at December 31, 2013.

        Loan interest income was $268.5 million in 2013, an increase of $93.7 million, or 53.6%, over 2012 income of $174.8 million. The increase was the result of the 276.6% growth in the average balance of the acquired loan portfolio from the FFCH business combination and organic growth partially offset by an average acquired loan portfolio yield in 2013 of 8.18% which was 297 basis points lower than the 11.15% loan yield in 2012 and an average non-acquired loan portfolio yield in 2013 of 4.43% which was 38 basis points lower than the 4.81% loan yield in 2012. Interest income for 2012 was 7.8% higher than the 2011 income of $162.2 million. The average loan yield of the non-acquired loan portfolio in 2012 was 22 basis points lower than the 2011 yield of 5.03%.

        Non-acquired loans secured by commercial real estate were comprised of $300.0 million in construction and land development loans and $291.2 million in commercial non-owner occupied loans at December 31, 2013. At December 31, 2012, we had $273.4 million in construction and land development loans and $290.1 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Non-acquired loans secured by consumer real estate comprised of $548.2 million in consumer owner occupied loans and $257.1 million in home equity loans at December 31, 2013. At December 31, 2012, we had $434.5 million in consumer owner occupied loans and $255.3 million in home equity loans.

        The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2013.

Table 11—Maturity Distribution of Non-acquired Loans

December 31, 2013 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$591,122	$119,397	$278,048	$193,676
Consumer	805,309	60,651	246,701	497,957
Commercial owner occupied real estate	833,513	74,963	467,217	291,333
Commercial and industrial	321,824	112,618	157,267	51,939
Other income producing property	143,204	29,598	84,213	29,393
Consumer	136,410	9,494	100,249	26,667
Other loans	33,834	4,890	15,921	13,024

Total non-acquired loans	$2,865,216	$411,611	$1,349,616	$1,103,989

        At December 31, 2013 and 2012, our non-acquired commercial non-owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $355.2 million and $287.5 million, respectively. The adjustable interest rate loan balance in this loan category was $116.5 million and $94.3 million, respectively. The non-acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $727.1 million and $666.7 million, respectively. The adjustable interest rate loan balance in this loan category was $31.5 million and $30.9 million, respectively. The non-acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $178.3 million and $141.1 million, respectively. The adjustable interest rate loan balance in this loan category was $30.9 million and $22.5 million, respectively.

        The table below shows the contractual maturity of the acquired non-credit impaired loan portfolio at December 31, 2013.

Table 12—Maturity Distribution of Acquired Non-credit Impaired Loans

December 31, 2013 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$116,994	$12,626	$39,460	$64,908
Consumer	1,006,747	5,029	44,889	956,829
Commercial owner occupied real estate	73,714	5,106	32,510	36,098
Commercial and industrial	58,773	19,169	33,250	6,354
Other income producing property	74,566	4,249	3,210	67,107
Consumer	267,257	21,118	13,293	232,846

Total acquired non-credit impaired loans	$1,598,051	$67,297	$166,612	$1,364,142

        The table below shows the contractual maturity of the acquired non-credit impaired loan portfolio at December 31, 2013.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2013 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Acquired credit impaired loans:
Commercial loans greater than or equal to $1 million—CBT	$24,109	$18,693	$1,782	$3,634
Commercial real estate	439,785	172,518	174,766	92,501
Commercial real estate—construction and development	114,126	74,278	34,012	5,836
Residential real estate	476,689	115,587	105,962	255,140
Consumer	103,998	4,560	11,315	88,123
Commercial and industrial	68,862	34,556	26,978	7,328
Single pay	129	129	—	—

Total acquired credit impaired loans	$1,227,698	$420,321	$354,815	$452,562

Nonaccrual Loans

        Generally, we place a non-acquired loan on nonaccrual when the loan becomes 90 days or more past due. Management does place loans which are not 90 days or more past due on nonaccrual based upon management's judgment of collectability of principal and interest.

Troubled Debt Restructurings ("TDRs")

        The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2013 and 2012, total TDRs were $16.0 million and $19.4 million, respectively, of which $5.3 million were accruing restructured loans at December 31, 2013, compared to $6.3 million at December 31, 2012. The Company does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

        The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans(1)	$31,333	$48,387	$64,170	$62,661	$47,444
Accruing loans past due 90 days or more	258	500	926	118	241
Restructured loans	10,690	13,151	11,807	6,365	2,048

Total nonperforming loans	42,281	62,038	76,903	69,144	49,733
Other real estate owned ("OREO")(2)	13,456	19,069	18,022	17,264	3,102
Other nonperforming assets(3)	—	—	24	50	31

Total nonperforming assets excluding acquired assets	55,737	81,107	94,949	86,458	52,866
Acquired covered OREO	27,520	34,257	65,849	69,317	—
Acquired non-covered OREO	23,942	13,179	—	—	—
Other acquired nonperforming assets	943	44	251	19	—

Total nonperforming assets	$108,142	$128,587	$161,049	$155,794	$52,866

Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	1.94%	3.13%	3.82%	3.74%	2.40%

Total nonperforming assets as a percentage of total assets	0.70%	1.58%	2.44%	2.41%	1.96%

Nonperforming loans as a percentage of period end loans(4)	1.48%	2.41%	3.11%	3.01%	2.26%

Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	1.88%	3.46%	5.45%	5.76%	2.40%

Total nonperforming assets as a percentage of total assets	1.36%	2.50%	4.13%	4.33%	1.96%

Nonperforming loans as a percentage of period end loans(4)	0.74%	1.70%	2.68%	2.64%	2.26%

(1)
Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $82.1 million, $76.1 million, $97.6 million, and $93.6 million as of December 31, 2013, 2012, December 31, 2011, and December 31, 2010, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company's application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

(2)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3)
Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4)
Loan data excludes mortgage loans held for sale.

        Excluding the acquired loans, total nonperforming loans were $42.3 million, or 1.48% of total loans, a decrease of $19.8 million, or 31.8%, from December 31, 2012. The decrease in nonaccrual loans was driven by a decrease in commercial nonaccrual loans of $19.8 million. The consumer nonaccrual loans remained flat from December 31, 2012.

        Nonperforming non-acquired loans and restructured loans decreased by approximately $7.3 million during the fourth quarter of 2013 from the level at September 30, 2013. This was primarily the result of $5.9 million being repaid or sold, $1.8 million returning to accruing status, $2.8 million being transferred to other real estate owned, and $1.6 million charged-off. The top 10 nonaccrual loans at December 31, 2013 consist of seven loans located along the coast of South Carolina, two in Orangeburg, and one located in the Charlotte MSA, and total $15.9 million. These loans comprise 37.8% of total nonaccrual loans at December 31, 2013 and are all real estate collateral dependent. The Company currently holds specific reserves of $744,000 on two of these ten loans. Of our non-acquired nonperforming loan balance of $42.3 million at December 31, 2013, 44.3% is in South Carolina coastal markets.

        At December 31, 2013, non-acquired OREO (not covered) decreased by $5.6 million from the balance at December 31, 2012 to $13.5 million. At December 31, 2013, non-acquired OREO consisted of 86 properties with an average value of $156,000, a decrease of $54,000 from December 31, 2012, when we had 91 properties. In the fourth quarter of 2013, we added 18 properties with an aggregate value of $2.0 million into non-acquired OREO, and we sold 27 properties with a basis of $3.4 million in that same quarter. We recorded a net gain of $72,000 on the properties sold during the quarter. We also wrote down 23 properties during the fourth quarter by $1.5 million. Our non-acquired OREO balance of $13.5 million, at December 31, 2013, is comprised of 16% in the Orangeburg, SC area, 18% in the Myrtle Beach, SC MSA, 11% in the Hilton Head/Beaufort, SC MSA, 12% in the Charleston, SC MSA 13% in the Charlotte, NC MSA, 4% in the Columbia, SC MSA and 18% in the Greenville/Spartanburg, SC MSA.

        Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned ("OREO") under Critical Accounting Policies and Estimates in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's OREO policies.)

Potential Problem Loans

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $7.3 million, or 0.25% of total non-acquired loans outstanding at December 31, 2013, compared to $8.0 million, or 0.31% of total loans outstanding at December 31, 2012, and $8.9 million, or 0.33% of total non-acquired loans outstanding at September 30, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

Allowance for Loan Losses

        On December 13, 2006, Federal Reserve, FDIC, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

        With the FFCH business combination, the Company segregated the FFCH acquired loan portfolio into performing loans ("non-credit impaired") and credit impaired loans. The acquired non-credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non-acquired and acquired non-credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

        In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses (For further discussion of the Company's allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and

Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

        The following tables provide the allocation for the non-acquired and acquired credit impaired allowance for loan losses. There was no allowance for acquired credit impaired loan losses prior to 2011. At December 31, 2013 and 2012, there was no allowance for acquired non-credit impaired loan losses.

Table 15—Allocation of the Allowance for Non-Acquired Loan Losses

	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non-owner occupied	$10,466	20.6%	$15,757	21.9%	$18,482	24.6%	$20,670	31.0%	$14,961	35.0%
Consumer owner occupied	8,851	28.1%	10,194	26.8%	11,722	26.6%	10,484	25.7%	8,386	24.2%
Commercial owner occupied real estate	7,767	29.1%	8,743	30.5%	10,356	30.1%	7,814	25.2%	5,978	21.3%
Commercial and industrial	3,592	11.2%	4,939	10.9%	3,901	8.9%	4,313	8.8%	4,330	9.7%
Other income producing property	2,509	5.0%	3,747	5.2%	3,636	5.7%	2,834	5.4%	2,375	6.3%
Consumer	937	4.8%	781	3.4%	1,145	3.5%	1,191	3.0%	1,258	3.1%
Other loans	209	1.2%	217	1.3%	125	0.6%	206	0.9%	200	0.4%

Total	$34,331	100.0%	$44,378	100.0%	$49,367	100.0%	$47,512	100.0%	$37,488	100.0%

*
Loan carrying value in each category, expressed as a percentage of total non-acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2013		2012		2011
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*
Commercial loans greater than or equal to $1 million—CBT	$303	1.9%	$5,337	4.0%	$12,417	15.1%
Commercial real estate	1,816	35.4%	1,517	37.8%	1,318	26.9%
Commercial real estate—construction and development	2,244	9.2%	1,628	13.2%	—	12.7%
Residential real estate	5,132	38.2%	4,207	36.0%	5,332	32.0%
Consumer	538	9.8%	96	1.6%	—	2.5%
Commercial and industrial	1,481	5.5%	4,139	7.4%	4,564	9.8%
Single pay	104	0.0%	294	0.0%	(24)	1.0%

Total	$11,618	100.0%	$17,218	100.0%	$23,607	100.0%

*
Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

        The following table presents changes in the allowance for loan losses on non-acquired loans for the five years at December 31:

Table 17—Summary of Non-Acquired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at January 1	$44,378	$49,367	$47,512	$37,488	$31,525
Charge-offs:
Real estate:
Commercial non-owner occupied	(5,316)	(10,802)	(15,653)	(22,161)	(12,736)
Consumer	(2,681)	(3,244)	(5,524)	(9,775)	(3,340)
Commercial owner occupied real estate	(2,695)	(2,781)	(2,346)	(2,625)	(571)
Commercial and industrial	(1,329)	(2,033)	(1,872)	(9,138)	(2,528)
Other income producing property	(816)	(924)	(2,366)	(338)	(867)
Consumer*	(2,452)	(2,146)	(1,337)	(2,780)	(2,005)
Other loans	—	—	(111)	—	(3)

Total charge-offs	(15,289)	(21,930)	(29,209)	(46,817)	(22,050)

Recoveries:
Real estate:
Commercial non-owner occupied	1,748	1,710	662	814	381
Consumer	861	724	356	194	38
Commercial owner occupied real estate	41	5	158	126	4
Commercial and industrial	514	228	295	713	192
Other income producing property	224	361	293	6	3
Consumer*	836	728	645	706	681
Other loans	—	—	—	—	2

Total recoveries	4,224	3,756	2,409	2,559	1,301

Net charge-offs	(11,065)	(18,174)	(26,800)	(44,258)	(20,749)
Provision for loan losses	1,018	13,185	28,655	54,282	26,712

Allowance for loan losses at December 31	$34,331	$44,378	$49,367	$47,512	$37,488

Average loans, net of unearned income**	$2,677,450	$2,484,751	$2,397,821	$2,224,746	$2,248,568
Ratio of net charge-offs to average loans, net of unearned income*	0.41%	0.73%	1.12%	1.99%	0.92%
Allowance for loan losses as a percentage of total non-acquired loans	1.20%	1.73%	2.00%	2.07%	1.70%

*
Net charge-offs at December 31, 2013, 2012, 2011, 2010 and 2009 include automated overdraft protection ("AOP") principal net charge-offs of $947,000, $813,000, $515,000, $610,000 and $572,000, respectively, and insufficient fund ("NSF") principal net charge-offs of $119,000, $251,000, $122,000, $263,00 and $59,000, respectively, that are included in the consumer classification above.

**
Non-acquired average loans, net of unearned income does not include loans held for sale.

        The lower non-acquired provision in 2013 reflects lower net charge-offs than in 2012. The following provides highlights for the years ended December 31, 2013 and 2012:

  •
  Total net charge-offs decreased $7.1 million, or 39.1% for the year ended December 31, 2013 compared to a $8.6 million, or 32.2%, decrease for the comparable year in 2012. The decrease in net charge-offs between December 31, 2013 and December 31, 2012 was in commercial non-owner occupied real estate by $5.5 million, consumer real estate by $700,000, commercial owner occupied real estate by $122,000, and commercial and industrial by $990,000. These declines were offset by the following increases in net charge-offs: other income producing property by $29,000 and consumer by $198,000.

  •
  Management currently expects the level of net charge-offs to continue to improve (decline) in 2014 compared to 2013. Economic indicators and better performance within the real estate market continue to support this expectation. In 2013, the ratio of net charge-offs to average loans decreased to 0.41% at the end of 2013 compared to 0.73% at the end of 2012. This was an improvement of 0.32% in 2013.

  •
  During the fourth quarter of 2013, the ratio of net charge-offs to average loans decreased to 0.26% from 0.45% during the third quarter of 2013.

        The provision for loan losses as a percent of average loans decreased due to the decrease in our levels of past due and classified assets and a decrease in net charge-offs during 2013 compared to 2012. Net charge-offs decreased substantially in commercial non-owner occupied during 2013 compared to 2012. Of the total net charge-offs during 2013, 34.8%, or $5.3 million, was in commercial non-owner occupied real estate lending which includes construction and land development loans. The remaining loan categories were down modestly, other than consumer which was up $306,000 compared to the level in 2012 which include home equity loans. We continue to aggressively charge off loans resulting from the decline in the appraised value of the underlying collateral (real estate) and there remains concern that certain borrowers will be unable to meet the contractual payments of principal and interest. We have seen noted improvement in the economy and business activity throughout our markets during 2013, and are expecting this trend to continue in 2014. Excluding covered assets, nonperforming loans decreased by $7.5 million during the fourth quarter compared to the third quarter of 2013. The ratio of the ALLL to cover these loans increased from 72% at December 31, 2012 to 81% at December 31, 2013.

        We decreased the ALLL for the fourth quarter of 2013 compared to the fourth quarter of 2012 due to the decline in risk and net charge offs within the overall loan portfolio. On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied. We also consider economic risk, model risk and operational risk when determining the ALLL. All of these factors are reviewed and adjusted each reporting period to account for management's assessment of loss within the loan portfolio.

        The three-year historical loss rate average on an overall basis decreased from December 31, 2012 due to the removal of higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates. This resulted in a decrease of 35 basis points in the ALLL. Compared to the third quarter of 2013, the decrease was 9 basis points.

        Economic risk decreased by 3 basis points during 2013 as compared to 2012 due to a decrease in unemployment rates, improved home sales and improved real estate markets. Compared to the third quarter of 2013, we adjusted the economic risk factors down by 2 basis points.

        Model risk increased 1 basis point compared to December 31, 2012, and was adjusted based upon our experience with the current model which is a more automated solution. This risk comes from the fact that our ALLL model is not all-inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Management has reduced this factor since our model has been used for approximately four years. Our model has been reviewed by management, the audit committee, and the bank's primary regulators (including the FDIC, the state of South Carolina, and until July 2012, the OCC), and we believe it adequately addresses the various inherent risks in our loan portfolio.

        Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. We reduced the overall operational risk by 3 basis points during 2013 compared to December 31, 2012, due primarily to a decrease in classified loans, decrease in the overall level of past due loans, and offset with increase in the loan growth factor.

        On a specific reserve basis, the allowance for loan losses at December 31, 2013 decreased by approximately $3.2 million from December 31, 2012. The loan balances being evaluated for specific reserves during the year decreased from $47.2 million to $26.0 million at December 31, 2013. Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

        The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the years ended December 31, 2013, 2012 and 2011. Prior to 2011, there was no allowance for loan losses on acquired credit impaired loans.

Table 18—Summary of Acquired Credit Impaired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance, beginning of the period	$17,218	$23,607	$—
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	(3,109)	(1,298)	16,706
Commercial real estate	299	199	1,318
Commercial real estate—construction and development	2,347	1,628	—
Residential real estate	1,057	(855)	5,471
Consumer	442	96	—
Commercial and industrial	(1,786)	(259)	4,564
Single pay	(168)	1,001	3,561

Total provision for loan losses before benefit attributable to FDIC loss share agreements	(918)	512	31,620

Benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	2,934	1,233	(15,871)
Commercial real estate	(456)	(30)	(1,252)
Commercial real estate—construction and development	(1,645)	(1,319)	—
Residential real estate	(520)	813	(5,198)
Consumer	(412)	(88)	—
Commercial and industrial	1,719	264	(4,336)
Single pay	166	(951)	(3,383)

Total benefit attributable to FDIC loss share agreements	1,786	(78)	(30,039)

Total provision for loan losses charged to operations	868	434	1,581
Provision for loan losses recorded through the FDIC loss share receivable	(1,786)	78	30,039
Reductions due to loan removals:
Commercial loans greater than or equal to $1 million—CBT	(1,925)	(5,782)	(4,289)
Commercial real estate	—	—	—
Commercial real estate—construction and development	(1,731)	—	—
Residential real estate	(132)	(270)	(139)
Consumer	—	—	—
Commercial and industrial	(872)	(166)	—
Single pay	(22)	(683)	(3,585)

Total reductions due to loan removals	(4,682)	(6,901)	(8,013)

Balance, end of the period	$11,618	$17,218	$23,607

Loss Share

        The following table presents the projected total losses compared to the original estimated losses on acquired assets covered under loss share agreements as of December 31, 2013:

Table 19—Projected Total Losses under FDIC Loss Share Agreements

(Dollars in thousands)	FDIC Threshold or ILE	Original Estimated Gross Losses	Original Estimated Covered Losses	Losses Incurred* By FFCH through 7/26/2013	Losses Incurred* By SCBT through 12/31/2013	Remaining Estimated Losses for Loans	OREO Mark** 12/31/2013	Projected Total Losses
CBT	$233,000	$340,039	$334,082	$—	$305,781	$8,531	$6,333	$320,645
Habersham	94,000	124,363	119,978	—	88,585	6,178	1,813	96,576
BankMeridian	70,827	70,190	67,780	—	28,333	6,098	4,111	38,542
Cape Fear***	131,000	20,105	17,399	76,122	3,234	13,255	910	93,521
Plantation***	70,178	24,273	16,176	35,190	7,941	7,988	247	51,366

Total	$599,005	$578,970	$555,415	$111,312	$433,874	$42,050	$13,414	$600,650

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

        Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate ("ILE")) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid. During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold and became reimbursable at 95% rather than 80%. Under the loss sharing agreement for Cape Fear, the Bank assumes the first $32.4 million of losses and the FDIC reimburses the Bank for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse the Bank for 95% of the losses. Under the loss sharing agreement for Plantation, the Bank shares in the losses on certain commercial loans and commercial OREO in three tranches. On losses up to $55.0 million, the FDIC reimburses the Bank for 80% of all eligible losses; the Bank absorbs losses greater than $55.0 million up to $65.0 million; and the FDIC reimburses the Bank for 60% of all eligible losses in excess of $65.0 million.

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

        On July 26, 2013, we entered in to a business combination with FFCH which provided approximately $174.1 million in cash and cash equivalents. Deposits in the amount of $2.5 billion were also acquired. Of this amount, $430.5 million were in the form of highly liquid transaction accounts. Certificates of deposit and interest-bearing deposits comprised $830.2 million of total deposits, or 32.9%. Consistent with previous acquisitions, we lowered time deposit and other deposit rates at the First Federal branches to more closely align with rates at legacy SCBT branches. As anticipated, we experienced approximately $99.6 million in run-off of time deposit account balances between the acquisition date and December 31, 2013. Our liquidity position could continue to be affected by potential run-off of the FFCH deposits.

        The FFCH transaction had a significant impact upon our liquidity position, initially increasing our excess liquidity. These excess liquidity balances were managed downward through the anticipated run-off of higher costing time deposit balances and the repayment of FHLB advances following the FFCH transaction.

        Total cash and cash equivalents was $479.5 million at December 31, 2013 as compared to $380.9 million at December 31, 2012.

        At December 31, 2013, we had $34.8 million of traditional, out-of-market brokered deposits compared to $13.0 million as of December 31, 2012. Total deposits increased 52.5% to $6.6 billion resulting mainly from the FFCH acquisition; excluding FFCH, total deposits decreased $102.1 million, or 2.4%. Federal funds purchased and securities sold under agreements to repurchase decreased $27.2 million, or 11.4%, from the balance at December 30, 2012. Other borrowings increased to $102.1 million, increasing by $47.2 million, or 85.9%, from December 31, 2012, due to the addition of FFCH Capital Trust I through the FFCH merger. During the third quarter of 2013, we repaid the FHLB $255.9 million for the FHLB advances acquired in the FFCH merger, including the prepayment fee and accrued interest. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds. Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our bank's reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2013, our bank had total federal funds credit lines of $376.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2013, our bank had $243.5 million of credit available at the Federal Reserve Bank's discount window, but had no outstanding advances as of the end of 2013. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the Federal Home Loan Bank. At December 31, 2013, our bank had a total FHLB credit facility of $841.2 million with no outstanding advances and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $31.9 million. We believe that our liquidity position continues to be very adequate and readily available.

        Our contingency funding plan describes several potential stages based on stressed liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. Our bank maintains various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, the bank would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our Bank. This could increase our Bank's cost of funds, impacting net interest margins and net interest spreads.

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

Asset-Liability Management and Market Risk Sensitivity

        Our earnings and the economic value of our shareholders' equity may vary in relation to changes in interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between our balances of rate sensitive assets and liabilities. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does a static or even a beta-adjusted interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset- Liability Management Committee ("ALCO") a reasonable basis for quantifying and managing interest rate risk. Numerous simulations incorporate an array interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

        From time-to-time we enter into interest rate swaps to hedge some of our interest rate risks. For further discussion of the Company's interest rate swaps, see Note 29—Derivative Financial Instruments in the consolidated financial statements.

        Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months. This most-relied-upon simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2013, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.93% increase in net interest income—as compared with a base case interest rate environment that uses the implied forward rates in the currently existing yield curve. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. The simulations indicate that our rate sensitivity is currently somewhat asset sensitive to the indicated change in interest rates over a one-year horizon. As of December 31, 2012, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.9% increase in net interest income—as compared with a base case interest rate environment.

        The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our analysis at December 31, 2013, we simulated a curve that flattens with one-month rates rising by 200 basis points and then all rates beyond that point rising proportional up to the current 30-year rate. This caused net interest income to increase somewhat from a base case. This is largely attributable to our position in short-term assets rising quickly in yield. A simulation of a curve that steepened, caused by a 200 basis points rise in 30-year yields, and then sloping downward proportionally to the current one-month rate, would have a less beneficial but still positive effect on net interest income as deposit rates would rise only modestly and longer-term loan yields (like mortgages) would increase.

        In addition to simulation analysis, we use Economic Value of Equity ("EVE") analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow fair value of all of the Company's assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2013, the Company's ratio of EVE-to-assets was 16.4% in a current forward rate curve and 16.8% in a hypothetical environment where rates increased from there by 200 basis points instantaneously.

Deposits

        We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest- bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide the Company with "interest-free" sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

        During 2013 and 2012, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits). This focus has led to increases in demand deposits, savings deposits and interest-bearing deposits. This increase in our core deposit balances helped offset the planned decline in certificate of deposit balances, which are a higher cost funds to the bank.

        The following table presents total deposits for the five years at December 31:

Table 20—Total Deposits

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Demand deposits	$1,487,798	$982,046	$658,454	$484,838	$346,248

Savings deposits	647,648	341,103	258,644	202,054	163,348
Interest-bearing demand deposits	2,893,646	1,910,374	1,432,806	1,186,260	731,060

Total savings and interest-bearing demand deposits	3,541,294	2,251,477	1,691,450	1,388,314	894,408

Certificates of deposit	1,525,567	1,064,141	903,874	1,129,892	863,507
Other time deposits	838	779	694	1,104	476

Total time deposits	1,526,405	1,064,920	904,568	1,130,996	863,983

Total deposits	$6,555,497	$4,298,443	$3,254,472	$3,004,148	$2,104,639

        The acquisitions of FFCH and Savannah as well as organic growth in most categories of deposits excluding time deposits drove the higher balance in total deposits at December 31, 2013 compared to 2012. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits increased $2.3 billion, or 52.5%, for the year ended December 31, 2013, driven largely by the acquisitions of FFCH. For the year ended December 31, 2012, total deposits increased $1.0 billion, or 32.1% from the year ended December 31, 2011, driven largely by the acquisitions of Peoples and Savannah.

  •
  Noninterest-bearing deposits (demand deposits) increased by $505.8 million, or 51.5%, for the year ended December 31, 2013.

  •
  Total savings and interest-bearing account balances increased $1.3 billion for the year ended December 31, 2013. Savings deposits increased $306.5 million, or 89.9%, money market (Market Rate Checking) deposits increased $395.4 million, or 36.8%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $586.7 million, or 70.1%.

  •
  Excluding the FFCH acquisition, total deposits decreased $102.0 million including the following: certificates of deposits less than or equal to $100,000 by $104.3 million, or 17.3%, certificates of deposit greater than $100,000 by $118.7 million, or 25.8%, and money market deposits by $26.2 million, or 2.4%. Off-setting these decreases, demand deposits increased by $78.7 million, or 8.0%, other interest-bearing deposits increased by $56.3 million, or 6.7%, and savings deposits increased by $12.2 million, or 3.6%.

  •
  At December 31, 2013, the ratio of savings, interest-bearing, and time deposits to total deposits was 77.3%, up slightly from 77.2% at the end of 2012.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Total deposits averaged $6.6 billion in 2013, an increase of 76.8% from 2012. This increase is attributable to the acquisitions of FFCH and Savannah as well as organic growth. Total deposits averaged $3.7 billion in 2012, an increase of 13.7% from 2011. This increase is attributable to the acquisitions of Peoples and Savannah as well as organic growth.

  •
  Average interest-bearing transaction account deposits grew by $2.2 billion, or 78.7%, in 2013 compared to 2012.

  •
  Average noninterest-bearing demand deposits increased by $626.1 million, or 70.8%, in 2013 compared to 2012.

        The following table provides a maturity distribution of certificates of deposit of $100,000 or more for the next twelve months as of December 31:

Table 21—Maturity Distribution of Certificates of Deposits of $100 Thousand or More

	December 31,
(Dollars in thousands)	2013	2012	% Change
Within three months	$160,984	$129,826	24.0%
After three through six months	103,647	101,393	2.2%
After six through twelve months	138,977	137,744	0.9%
After twelve months	259,043	95,589	171.0%

	$662,651	$464,552	42.6%

        In July 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2013 and 2012, respectively, the Company had $166.1 million and $129.6 million in certificates of deposits greater than $250,000.

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

Capital and Dividends

        On July 26, 2013, the Company acquired all of the outstanding common stock of FFCH. FFCH common shareholders received 0.4237 shares of the Company's common stock in exchange for each share of FFCH stock, resulting in the Company issuing 7,018,274 common shares at a fair value of $447.0 million.

        Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2013, shareholders' equity was $981.5 million, an increase of $473.9 million, or 93.4%, from $507.5 million at December 31, 2012. Our equity-to-assets ratio increased to 12.37% at December 31, 2013 from 9.88% at the end of the comparable period of 2012.

        The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's rule, which took effect in early April 2005, permit bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non-consolidated junior subordinated debt securities. In December of 2012, we acquired $9.2 million of non-consolidated junior subordinated debt securities through the Savannah acquisition. In July of 2013, we acquired an additional $46.1 million of non-consolidated junior subordinated debt securities through the FFCH merger. We did not issue trust preferred securities during the years ended December 31, 2013, 2012 and 2011. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

        Pursuant to the Basel III capital rules adopted by the Federal Reserve and the FDIC in July of 2013, financial institutions with less than $15 billion in total assets, such as the Company, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any TRUPs issued after such date.

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

Table 22—Capital Adequacy Ratios

	December 31,
(In percent)	2013	2012	2011
Tier 1 risk-based capital	13.58	12.73	14.09
Total risk-based capital	14.47	13.99	15.36
Tier 1 leverage	9.30	9.87	9.12

        Compared to December 31, 2012, our Tier 1 risk-based capital and total risk-based capital have increased due primarily to capital increasing faster than the increase in risk-weighted assets. The growth in risk-weighted assets, average assets, and capital were generated primarily by the FFCH merger. The Tier 1 leverage ratio has decreased compared to December 31, 2012 due to the increase in average assets as a result of the FFCH merger. Our capital ratios are currently well in excess of the minimum standards and continue to be in the "well capitalized" regulatory classification.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank subsidiary. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed current year's net income. As of December 31, 2013, approximately $40.8 million of the bank's current year net income was available for distribution to the Company as dividends without prior regulatory approval. During 2012 and in conjunction with the acquisition of Peoples, the Bank paid a special dividend of $13.4 million to the Company to allow for the redemption of Peoples preferred stock (TARP). This special dividend along with a special dividend used to pay certain obligations assumed from the Savannah acquisition resulted in the Bank paying dividends that approximated current year net income. During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to the Company in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million. These funds, along with a normal level of Bank dividends, would allow for the Company to have sufficient funds to redeem $65.0 million of outstanding preferred stock. The Company has received all necessary regulatory approvals to redeem the outstanding preferred stock (see Note 31—Subsequent Events for more information). It is expected that no special dividend approval will be needed from the SCBFI during the remainder of 2014. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim" final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies (including the Company) and savings and loan holding companies, which we collectively refer to herein as "covered" banking organizations. The requirements in the rule begin to phase in on January 1, 2015, for covered banking organizations such as the Company. The requirements in the rule will be fully phased in by January 1, 2019. (See Item 1. Business under the heading Basel Capital Standards on page 9 for a more detailed discussion of the final Basel rule.)

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 23—Dividends Paid to Common Shareholders

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Dividend payments to common shareholders	$15,274	$10,244	$9,514
Dividend payout ratios	31.91%	34.11%	42.11%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

        During 2013, the Company paid $1.4 million in cash dividends on the Company's Series A preferred stock.

        In February 2004, the Company's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2013, 2012 and 2011. During 2013, 2012 and 2011, we redeemed 17,186, 23,532, and 11,445, respectively, of shares of common stock from officers and directors at an average cost of $54.38, $35.57 and $29.82, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under the Company's stock incentive plans.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2013 and 2012, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

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

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had four such credit concentrations at December 31, 2013, including loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to offices of physicians, dentists, and other health practitioners. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

        At December 31, 2013, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $1.3 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $28.9 million at December 31, 2013. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2013. Long-term debt obligations totaling $102.1 million include junior subordinated debt. Operating lease obligations of $36.8 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements. Additional information regarding FDIC loss share agreement—estimated clawback is contained in Note 2 of the audited consolidated financial statements.

Table 24—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$102,060	$1,186	$12	$14	$100,848
Operating lease obligations	36,796	5,232	8,345	6,470	16,749
FDIC loss share agreement—estimated true-up#	7,122	—	—	—	7,122

Total	$145,978	$6,418	$8,357	$6,484	$124,719

*—Represents principal maturities.

#—Amount is included in the FDIC indemnification asset on the balance sheet.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset—Liability Management and Market Risk Sensitivity" on page 83 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

        See Table 1 on page 59 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2013, were effective to provide reasonable assurance regarding our control objectives.

        Management's Annual Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of the Company's independent registered public accounting firm regarding the Company's internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Controls over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in the Company's definitive proxy statement to be filed in connection with the our 2014 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in the Company's definitive proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2013, relating to securities authorized for issuance under our equity compensation plans:

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B Weighted- average exercise price of outstanding options, warrants, and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	295,916	$33.26	1,655,089
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 1,655,089 number of securities available for future issuance in the table above are a total of 145,236 shares remaining from the authorized total of 363,825 under the Company's 2002 Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of the Company to be filed in connection with our 2014 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company to be filed in connection with our 2014 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of the Company to be filed in connection with our 2014 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.    The financial statements and independent auditors' report referenced in "Item 8—Financial Statements and Supplementary Data" are listed below:

    First Financial Holdings, Inc. and Subsidiary
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

Exhibit No.	Description of Exhibit
2.1	Purchase & Assumption Agreement dated January 29, 2010 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2010)

2.2	Purchase & Assumption Agreement dated February 18, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2011)

2.3	Purchase & Assumption Agreement dated July 29, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)

2.4	Agreement and Plan of Merger, dated as of December 19, 2011, by and between SCBT Financial Corporation and Peoples Bancorporation, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

2.5	Agreement and Plan of Merger, dated as of August 7, 2012, by and between SCBT Financial Corporation and The Savannah Bancorp, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2012)

2.6	Agreement and Plan of Merger, dated as of February 19, 2013, by and between SCBT Financial Corporation and First Financial Holdings, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2013)

3.1	Amended and Restated Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 31, 2008)

3.2	Amended and Restated Bylaws of First Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on July 29, 2013)

Exhibit No.		Description of Exhibit
3.3		Articles of Amendment to Articles of Incorporation of SCBT Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

3.4		Articles of Amendment to the Articles of Incorporation of SCBT Financial Corporation changing the name of SCBT Financial Corporation from "SCBT Financial Corporation" to "First Financial Holdings, Inc." (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2013)

3.5		Articles of Amendment to the Articles of Incorporation of First Financial Holdings, Inc. containing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 29, 2013)

4.1		Specimen SCBT Financial Corporation Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2007)

4.2		Articles of Incorporation (included as Exhibits 3.1 and 3.3)

4.3		Bylaws (included as Exhibit 3.2)

4.4		Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 16, 2009)

10.1		First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

10.2	*	First National Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 333-33092)

10.3	*	SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.4		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.5		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.6		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.7		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.8		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

Exhibit No.		Description of Exhibit
10.9		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.10		Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.11		Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.12		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.13	*	Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.14	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Thomas S. Camp, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.15	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.16	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Richard C. Mathis, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.17	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.18	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

Exhibit No.		Description of Exhibit
10.19	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Dane Murray, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.20	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.21	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.22	*	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.23		Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 6, 2010)

10.24		Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2011)

10.25	*	Executive Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2012)

10.26		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

10.27		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2012)

10.28	*	SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2012 Annual Meeting of Shareholders)

10.29		Form of Restricted Stock Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.30		Form of Stock Option Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.31		Form of Restricted Stock Unit Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.32	*	SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2012) (incorporated by reference as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 4, 2013)

Exhibit No.		Description of Exhibit
10.33	*	Employment and Non-Competition Agreement, dated February 19, 2013, by and between SCBT Financial Corporation and R. Wayne Hall (incorporated by reference as Exhibit 10.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33- 188089, filed on May 29, 2013)

10.34	*	Transition and Advisory Agreement, dated as of January 31, 2014, between SCBT, First Financial Holdings, Inc. (f/k/a SCBT Financial Corporation) and R. Wayne Hall (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2014)

10.35		Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2013)

21		Subsidiaries of the Registrant

23		Consent of Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained herein as part of the signature pages)

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32		Section 1350 Certifications

101		The following financial statements from the Annual Report on Form 10-K of First Financial Holdings, Inc., formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011,(iv) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

*
Denotes a management compensatory plan or arrangement.

        (b)   See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

        (c)   Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 28th day of February, 2014.

First Financial Holdings, Inc. (Registrant)
By:	/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr. Chief Executive Officer

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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	Chief Executive Officer and Director	February 28, 2014
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer, and Director	February 28, 2014
/s/ R. WAYNE HALL R. Wayne Hall	President and Director	February 28, 2014
/s/ KEITH S. RAINWATER Keith S. Rainwater	Executive Vice President and Principal Accounting Officer	February 28, 2014
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	February 28, 2014

Signature	Title	Date

/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	February 28, 2014
/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	February 28, 2014
/s/ PAULA HARPER BETHEA Paula Harper Bethea	Director	February 28, 2014
/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	Director	February 28, 2014
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	February 28, 2014
/s/ HERBERT G. GRAY Herbert G. Gray	Director	February 28, 2014
/s/ CYNTHIA A. HARTLEY Cynthia A. Hartley	Director	February 28, 2014
/s/ THOMAS J. JOHNSON Thomas J. Johnson	Director	February 28, 2014
/s/ RALPH W. NORMAN, JR. Ralph W. Norman, Jr.	Director	February 28, 2014
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	February 28, 2014
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	February 28, 2014

Signature	Title	Date

/s/ RICHARD W. SALMONS, JR. Richard W. Salmons, Jr.	Director	February 28, 2014
/s/ B. ED SHELLEY, JR. B. Ed Shelley, Jr.	Director	February 28, 2014
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	February 28, 2014
/s/ KEVIN P. WALKER Kevin P. Walker	Director	February 28, 2014
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	February 28, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Annual Report on Form 10-K of First Financial Holdings, Inc., formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011,(iv) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of First Financial Holdings, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

        As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2013 has excluded the operations of the former First Financial Holdings, Inc., which merged with and into the Company on July 26, 2013. The operations of the former First Financial Holdings, Inc. constituted 12.1 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2013, and 32.8 percent of consolidated total assets as of December 31, 2013.

        Based on the testing performed using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company's internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

First Financial Holdings, Inc.
Columbia, South Carolina
February 28, 2014

www.SCBTonline.com
(803) 771-2265 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Financial Holdings, Inc.

         We have audited First Financial Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

         As indicated in Management's Report on Internal Control Over Financial Reporting, management has excluded the operations of the former First Federal Bank of Charleston from the scope of its assessment of internal control over financial reporting, because it was acquired by the Company on July 26, 2013. Accordingly, we also have excluded the operations of the former First Federal Bank of Charleston from the scope of our audit of internal control over financial reporting. The operations of the former First Federal Bank of Charleston constituted 12.1 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2013, and 32.8 percent of consolidated assets at December 31, 2013.

         In our opinion, First Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Financial Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and for each of the years in the three year period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
February 28, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
First Financial Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of First Financial Holdings, Inc. and Subsidiary (the "Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
February 28, 2014

First Financial Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$184,611	$186,196
Interest-bearing deposits with banks	32,632	15,664
Federal funds sold and securities purchased under agreements to resell	262,218	179,004

Total cash and cash equivalents	479,461	380,864

Investment securities:
Securities held to maturity (fair value of $12,891 and $16,553, respectively)	12,426	15,440
Securities available for sale, at fair value	786,791	534,883
Other investments	13,386	9,768

Total investment securities	812,603	560,091

Loans held for sale	30,586	65,279

Loans:
Acquired credit impaired (covered of $289,122, and $250,596, respectively; non-covered of $926,958, and $718,799, respectively), net of allowance for loan losses	1,216,080	969,395
Acquired non-credit impaired (covered of $7,824, and $0, respectively; non-covered of $1,590,227, and $73,215, respectively)	1,598,051	73,215
Non-acquired	2,865,216	2,571,003
Less allowance for non-acquired loan losses	(34,331)	(44,378)

Loans, net	5,645,016	3,569,235

Goodwill	319,429	103,292
Premises and equipment, net	188,114	115,583
Bank owned life insurance	97,197	42,737
FDIC receivable for loss share agreements	93,947	146,171
Deferred tax assets	76,690	33,901
Other real estate owned (covered of $27,520, and $34,257, respectively; non-covered of $37,398, and $32,248, respectively)	64,918	66,505
Core deposit and other intangibles	59,908	25,199
Mortgage servicing rights	20,729	—
Other assets	42,900	27,589

Total assets	$7,931,498	$5,136,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,487,798	$982,046
Interest-bearing	5,067,699	3,316,397

Total deposits	6,555,497	4,298,443
Federal funds purchased and securities sold under agreements to repurchase	211,401	238,621
Other borrowings	102,060	54,897
Other liabilities	81,071	36,936

Total liabilities	6,950,029	4,628,897

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares; 65,000, and 0 shares issued and outstanding, respectively	1	—
Common stock—$2.50 par value; authorized 40,000,000 shares; 24,104,124, and 16,937,464 shares issued and outstanding, respectively	60,260	42,344
Surplus	762,354	328,843
Retained earnings	168,577	135,986
Accumulated other comprehensive income (loss)	(9,723)	376

Total shareholders' equity	981,469	507,549

Total liabilities and shareholders' equity	$7,931,498	$5,136,446

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$268,503	$174,807	$162,205
Investment securities:
Taxable	11,073	7,577	7,641
Tax-exempt	4,773	3,947	854
Federal funds sold and securities purchased under agreements to resell	1,906	1,157	1,018

Total interest income	286,255	187,488	171,718

Interest expense:
Deposits	8,467	8,424	17,557
Federal funds purchased and securities sold under agreements to repurchase	426	451	527
Other borrowings	4,109	2,219	2,182

Total interest expense	13,002	11,094	20,266

Net interest income	273,253	176,394	151,452
Provision for loan losses	1,886	13,619	30,236

Net interest income after provision for loan losses	271,367	162,775	121,216

Noninterest income:
Service charges on deposit accounts	30,561	23,815	22,654
Bankcard services income	21,883	14,173	11,721
Trust and investment services income	12,661	6,360	5,464
Mortgage banking income	9,108	12,545	6,271
Securities gains, net	—	189	323
Total other-than-temporary impairment losses	—	—	(115)
Portion of impairment losses recognized in other comprehensive income	—	—	—

Net impairment losses recognized in earnings	—	—	(115)
Gains on acquisitions	—	—	16,529
Accretion (amortization) of FDIC indemnification asset	(29,535)	(20,773)	(10,135)
Other	9,170	4,974	2,407

Total noninterest income	53,848	41,283	55,119

Noninterest expense:
Salaries and employee benefits	122,096	76,308	68,937
Merger expense	22,534	10,214	3,198
Net occupancy expense	17,518	11,608	9,674
Information services expense	14,334	11,092	10,512
OREO expense and loan related	13,758	12,003	14,051
Furniture and equipment expense	12,130	9,115	8,476
Bankcard expense	6,435	4,062	3,241
Amortization of intangibles	6,081	2,172	1,991
FDIC assessment and other regulatory charges	5,034	3,875	4,573
Professional fees	4,337	2,681	1,776
Advertising and marketing	3,941	2,735	2,729
Other	22,443	13,033	13,820

Total noninterest expense	250,641	158,898	142,978

Earnings:
Income before provision for income taxes	74,574	45,160	33,357
Provision for income taxes	25,355	15,128	10,762

Net income	$49,219	$30,032	$22,595
Preferred stock dividends	1,354	—	—

Net income available to common shareholders	$47,865	$30,032	$22,595

Earnings per common share:
Basic	$2.41	$2.04	$1.65

Diluted	$2.38	$2.03	$1.63

Dividends per common share	$0.74	$0.69	$0.68

Weighted average common shares outstanding:
Basic	19,866	14,698	13,677
Diluted	20,077	14,796	13,751

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$49,219	$30,032	$22,595

Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	(23,069)	4,739	7,345
Tax effect	8,732	(1,793)	(2,647)
Reclassification adjustment for gains included in net income	—	(189)	(323)
Tax effect	—	72	126

Net of tax amount	(14,337)	2,829	4,501
Noncredit portion of other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	—	(115)
Tax effect	—	—	44
Reclassification adjustment of credit portion included in net income	—	—	115
Tax effect	—	—	(44)

Net of tax amount	—	—	—
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	283	(403)	(1,060)
Tax effect	(108)	153	428
Reclassification adjustment for losses included in interest expense	307	293	304
Tax effect	(117)	(112)	(123)

Net of tax amount	365	(69)	(451)
Change in pension and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	5,804	139	(5,156)
Tax effect	(2,249)	(87)	2,119
Reclassification adjustment for actuarial losses included in salaries and employee benefits	482	471	45
Tax effect	(164)	(158)	(15)

Net of tax amount	3,873	365	(3,007)

Other comprehensive income, net of tax	(10,099)	3,125	1,043

Comprehensive income	$39,120	$33,157	$23,638

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Income (Loss)
						Retained Earnings
	Shares	Amount	Shares	Amount	Surplus			Total
Balance, December 31, 2010	—	$—	12,793,823	$31,985	$198,647	$103,117	$(3,792)	$329,957
Comprehensive income:
Net income	—	—	—	—	—	22,595	—	22,595
Other comprehensive income, net of tax effects	—	—	—	—	—	—	1,043	1,043

Total comprehensive income								23,638
Cash dividends declared at $.68 per share	—	—	—	—	—	(9,514)	—	(9,514)
Stock options exercised	—	—	43,533	109	622	—	—	731
Employee stock purchases	—	—	26,838	67	626	—	—	693
Restricted stock awards	—	—	57,641	144	(144)	—	—	—
Common stock repurchased	—	—	(11,445)	(29)	(313)	—	—	(342)
Share-based compensation expense	—	—	—	—	1,777	—	—	1,777
Common stock issued in private placement offering	—	—	1,129,032	2,823	32,017	—	—	34,840

Balance, December 31, 2011	—	—	14,039,422	35,099	233,232	116,198	(2,749)	381,780
Comprehensive income:
Net income	—	—	—	—	—	30,032	—	30,032
Other comprehensive income, net of tax effects	—	—	—	—	—	—	3,125	3,125

Total comprehensive income								33,157
Cash dividends declared at $.69 per share	—	—	—	—	—	(10,244)	—	(10,244)
Stock options exercised	—	—	51,887	129	1,115	—	—	1,244
Employee stock purchases	—	—	22,135	55	665	—	—	720
Restricted stock awards	—	—	42,674	106	(106)	—	—	—
Common stock repurchased	—	—	(23,532)	(58)	(778)	—	—	(836)
Share-based compensation expense	—	—	—	—	1,741	—	—	1,741
Common stock issued for the Peoples acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Common stock issued for the Savannah acquisition	—	—	1,802,137	4,506	64,336	—	—	68,842

Balance, December 31, 2012	—	—	16,937,464	42,344	328,843	135,986	376	507,549
Comprehensive income:
Net income	—	—	—	—	—	49,219	—	49,219
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(10,099)	(10,099)

Total comprehensive income								39,120
Cash dividends on Series A preferred stock at annual dividend rate of 5%	—	—	—	—	—	(1,354)	—	(1,354)
Cash dividends declared at $.74 per share	—	—	—	—	—	(15,274)	—	(15,274)
Stock options exercised	—	—	65,555	163	1,722	—	—	1,885
Employee stock purchases	—	—	16,907	41	740	—	—	781
Restricted stock awards	—	—	83,110	208	(208)	—	—	—
Common stock repurchased	—	—	(17,186)	(42)	(891)	—	—	(933)
Share-based compensation expense	—	—	—	—	3,322	—	—	3,322
Common stock issued for FFH, Inc. acquisition	—	—	7,018,274	17,546	363,827	—	—	381,373
Preferred stock assumed in FFH, Inc. acquisition	65,000	1	—	—	64,999	—	—	65,000

Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$49,219	$30,032	$22,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,495	12,092	10,767
Provision for loan losses	1,886	13,619	30,236
Deferred income taxes	(120)	25,086	(10,201)
Other-than-temporary impairment on securities	—	—	115
Gain on sale of securities available for sale	—	(189)	(323)
Gain on acquisition	—	—	(16,529)
Share-based compensation expense	3,322	1,741	1,777
Amortization on FDIC indemnification asset	29,535	20,773	10,135
Accretion on acquired loans	(99,609)	(52,011)	(16,099)
Loss on sale of assets	4	10	63
Gain on sale of OREO	(13,357)	(8,482)	(2,655)
Net amortization of premium on investment securities	3,917	3,893	1,682
OREO write downs	8,109	13,190	29,010
Originations and purchases of mortgage loans for sale	(846,772)	(908,034)	(548,794)
Proceeds from mortgage loans for sale	901,330	888,564	545,689
Net change in:
Accrued interest receivable	953	5,252	1,941
Prepaid assets	1,738	1,239	3,743
FDIC Loss Share Receivable	52,081	95,707	77,488
Miscellaneous other assets	(3,320)	(894)	1,855
Accrued interest payable	(1,729)	(1,651)	(4,382)
Accrued income taxes	40,317	(12,502)	2,064
Miscellaneous other liabilities	4,522	(8,921)	14,768

Net cash provided by operating activities	149,521	118,514	154,945

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	177,468	29,301	52,282
Proceeds from maturities and calls of investment securities
held to maturity	3,014	1,129	3,370
Proceeds from maturities of investment securities available for sale	142,163	101,582	100,026
Proceeds from sales of other investment securities	17,019	13,251	7,781
Purchases of investment securities available for sale	(286,912)	(130,078)	(146,272)
Purchases of other investment securities	—	—	(1,041)
Net (increase) decrease in customer loans	226,359	49,950	(74,892)
Net cash received from acquisitions	173,503	97,093	136,717
Purchases of premises and equipment	(13,751)	(8,387)	(19,463)
Proceeds from sale of OREO	72,380	75,970	56,809
Proceeds from sale of premises and equipment	64	58	28

Net cash provided by investing activities	511,307	229,869	115,345

Cash flows from financing activities:
Net decrease in deposits	(264,673)	(142,812)	(290,906)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(27,220)	35,152	(12,338)
Repayment of FHLB advances	(255,443)	(22,168)	(59,128)
Common stock issuance	781	720	35,533
Common stock repurchased	(933)	(836)	(342)
Dividends paid on preferred stock	(1,354)	—	—
Dividends paid on common stock	(15,274)	(10,244)	(9,514)
Stock options exercised	1,885	1,244	731

Net cash used in financing activities	(562,231)	(138,944)	(335,964)

Net increase (decrease) in cash and cash equivalents	98,597	209,439	(65,674)
Cash and cash equivalents at beginning of period	380,864	171,425	237,099

Cash and cash equivalents at end of period	$479,461	$380,864	$171,425

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$14,063	$11,303	$22,870
Income taxes	16,358	6,504	12,981
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$3,018,522	$1,321,482	$540,547
Other intangible assets acquired	59,931	15,833	3,813
Liabilities assumed	2,847,637	1,261,563	603,774
Net identifiable assets acquired over (under) liabilities assumed	230,816	75,752	(59,414)
Common stock issued in acquisition	381,423	100,014	—
Preferred stock issued in acquisition	65,000	—	—
Real estate acquired in full or in partial settlement of loans (covered of $20,559, $20,631, and $39,793, respectively; and non-covered of $33,760, $25,958, and $21,342, respectively)	54,319	46,589	61,135

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        First Financial Holdings, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SCBT (the "Bank"), which has additional operating divisions of NCBT, Community Bank & Trust ("CBT"), The Savannah Bank, and First Federal Bank ("First Federal"). The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned broker dealer. The Bank provides general banking services within 19 counties in South Carolina, 4 counties in North Carolina, 10 counties in northeast Georgia and 2 coastal Georgia counties. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America. There are seven unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $98.0 million of trust preferred securities. The seven capital trusts include the following: SCBT Capital Trust I at $12.0 million; SCBT Capital Trust II at $8.0 million; SCBT Capital Trust III at $20.0 million; TSB Statutory Trust I at $3.0 million; SAVB Capital Trust I at $6.0 million; SAVB Capital Trust II at $4.0 million and FFCH Capital Trust I at $45.0 million.

        During the first quarter of 2013, the Bank successfully completed the operational conversion of The Savannah Bank and Bryan Bank & Trust and consolidated the Bryan Bank & Trust Division of the Bank into The Savannah Bank Division. In July of 2013, SCBT Financial Corporation entered into a business combination with First Financial Holdings, Inc. ("FFCH") of Charleston, South Carolina and changed its name to First Financial Holdings, Inc. The system and operational conversion of FFCH is expected to be completed during the third quarter of 2014.

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

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $188.2 million at December 31, 2013. Based on this criteria, the Company had five such credit concentrations for non-acquired and acquired non-credit impaired loans at December 31, 2013, including $270.8 million of loans to lessors of residential buildings, $317.1 million of loans to lessors of nonresidential buildings (except mini-warehouses), $205.8 million of loans to religious organizations, and $263.8 million of loans to offices of physicians, dentists, and other health practitioners.

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2013 and 2012 consisted of U.S. government-sponsored entities and agency mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly

Note 1—Summary of Significant Accounting Policies (Continued)

recognizes the Company's interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2013, these agreements were considered to be cash equivalents with maturities of three months or less.

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

        Other investments include stock acquired for regulatory purposes and investments in unconsolidated subsidiaries. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta ("FHLB") stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, SAVB Capital Trust II, and FFCH Capital Trust. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held-for-sale are sold to investors either under guaranteed delivery or with the best effort intent and ability to sell loans as long as they meet the underwriting standards of the potential investor.

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

        Acquired credit impaired loans are initially recorded at a discount to recognize the difference in the fair value of the loans and the contractual balance. The discount includes a component to recognize the absolute difference between the contractual value and the amount expected to be collected (total cash flow) as well as a component to recognize the net present value of that future amount to be collected. The net present value component is accretable into income, and therefore generates a yield on all acquired credit impaired loans, regardless of past due status. Therefore, acquired credit impaired loans are considered to be accruing loans. Acquired credit impaired loans that are greater than 90 days past due are placed into the greater than 90 days past due and still accruing category when analyzing the aging status of the loan portfolio. See Note 4—Loans and Allowance for Loan Losses for further detail.

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

Other Real Estate Owned

        Other real estate owned ("OREO"), consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current vaulations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, any

Note 1—Summary of Significant Accounting Policies (Continued)

excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

        Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the valuations used to determine the fair value of OREO. Management reviews the value of OREO each quarter and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

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

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable difference). In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected

Note 1—Summary of Significant Accounting Policies (Continued)

at maturity. Commercial loans greater than or equal to $1 million—CBT consists of commercial loans acquired the Community Bank and Trust ("CBT") FDIC-assisted transaction that had outstanding contractual principal balances of $1.0 million or more at the date of acquisition.

        Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality are generally accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans. Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan. With the FFCH merger, there was much larger amount of loans accounted for under FASB ASC Topic 310-20 than prior acquisitions. This was due primarily to the disposition of many problem assets in prior years by FFCH and the improvement in the overall economy during 2012 and 2013.

        Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company's initial estimates are reclassified from nonaccretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

        Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30. For covered loan pools, the reduction of the remaining allowance for acquired loan losses would be offset by the impact to the indemnification asset depending on each covered portfolio's loss share coverage (80%, in the case of Habersham Bank ("Habersham") and BankMeridian, N.A. ("BankMeridian"); 95% in the case of CBT; 80% up to $110.0 million and 95% thereafter, in the case of Cape Fear Bank ("Cape Fear"); or 80% up to $55.0 million, 0% from $55.0 million to $65.0 million, and 60% thereafter, in the case of Plantation Federal Bank ("Plantation")).

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Intangible Assets

        Intangible assets consist of goodwill, core deposit intangibles, client list intangibles, noncompetition agreement ("noncompete") intangibles, and purchased credit card relationships ("PCCRs") intangible that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. PCCR intangibles result when existing credit card receivables are acquired at a premium and represent the right to conduct ongoing credit card business dealings with the cardholders. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

Note 1—Summary of Significant Accounting Policies (Continued)

        The Company evaluated the carrying value of goodwill as of April 30, 2013, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the April 30, 2013 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

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

        PCCRs intangible, included in core deposit and other intangibles, are amortized over the estimated useful lives of the credit card relationship (currently estimated to be 10 years) on an accelerated basis which reasonably approximates the anticipated benefit stream of the relationship. The estimated useful lives are periodically reviewed for reasonableness.

Mortgage Servicing Rights

        The Company has a mortgage loan servicing portfolio with related mortgage servicing rights. Mortgage servicing rights ("MSRs") represent the present value of the future net servicing fees from servicing mortgage loans. Servicing assets and servicing liabilities must be initially measured at fair value, if practicable. For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. The Company uses the fair value measurement option for MSRs.

        The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset's future cash flows utilizing estimated market-based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period in the Consolidated Statement of Income. The Company also uses derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its MSRs.

Note 1—Summary of Significant Accounting Policies (Continued)

Transfer of Financial Assets

        With the FFCH merger in July of 2013, the Company acquired a portfolio of residential mortgages serviced for others and began to sell mortgages directly to Fannie Mae. Prior to this merger, all of the Company's loan sales were to third party investors on the secondary market with servicing rights released. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company reviews all sales of loans by evaluating specific terms in the sales documents and believes that the criteria discussed above to qualify for sales treatment have been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, the Buyer has no recourse with these loans except in the case of fraud. In certain sales, mortgage servicing rights may be retained and in other programs potential loss exposure from the credit enhancement obligation may be retained, both of which are evaluated and appropriately measured at the date of sale.

        The Company packages most of the 30 year fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and sold to third-party investors or sells them as cash forward mandatory commitments to Fannie Mae. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to held for sale with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third-party service provider to determine the net present value of expected future cash flows. Such models incorporate management's best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third-party investors are included in mortgage banking income in the Consolidated Statements of Operations.

Advertising Costs

        The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F-6).

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

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19 for the amount the Company recognized as expense for the years ended December 31, 2013, 2012 and 2011.

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

        The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2013 and 2012, there were no material accruals for uncertain tax positions. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

        During 2013, the Company acquired derivatives contracts through the merger transaction with FFCH. These instruments are a part of the Company's risk management strategy for its mortgage banking activities. These derivative instruments are used to hedge both the value of the mortgage servicing rights and the mortgage pipeline and are not designated as hedges and are not speculative in nature. The derivative instruments that are used to hedge the value of the mortgage servicing rights include financial forwards, futures contracts, and options written and purchased, while when-issued securities and mandatory cash forward trades are typically used to hedge the mortgage pipeline. These instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.

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

Note 1—Summary of Significant Accounting Policies (Continued)

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity. Specifically, the Company has reclassified loan removals related to subsequent loan impairments recorded for acquired loans. These loan removals include charge offs, pay offs, and transfers to other real estate owned. When analyzing acquired loans accounted for under the expected cash flow method, we consider the carrying value of the loan to include the unpaid principal balance, less any remaining discount, and less any recognized allowance for loan loss. The reclassification was necessary to better reflect the allocation of the carrying value between these three categories. There was no impact of this reclassification to carrying value of acquired credit impaired loans, net, and no impact on total assets, capital, net income or cash flow expectations on acquired loans.

Subsequent Events

        The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued (see Note 31—Subsequent Events for further disclosure).

Recent Accounting and Regulatory Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company's financial statements.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The ASU amends Topic 220 to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements.

        In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The ASU amends ASU 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements.

        In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution ("ASU 2012-06"). ASU 2012-06 amends Subtopic 805-20 to require subsequent measurement

Note 1—Summary of Significant Accounting Policies (Continued)

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

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements.

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

First Financial Holdings, Inc. Merger

        On July 26, 2013, the Company acquired all of the outstanding common stock of First Financial Holdings, Inc. ("FFCH"), of Charleston, South Carolina, the bank holding company for First Federal Bank ("First Federal"), in a stock transaction. FFCH common shareholders received 0.4237 shares of the Company's common stock in exchange for each share of FFCH common stock, resulting in the Company issuing 7,018,274 shares of its common stock. Each outstanding share of FFCH Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("FFCH Preferred Stock"), was converted into the right to receive one share of preferred stock of the Company, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the FFCH Preferred Stock. In total, the purchase price for the FFCH acquisition was $447.0 million including $65.0 million in preferred stock and the value of "in the money" outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $530,000.

        The FFCH transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition. The Company expects to record adjustments of the fair values of the following assets over the next three to six months, which will result in adjustments

Note 2—Mergers and Acquisitions (Continued)

to recorded goodwill: Loans, other real estate owned, deferred tax asset, and FDIC receivable for loss share agreements.

        The following table presents the assets acquired and liabilities assumed as of July 26, 2013, as recorded by FFCH on the acquisition date and initial and subsequent fair value adjustments.

(Dollars in thousands)	As Recorded by FFCH	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$174,082	$—		$—		$174,082
Investment securities	313,200	(1,388)	(a)	—		311,812
Loans held for sale	19,858	6	(b)	—		19,864
Loans	2,355,527	(92,720)	(b)	1,320	(b)	2,264,127
Premises and equipment	82,399	(5,435)	(c)	—		76,964
Intangible assets	7,037	33,738	(d)	—		40,775
Mortgage servicing rights	19,156	—		—		19,156
Other real estate owned	13,271	(2,065)	(e)	416	(e)	11,622
FDIC receivable for loss sharing agreement	47,459	(18,122)	(f)(k)	54	(f)	29,391
Bank owned life insurance	51,513	—		—		51,513
Deferred tax asset	(5,279)	42,741	(g)	(979)	(g)	36,483
Other assets	47,257	(6,125)	(h)	1,532	(l)	42,664

Total assets	$3,125,480	$(49,370)		$2,343		$3,078,453

Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	—		2,091,296

Total deposits	2,514,012	7,801		—		2,521,813
Federal funds purchased and securities sold under agreements to repurchase	—	—		—		—
Other borrowings	280,187	21,526	(j)	—		301,713
Other liabilities	25,584	(2,059)	(k)	586	(k)	24,111

Total liabilities	2,819,783	27,268		586		2,847,637

Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		1,757		230,816
Goodwill	—	217,894		(1,757)		216,137

Net assets acquired over liabilities assumed	$305,697	$141,256		$—		$446,953

Consideration:
Common shares issued	7,018,274
Purchase price per share of the Company's common stock	$54.34

Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000

Fair value of total consideration transferred	$446,953

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by FFCH.

Note 2—Mergers and Acquisitions (Continued)

(c)—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for credit cards and customer lists.

(e)—Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

(f)—Adjustment reflects the fair value adjustments to the FDIC receivable for loss sharing agreements based on the Company's evaluation of the losses on the acquired assets covered under loss share agreements with the FDIC net of any clawback.

(g)—Adjustment to record deferred tax asset related to fair value adjustments.

(h)—Adjustment reflects uncollectible portion of accrued interest receivable and loan fees receivable.

(i)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(j)—Adjustment reflects the fair value adjustment which was equal to the prepayment fee paid to fully pay off the FHLB advances on July 26, 2013. This fair value adjustment and the fair value adjustment of the junior subordinated debt were determined based upon interest rates.

(k)—Adjustment reflects the reclassification of the clawback to net against the FDIC receivable, the incremental accrual for employee related benefits, lease liabilities, and adjustment of other miscellaneous accruals.

(l)—Adjustment reflects the adjustment for miscellaneous receivables.

        The operating results of the Company for the year ended December 31, 2013, include the operating results of the acquired assets and assumed liabilities for the 158 days subsequent to the acquisition date of July 26, 2013. Merger-related charges of $19.7 million are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker cost, termination of certain employment related contracts, travel costs, printing, supplies and other costs.

        The following table discloses the impact of the merger with FFCH (excluding the impact of merger-related expenses) since the acquisition on July 26, 2013 through December 31, 2013. The table also presents certain pro forma information as if FFCH had been acquired on January, 1 2012. These results combine the historical results of FFCH in the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013 or January 1, 2012.

        Merger-related costs of $22.8 million from the Savannah and FFCH acquisitions are included in the Company's consolidated statements of income for the year ended December 31, 2013, and are not included in the pro forma information below. In particular, no adjustments have been made to the pro forma information to eliminate the provision for loan losses for the years ended December 31, 2013 and 2012 of FFCH in the amount of $6.4 million and $20.1 million, respectively. No adjustments have been made to reduce the impact of any OREO write downs recognized by FFCH in either the years ended December 31, 2013 or 2012. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded during 2014. The Company expects to achieve further

Note 2—Mergers and Acquisitions (Continued)

operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	Actual since Acquisition (July 26, 2013 through December 31, 2013)	Pro Forma Year Ended December 31, 2013	Pro Forma Year Ended December 31, 2012
Total revenues (net interest income plus noninterest income)	$75,206	$438,625	$480,672
Net income available to the common shareholder	$17,619	$80,624	$54,529

The Savannah Bancorp, Inc. Acquisition

        On December 13, 2012, the Company acquired all of the outstanding common stock of The Savannah Bancorp, Inc. ("Savannah"), a bank holding company based in Savannah, Georgia, in a stock transaction. Savannah common shareholders received 0.2503 shares of the Company's common stock in exchange for each share of Savannah common stock, resulting in the Company issuing 1,802,137 shares of common stock. In total, the purchase price for the Savannah acquisition was $68.9 million including the value of "in the money" outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $63,000.

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

(Dollars in thousands)	As Recorded by Savannah	Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$86,244	$—		$—		$86,244
Investment securities	75,460	(1,288)	(a)	31	(a)	74,203
Loans	660,555	(59,196)	(b)	—		601,359
Premises and equipment	12,555	(1,843)	(c)	(260)	(c)	10,452
Intangible assets	3,357	9,546	(d)	15	(d)	12,918
Other real estate owned and repossessed assets	13,934	(5,315)	(e)	(1,513)	(e)	7,106
Bank owned life insurance	6,705	—		—		6,705
Deferred tax asset	(790)	39,143	(f)	(202)	(f)	38,151
Other assets	8,497	(2,348)	(g)	(893)	(k)	5,256

Total assets	$866,517	$(21,301)		$(2,822)		$842,394

Liabilities
Deposits:
Noninterest-bearing	$129,902	$—		$—		$129,902
Interest-bearing	619,198	2,530	(h)	—		621,728

Total deposits	749,100	2,530		—		751,630
Federal funds purchased and securities sold under agreements to repurchase	13,491	—		—		13,491
Other borrowings	30,613	(232)	(i)	—		30,381
Other liabilities	8,026	6,657	(j)	(311)	(j)	14,372

Total liabilities	801,230	8,955		(311)		809,874

Net identifiable assets acquired over (under) liabilities assumed	65,287	(30,256)		(2,511)		32,520
Goodwill	—	33,886		2,511		36,397

Net assets acquired over liabilities assumed	$65,287	$3,630		$—		$68,917

Consideration:
Common shares issued	1,802,137
Purchase price per share of the Company's common stock	$38.20

Company common stock issued and cash exchanged for fractional shares	68,854
Cash paid for stock options outstanding	63

Fair value of total consideration transferred	$68,917

Explanation of fair value adjustments

(a)—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Savannah.

(c)—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for non-compete agreements and customer lists.

(e)—Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

Note 2—Mergers and Acquisitions (Continued)

(f)—Adjustment to record deferred tax asset related to purchase accounting adjustments.

(g)—Adjustment reflects uncollectible portion of accrued interest receivable.

(h)—Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)—Adjustment reflects the prepayment fee paid when FHLB advances were completely paid off in December of 2012 and the fair value adjustment based on the Company's evaluation of the junior subordinated debt.

(j)—Adjustment reflects the incremental accrual for employee related benefits, asset sale termination fee and other liabilities.

(k)—Adjustment reflects the adjustment for miscellaneous receivables.

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

(Dollars in thousands)	As Recorded by Peoples	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$24,459	$—		$—		$24,459
Investment securities	176,334	(442)	(a)	—		175,892
Loans	262,858	(28,613)	(b)	—		234,245
Premises and equipment	10,094	3,240	(c)	(38)	(c)	13,296
Intangible assets	—	2,930	(d)	—		2,930
Other real estate owned and repossessed assets	13,257	(5,341)	(e)	188	(e)	8,104
Deferred tax asset	4,702	11,669	(f)	197	(f)	16,568
Other assets	17,588	(883)	(g)	—		16,705

Total assets	$509,292	$(17,440)		$347		$492,199

Liabilities
Deposits:
Noninterest-bearing	$54,884	$—		$—		$54,884
Interest-bearing	378,781	1,405	(h)	—		380,186

Total deposits	433,665	1,405		—		435,070
Other borrowings	9,542	—		—		9,542
Other liabilities	4,291	2,054	(i)	700	(i)	7,045

Total liabilities	447,498	3,459		700		451,657

Net identifiable assets acquired over (under) liabilities assumed	61,794	(20,899)		(353)		40,542
Goodwill	—	3,654		353		4,007

Net assets acquired over (under) liabilities assumed	$61,794	$(17,245)		$—		$44,549

Consideration:
Common shares issued	1,002,741
Purchase price per share of the Company's common stock	$31.06

Company common stock issued and cash exchanged for fractional shares	31,160
Cash paid for stock options outstanding	96
Cash paid for TARP preferred stock	13,293

Fair value of total consideration transferred	$44,549

Explanation of fair value adjustments

(a)—Adjustment reflects marking the available-for-sale portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Peoples Bancorporation, Inc.

(c)—Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and other intangibles for non-compete agreements.

(e)—Adjustment reflects the fair value adjustments to OREO based on the Company's evaluation of the acquired OREO portfolio.

(f)—Adjustment to record deferred tax asset related to purchase accounting adjustments.

Note 2—Mergers and Acquisitions (Continued)

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

Note 2—Mergers and Acquisitions (Continued)

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

        Included in the FDIC indemnification asset is an expected "true up" with the FDIC related to the BankMeridian acquisition. This amount is determined each reporting period and at December 31, 2013, was estimated to be approximately $3.7 million at the end of the loss share agreement (in ten years). The actual payment will be determined at the end of the loss sharing agreement term and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.

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

Note 2—Mergers and Acquisitions (Continued)

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

Note 3—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
State and municipal obligations	$12,426	$480	$(15)	$12,891

December 31, 2012:
State and municipal obligations	$15,440	$1,113	$—	$16,553

Note 3—Investment Securities (Continued)

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Government-sponsored entities debt*	$149,708	$185	$(6,899)	$142,994
State and municipal obligations	142,934	1,798	(4,081)	140,651
Residential government-sponsored entities mortgage-backed securities	500,000	4,394	(4,915)	499,479
Corporate stocks	3,161	638	(132)	3,667

	$795,803	$7,015	$(16,027)	$786,791

December 31, 2012:
Government-sponsored entities debt*	$87,584	$965	$(31)	$88,518
State and municipal obligations	147,201	5,647	(49)	152,799
Residential government-sponsored entities mortgage-backed securities	285,800	7,489	(102)	293,187
Corporate stocks	241	139	(1)	379

	$520,826	$14,240	$(183)	$534,883

*—Government-sponsored entities debt held by the Company consists of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, Federal Home Loan Bank ("FHLB"), Federal Farm Credit Banks ("FFCB"), and Small Business Administration ("SBA").

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Federal Home Loan Bank stock	$10,352	$—	$—	$10,352
Investment in unconsolidated subsidiaries	3,034	—	—	3,034

	$13,386	$—	$—	$13,386

December 31, 2012:
Federal Home Loan Bank stock	$8,126	$—	$—	$8,126
Investment in unconsolidated subsidiaries	1,642	—	—	1,642

	$9,768	$—	$—	$9,768

        The Company has determined that the investment in Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2013 and ultimate recoverability of the par value of these investments is probable. With the Savannah and FFCH business combinations in December of 2012 and July of 2013, respectively, the Company added investments in unconsolidated subsidiaries related to SAVB Capital Trust I and II of $310,000 and FFCH Capital Trust of $1.4 million.

Note 3—Investment Securities (Continued)

        The amortized cost and fair value of debt and equity securities at December 31, 2013 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as "Due after ten years".

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,480	$1,510	$4,596	$4,656
Due after one year through five years	345	358	31,828	32,081
Due after five years through ten years	9,931	10,320	242,604	239,287
Due after ten years	670	703	516,775	510,767

	$12,426	$12,891	$795,803	$786,791

        There were no sales or transfers of held-to-maturity securities during 2013, 2012 or 2011. The following table summarizes information with respect to sales of available-for-sale securities:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Sale proceeds	$177,468	$29,301	$52,282

Gross realized gains	$—	$193	$517
Gross realized losses	—	(4)	(194)

Net realized gain (loss)	$—	$189	$323

        The sales of available-for-sale securities during 2013 were of securities acquired in the FFCH transaction. These securities were sold during the third and fourth quarter of 2013 shortly after the FFCH transaction and were marked based on the selling price of the security; and therefore, no gain or loss was realized on the income statement.

        The Company had 257 securities with gross unrealized losses at December 31, 2013. Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012, aggregated by

Note 3—Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2013:
Securities Held to Maturity
State and municipal obligations	$15	$486	$—	$—

	$15	$486	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$6,899	$112,085
State and municipal obligations	3,901	87,060	180	3,900
Mortgage-backed securities	4,874	263,383	41	2,125
Corporate stocks	132	2,099	—	—

	$15,806	$464,627	$221	$6,025

December 31, 2012:
Securities Available for Sale
Government-sponsored entities debt	$31	$4,963	$—	$—
State and municipal obligations	49	9,602	—	—
Mortgage-backed securities	102	13,709	—	—
Corporate stocks	1	9	—	—

	$183	$28,283	$—	$—

        The unrealized losses in 2013 relate principally to state and municipal obligations, government sponsored entities ("GSE") debentures and mortgage-backed securities due to the increasing interest rates. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

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

Note 3—Investment Securities (Continued)

Company's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.

        At December 31, 2013 and 2012, investment securities with a carrying value of $261.7 million and $203.9 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2013 and 2012, the carrying amount of the securities pledged to collateralize repurchase agreements was $163.2 million and $109.5 million, respectively.

Note 4—Loans and Allowance for Loan Losses

        The following is a summary of non-acquired loans:

	December 31,
(Dollars in thousands)	2013	2012
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$299,951	$273,420
Commercial non-owner occupied	291,171	290,071

Total commercial non-owner occupied real estate	591,122	563,491
Consumer real estate:
Consumer owner occupied	548,170	434,503
Home equity loans	257,139	255,284

Total consumer real estate	805,309	689,787
Commercial owner occupied real estate	833,513	784,152
Commercial and industrial	321,824	279,763
Other income producing property	143,204	133,713
Consumer	136,410	86,934
Other loans	33,834	33,163

Total non-acquired loans	2,865,216	2,571,003
Less allowance for loan losses	(34,331)	(44,378)

Non-acquired loans, net	$2,830,885	$2,526,625

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	December 31,
(Dollars in thousands)	2013	2012
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$58,396	$839
Commercial non-owner occupied	58,598	2,877

Total commercial non-owner occupied real estate	116,994	3,716
Consumer real estate:
Consumer owner occupied	742,597	—
Home equity loans	264,150	36,139

Total consumer real estate	1,006,747	36,139
Commercial owner occupied real estate	73,714	12,141
Commercial and industrial	58,773	17,531
Other income producing property	74,566	3,688
Consumer	267,257	—

Total acquired non-credit impaired loans	$1,598,051	$73,215

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

        The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2013	2012
Acquired credit impaired loans:
Commercial loans greater than or equal to $1 million-CBT	$24,109	$39,661
Commercial real estate	439,785	372,924
Commercial real estate—construction and development	114,126	130,451
Residential real estate	476,689	354,718
Consumer	103,998	15,685
Commercial and industrial	68,862	72,718
Single pay	129	456

Total acquired credit impaired loans	1,227,698	986,613
Less allowance for loan losses	(11,618)	(17,218)

Acquired credit impaired loans, net	$1,216,080	$969,395

Note 4—Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired credit impaired loans at the acquisition date for FFCH (July 26, 2013) are as follows:

	July 26, 2013
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$650,331	$222,820	$873,151
Non-accretable difference	(125,701)	(24,719)	(150,420)

Cash flows expected to be collected	524,630	198,101	722,731
Accretable difference	(102,260)	(28,520)	(130,780)

Carrying value	$422,370	$169,581	$591,951

        The table above excludes $1.67 billion ($1.71 billion in contractual principal less a $40.6 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and are accounted for under FASB ASC Topic 310-20.

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired credit impaired loans at the acquisition date for Savannah (December 13, 2012) are as follows:

	December 13, 2012
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$155,582	$483,293	$638,875
Non-accretable difference	(37,492)	(9,460)	(46,952)

Cash flows expected to be collected	118,090	473,833	591,923
Accretable difference	(8,615)	(51,466)	(60,081)

Carrying value	$109,475	$422,367	$531,842

        The table above excludes $69.5 million ($74.9 million in contractual principal less a $5.4 million fair value adjustment) in acquired loans at fair value that were identified as revolving lines of credit (commercial or consumer) as of the acquisition date and are accounted for under FASB ASC Topic 310-20.

Note 4—Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired credit impaired loans at the acquisition date for Peoples (April 24, 2012) are as follows:

	April 24, 2012
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$56,940	$250,023	$306,963
Non-accretable difference	(21,237)	(16,560)	(37,797)

Cash flows expected to be collected	35,703	233,463	269,166
Accretable difference	(4,968)	(29,953)	(34,921)

Carrying value	$30,735	$203,510	$234,245

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of December 31, 2013, and 2012 are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Contractual principal and interest	$1,700,129	$1,288,133
Non-accretable difference	(222,091)	(140,671)

Cash flows expected to be collected	1,478,038	1,147,462
Accretable difference	(250,340)	(160,849)

Carrying value	$1,227,698	$986,613

Allowance for acquired loan losses	$(11,618)	$(17,218)

        Income on acquired credit impaired loans that are not impaired at the acquisition date is recognized in the same manner as loans impaired at the acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable difference that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

        The following are changes in the carrying value of acquired credit impaired loans:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$969,395	$370,581
Fair value of acquired loans	591,951	766,087
Net reductions for payments, foreclosures, and accretion	(344,348)	(166,761)
Change in the allowance for loan losses on acquired loans	(918)	(512)

Balance at end of period, net of allowance for loan losses on acquired loans	$1,216,080	$969,395

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following are changes in the carrying amount of accretable difference for acquired credit impaired loans for the year ended December 31, 2013 and 2012:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$160,849	$94,600
Addition from the First Financial acquisition	130,780	—
Addition from the Peoples acquisition	—	34,921
Addition from the Savannah acquisition	—	60,081
Interest income	(104,705)	(52,628)
Reclass of nonaccretable difference due to improvement in expected cash flows	71,136	35,739
Other changes, net	(7,720)	(11,864)

Balance at end of period	$250,340	$160,849

        On December 13, 2006, the FDIC, Federal Reserve, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

Note 4—Loans and Allowance for Loan Losses (Continued)

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

        With the FFCH acquisition, the Company segregated the loan portfolio into performing loans ("non-credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

        In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable difference and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $25,000 and the probability of default that is determined based upon historical data at the loan level. The Company changed the threshold of loans reviewed from $500,000 during the second quarter to more accurately derive the expected loss in pools where there are few, if any, loans greater than $500,000. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company's allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 2—Mergers and Acquisitions.)

Note 4—Loans and Allowance for Loan Losses (Continued)

        An aggregated analysis of the changes in allowance for loan losses is as follows:

(Dollars in thousands)	Non-acquired Loans	Acquired Credit Impaired Loans	Total
Year ended December 31, 2013:
Balance at beginning of period	$44,378	$17,218	$61,596
Loans charged-off	(15,289)	—	(15,289)
Recoveries of loans previously charged off	4,224	—	4,224

Net charge-offs	(11,065)	—	(11,065)
Provision for loan losses	1,018	(918)	100
Benefit attributable to FDIC loss share agreements	—	1,786	1,786

Total provision for loan losses charged to operations	1,018	868	1,886
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,786)	(1,786)
Reduction due to loan removals	—	(4,682)	(4,682)

Balance at end of period	$34,331	$11,618	$45,949

Year ended December 31, 2012:
Balance at beginning of period	$49,367	$23,607	$72,974
Loans charged-off	(21,930)	—	(21,930)
Recoveries of loans previously charged off	3,756	—	3,756

Net charge-offs	(18,174)	—	(18,174)
Provision for loan losses	13,185	512	13,697
Benefit attributable to FDIC loss share agreements	—	(78)	(78)

Total provision for loan losses charged to operations	13,185	434	13,619
Provision for loan losses recorded through the FDIC loss share receivable	—	78	78
Reduction due to loan removals	—	(6,901)	(6,901)

Balance at end of period	$44,378	$17,218	$61,596

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
Year ended December 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(4,656)	(660)	(2,695)	(1,462)	(1,219)	(1,329)	(816)	(2,452)	—	(15,289)
Recoveries	1,395	353	41	633	228	514	224	836	—	4,224
Provision	(786)	(937)	1,678	330	147	(532)	(646)	1,772	(8)	1,018

Balance, December 31, 2013	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331

Loans individually evaluated for impairment	$704	$—	$10	$271	$—	$—	$646	$—	$—	$1,631

Loans collectively evaluated for impairment	$6,085	$3,677	$7,757	$5,798	$2,782	$3,592	$1,863	$937	$209	$32,700

Loans:
Loans individually evaluated for impairment	$5,739	$2,681	$11,560	$3,013	$—	$405	$2,649	$—	$—	$26,047
Loans collectively evaluated for impairment	294,212	288,490	821,953	545,157	257,139	321,419	140,555	136,410	33,834	2,839,169

Total non-acquired loans	$299,951	$291,171	$833,513	$548,170	$257,139	$321,824	$143,204	$136,410	$33,834	$2,865,216

Year ended December 31, 2012:
Allowance for loan losses:
Balance, December 31, 2011	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(8,454)	(2,348)	(2,781)	(1,850)	(1,394)	(2,033)	(924)	(2,146)	—	(21,930)
Recoveries	1,428	282	5	124	600	228	361	728	—	3,756
Provision	5,489	878	1,163	841	151	2,843	674	1,054	92	13,185

Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378

Loans individually evaluated for impairment	$1,573	$411	$648	$213	$—	$1,030	$1,004	$—	$—	$4,879

Loans collectively evaluated for impairment	$9,263	$4,510	$8,095	$6,355	$3,626	$3,909	$2,743	$781	$217	$39,499

Loans:
Loans individually evaluated for impairment	$13,549	$5,344	$20,212	$1,954	$—	$1,783	$4,393	$—	$—	$47,235
Loans collectively evaluated for impairment	259,871	284,727	763,940	432,549	255,284	277,980	129,320	86,934	33,163	2,523,768

Total non-acquired loans	$273,420	$290,071	$784,152	$434,503	$255,284	$279,763	$133,713	$86,934	$33,163	$2,571,003

        As of December 31, 2013 and 2012, the Company has not recorded any allowance for loan losses for loans acquired and accounted for under FASB ASC Topic 310-20.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

(Dollars in thousands)	Commercial Loans Greater Than or Equal to $1 Million-CBT	Commercial Real Estate	Commercial Real Estate- Construction and Development	Residential Real Estate	Consumer	Commercial and Industrial	Single Pay	Total
Year ended December 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,109)	299	2,347	1,057	442	(1,786)	(168)	(918)
Benefit attributable to FDIC loss share agreements	2,934	(456)	(1,645)	(520)	(412)	1,719	166	1,786

Total provision for loan losses charged to operations	(175)	(157)	702	537	30	(67)	(2)	868
Provision for loan losses recorded through the FDIC loss share receivable	(2,934)	456	1,645	520	412	(1,719)	(166)	(1,786)
Reduction due to loan removals	(1,925)	—	(1,731)	(132)	—	(872)	(22)	(4,682)

Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	24,109	439,785	114,126	476,689	103,998	68,862	129	1,227,698

Total acquired credit impaired loans	$24,109	$439,785	$114,126	$476,689	$103,998	$68,862	$129	$1,227,698

Year ended December 31, 2012:
Allowance for loan losses:
Balance, December 31, 2011	$12,417	$1,318	$—	$5,332	$—	$4,564	$(24)	$23,607
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,298)	199	1,628	(855)	96	(259)	1,001	512
Benefit attributable to FDIC loss share agreements	1,233	(30)	(1,319)	813	(88)	264	(951)	(78)

Total provision for loan losses charged to operations	(65)	169	309	(42)	8	5	50	434
Provision for loan losses recorded through the FDIC loss share receivable	(1,233)	30	1,319	(813)	88	(264)	951	78
Reduction due to loan removals	(5,782)	—	—	(270)	—	(166)	(683)	(6,901)

Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	39,661	372,924	130,451	354,718	15,685	72,718	456	986,613

Total acquired credit impaired loans	$39,661	$372,924	$130,451	$354,718	$15,685	$72,718	$456	$986,613

*—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

        The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$263,698	$215,793	$259,120	$232,714	$785,406	$716,578
Special mention	20,814	31,670	24,779	38,473	26,148	31,800
Substandard	15,439	25,957	7,272	18,884	21,959	35,774
Doubtful	—	—	—	—	—	—

	$299,951	$273,420	$291,171	$290,071	$833,513	$784,152

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$309,360	$265,148	$124,519	$114,809	$1,742,103	$1,545,042
Special mention	10,376	8,626	9,903	9,324	92,020	119,893
Substandard	2,088	5,989	8,753	9,580	55,511	96,184
Doubtful	—	—	29	—	29	—

	$321,824	$279,763	$143,204	$133,713	$1,889,663	$1,761,119

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$500,999	$388,822	$243,615	$241,184	$135,476	$85,517
Special mention	25,317	24,515	8,437	7,837	646	897
Substandard	21,854	21,166	5,064	6,239	288	519
Doubtful	—	—	23	24	—	1

	$548,170	$434,503	$257,139	$255,284	$136,410	$86,934

	Other		Consumer Total
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$33,834	$33,163	$913,924	$748,686
Special mention	—	—	34,400	33,249
Substandard	—	—	27,206	27,924
Doubtful	—	—	23	25

	$33,834	$33,163	$975,553	$809,884

        The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
(Dollars in thousands)	December 31, 2013	December 31, 2012
Pass	$2,656,027	$2,293,728
Special mention	126,420	153,142
Substandard	82,717	124,108
Doubtful	52	25

	$2,865,216	$2,571,003

        At December 31, 2013, the aggregate amount of non-acquired substandard and doubtful loans totaled $82.8 million. When these loans are combined with non-acquired OREO of $13.5 million, our non-acquired classified assets (as defined by the state of South Carolina and the FDIC, our primary regulators) were $96.3 million. At December 31, 2012, the amounts were $124.1 million, $19.1 million, and $143.2 million, respectively.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$57,389	$796	$56,539	$2,877	$71,984	$11,977
Special mention	109	—	1,565	—	318	164
Substandard	898	43	494	—	1,412	—
Doubtful	—	—	—	—	—	—

	$58,396	$839	$58,598	$2,877	$73,714	$12,141

	Commercial & Industrial		Other Income Producing Property
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$56,777	$17,515	$70,812	$3,352
Special mention	924	—	2,177	244
Substandard	1,072	16	1,577	92
Doubtful	—	—	—	—

	$58,773	$17,531	$74,566	$3,688

        The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$739,894	$—	$246,274	$34,656	$266,645	$—
Special mention	417	—	6,733	167	127	—
Substandard	2,286	—	11,143	1,316	485	—
Doubtful	—	—	—	—	—	—

	$742,597	$—	$264,150	$36,139	$267,257	$—

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F-43):

	Commercial Loans Greater Than or Equal to $1 million-CBT		Commercial Real Estate		Commercial Real Estate— Construction and Development
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$12,047	$13,384	$244,293	$297,408	$38,748	$87,142
Special mention	2,513	3,098	46,159	22,279	13,762	7,742
Substandard	9,549	23,179	149,333	53,072	61,616	34,754
Doubtful	—	—	—	165	—	813

	$24,109	$39,661	$439,785	$372,924	$114,126	$130,451

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$198,738	$254,837	$8,804	$12,927	$38,450	$54,013
Special mention	91,468	38,211	38,322	783	3,968	5,282
Substandard	186,405	61,644	56,872	1,974	26,444	13,393
Doubtful	78	26	—	1	—	30

	$476,689	$354,718	$103,998	$15,685	$68,862	$72,718

	Single Pay
	December 31, 2013	December 31, 2012
Pass	$52	$58
Special mention	—	52
Substandard	77	346
Doubtful	—	—

	$129	$456

        The risk grading of acquired credit impaired loans is determined utilizing a loan's contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on covered acquired loans, the Company's risk of loss is mitigated by the FDIC loss share arrangement.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2013
Commercial real estate:
Construction and land development	$557	$476	$2,707	$3,740	$296,211	$299,951
Commercial non-owner occupied	1,780	1	2,684	4,465	286,706	291,171
Commercial owner occupied	457	650	3,601	4,708	828,805	833,513
Consumer real estate:
Consumer owner occupied	1,526	1,107	2,621	5,254	542,916	548,170
Home equity loans	780	214	422	1,416	255,723	257,139
Commercial and industrial	390	105	370	865	320,959	321,824
Other income producing property	950	19	2,634	3,603	139,601	143,204
Consumer	337	142	28	507	135,903	136,410
Other loans	33	36	30	99	33,735	33,834

	$6,810	$2,750	$15,097	$24,657	$2,840,559	$2,865,216

December 31, 2012
Commercial real estate:
Construction and land development	$812	$701	$10,435	$11,948	$261,472	$273,420
Commercial non-owner occupied	1,013	572	3,605	5,190	284,881	290,071
Commercial owner occupied	1,141	40	9,827	11,008	773,144	784,152
Consumer real estate:
Consumer owner occupied	1,433	241	4,045	5,719	428,784	434,503
Home equity loans	735	170	395	1,300	253,984	255,284
Commercial and industrial	1,187	513	549	2,249	277,514	279,763
Other income producing property	322	278	3,253	3,853	129,860	133,713
Consumer	364	151	112	627	86,307	86,934
Other loans	49	41	36	126	33,037	33,163

	$7,056	$2,707	$32,257	$42,020	$2,528,983	$2,571,003

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2013
Commercial real estate:
Construction and land development	$371	$—	$464	$835	$57,561	$58,396
Commercial non-owner occupied	105	—	17	122	58,476	58,598
Commercial owner occupied	—	71	272	343	73,371	73,714
Consumer real estate:
Consumer owner occupied	3,368	393	1,196	4,957	737,640	742,597
Home equity loans	857	67	625	1,549	262,601	264,150
Commercial and industrial	827	894	282	2,003	56,770	58,773
Other income producing property	431	—	—	431	74,135	74,566
Consumer	291	213	154	658	266,599	267,257

	$6,250	$1,638	$3,010	$10,898	$1,587,153	$1,598,051

December 31, 2012
Commercial real estate:
Construction and land development	$—	$—	$43	$43	$796	$839
Commercial non-owner occupied	—	—	—	—	2,877	2,877
Commercial owner occupied	—	—	—	—	12,141	12,141
Consumer real estate:
Consumer owner occupied	—	—	—	—	—	—
Home equity loans	242	111	105	458	35,681	36,139
Commercial and industrial	11	—	—	11	17,520	17,531
Other income producing property	135	—	—	135	3,553	3,688
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

	$388	$111	$148	$647	$72,568	$73,215

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$7,217	$7,217	$16,892	$24,109
Commercial real estate	4,493	3,728	24,362	32,583	407,202	439,785
Commercial real estate—construction and development	4,847	9,166	17,567	31,580	82,546	114,126
Residential real estate	13,794	3,792	27,061	44,647	432,042	476,689
Consumer	2,390	552	2,050	4,992	99,006	103,998
Commercial and industrial	3,875	634	3,829	8,338	60,524	68,862
Single pay	—	—	46	46	83	129

	$29,399	$17,872	$82,132	$129,403	$1,098,295	$1,227,698

December 31, 2012
Commercial loans greater than or equal to $1 million-CBT	$923	$993	$15,810	$17,726	$21,935	$39,661
Commercial real estate	5,866	2,306	17,488	25,660	347,264	372,924
Commercial real estate—construction and development	2,976	1,573	18,718	23,267	107,184	130,451
Residential real estate	7,610	4,828	18,151	30,589	324,129	354,718
Consumer	181	76	736	993	14,692	15,685
Commercial and industrial	1,255	285	5,069	6,609	66,109	72,718
Single pay	1	201	62	264	192	456

	$18,812	$10,262	$76,034	$105,108	$881,505	$986,613

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Gross Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2013
Commercial real estate:
Construction and land development	$7,341	$3,555	$2,184	$5,739	$704
Commercial non-owner occupied	3,592	2,681	—	2,681	—
Commercial owner occupied	14,017	10,441	1,119	11,560	10
Consumer real estate:
Consumer owner occupied	3,063	—	3,013	3,013	271
Home equity loans	—	—	—	—	—
Commercial and industrial	477	405	—	405	—
Other income producing property	2,794	554	2,095	2,649	646
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

Total impaired loans	$31,284	$17,636	$8,411	$26,047	$1,631

December 31, 2012
Commercial real estate:
Construction and land development	$21,350	$8,659	$4,890	$13,549	$1,573
Commercial non-owner occupied	7,564	3,148	2,196	5,344	411
Commercial owner occupied	23,566	15,698	4,514	20,212	648
Consumer real estate:
Consumer owner occupied	2,040	—	1,954	1,954	213
Home equity loans	—	—	—	—	—
Commercial and industrial	2,595	464	1,319	1,783	1,030
Other income producing property	4,656	1,382	3,011	4,393	1,004
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

Total impaired loans	$61,771	$29,351	$17,884	$47,235	$4,879

        Acquired credit impaired loans are accounted for in pools as shown on page F-36 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Years Ended December 31,
	2013		2012
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Commercial real estate:
Construction and land development	$10,589	$98	$18,048	$114
Commercial non-owner occupied	4,030	—	7,503	85
Commercial owner occupied	15,170	106	17,460	347
Consumer real estate:
Consumer owner occupied	845	154	2,223	65
Home equity loans	—	—	—	—
Commercial and industrial	1,234	—	921	23
Other income producing property	3,463	35	3,171	117
Consumer	—	—	—	—
Other loans	—	—	—	—

Total Impaired Loans	$35,331	$393	$49,326	$751

        The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2013	2012
Commercial non-owner occupied real estate:
Construction and land development	$5,819	$11,961
Commercial non-owner occupied	2,912	4,780

Total commercial non-owner occupied real estate	8,731	16,741
Consumer real estate:
Consumer owner occupied	8,382	8,025
Home equity loans	1,128	1,835

Total consumer real estate	9,510	9,860
Commercial owner occupied real estate	7,753	14,146
Commercial and industrial	586	2,152
Other income producing property	4,704	5,405
Consumer	49	83
Other loans	—	—
Restructured loans	10,690	13,151

Total loans on nonaccrual status	$42,023	$61,538

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

        The following table presents non-acquired and acquired non-credit impaired loans designated as TDRs segregated by class and type of concession that were restructured during the year ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	1	$120	$120	1	$165	$156	15	$3,595	$3,194
Commercial non-owner occupied	1	246	233	—	—	—	—	—	—
Commercial owner occupied	1	750	747	4	5,355	5,215	2	1,334	1,286
Consumer owner occupied	1	124	116	—	—	—	2	759	737
Commercial and industrial	—	—	—	1	474	464	—	—	—
Other income producting property	—	—	—	—	—	—	2	409	404

Total interest rate modifications	4	$1,240	$1,216	6	$5,994	$5,835	21	$6,097	$5,621

Term modification
Construction and land development	—	—	—	2	835	824	2	2,938	2,929
Commercial non-owner occupied	—	—	—	1	700	700	—	—	—
Commercial owner occupied	—	—	—	—	—	—	2	928	864
Consumer owner occupied	1	2,442	2,442	—	—	—	1	605	591

Total term modifications	1	$2,442	$2,442	3	$1,535	$1,524	5	$4,471	$4,384

	5	$3,682	$3,658	9	$7,529	$7,359	26	$10,568	$10,005

        At December 31, 2013 and December 31, 2012, the balance of accruing TDRs was $5.3 million, $6.3 million, respectively.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of December 31, 2013 by type of concession:

	Paying Under Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest rate modification	4	$1,216	—	$—	—	$—
Term modification	1	2,442	—	—	—	—

	5	$3,658	—	$—	—	$—

        The amount of specific reserve associated with non-acquired restructured loans was $781,000 at December 31, 2013, none of which was related to the restructured loans that had subsequently defaulted. The Company had $14,000 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2013.

Note 5—FDIC Indemnification Asset

        The following table provides changes in the FDIC indemnification asset:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$146,171	$262,651
FDIC indemnification asset recorded for First Federal's loss share agreements	29,391	—
Increase (decrease) in expected losses on loans	(3,452)	78
Additional losses (gains) on OREO	(2,252)	7,467
Reimbursable expenses	5,542	9,262
Amortization of discounts and premiums, net	(29,535)	(20,773)
Reimbursements from FDIC	(51,918)	(112,514)

Balance at end of period	$93,947	$146,171

        The FDIC indemnification asset is measured separately from the related covered assets. At December 31, 2013, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $34.5 million less than the current carrying value. This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset's remaining life or remaining term of the loss share agreements. Subsequent to year-end, the Company received $13.1 million from loss share claims filed, including reimbursable expenses.

        Included in the FDIC indemnification asset is an expected "true up" with the FDIC related to both the BankMeridian and Plantation acquisitions. This amount is determined each reporting period and at December 31, 2013, was estimated to be approximately $3.8 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.4 million related to the Plantation acquisition at the end of the loss share agreement (April 2017). The actual payment will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share. There was no true up expected from the CBT, Cape Fear or Habersham Bank FDIC-assisted transactions as of December 31, 2013.

Note 5—FDIC Indemnification Asset (Continued)

        On July 26, 2013, the Company completed the previously announced merger with FFCH, the bank holding company for First Federal Bank ("First Federal"). First Federal had loss sharing agreements with the FDIC related to the Cape Fear and Plantation acquisitions which were transferred to the Bank through the merger. These loss sharing agreements afford the Bank significant protection regarding certain acquired assets. Under the loss sharing agreement for Cape Fear, the Bank assumes the first $32.4 million of losses and the FDIC reimburses the Bank for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse the Bank for 95% of the losses. Under the loss sharing agreement for Plantation, the Bank shares in the losses on certain commercial loans and commercial OREO in three tranches. On losses up to $55.0 million, the FDIC reimburses the Bank for 80% of all eligible losses; the Bank absorbs losses greater than $55.0 million up to $65.0 million; and the FDIC reimburses the Bank for 60% of all eligible losses in excess of $65.0 million.

Note 6—Other Real Estate Owned

        The following is a summary of the changes in the carrying value of OREO:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	8,104	—	8,104
Acquired in SAVB acquisition	7,106	—	7,106
Additions, net	25,958	20,631	46,589
Writedowns	(5,633)	(7,557)	(13,190)
Sold	(21,309)	(44,666)	(65,975)

Balance, December 31, 2012	32,248	34,257	66,505
Acquired in First Financial acquisition	5,115	6,507	11,622
Additions, net	33,761	20,559	54,320
Writedowns	(7,831)	(301)	(8,132)
Sold	(25,895)	(33,502)	(59,397)

Balance, December 31, 2013	$37,398	$27,520	$64,918

        The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount. At December 31, 2013, there were 480 properties included in OREO, with 216 uncovered and 264 covered by loss share agreement with the FDIC. At December 31, 2012, there were 432 properties in OREO, with 181 uncovered and 251 covered by loss share agreement with the FDIC. During 2013, the Company sold 693 properties with 457 covered by loss share agreements with the FDIC and 236 not covered. For the year ended December 31, 2012, the Company sold 970 properties with 822 covered by loss share agreements with the FDIC and 148 were not covered.

Note 7—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2013	2012
Land		$67,056	$30,522
Buildings and leasehold improvements	15 - 40 years	145,028	98,500
Equipment and furnishings	3 - 10 years	70,989	50,538
Construction in process		939	1,172

Total		284,012	180,732
Less accumulated depreciation		(95,898)	(65,149)

		$188,114	$115,583

        Depreciation expense charged to operations was $10.0 million, $8.7 million, and $7.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        At December 31, 2013 and 2012, computer software with an original cost of $10.7 million and $8.9 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $1.4 million, $1.3 million, and $928,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 8—Goodwill and Other Intangible Assets

        In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2013. The following is a summary of changes in the carrying amounts of goodwill:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$103,292	$62,888
Additions:
Goodwill from Peoples acquisition	—	4,007
Goodwill from Savannah acquisition	—	36,397
Goodwill from First Financial merger	216,137	—

Balance at end of period	$319,429	$103,292

        The Company's other intangible assets, consisting of core deposit intangibles, noncompete intangibles, client list intangibles, and PCCRs intangible are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2013	2012
Gross carrying amount	$77,896	$37,106
Accumulated amortization	(17,988)	(11,907)

	$59,908	$25,199

Note 8—Goodwill and Other Intangible Assets (Continued)

        Amortization expense totaled $6.1 million, $2.2 million and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

Years ending December 31:
2014	$8,763
2015	8,287
2016	6,727
2017	6,440
2018	6,055
Thereafter	23,636

$59,908

Note 9—Deposits

        The Company's total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2013	2012
Certificates of deposit	$1,525,567	$1,064,141
Interest-bearing demand deposits	2,893,646	1,910,374
Non-interest bearing demand deposits	1,487,798	982,046
Savings deposits	647,648	341,103
Other time deposits	838	779

Total deposits	$6,555,497	$4,298,443

        The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2013, and 2012, were $662.7 million and $464.6 million, respectively. In July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2013, and 2012, the Company had $166.1 million and $129.6 million in certificates of deposits greater than $250,000, respectively. At December 31, 2013 and 2012, the Company had $1.2 million and $13.0 million, respectively, in traditional, out-of-market brokered deposits.

        At December 31, 2013, the scheduled maturities of time deposits (includes $838,000 of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2014	$1,000,230
2015	224,858
2016	177,237
2017	69,437
2018	46,307
Thereafter	8,336

$1,526,405

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

	December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$211,401	0.14%	$238,621	0.17%	$180,436	0.25%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$274,080	0.16%	$229,185	0.20%	$210,098	0.25%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$328,701		$254,104		$243,960

Note 11—Other Borrowings

        The Company's other borrowings were as follows:

	December 31,
(Dollars in thousands)	2013	2012
FFCH Capital Trust I junior subordinated debt with a fixed interest rate of 7.00% and pays interest quarterly; matures on April 6, 2034, and can be called by the issuer without penalty on or after April 7, 2009 for the principal outstanding plus any accrued interest; net of discount of $257 on December 31, 2013. Guaranteed by the Company on a subordinated basis.	$46,135	$—
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% until September 15, 2015 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	20,619	20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
SAVB Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 285 basis points adjusted quarterly; matures on October 7, 2033, and can be called by the issuer without penalty on or after October 7, 2008 for the principal outstanding plus any accrued and unpaid interest; net of discount of $457 on December 31, 2013. Guaranteed by the Company on a subordinated basis.	5,729	5,615
SAVB Capital Trust II junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 220 basis points adjusted quarterly; matures on December 15, 2034, and can be called by the issuer without penalty on or after December 15, 2009 for the principal outstanding plus any accrued and unpaid interest; net of discount of $395 on December 31, 2013. Guaranteed by the Company on a subordinated basis.	3,729	3,631
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty on or after December 15, 2011. Guaranteed by the Company on a subordinated basis.	3,093	3,093
Other	2,135	1,319

	$102,060	$54,897

Note 11—Other Borrowings (Continued)

FHLB Advances

        The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

        As of December 31, 2013, and 2012, there was $142,000 and $148,000 in outstanding advances, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2013, were approximately $1.2 billion which allows the Company a total borrowing capacity at FHLB of approximately $841.2 million. After accounting for letters of credit totaling $31.9 million, the Company had unused net credit available with the FHLB in the amount of approximately $809.3 million at December 31, 2013.

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

        As of December 31, 2013, the sole assets of the Trusts were an aggregate of $101.0 million of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        As of December 31, 2013, the Company recorded a $99.9 million liability for the junior subordinated debt securities, net of a $1.1 million discount recorded on SAVB Capital Trust I and II and FFCH Capital Trust I. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $101.0 million and the Company would fully amortize any remaining discount into interest expense. The discount is currently being amortized over a five year period.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

        On October 28, 2013, the Company entered into a Credit Agreement (the "Agreement") with U.S. Bank National Association (the "Lender"). The Agreement provides for a $30 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is October 27, 2014, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.

Note 11—Other Borrowings (Continued)

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	Junior Subordinated Debt	Other	Total
Years Ended December 31,
2014	$—	$1,186	$1,186
2015	—	6	6
2016	—	6	6
2017	—	7	7
2018	—	7	7
Thereafter	99,925	923	100,848

	$99,925	$2,135	$102,060

Note 12—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current:
Federal	$22,153	$10,455	$19,597
State	1,135	1,351	1,366

Total current tax expense	23,288	11,806	20,963

Deferred:
Federal	973	3,161	(9,798)
State	1,094	161	(403)

Total deferred tax expense (benefit)	2,067	3,322	(10,201)

Provision for income taxes	$25,355	$15,128	$10,762

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Income taxes at federal statutory rate	$26,101	$15,806	$11,675
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	1,450	983	626
Tax-exempt interest	(1,792)	(1,436)	(821)
Income tax credits	(1,094)	(571)	(584)
Dividends received deduction	(4)	(3)	(3)
Other, net	694	349	(131)

	$25,355	$15,128	$10,762

Note 12—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Allowance for loan losses	$13,386	$16,597
Other-than-temporary impairment on securities	157	1,196
Share-based compensation	952	854
Pension plan and post-retirement benefits	159	2,067
Deferred compensation	2,030	2,572
Purchase accounting adjustments	89,992	42,815
Other real estate owned	8,141	8,214
Tax deductible goodwill	1,724	1,060
Net operating loss carryforwards	17,722	6,870
Cash flow hedge	348	572
Unrealized losses on investment securities available for sale	3,440	—
Other	6,385	921

Total deferred tax assets	144,436	83,738

Gain on FDIC assisted transaction deferred for tax purposes	28,020	27,075
Unrealized gains on investment securities available for sale	—	5,294
Depreciation	5,123	3,556
Intangible assets	18,655	7,649
Deferred loan fees	3,386	1,740
Prepaid expense	669	295
Other	10,851	2,969

Total deferred tax liabilities	66,704	48,578

Net deferred tax asset (liability) before valuation allowance	77,732	35,160

Less, valuation allowance	(1,042)	(1,259)

Net deferred tax asset (liability)	$76,690	$33,901

        The Company had federal net operating loss carryforwards of $38.2 million and $11.4 million for the years ended December 31, 2013 and 2012, respectively, which expire in varying amounts through 2023. As a result of the Peoples and Savannah ownership changes in 2012, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company's ability to utilize certain tax deductions (realized built-in losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (NUBIL) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $13.3 million of the Company's RBIL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $24.9 million of the Company's NOL and RBIL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million. All of the NUBIL limitations were exhausted as of December 31, 2013. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

        The Company had state net operating loss carryforwards of $40.5 million and $33.3 million for the years ended December 31, 2013 and 2012 respectively, which expire in varying amounts through 2023.

Note 12—Income Taxes (Continued)

        The valuation allowance of $1.0 million relates to the parent company's state operating loss carryforwards for which realizability is uncertain. The valuation allowance decreased by $217,000 in the current year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2013.

        As of December 31, 2013, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

        Federal and state tax returns for 2010 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2013.

Note 13—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Business development and staff related	$5,393	$3,309	$3,336
Office supplies	2,405	1,643	1,611
Other loan expense	2,279	1,490	1,787
Postage	2,115	1,400	1,444
Retail products	1,262	486	473
Property and sales tax	648	243	1,846
Other	8,341	4,462	3,323

	$22,443	$13,033	$13,820

Note 14—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Numerator:
Net income available to common shareholders—numerator for basic and diluted earnings per share	$47,865	$30,032	$22,595

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	19,866	14,698	13,677
Effect of dilutive securities:
Employee stock options and restricted stock	211	98	74

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares	20,077	14,796	13,751

Basic earnings per common share	$2.41	$2.04	$1.65

Diluted earnings per common share	$2.38	$2.03	$1.63

        The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Number of shares	21,361	138,729	256,664
Range of exercise prices	$41.45 to $41.45	$31.10 to $40.99	$26.01 to $40.99

Note 15—Accumulated Other Comprehensive Income (Loss)

        The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in thousands)	Benefit Plans	Unrealized Gains and Losses on Securities Available for Sale	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2010	$(4,816)	$1,434	$(410)	$(3,792)

Other comprehensive income (loss) before reclassifications	(3,007)	4,698	(632)	1,059
Amounts reclassified from accumulated other comprehensive income (loss)	—	(197)	181	(16)

Net comprehensive income (loss)	(3,007)	4,501	(451)	1,043

Balance at December 31, 2011	(7,823)	5,935	(861)	(2,749)
Other comprehensive income (loss) before reclassifications	365	2,946	(250)	3,061
Amounts reclassified from accumulated other comprehensive income (loss)	—	(117)	181	64

Net comprehensive income (loss)	365	2,829	(69)	3,125

Balance at December 31, 2012	(7,458)	8,764	(930)	376
Other comprehensive income (loss) before reclassifications	3,873	(14,337)	175	(10,289)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	190	190

Net comprehensive income (loss)	3,873	(14,337)	365	(10,099)

Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)

        The table below presents the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2013:

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income	Income Statement Line Item Affected
Gains and losses on cash flow hedges:
Interest rate contracts	$307	Interest expense
	(117)	Provision for income taxes

	190	Net income
Amortization of defined benefit pension items:
Actuarial losses	$482	Salaries and employee benefits
	(164)	Provision for income taxes

	318	Net income

Total reclassifications for the period	$508

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed current year's net income. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. During 2012 and in conjunction with the acquisition of Peoples, the Bank paid a special dividend of $13.4 million to the Company to allow for the redemption of Peoples preferred stock (TARP). This special dividend along with a special dividend used to pay certain obligations assumed from the Savannah acquisition resulted in the Bank paying dividends that approximated current year net income.

        During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to the Company in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million. These funds, along with a normal level of Bank dividends, would allow for the Company to have sufficient funds to redeem of $65.0 million of outstanding preferred stock. (See Note 31—Subsequent events for more information).

        Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $106.7 million and $50.2 million at December 31, 2013 and 2012, respectively.

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

        Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan. The pension plan remained suspended as of December 31, 2013.

Note 17—Retirement Plans (Continued)

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2013	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$26,703	$25,015	$20,708
Interest cost	997	1,033	1,097
Actuarial (gain) loss	(2,359)	1,308	3,801
Benefits paid	(733)	(653)	(591)

Benefit obligation at end of year	24,608	26,703	25,015

Change in plan assets:
Fair value of plan assets at beginning of year	22,219	19,233	19,083
Actual return on plan assets	4,347	2,439	(219)
Employer contribution	1,200	1,200	960
Benefits paid	(733)	(653)	(591)

Fair value of plan assets at end of year	27,033	22,219	19,233

Funded status	$2,425	$(4,484)	$(5,782)

        At December 31, 2013 and 2012, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $5.5 million and $11.7 million, respectively.

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest cost	$997	$1,033	$1,097
Expected return on plan assets	(1,721)	(1,631)	(1,601)
Recognized net actuarial loss	1,206	1,069	549

Net periodic benefit cost	482	471	45

Net (gain) loss	(4,986)	500	5,621
Amortization of net loss	(1,206)	(1,069)	(549)

Total amount recognized in other comprehensive income	(6,192)	(569)	5,072

Total recognized in net periodic benefit cost and other comprehensive income	$(5,710)	$(98)	$5,117

        The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $330,000.

Note 17—Retirement Plans (Continued)

        The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2013	2012
Projected benefit obligation	$24,608	$26,703
Accumulated benefit obligation	24,608	26,703
Fair value of plan assets	27,033	22,219

        The Company used a 4.60% and 3.80% discount rate in its weighted-average assumptions used to determine the benefit obligation at December 31, 2013, and 2012, respectively. The rate of compensation increase was not applicable in the Company's weighted-average assumptions because of the plan curtailment at June 30, 2009. The weighted-average assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate	3.80%	4.20%	5.40%
Expected long-term return on plan assets	7.75%	7.75%	8.00%

        For the years ended December 31, 2013, 2012, and 2011, the discount rate of 3.80%, 4.20%, and 5.40%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

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

Asset Class	Rate of Return Assumption	Standard Deviation Assumption
Cash Equivalents	3.00%	0.55%
High Grade Fixed Income	6.57%	3.38%
High Yield Fixed Income	8.51%	9.57%
International Fixed Income	7.47%	8.28%
Large Cap Equity	9.08%	14.69%
Mid Cap Equity	10.63%	17.75%
Mid/Small Cap Equity	9.34%	18.79%
Small Cap Equity	8.05%	19.82%
Foreign Equity	7.13%	18.36%

        The portfolio's equity weighting is consistent with the long-term nature of the Plan's benefit obligation, and the expected annual return on the portfolio of 7.75%.

Note 17—Retirement Plans (Continued)

        The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 7.75%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan's investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55-65%, Fixed Income 20-40%, Cash Equivalents 0-35%. As of December 31, 2013, approximately 64% of pension plan assets were invested with equity managers, approximately 30% of pension plan assets were invested with fixed income managers, and approximately 6% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

        Following is a description of valuation methodologies used for assets recorded at fair value.

Money Market Funds

        Money Market Funds are public investment vehicles valued using $1 for the Net Asset Value (the "NAV"). The money market funds are classified within level 1 of the valuation hierarchy.

Broad Market Fixed Income, Domestic Equity and Foreign Equity Mutual Funds

        Broad Market Fixed Income, Domestic Equity and Foreign Equity mutual funds are public investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in an active market and classified within level 1 of the valuation hierarchy. The fair values of the Company's pension plan assets at December 31, 2013 by asset category are as follows:

(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8	$8	$—	$—
Money market funds	1,599	1,599	—	—
Broad market fixed income	8,150	8,150	—	—
Domestic equity	14,740	14,740	—	—
Foreign equity	2,536	2,536	—	—

Total assets	$27,033	$27,033	$—	$—

        As of December 31, 2013 and 2012, the Plan's domestic equity securities did not include any of the Company's common stock. The plan made no purchases of the Company's stock during 2013, 2012 and 2011.

Note 17—Retirement Plans (Continued)

        Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2014	$939
2015	1,070
2016	1,167
2017	1,279
2018	1,373
2019 - 2023	7,609

$13,437

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Pension	$482	$471	$45
Employee savings plan/ 401(k)	3,508	1,741	915
Supplemental executive retirement plan	455	543	224
Post-retirement benefits	164	59	62

	$4,609	$2,814	$1,246

        The Company expects to contribute approximately $1.2 million to the pension plan in 2014, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

        At December 31, 2013, the Company and its subsidiary have two employee savings plans, including Internal Revenue Code Section 401(k) provisions, the plan for legacy SCBT participants and the plan for the former FFCH participants.

        For the SCBT plan, electing employees are eligible to participate after attaining age 21. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. . Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.

        For the FFCH plan, electing employees are eligible to participate unless they had temporary status. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 50% matching of their 401(k) plan contribution, up to 6% of salary.

        Subsequent to December 31, 2013, the Company merged the two plans and formed a Safe Harbor plan. Under the new merged plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary.

Note 17—Retirement Plans (Continued)

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

Note 18—Post-Retirement Benefits

        At December 31, 2013, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, the plan for legacy SCBT participants and the plan for the former FFCH participants.

SCBT Post-retirement Benefit Plan

        Under the SCBT plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2013, and the liability for future benefits has been recorded in the consolidated financial statements.

        The following sets forth the SCBT plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$518	$555
Interest cost	19	22
Actuarial (gain) loss	(41)	(4)
Benefits paid	(52)	(55)

Benefit obligation at end of year	444	518

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	52	55
Benefits paid	(52)	(55)

Fair value of plan assets at end of year	—	—

Funded status	$(444)	$(518)

Note 18—Post-Retirement Benefits (Continued)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Years Ended December 31,
	2013	2012	2011
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.60%	3.80%	4.20%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.80%	4.20%	5.40%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest cost	$19	$22	$26
Amortization of transition obligation	—	26	32
Recognized net actuarial loss	10	11	4

Net periodic benefit cost	29	59	62

Net (gain) loss	(41)	(4)	75
Amortization of transition obligation	—	(26)	(32)
Amortization of loss	(10)	(11)	(4)

Total amount recognized in other comprehensive income	(51)	(41)	39

Total recognized in net periodic benefit cost and other comprehensive income	$(22)	$18	$101

        The estimated net loss for the SCBT plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $6,200.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2013:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	28	(25)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2014	$46
2015	45
2016	44
2017	43
2018	41
2019 - 2023	175

$394

Note 18—Post-Retirement Benefits (Continued)

        The Company expects to contribute approximately $46,000 to the SCBT plan in 2014.

FFCH Post-retirement Benefit Plan

        Under the FFCH plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired FFCH employees who are currently receiving benefits. The plan was unfunded at December 31, 2013, and the liability for future benefits has been recorded in the consolidated financial statements. Prior to the July 26, 2013 FFCH merger, the company had no obligations under the FFCH plan, therefore information is only presented as of and for the year ending December 31, 2013.

        The following sets forth the FFCH plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

(Dollars in thousands)	December 31, 2013
Change in benefit obligation:
Benefit obligation at July 26, 2013	$2,231
Interest cost	37
Participants' contributions	63
Actuarial (gain) loss	(4)
Benefits paid	(145)
less: federal subsidy on benefits paid	15

Benefit obligation at end of year	2,197

Change in plan assets:
Fair value of plan assets at July 26, 2013	—
Employer contribution	82
Participants' contributions	63
Benefits paid	(145)

Fair value of plan assets at end of year	—

Funded status	$(2,197)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

Year Ended December 31, 2013
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.05%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.95%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.75%

Note 18—Post-Retirement Benefits (Continued)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

(Dollars in thousands)	Year Ended December 31, 2013
Interest cost	$36
Recognized net actuarial loss	39

Net periodic benefit cost	75

Net gain	(4)
Amortization of loss	(39)

Total amount recognized in other comprehensive income	(43)

Total recognized in net periodic benefit cost and other comprehensive income	$32

        The estimated net loss for the FFCH plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $95,631.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2013:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$2	$(2)

        The Company expects to contribute approximately $220,159 to the FFCH plan in 2014.

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

Note 19—Share-Based Compensation (Continued)

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

	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	340,140	$31.79	370,207	$30.69	386,207	$29.02
Granted	23,007	41.45	28,224	31.75	27,542	32.05
Exercised	(65,555)	28.75	(51,887)	23.99	(43,533)	16.79
Forfeited	(220)	27.22	(6,150)	31.80	(1)	11.39
Expired	(1,456)	22.17	(254)	15.93	(8)	15.64

Outstanding at December 31	295,916	33.26	340,140	31.79	370,207	30.69

Exercisable at December 31	233,566	32.66	267,941	31.73	285,987	30.38

Weighted-average fair value of options granted during the year		$15.66		$11.55		$11.65

        The aggregate intrinsic value of 295,916 and 340,140 stock options outstanding at December 31, 2013 and 2012 was $9.8 million and $2.9 million, respectively. The aggregate intrinsic value of 233,566 and 267,941 stock options exercisable at December 31, 2013 and 2012 was $7.9 million and $2.3 million, respectively.

        Information pertaining to options outstanding at December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$25.01 - $30.00	46,400	4.3 years	27.48	46,385	27.48
$30.01 - $35.00	162,627	4.6 years	31.82	127,100	31.81
$35.01 - $40.00	61,482	4.2 years	38.07	56,035	38.26
$40.01 - $45.00	25,407	8.8 years	41.41	4,046	41.18

	295,916	4.8 years	33.26	233,566	32.66	4.0 years

Note 19—Share-Based Compensation (Continued)

        The fair value of options is estimated at the date of grant using the Black- Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2013	2012	2011
Dividend yield	1.70%	2.10%	2.23%
Expected life	6 years	6 years	5 years
Expected volatility	45.7% - 45.7%	45.8% - 45.8%	43.8% - 49.7%
Risk-free interest rate	1.02%	1.06%	2.32%

        As of December 31, 2013, there was $465,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.00 year as of December 31, 2013. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $402,000, $402,000 and $458,000, respectively. Compensation expense of $419,000, $382,000, and $443,000 was recorded in 2013, 2012, and 2011, respectively.

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

        Non-vested restricted stock for the year ended December 31, 2013 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	172,847	$30.84
Granted	83,760	43.33
Vested	(23,391)	32.43
Forfeited	(669)	39.16

Nonvested at December 31, 2013	232,547	35.15

        The Company granted 83,760, 47,666, and 57,639 shares for the years ended December 31, 2013, 2012, and 2011, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2013, 2012, and 2011 was $43.33, $32.27, and $31.85, respectively. Compensation expense of $2.2 million, $1.3 million, and $1.3 million was recorded in 2013, 2012, and 2011, respectively.

Note 19—Share-Based Compensation (Continued)

        The vesting schedule of these shares as of December 31, 2013 is as follows:

Shares
2014	25,899
2015	45,972
2016	64,345
2017	54,142
2018	16,520
Thereafter	25,669

232,547

        As of December 31, 2013, there was $5.0 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.98 years as of December 31, 2013. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $759,000, $1.3 million and $1.3 million, respectively.

Restricted Stock Units

        The Company from time-to-time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the year ended December 31, 2013, the Company accrued at the maximum RSU award level, or for 100.0% of the RSUs granted, based on Management's expectations of performance.

        Nonvested RSUs for the year ended December 31, 2013 is summarized in the following table.

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Granted	43,820	51.01

Nonvested at December 31, 2013	43,820	51.01

        The Company granted 43,820 shares for the year ended December 31, 2013. The Company had not granted RSUs prior to 2013. The weighted-average grant-date fair value of restricted shares granted in 2013 was $51.01. Compensation expense of $700,000 was recorded in 2013.

        As of September 30, 2013, there was $1.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.93 years as of December 31, 2013.

Note 19—Share-Based Compensation (Continued)

Employee Stock Purchase Plan

        The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2017, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 145,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock's fair value on either the first or last day of the quarter.

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $41,000, $38,000 and $37,000 in share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 20—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2013, 2012 and 2011. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 17,186, 23,532, and 11,445 shares at a cost of $933,000, $836,000, and $342,000 in 2013, 2012, and 2011, respectively.

Note 21—Lease Commitments

        The Company's subsidiary was obligated at December 31, 2013, under certain noncancelable operating leases extending to the year 2043 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2014	5,232
2015	4,300
2016	4,045
2017	3,576
2018	2,894
Thereafter	16,749

$36,796

        Total lease expense for the years ended December 31, 2013, 2012, and 2011 was $5.1 million, $3.3 million and $4.2 million, respectively.

Note 22—Contingent Liabilities

        The Company has been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company's consolidated financial statements.

        The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2013, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 23—Related Party Transactions

        During 2013 and 2012, the Company's banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $10.2 million and $9.7 million at December 31, 2013 and 2012 respectively. During 2013, $3.7 million of new loans were made to this group while repayments of $3.3 million were received during the year. There were also certain individuals that were considered related parties in 2012 who were not considered related parties in 2013 due to retirement, change in job function, or other reasons. Related party deposits totaled approximately $14.5 million and $8.4 million at December 31, 2013 and 2012, respectively.

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

        The subsidiary's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2013 and 2012, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2013	2012
Commitments to extend credit	$1,299,134	$876,783
Standby letters of credit and financial guarantees	28,910	18,955

	$1,328,044	$895,738

Note 24—Financial Instruments with Off-Balance Sheet Risk (Continued)

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

Note 25—Fair Value (Continued)

Investment Securities

        Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions. The Level 3 security is an unrated single-issue private placement bond that was acquired in the Savannah transaction. This security is considered a Level 3 because there is not an active market for the security. Management considers the credit quality of the underlying issuer in determining the fair value of the security. During the second quarter of 2013, the issuer redeemed the security for $3.8 million and the Company realized a $31,000 gain on the redemption of the security.

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or fair market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are nonrecurring Level 2.

Loans

        The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 25—Fair Value (Continued)

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

Mortgage servicing rights ("MSRs")

        The estimated fair value of MSRs is obtained through an independent derivatives dealer analysis of future cash flows. The evaluation utilizes assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market's perception of future interest rate movements. MSRs are classified as Level 3.

Note 25—Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Assets
Derivative financial instruments	$701	$—	$701	$—

Securities available for sale:
Government-sponsored entities debt	$142,994	$—	$142,994	$—
State and municipal obligations	140,651	—	140,651	—
Mortgage-backed securities	499,479	—	499,479	—
Corporate stocks	3,667	3,442	225	—

Total securities available for sale	786,791	3,442	783,349	—

Mortgage servicing rights	20,729	—	—	20,729

	$807,698	$3,442	$783,527	$20,729

Liabilities
Derivative financial instruments	$1,857	$—	$1,857	$—

December 31, 2012:
Assets
Derivative financial instruments	$312	$—	$312	$—

Securities available for sale:
Government-sponsored entities debt	$88,518	$—	$88,518	$—
State and municipal obligations	152,799	—	148,948	3,851
Mortgage-backed securities	293,187	—	293,187	—
Corporate stocks	379	354	25	—

Total securities available for sale	534,883	354	530,678	3,851

	$535,195	$354	$530,990	$3,851

Liabilities
Derivative financial instruments	$1,813	$—	$1,813	$—

        There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2013, and 2012.

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

Note 25—Fair Value (Continued)

quoted and can be validated to external sources), the gains and losses below include changes in fair value due in part to observable factors that are part of the valuation methodology.

        A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2012	$—	$—
Change in unrealized loss recognized in other comprehensive income	—	—
Total realized losses included in income	—	—
Mortgage and other loan income	—	—
Other-than-temporary impairment losses recognized in income	—	—
Purchases, issuances and settlements, net	3,851	—
Transfers in and/or out of level 3	—	—

Fair value, December 31, 2012	$3,851	$—
Change in unrealized loss recognized in other comprehensive income	—	—
Total realized losses included in income	—	—
Mortgage and other loan income	172	—
Other-than-temporary impairment losses recognized in income	—	—
Acquired in the First Financial acquisition	19,156	—
Purchases, issuances and settlements, net	(3,851)	—
Transfers in and/or out of level 3	1,401	—

Fair value, December 31, 2013	$20,729	$—

Total unrealized losses, net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at December 31, 2012	$—	$—

Total unrealized losses, net of tax, included in accumulated other comprehensive income related to level 3 financial assets and liabilities still on the consolidated balance sheet at December 31, 2013	$—	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
OREO	$64,918	$—	$—	$64,918
Non-acquired impaired loans	13,129	—	—	13,129
December 31, 2012:
OREO	$66,505	$—	$—	$66,505
Non-acquired impaired loans	42,356	—	—	42,356

Note 25—Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25% (16.66)%
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	0 - 25% (6.26)%

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 25—Fair Value (Continued)

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

Note 25—Fair Value (Continued)

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Cash and cash equivalents	$479,461	$479,461	$479,461	$—	$—
Investment securities	812,603	813,068	16,828	796,240	—
Loans, net of allowance for loan losses, and loans held for sale	5,675,602	5,742,078	—	30,586	5,711,492
FDIC receivable for loss share agreements	93,947	48,512	—	—	48,512
Accrued interest receivable	15,024	15,024	—	3,482	11,612
Mortgage servicing rights	20,729	20,729	—	—	20,729
Interest rate swap—non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	523	523	—	523	—
Financial liabilities:
Deposits	6,555,497	6,313,543	—	6,313,543	—
Federal funds purchased and securities sold under agreements to repurchase	211,401	211,401	—	211,401	—
Other borrowings	102,060	92,751	—	92,751	—
Accrued interest payable	5,388	5,388	—	5,388	—
Interest rate swap—cash flow hedge	914	914	—	914	—
Interest rate swap—non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	765	765	—	765	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,555	—	15,555	—
Standby letters of credit and financial guarantees	—	—	—	—	—
December 31, 2012
Financial assets:
Cash and cash equivalents	$380,864	$380,864	$380,864	$—	$—
Investment securities	560,091	561,204	10,122	547,231	3,851
Loans, net of allowance for loan losses, and loans held for sale	3,634,514	3,665,070	—	65,279	3,599,791
FDIC receivable for loss share agreements	146,171	101,898	—	—	101,898
Accrued interest receivable	8,190	8,190	—	8,190	—
Interest rate swap—non-designated hedge	312	312	—	312	—
Financial liabilities:
Deposits	4,298,443	4,216,800	—	4,216,800	—
Federal funds purchased and securities sold under agreements to repurchase	238,621	238,621	—	238,621	—
Other borrowings	54,897	57,903	—	57,903	—
Accrued interest payable	2,045	2,045	—	2,045	—
Interest rate swap—cash flow hedge	1,501	1,501	—	1,501	—
Interest rate swap—non-designated hedge	312	312	—	312	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,371	—	7,371	—
Standby letters of credit and financial guarantees	—	—	—	—	—
Note 26—Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a

Note 26—Regulatory Matters (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Total risk-based capital (to risk-weighted assets):
Consolidated	$752,781	14.47%	$416,151	8.00%	n/a	n/a
SCBT (the Bank)	741,351	14.26%	415,904	8.00%	519,881	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	706,531	13.58%	208,076	4.00%	n/a	n/a
SCBT (the Bank)	695,102	13.37%	207,952	4.00%	311,928	6.00%
Tier 1 capital (to average assets):
Consolidated	706,531	9.30%	303,842	4.00%	n/a	n/a
SCBT (the Bank)	695,102	9.16%	303,452	4.00%	379,315	5.00%
December 31, 2012:
Total risk-based capital (to risk-weighted assets):
Consolidated	$476,279	13.99%	$272,329	8.00%	n/a	n/a
SCBT (the Bank)	468,558	13.78%	272,114	8.00%	340,142	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	433,309	12.73%	136,165	4.00%	n/a	n/a
SCBT (the Bank)	425,621	12.51%	136,057	4.00%	204,085	6.00%
Tier 1 capital (to average assets):
Consolidated	433,309	9.87%	175,688	4.00%	n/a	n/a
SCBT (the Bank)	425,621	9.70%	175,480	4.00%	219,350	5.00%

Note 27—Condensed Financial Statements of Parent Company

        Financial information pertaining only to First Financial Holdings, Inc. is as follows:

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2013	2012
ASSETS
Cash	$11,757	$6,122
Investment securities available for sale	519	354
Investment in subsidiaries	1,070,291	554,634
Other assets	420	2,680

Total assets	$1,082,987	$563,790

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$101,518	$56,241
Shareholders' equity	981,469	507,549

Total liabilities and shareholders' equity	$1,082,987	$563,790

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Income:
Dividends from subsidiaries	$18,135	$33,669	$9,514
Operating income (loss)	223	59	(52)

Total income	18,358	33,728	9,462
Operating expenses	7,294	2,482	2,331

Income before income tax benefit and equity in undistributed earnings of subsidiaries	11,064	31,246	7,131
Applicable income tax benefit	2,360	812	769
Equity in undistributed earnings of subsidiary (excess distribution)	35,795	(2,026)	14,696

Net income	49,219	30,032	22,595
Preferred stock dividends	1,354	—	—

Net income available to common shareholders	$47,865	$30,032	$22,595

Note 27—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$49,219	$30,032	$22,595
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on junior subordinated debt	264	—	28
Share-based compensation	3,322	1,741	1,777
Other-than-temporary impairment on securities	—	—	115
Decrease (increase) in other assets	1,231	(83)	32
(Decrease) increase in other liabilities	(788)	(3,511)	365
Undistributed earnings of subsidiary	(35,795)	2,026	(14,696)

Net cash provided by operating activities	17,453	30,205	10,216

Cash flows from investing activities:
Net cash inflow (outlay) for acquisitions	2,557	(12,357)	—
Proceeds from business divestitures	520	—	—
Payments for investments in subsidiary	—	—	(34,700)

Net cash (used in) investing activities	3,077	(12,357)	(34,700)

Cash flows from financing activities:
Note payable repayment	—	(7,155)	—
Common stock issuance	781	720	35,533
Common stock repurchased	(933)	(836)	(342)
Dividends paid on preferred stock	(1,354)	—	—
Dividends paid on common stock	(15,274)	(10,244)	(9,514)
Stock options exercised	1,885	1,244	731

Net cash provided by (used in) financing activities	(14,895)	(16,271)	26,408

Net increase (decrease) in cash and cash equivalents	5,635	1,577	1,924
Cash and cash equivalents at beginning of period	6,122	4,545	2,621

Cash and cash equivalents at end of period	$11,757	$6,122	$4,545

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

Note 29—Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

        The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. The Company accounts for its interest rate swap that is classified as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. For more information regarding the fair value of the Company's derivative financial instruments, see Note 25 to these financial statements.

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

        The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income for the year ended December 31, 2013 of $365,000, compared to a loss of $69,000 for the year ended December 31, 2012. The Company recognized a $914 thousand and a $1.5 million cash flow hedge liability in other liabilities on the balance sheet at December 31, 2013 and 2012, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2013 and 2012.

        Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty's exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2013 and 2012, respectively, the Company was required to provide $950 thousand and $1.5 million of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 29—Derivative Financial Instruments (Continued)

Non-designated Hedges of Interest Rate Risk

        As of December 31, 2013, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah. These derivatives are not designated as hedges and are not speculative in nature. One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a third party to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

        As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2013, the interest rate swaps had an aggregate notional amount of approximately $4.3 million and the fair value of these two offsetting interest rate swap derivatives are recorded in other assets and in other liabilities for $178,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company's financial condition and results of operations during 2013.

        The Company also has an agreement with the third party in this derivative relationship that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2013 the fair value of the interest rate swap derivative with the third party was in a net liability position of $178,000, which excludes any adjustment for nonperformance risk, related to these agreements. As of December 31, 2013, the Company was required to provide $354,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. If the Company had breached any of these provisions at December 31, 2013, it would have been required to settle its obligations under the agreements at the termination value, $178,000 at December 31, 2013.

        The Company also has derivatives contracts that were classified as non-designated hedges that were acquired through the merger transaction with FFCH. These derivatives contracts are a part of the Company's risk management strategy for its mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when-issued securities and mandatory cash forward trades are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments acquired through the merger with FFCH and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Consolidated Statements of Income in mortgage banking income.

        Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for

Note 29—Derivative Financial Instruments (Continued)

calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2013, the Company had derivative financial instruments outstanding with notional amounts totaling $67.5 million related to mortgage servicing rights. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $765,000 at December 31, 2013.

        The following table presents the Company's notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	December 31, 2013
Mortgage loan pipeline	$44,678
Expected closures	33,508
Fair Value of mortgage loan pipeline commitments	112
Forward commitments	36,230
Fair value of forward commitments	296

Note 30—Loan Servicing, Mortgage Origination, and Loans Held for Sale

        On July 26, 2013 ("the merger date"), the Company acquired a portfolio of residential mortgages serviced for others through its merger with FFCH. The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.1 billion at December 31, 2013. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the period from the merger date to December 31, 2013 was $2.3 million. Servicing fees are recorded in mortgage banking income in the Consolidated Statements of Income.

        At December 31, 2013, mortgage servicing rights ("MSRs") were $20.7 million on the consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Operations. The market value adjustments related to MSRs recorded in mortgage banking income for the year ended December 31, 2013 was $1.1 million. Since the merger with FFCH, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

        The following table presents the changes in the fair value of MSRs and its offsetting hedge for the year ended December 31, 2013.

(Dollars in thousands)	Year Ended December 31, 2013
Increase in fair value of MSRs	$1,058
Decay of MSRs	(886)
Losses related to derivatives	(681)

Net effect on Statements of Income	$(509)

Note 30—Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

        The following table is an analysis of the activity in the MSRs for the year ended December 31, 2013.

(Dollars in thousands)	Year Ended December 31, 2013
Balance at beginning of the period	$—
Additions:
Carrying value at merger date of July 26, 2013	19,156
Servicing assets that resulted from transfers of financial assets	1,401
Increase in fair value due to change in valuation inputs or assumptions	1,058
Decay in fair value:
Due to increases in principal paydowns or runoff	(886)

Carrying value at end of period	$20,729

        The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset's future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

        The characteristics and sensitivity analysis of the MSR are included in the following table as of December 31, 2013.

(Dollars in thousands)	Residential Mortgage Servicing Rights
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.0%
Adjustable-rate mortgage loans	1.0%

Total	100.0%

Weighted average life	6.91 years
Constant Prepayment rate (CPR)	10.2%
Weighted average discount rate	10.1%
Effect on fair value due to change in interest rates
25 basis point increase	$1,059
50 basis point increase	1,964
25 basis point decrease	(1,248)
50 basis point decrease	(2,255)

        The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change.

Note 30—Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

        Custodial escrow balances maintained in connection with the loan servicing were $10.0 million at December 31, 2013.

        Mandatory cash forwards and whole loan sales were $782.5 million for the year ended December 31, 2013, of which $146.5 million or 18.7% were sold with the servicing rights retained by the Company.

        Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists of residential mortgage loans to be sold in the secondary market, was $30.6 million at December 31, 2013, compared with $65.3 million at December 31, 2012.

Note 31—Subsequent Events

        On February 26, 2014, the Company received the no objection determination of the Federal Reserve Bank of Richmond to redeem all 65,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The shares have a liquidation preference of $1,000 per share, with dividends currently accruing on such amount at 9% per annum. The shares were originally issued to the U.S. Treasury in December 2008 pursuant to the Troubled Asset Relief Program and were sold by the Treasury to other investors in March 2012 through a registered public offering. The Company intends to redeem the preferred shares on March 28, 2014 in order to minimize the impact of the 9% dividend with respect to these shares.

        On February 17, 2014, the Company announced its plan to change the name of its wholly-owned bank subsidiary, SCBT, to "South State Bank". The Company also plans to change the name of the Company to "South State Corporation", which is subject approval by the Company's shareholders at the 2014 annual meeting of shareholders. The change to the new names for SCBT and for the Company is expected to occur between June 30, 2014 and July 21, 2014.