Form 10-Q
period 2014-03-31
FIRST FINANCIAL HOLDINGS, INC.
filed 2014-05-09
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2014
Common Stock, $2.50 par value	24,122,494

First Financial Holdings, Inc. and Subsidiary

March 31, 2014 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$361,816	$184,611	$227,326
Interest-bearing deposits with banks	4,690	32,632	5,743
Federal funds sold and securities purchased under agreements to resell	246,109	262,218	262,800
Total cash and cash equivalents	612,615	479,461	495,869
Investment securities:
Securities held to maturity (fair value of $11,427, $12,891, and $15,555, respectively)	10,891	12,426	14,598
Securities available for sale, at fair value	793,124	786,791	510,852
Other investments	10,518	13,386	7,805
Total investment securities	814,533	812,603	533,255
Loans held for sale	57,200	30,586	50,449
Loans:
Acquired credit impaired (covered of $263,735, $289,122, and $225,789, respectively; non-covered of $850,028, $926,958 and $667,955, respectively), net of allowance for loan losses	1,113,763	1,216,080	893,744
Acquired non-credit impaired (covered of $8,246, $7,824, and $0, respectively; non-covered of $1,503,955, $1,590,227 and $70,234, respectively)	1,512,201	1,598,051	70,234
Non-acquired	2,979,958	2,865,216	2,604,298
Less allowance for non-acquired loan losses	(34,669)	(34,331)	(41,669)
Loans, net	5,571,253	5,645,016	3,526,607
FDIC receivable for loss share agreements	67,984	93,947	124,340
Other real estate owned (covered of $29,003, $27,520, and $34,244, respectively; non-covered of $35,144, $37,398, and $36,446, respectively)	64,147	64,918	70,690
Premises and equipment, net	187,127	188,114	110,792
Bank owned life insurance	97,314	97,197	43,008
Deferred tax assets	70,923	76,690	31,348
Mortgage servicing rights	20,925	20,729	—
Core deposit and other intangibles	57,568	59,908	24,180
Goodwill	319,107	319,107	103,292
Other assets	50,279	43,222	28,099
Total assets	$7,990,975	$7,931,498	$5,141,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,581,157	$1,487,798	$995,214
Interest-bearing	5,049,496	5,067,699	3,224,142
Total deposits	6,630,653	6,555,497	4,219,356
Federal funds purchased and securities sold under agreements to repurchase	254,985	211,401	328,701
Other borrowings	100,963	102,060	54,638
Other liabilities	70,211	81,071	25,023
Total liabilities	7,056,812	6,950,029	4,627,718
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; 0, 65,000, and 0 shares issued and outstanding, respectively	—	1	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,118,243, 24,104,124, and 17,017,904 shares issued and outstanding, respectively	60,296	60,260	42,545
Surplus	698,079	762,354	329,636
Retained earnings	179,842	168,577	143,573
Accumulated other comprehensive loss	(4,054)	(9,723)	(1,543)
Total shareholders’ equity	934,163	981,469	514,211
Total liabilities and shareholders’ equity	$7,990,975	$7,931,498	$5,141,929

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$81,841	$52,384
Investment securities:
Taxable	3,881	2,161
Tax-exempt	1,156	1,206
Federal funds sold and securities purchased under agreements to resell	460	418
Total interest income	87,338	56,169
Interest expense:
Deposits	2,393	1,559
Federal funds purchased and securities sold under agreements to repurchase	101	136
Other borrowings	1,502	673
Total interest expense	3,996	2,368
Net interest income	83,342	53,801
Provision for loan losses	849	1,060
Net interest income after provision for loan losses	82,493	52,741
Noninterest income:
Service charges on deposit accounts	8,988	5,761
Bankcard services income	7,124	3,893
Trust and investment services income	4,543	2,314
Mortgage banking income	3,291	3,355
Amortization of FDIC indemnification assets, net	(7,078)	(7,171)
Other	3,811	1,371
Total noninterest income	20,679	9,523
Noninterest expense:
Salaries and employee benefits	39,093	23,252
Merger and branding related expense	5,985	1,963
Net occupancy expense	5,590	3,345
OREO expense and loan related	4,269	3,102
Information services expense	4,222	3,192
Furniture and equipment expense	3,754	2,572
Bankcard expense	2,299	1,164
Amortization of intangibles	2,104	1,034
FDIC assessment and other regulatory charges	1,576	1,224
Professional fees	1,341	691
Advertising and marketing	1,134	842
Other	6,056	4,060
Total noninterest expense	77,423	46,441
Earnings:
Income before provision for income taxes	25,749	15,823
Provision for income taxes	8,832	5,174
Net income	16,917	10,649
Preferred stock dividends	1,073	—
Net income available to common shareholders	$15,844	$10,649
Earnings per common share:
Basic	$0.66	$0.64
Diluted	$0.66	$0.63
Dividends per common share	$0.19	$0.18
Weighted-average common shares outstanding:
Basic	23,873	16,787
Diluted	24,116	16,954

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March, 31
	2014	2013

Net income	$16,917	$10,649
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	9,158	(3,203)
Tax effect	(3,492)	1,221
Reclassification adjustment for gains included in net income	—	—
Tax effect	—	—
Net of tax amount	5,666	(1,982)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(71)	29
Tax effect	27	(11)
Reclassification adjustment for losses included in interest expense	76	73
Tax effect	(29)	(28)
Net of tax amount	3	63
Other comprehensive income (loss), net of tax	5,669	(1,919)
Comprehensive income	$22,586	$8,730

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2014 and 2013

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income (loss):
Net income	—	—	—	—	—	10,649	—	10,649
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,919)	(1,919)
Total comprehensive income								8,730
Cash dividends declared on common stock at $.18 per share	—	—	—	—	—	(3,062)	—	(3,062)
Stock options exercised	—	—	18,211	45	471	—	—	516
Restricted stock awards	—	—	68,308	171	(171)	—	—	—
Common stock repurchased	—	—	(6,079)	(15)	(290)	—	—	(305)
Share-based compensation expense	—	—	—	—	783	—	—	783
Balance, March 31, 2013	—	$—	17,017,904	$42,545	$329,636	$143,573	$(1,543)	$514,211

Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income (loss):
Net income	—	—	—	—	—	16,917	—	16,917
Other comprehensive income, net of tax	—	—	—	—	—	—	5,669	5,669
Total comprehensive income								22,586
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $.19 per share	—	—	—	—	—	(4,579)	—	(4,579)
Stock options exercised	—	—	4,660	12	117	—	—	129
Restricted stock awards	—	—	13,592	34	(34)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(4,133)	(10)	(243)	—	—	(253)
Share-based compensation expense	—	—	—	—	884	—	—	884
Balance, March 31, 2014	—	$—	24,118,243	$60,296	$698,079	$179,842	$(4,054)	$934,163

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$16,917	$10,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,367	3,500
Provision for loan losses	849	1,060
Deferred income taxes	2,303	2,212
Share-based compensation expense	884	783
Amortization on FDIC indemnification asset	7,078	7,171
Accretion on acquired loans	(21,877)	(23,370)
(Gain) loss on sale of premises and equipment	(4)	5
Gain on sale of OREO	(2,712)	(2,582)
Net amortization of premium on investment securities	998	1,246
OREO write downs	3,001	2,570
Originations and purchases of mortgage loans for sale	(141,939)	(216,333)
Proceeds from sales of mortgage loans for sale	132,935	231,163
Net change in:
Accrued interest receivable	(2,385)	(2,480)
Prepaid assets	2,105	(949)
FDIC Loss Share Receivable	18,884	14,660
Accrued interest payable	(534)	(585)
Accrued income taxes	10,725	5,379
Miscellaneous assets and liabilities	(19,817)	(11,726)
Net cash provided by operating activities	12,778	22,373
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	1,535	843
Proceeds from maturities and calls of investment securities available for sale	29,157	56,888
Proceeds from sales of other investment securities	2,868	1,963
Purchases of investment securities available for sale	(27,413)	(37,283)
Purchases of other investments	(6,186)	—
Net decrease in customer loans	65,199	54,021
Net cash received from acquisitions	749	—
Purchases of premises and equipment	(5,389)	(2,936)
Proceeds from sale of OREO	13,070	11,356
Proceeds from sale of premises and equipment	6	—
Net cash provided by investing activities	73,596	84,852
Cash flows from financing activities:
Net increase (decrease) in deposits	75,156	(79,004)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	43,584	90,080
Repayment of other borrowings	(1,184)	(311)
Preferred stock repurchase	(65,000)	—
Common stock repurchase	(253)	(305)
Dividends paid on preferred stock	(1,073)	—
Dividends paid on common stock	(4,579)	(3,062)
Stock options exercised	129	516
Net cash provided by financing activities	46,780	7,914
Net increase in cash and cash equivalents	133,154	115,139
Cash and cash equivalents at beginning of period	479,461	380,730
Cash and cash equivalents at end of period	$612,615	$495,869

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$4,540	$2,811
Income taxes	$421	$564

Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $6,822 and $6,186, respectively; and non-covered of $5,766 and $10,542, respectively)	$12,588	$16,728

The Accompanying Notes are an Integral Part of the Financial Statements.

First Financial Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in First Financial Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to the “Company” “we,” “us,” “our” or similar references mean First Financial Holdings, Inc. and its consolidated subsidiaries.  References to the “Bank” or “SCBT” mean the Company’s wholly-owned bank subsidiary, SCBT, a South Carolina banking corporation.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-04”). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s financial statements.

Note 3 — Recent Accounting and Regulatory Pronouncements (Continued)

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 amends FASB ASC 323, Investments — Equity Method and Joint Ventures, to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and should be applied retrospectively. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but does not expect it to have a material impact.

In July 2013, FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”).  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company’s financial statements.

Note 4 — Mergers and Acquisitions

The following mergers and acquisitions are referenced throughout this Form 10-Q:

Community Bank & Trust (“CBT”) — January 29, 2010 — FDIC purchase and assumption agreement

Habersham Bank (“Habersham”) — February 18, 2011 — FDIC purchase and assumption agreement

BankMeridian, N.A. (“BankMeridian”) — July 29, 2011 — FDIC purchase and assumption agreement

Peoples Bancorporation, Inc. (“Peoples”) — April 24, 2012 — Whole bank acquisition (non FDIC)

The Savannah Bancorp, Inc. (“Savannah”) — December 13, 2012 — Whole bank acquisition (non FDIC)

Former First Financial Holdings, Inc. (“FFHI”) — July 26, 2013 — Whole bank acquisition with FDIC purchase and assumption agreements of Cape Fear Bank (“Cape Fear”) — April 10, 2009 and Plantation Federal Bank (“Plantation”) — April 27, 2012

“FDIC purchase and assumption agreement” means that only certain assets and liabilities were acquired by the bank from the FDIC.  A “whole bank acquisition” means that the two parties in the transaction agreed to the transaction, and there was no involvement of the FDIC.  A “whole bank acquisition with FDIC purchase and assumption agreements” means that the two parties in the transaction agreed to the merger, and there was existing FDIC purchase and assumption agreements.

First Financial Holdings, Inc. Merger

On July 26, 2013, the Company acquired all of the outstanding common stock of First Financial Holdings, Inc. (“FFHI”), of Charleston, South Carolina, the bank holding company for First Federal Bank (“First Federal”), in a stock transaction and changed the name of the Company from SCBT Financial Corporation to First Financial Holdings, Inc.  FFHI common shareholders received 0.4237 shares of the Company’s common stock in exchange for each share of FFHI common stock, resulting in the Company issuing 7,018,274 shares of its common stock.  Each outstanding share of FFHI Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“FFHI Preferred Stock”), was converted into the right to receive one share of preferred stock of the Company, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the FFHI Preferred Stock.  In total, the purchase price for the FFHI acquisition was $447.0 million including $65.0 million in preferred stock and the value of “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $530,000.

The FFHI transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

Note 4 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of July 26, 2013, as recorded by FFHI on the acquisition date and initial and subsequent fair value adjustments.

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	FFHI	Adjustments		Adjustments		by the Company
Assets
Cash and cash equivalents	$174,082	$—		$—		$174,082
Investment securities	313,200	(1,388	)(a)	—		311,812
Loans held for sale	19,858	6	(b)	—		19,864
Loans	2,355,527	(92,720	)(b)	2,614	(b)	2,265,421
Premises and equipment	82,399	(5,435	)(c)	(198	)(c)	76,766
Intangible assets	7,037	33,738	(d)	(236	)(d)	40,539
Mortgage servicing rights	19,156	—		—		19,156
Other real estate owned	13,271	(2,065	)(e)	1,927	(e)	13,133
FDIC receivable for loss sharing agreement	47,459	(18,122	)(f),(k)	(124	)(f)	29,213
Bank owned life insurance	51,513	—		(493	)(m)	51,020
Deferred tax asset	(5,279)	42,741	(g)	(3,361	)(g)	34,101
Other assets	47,257	(6,125	)(h)	2,230	(l)	43,362
Total assets	$3,125,480	$(49,370)		$2,359		$3,078,469

Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	—		2,091,296
Total deposits	2,514,012	7,801		—		2,521,813
Federal funds purchased and securities sold under agreements to repurchase	—	—		—		—
Other borrowings	280,187	21,526	(j)	—		301,713
Other liabilities	25,584	(2,059	)(k)	280	(k)	23,805
Total liabilities	2,819,783	27,268		280		2,847,331
Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		2,079		231,138
Goodwill	—	217,894		(2,079)		215,815
Net assets acquired over liabilities assumed	$305,697	$141,256		$—		$446,953

Consideration:
SCBT Financial Corporation common shares issued	7,018,274
Purchase price per share of the Company’s common stock	$54.34
Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000
Fair value of total consideration transferred	$446,953

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by FFHI.

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

(f)—Adjustment reflects the fair value adjustments to the Federal Deposit Insurance Corporation (the “FDIC”) receivable for loss sharing agreements based on the Company’s evaluation of the losses on the acquired assets covered under loss share agreements with the FDIC net of any clawback.

(g) —Adjustment to record deferred tax asset related to fair value adjustments.

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

Note 4 — Mergers and Acquisitions (Continued)

(l)— Adjustment reflects the adjustment of miscellaneous accruals.

(m)—Adjustment reflects the fair value adjustments to bank owned life insurance based on the Company’s evaluation of the policies.

The operating results of the Company for the period ended March 31, 2014, include the operating results of the acquired assets and assumed liabilities since the acquisition date of July 26, 2013.  Merger and branding related charges of $6.0 million were recorded in the consolidated statement of income for the three months ended March 31, 2014; and include incremental costs related to the closing of certain branch locations, employment related cost, professional cost (legal, accounting and audit related), travel, printing and supplies, and other related costs.

The following table discloses the impact of the merger with FFHI (excluding the impact of merger and branding related expenses) for the three months ended March 31, 2014.  The table also presents comparative pro forma information as if FFHI had been acquired on January 1, 2013.  These results combine the historical results of FFHI in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013.

Merger-related costs of $2.0 million from the acquisition of Savannah were included in the Company’s consolidated statements of income for the three months ended March 31, 2013, and are not included in the pro forma information below.  The Company expects to incur additional expenses related to systems conversions and other costs of integration during the remainder of 2014.  We also expect to achieve further operating cost savings and other business synergies as a result of the systems conversion and integration effort which are not reflected in the pro forma amounts below:

		Pro Forma
	Three Months	Three Months
(Dollars in thousands)	Ended March 31, 2014	Ended March 31, 2013
Total revenues (net interest income plus noninterest income)	$104,021	$112,353
Net operating income available to the common shareholder	$19,776	$18,193

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March, 2014:
State and municipal obligations	$10,891	$538	$(2)	$11,427

December 31, 2013:
State and municipal obligations	$12,426	$480	$(15)	$12,891

March 31, 2013:
State and municipal obligations	$14,598	$957	$—	$15,555

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2014:
Government-sponsored entities debt *	$141,900	$406	$(4,705)	137,601
State and municipal obligations	140,840	2,462	(1,664)	141,638
Mortgage-backed securities **	507,159	5,896	(2,676)	510,379
Corporate stocks	3,161	612	(267)	3,506
	$793,060	$9,376	$(9,312)	$793,124
December 31, 2013:
Government-sponsored entities debt *	$149,708	$185	$(6,899)	$142,994
State and municipal obligations	142,934	1,798	(4,081)	140,651
Mortgage-backed securities **	500,000	4,394	(4,915)	499,479
Corporate stocks	3,161	638	(132)	3,667
	$795,803	$7,015	$(16,027)	$786,791
March 31, 2013:
Government-sponsored entities debt *	$71,408	$515	$(121)	$71,802
State and municipal obligations	144,979	4,308	(391)	148,896
Mortgage-backed securities **	283,348	6,585	(191)	289,742
Corporate stocks	241	172	(1)	412
	$499,976	$11,580	$(704)	$510,852

* - The Company’s government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).  Also included in the Company’s government-sponsored entities are debt securities offered by the Small Business Administration (“SBA”), which have the full faith and credit backing of the United States Government.

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2014:
Federal Home Loan Bank stock	$7,484	$—	$—	$7,484
Investment in unconsolidated subsidiaries	3,034	—	—	3,034
	$10,518	$—	$—	$10,518
December 31, 2013:
Federal Home Loan Bank stock	$10,352	$—	$—	$10,352
Investment in unconsolidated subsidiaries	3,034	—	—	3,034
	$13,386	$—	$—	$13,386
March 31, 2013:
Federal Home Loan Bank stock	$6,163	$—	$—	$6,163
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$7,805	$—	$—	$7,805

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of March 31, 2014 and ultimate recoverability of the par value of these investments is probable.

Note 5 — Investment Securities (Continued)

The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$730	$749	$3,645	$3,697
Due after one year through five years	986	1,028	31,472	31,878
Due after five years through ten years	8,505	8,942	232,778	232,512
Due after ten years	670	708	525,165	525,037
	$10,891	$11,427	$793,060	$793,124

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2014, December 31, 2013 and March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2014:
Securities Held to Maturity
State and municipal obligations	$2	$499	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$4,176	$81,116	$529	$9,409
State and municipal obligations	1,079	62,307	585	14,400
Mortgage-backed securities	2,551	187,215	125	4,288
Corporate Stocks	267	1,964	—	—
	$8,073	$332,602	$1,239	$28,097

December 31, 2013:
Securities Held to Maturity
State and municipal obligations	$15	$486	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$6,899	$112,085	$—	$—
State and municipal obligations	3,901	87,060	180	3,900
Mortgage-backed securities	4,874	263,383	41	2,125
Corporate stocks	132	2,099	—	—
	$15,806	$464,627	$221	$6,025

March 31, 2013:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$121	$27,852	$—	$—
State and municipal obligations	391	27,502	—	—
Mortgage-backed securities	191	26,765	—	—
FHLMC preferred stock	1	9	—	—
	$704	$82,128	$—	$—

Note 5 — Investment Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All securities available for sale in an unrealized loss position as of March 31, 2014 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$319,441	$299,951	$273,488
Commercial non-owner occupied	285,145	291,171	298,707
Total commercial non-owner occupied real estate	604,586	591,122	572,195
Consumer real estate:
Consumer owner occupied	595,652	548,170	443,134
Home equity loans	263,057	257,139	249,356
Total consumer real estate	858,709	805,309	692,490
Commercial owner occupied real estate	845,728	833,513	796,139
Commercial and industrial	333,574	321,824	291,308
Other income producing property	158,186	143,204	131,776
Consumer	147,710	136,410	93,997
Other loans	31,465	33,834	26,393
Total non-acquired loans	2,979,958	2,865,216	2,604,298
Less allowance for loan losses	(34,669)	(34,331)	(41,669)
Non-acquired loans, net	$2,945,289	$2,830,885	$2,562,629

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$39,181	$58,396	$501
Commercial non-owner occupied	52,625	58,598	2,859
Total commercial non-owner occupied real estate	91,806	116,994	3,360
Consumer real estate:
Consumer owner occupied	732,564	742,597	21
Home equity loans	256,963	264,150	34,464
Total consumer real estate	989,527	1,006,747	34,485
Commercial owner occupied real estate	71,607	73,714	12,815
Commercial and industrial	44,183	58,773	15,494
Other income producing property	73,753	74,566	4,080
Consumer	241,325	267,257	—
Total FASB ASC Topic 310-20 acquired loans	$1,512,201	$1,598,051	$70,234

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$21,479	$24,109	$37,869
Commercial real estate	402,505	439,785	347,238
Commercial real estate—construction and development	98,060	114,126	110,059
Residential real estate	444,115	476,689	335,625
Consumer	99,545	103,998	13,168
Commercial and industrial	58,973	68,862	64,986
Single pay	132	129	404
Total FASB ASC Topic 310-30 acquired loans	1,124,809	1,227,698	909,349
Less allowance for loan losses	(11,046)	(11,618)	(15,605)
FASB ASC Topic 310-30 acquired loans, net	$1,113,763	$1,216,080	$893,744

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired credit impaired loans at the acquisition date for FFHI (July 26, 2013) are as follows:

	July 26, 2013
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
Contractual principal and interest	$650,331	$222,820	$873,151
Non-accretable difference	(125,701)	(24,719)	(150,420)
Cash flows expected to be collected	524,630	198,101	722,731
Accretable yield	(102,260)	(28,520)	(130,780)
Carrying value	$422,370	$169,581	$591,951

The table above excludes $1.67 billion ($1.71 billion in contractual principal less a $40.6 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and are accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of March 31, 2014 and 2013 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Contractual principal and interest	$1,568,978	$1,700,129	$1,167,760
Non-accretable difference	(212,934)	(222,091)	(108,890)
Cash flows expected to be collected	1,356,044	1,478,038	1,058,870
Accretable yield	(231,235)	(250,340)	(149,521)
Carrying value	$1,124,809	$1,227,698	$909,349
Allowance for acquired loan losses	$(11,046)	$(11,618)	$(15,605)

Income on acquired credit impaired loans that are not impaired at the acquisition date is recognized in the same manner as loans impaired at the acquisition date. A portion of the fair value discount on acquired non- impaired loans has been ascribed as an accretable difference that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following are changes in the carrying value of acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$1,216,080	$969,395
Net reductions for payments, foreclosures, and accretion	(102,889)	(76,506)
Change in the allowance for loan losses on acquired loans	572	855
Balance at end of period, net of allowance for loan losses on acquired loans	$1,113,763	$893,744

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following are changes in the amount of accretable difference for acquired credit impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$250,340	$160,849
Accretion	(28,767)	(21,712)
Reclass of nonaccretable difference due to improvement in expected cash flows	10,750	13,812
Other changes, net	(1,088)	(3,428)
Balance at end of period	$231,235	$149,521

Our loan loss policy adheres to generally accepted accounting principles in the United States as well as interagency guidance.  The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

With the FFHI acquisition, the Company segregated the loan portfolio into performing loans (“non-credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

Note 6 — Loans and Allowance for Loan Losses (Continued)

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable difference and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers of loans greater than $25,000 and the probability of default that is determined based upon historical data at the loan level. The Company changed the threshold of loans reviewed from $500,000 during the second quarter of 2013 to more accurately derive the expected loss in pools where there are few, if any, loans greater than $500,000. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.

An aggregated analysis of the changes in allowance for loan losses is as follows:

		Acquired
	Non-acquired	Credit Impaired
(Dollars in thousands)	Loans	Loans	Total
Three months ended March 31, 2014:
Balance at beginning of period	$34,331	$11,618	$45,949
Loans charged-off	(1,370)	—	(1,370)
Recoveries of loans previously charged off	1,038	—	1,038
Net charge-offs	(332)	—	(332)
Provision for loan losses	670	304	974
Benefit attributable to FDIC loss share agreements	—	(125)	(125)
Total provision for loan losses charged to operations	670	179	849
Provision for loan losses recorded through the FDIC loss share receivable	—	125	125
Reduction due to loan removals	—	(876)	(876)
Balance at end of period	$34,669	$11,046	$45,715

Three months ended March 31, 2013:
Balance at beginning of period	$44,378	$17,218	$61,596
Loans charged-off	(4,607)	—	(4,607)
Recoveries of loans previously charged off	1,045	—	1,045
Net charge-offs	(3,562)	—	(3,562)
Provision for loan losses	853	(855)	(2)
Benefit attributable to FDIC loss share agreements	—	1,062	1,062
Total provision for loan losses charged to operations	853	207	1,060
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,062)	(1,062)
Reduction due to loan removals	—	(758)	(758)
Balance at end of period	$41,669	$15,605	$57,274

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance, December 31, 2013	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(92)	(144)	(216)	(78)	(143)	(60)	(86)	(551)	—	(1,370)
Recoveries	145	331	6	203	13	90	6	244	—	1,038
Provision	(520)	(421)	760	(72)	269	(181)	419	475	(59)	670
Balance, March 31, 2014	$6,322	$3,443	$8,317	$6,122	$2,921	$3,441	$2,848	$1,105	$150	$34,669

Loans individually evaluated for impairment	$563	$39	$106	$72	$1	$21	$617	$2	$—	$1,421
Loans collectively evaluated for impairment	$5,759	$3,404	$8,211	$6,050	$2,920	$3,420	$2,231	$1,103	$150	$33,248

Loans:
Loans individually evaluated for impairment	$6,150	$4,153	$12,799	$2,550	$48	$1,536	$6,498	$88	$—	$33,822
Loans collectively evaluated for impairment	313,291	280,992	832,929	593,102	263,009	332,038	151,688	147,622	31,465	2,946,136

Total non-acquired loans	$319,441	$285,145	$845,728	$595,652	$263,057	$333,574	$158,186	$147,710	$31,465	$2,979,958

Three months ended March 31, 2013
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(2,197)	—	(695)	(150)	(197)	(324)	(339)	(705)	—	(4,607)
Recoveries	258	254	10	89	72	99	9	254	—	1,045
Provision	339	96	150	16	35	71	42	104	—	853
Balance, March 31, 2013	$9,236	$5,271	$8,208	$6,523	$3,536	$4,785	$3,459	$434	$217	$41,669

Loans individually evaluated for impairment	$1,027	$2,059	$623	$200	$—	$84	$809	$—	$—	$4,802
Loans collectively evaluated for impairment	$8,209	$3,212	$7,585	$6,323	$3,536	$4,701	$2,650	$434	$217	$36,867

Loans:
Loans individually evaluated for impairment	$12,057	$4,861	$17,629	$1,177	$—	$1,934	$4,040	$—	$—	$41,698
Loans collectively evaluated for impairment	261,431	293,846	778,510	441,957	249,356	289,374	127,736	93,997	26,393	2,562,600

Total non-acquired loans	$273,488	$298,707	$796,139	$443,134	$249,356	$291,308	$131,776	$93,997	$26,393	$2,604,298

As of March 31, 2014 and 2013, the Company has not recorded any allowance for loan losses for loans acquired and accounted for under FASB ASC Topic 310-20.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3)	126	289	141	(112)	(142)	5	304
Benefit attributable to FDIC loss share agreements	5	(116)	(112)	(138)	101	140	(5)	(125)
Total provision for loan losses charged to operations	2	10	177	3	(11)	(2)	—	179
Provision for loan losses recorded through the FDIC loss share receivable	(5)	116	112	138	(101)	(140)	5	125
Reduction due to loan removals	11	(4)	(561)	(83)	(16)	(220)	(3)	(876)
Balance, March 31, 2014	$311	$1,938	$1,972	$5,190	$410	$1,119	$106	$11,046
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$311	$1,938	$1,972	$5,190	$410	$1,119	$106	$11,046

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	21,479	402,505	98,060	444,115	99,545	58,973	132	1,124,809
Total acquired loans	$21,479	$402,505	$98,060	$444,115	$99,545	$58,973	$132	$1,124,809

Three months ended March 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements	(452)	(675)	856	(55)	(7)	(522)	—	(855)
Benefit attributable to FDIC loss share agreements	429	526	(686)	290	7	496	—	1,062
Total provision for loan losses charged to operations	(23)	(149)	170	235	—	(26)	—	207
Provision for loan losses recorded through the FDIC loss share receivable	(429)	(526)	686	(290)	(7)	(496)	—	(1,062)
Reduction due to loan removals	(219)	—	—	4	—	(531)	(12)	(758)
Balance, March 31, 2013	$4,666	$842	$2,484	$4,156	$89	$3,086	$282	$15,605
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$4,666	$842	$2,484	$4,156	$89	$3,086	$282	$15,605

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	37,869	347,238	110,059	335,625	13,168	64,986	404	909,349

Total acquired loans	$37,869	$347,238	$110,059	$335,625	$13,168	$64,986	$404	$909,349

*—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below), and (iv) the general economic conditions of the markets that we serve.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

•                  Pass—These loans range from minimal credit risk to average, however still acceptable credit risk.

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$284,775	$263,698	$221,162	$253,863	$259,120	$242,738	$799,450	$785,406	$735,463
Special mention	19,692	20,814	29,006	24,523	24,779	36,901	25,850	26,148	28,262
Substandard	14,974	15,439	23,320	6,759	7,272	19,068	20,428	21,959	32,414
Doubtful	—	—	—	—	—	—	—	—	—
	$319,441	$299,951	$273,488	$285,145	$291,171	$298,707	$845,728	$833,513	$796,139

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$321,466	$309,360	$270,759	$139,373	$124,519	$112,843	$1,798,927	$1,742,103	$1,582,965
Special mention	10,098	10,376	11,400	8,530	9,903	9,596	88,693	92,020	115,165
Substandard	2,010	2,088	9,149	10,283	8,753	9,337	54,454	55,511	93,288
Doubtful	—	—	—	—	29	—	—	29	—
	$333,574	$321,824	$291,308	$158,186	$143,204	$131,776	$1,942,074	$1,889,663	$1,791,418

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$549,663	$500,999	$397,998	$248,561	$243,615	$235,428	$146,538	$135,476	$92,698
Special mention	26,618	25,317	23,410	9,093	8,437	8,150	826	646	869
Substandard	19,371	21,854	21,148	5,380	5,064	5,754	346	288	430
Doubtful	—	—	578	23	23	24	—	—	—
	$595,652	$548,170	$443,134	$263,057	$257,139	$249,356	$147,710	$136,410	$93,997

	Other			Consumer Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2014	2013	2013
Pass	$31,465	$33,834	$26,393	$976,227	$913,924	$752,517
Special mention	—	—	—	36,537	34,400	32,429
Substandard	—	—	—	25,097	27,206	27,332
Doubtful	—	—	—	23	23	602
	$31,465	$33,834	$26,393	$1,037,884	$975,553	$812,880

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Pass	$2,775,154	$2,656,027	$2,335,482
Special mention	125,230	126,420	147,594
Substandard	79,551	82,717	120,620
Doubtful	23	52	602
	$2,979,958	$2,865,216	$2,604,298

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$38,150	$57,389	$352	$50,127	$56,539	$1,539	$69,637	$71,984	$12,417
Special mention	106	109	104	1,510	1,565	1,320	315	318	—
Substandard	925	898	45	988	494	—	1,655	1,412	398
Doubtful	—	—	—	—	—	—	—	—	—
	$39,181	$58,396	$501	$52,625	$58,598	$2,859	$71,607	$73,714	$12,815

	Commercial & Industrial			Other Income Producing Property
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2014	2013	2013
Pass	$42,192	$56,777	$6,729	$69,465	$70,812	$1,216
Special mention	942	924	7,862	2,333	2,177	578
Substandard	1,049	1,072	903	1,955	1,577	2,286
Doubtful	—	—	—	—	—	—
	$44,183	$58,773	$15,494	$73,753	$74,566	$4,080

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$729,165	$739,894	$21	$241,895	$246,274	$30,566	$239,336	$266,645	$—
Special mention	334	417	—	4,627	6,733	1,012	465	127	—
Substandard	3,065	2,286	—	10,441	11,143	2,886	1,524	485	—
Doubtful	—	—	—	—	—	—	—	—	—
	$732,564	$742,597	$21	$256,963	$264,150	$34,464	$241,325	$267,257	$—

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 18):

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$11,761	$12,047	$13,492	$232,060	$244,293	$183,889	$34,992	$38,748	$37,605
Special mention	1,054	2,513	3,089	37,932	46,159	61,906	13,183	13,762	18,995
Substandard	8,664	9,549	21,288	132,513	149,333	101,296	49,885	61,616	52,566
Doubtful	—	—	—	—	—	147	—	—	893
	$21,479	$24,109	$37,869	$402,505	$439,785	$347,238	$98,060	$114,126	$110,059

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$190,157	$198,738	$184,684	$7,058	$8,804	$10,215	$33,036	$38,450	$39,960
Special mention	81,960	91,468	51,657	37,072	38,322	933	3,670	3,968	10,685
Substandard	171,925	186,405	98,804	55,415	56,872	2,020	22,267	26,444	14,311
Doubtful	72	78	480	—	—	—	—	—	30
	$444,114	$476,689	$335,625	$99,545	$103,998	$13,168	$58,973	$68,862	$64,986

	Single Pay
	March 31,	December 31,	March 31,
	2014	2013	2013
Pass	$54	$52	$60
Special mention	—	—	51
Substandard	78	77	293
Doubtful	—	—	—
	$132	$129	$404

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In a FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on covered acquired loans, the Company’s risk of loss is mitigated by the FDIC loss share arrangement.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

March 31, 2014
Commercial real estate:
Construction and land development	$1,289	$236	$2,069	$3,594	$315,847	$319,441
Commercial non-owner occupied	1,092	—	2,791	3,883	281,262	285,145
Commercial owner occupied	2,051	923	4,333	7,307	838,421	845,728
Consumer real estate:
Consumer owner occupied	1,826	484	3,559	5,869	589,783	595,652
Home equity loans	843	144	685	1,672	261,385	263,057
Commercial and industrial	316	437	403	1,156	332,418	333,574
Other income producing property	114	493	2,339	2,946	155,240	158,186
Consumer	195	44	79	318	147,392	147,710
Other loans	44	22	32	98	31,367	31,465
	$7,770	$2,783	$16,290	$26,843	$2,953,115	$2,979,958

December 31, 2013
Commercial real estate:
Construction and land development	$557	$476	$2,707	$3,740	$296,211	$299,951
Commercial non-owner occupied	1,780	1	2,684	4,465	286,706	291,171
Commercial owner occupied	457	650	3,601	4,708	828,805	833,513
Consumer real estate:
Consumer owner occupied	1,526	1,107	2,621	5,254	542,916	548,170
Home equity loans	780	214	422	1,416	255,723	257,139
Commercial and industrial	390	105	370	865	320,959	321,824
Other income producing property	950	19	2,634	3,603	139,601	143,204
Consumer	337	142	28	507	135,903	136,410
Other loans	33	36	30	99	33,735	33,834
	$6,810	$2,750	$15,097	$24,657	$2,840,559	$2,865,216

March 31, 2013
Commercial real estate:
Construction and land development	$121	$176	$7,609	$7,906	$265,582	$273,488
Commercial non-owner occupied	699	85	4,236	5,020	293,687	298,707
Commercial owner occupied	2,138	1,482	7,708	11,328	784,811	796,139
Consumer real estate:
Consumer owner occupied	1,631	516	3,425	5,572	437,562	443,134
Home equity loans	1,035	66	354	1,455	247,901	249,356
Commercial and industrial	302	970	703	1,975	289,333	291,308
Other income producing property	907	9	2,351	3,267	128,509	131,776
Consumer	384	12	66	462	93,535	93,997
Other loans	56	22	24	102	26,291	26,393
	$7,273	$3,338	$26,476	$37,087	$2,567,211	$2,604,298

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
March 31, 2014
Commercial real estate:
Construction and land development	$428	$—	$295	$723	$38,458	$39,181
Commercial non-owner occupied	—	—	—	—	52,625	52,625
Commercial owner occupied	—	371	248	619	70,988	71,607
Consumer real estate:
Consumer owner occupied	2,277	45	1,674	3,996	728,568	732,564
Home equity loans	846	339	1,018	2,203	254,760	256,963
Commercial and industrial	211	—	166	377	43,806	44,183
Other income producing property	—	—	334	334	73,419	73,753
Consumer	1,316	144	239	1,699	239,626	241,325
	$5,078	$899	$3,974	$9,951	$1,502,250	$1,512,201

December 31, 2013
Commercial real estate:
Construction and land development	$371	$—	$464	$835	$57,561	$58,396
Commercial non-owner occupied	105	—	17	122	58,476	58,598
Commercial owner occupied	—	71	272	343	73,371	73,714
Consumer real estate:
Consumer owner occupied	3,368	393	1,196	4,957	737,640	742,597
Home equity loans	857	67	625	1,549	262,601	264,150
Commercial and industrial	827	894	282	2,003	56,770	58,773
Other income producing property	431	—	—	431	74,135	74,566
Consumer	291	213	154	658	266,599	267,257
	$6,250	$1,638	$3,010	$10,898	$1,587,153	$1,598,051

March 31, 2013
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$501	$501
Commercial non-owner occupied	—	—	—	—	2,859	2,859
Commercial owner occupied	—	—	—	—	12,815	12,815
Consumer real estate:
Consumer owner occupied	—	—	—	—	21	21
Home equity loans	313	189	—	502	33,962	34,464
Commercial and industrial	5	—	—	5	15,489	15,494
Other income producing property	253	579	—	832	3,248	4,080
	$571	$768	$—	$1,339	$68,895	$70,234

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
March 31, 2014
Commercial loans greater than or equal to $1 million-CBT	$766	$—	$6,917	$7,683	$13,796	$21,479
Commercial real estate	3,993	3,461	23,038	30,492	372,013	402,505
Commercial real estate—construction and development	1,145	1,311	13,220	15,676	82,384	98,060
Residential real estate	12,038	1,827	20,452	34,317	409,797	444,114
Consumer	2,335	593	1,562	4,490	95,055	99,545
Commercial and industrial	4,640	875	4,682	10,197	48,776	58,973
Single pay	—	—	47	47	85	132
	$24,917	$8,067	$69,918	$102,902	$1,021,906	$1,124,808
December 31, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$7,217	$7,217	$16,892	$24,109
Commercial real estate	4,493	3,728	24,362	32,583	407,202	439,785
Commercial real estate—construction and development	4,847	9,166	17,567	31,580	82,546	114,126
Residential real estate	13,794	3,792	27,061	44,647	432,042	476,689
Consumer	2,390	552	2,050	4,992	99,006	103,998
Commercial and industrial	3,875	634	3,829	8,338	60,524	68,862
Single pay	—	—	46	46	83	129
	$29,399	$17,872	$82,132	$129,403	$1,098,295	$1,227,698
March 31, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$15,903	$15,903	$21,966	$37,869
Commercial real estate	7,224	2,233	14,868	24,325	322,913	347,238
Commercial real estate—construction and development	4,614	1,396	13,376	19,386	90,673	110,059
Residential real estate	5,766	4,932	19,742	30,440	305,185	335,625
Consumer	175	197	671	1,043	12,125	13,168
Commercial and industrial	490	1,011	4,131	5,632	59,354	64,986
Single pay	51	—	268	319	85	404
	$18,320	$9,769	$68,959	$97,048	$812,301	$909,349

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
March 31, 2014
Commercial real estate:
Construction and land development	$8,607	$1,916	$4,234	$6,150	$563
Commercial non-owner occupied	4,948	1,479	2,674	4,153	39
Commercial owner occupied	16,690	8,641	4,157	12,798	106

Consumer real estate:
Consumer owner occupied	2,895	—	2,550	2,550	72
Home equity loans	118	—	48	48	1

Commercial and industrial	2,174	802	734	1,536	21
Other income producing property	6,891	1,246	5,252	6,498	617
Consumer	114	—	89	89	2
Other loans	—	—	—	—	—
Total impaired loans	$42,437	$14,084	$19,738	$33,822	$1,421

December 31, 2013
Commercial real estate:
Construction and land development	$7,341	$3,555	$2,184	$5,739	$704
Commercial non-owner occupied	3,592	2,681	—	2,681	—
Commercial owner occupied	14,017	10,441	1,119	11,560	10

Consumer real estate:
Consumer owner occupied	3,063	—	3,013	3,013	271
Home equity loans	—	—	—	—	—

Commercial and industrial	477	405	—	405	—
Other income producing property	2,794	554	2,095	2,649	646
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$31,284	$17,636	$8,411	$26,047	$1,631

March 31, 2013
Commercial real estate:
Construction and land development	$22,813	$8,327	$3,730	$12,057	$1,027
Commercial non-owner occupied	7,832	2,675	2,186	4,861	2,059
Commercial owner occupied	21,450	13,138	4,491	17,629	623

Consumer real estate:
Consumer owner occupied	1,238	—	1,177	1,177	200
Home equity loans	—	—	—	—	—

Commercial and industrial	3,105	1,596	338	1,934	84
Other income producing property	4,700	1,308	2,732	4,040	809
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$61,138	$27,044	$14,654	$41,698	$4,802

Acquired credit impaired loans are accounted for in pools as shown on page 13 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended March 31,
	2014		2013
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$6,031	$19	$12,790	$18
Commercial non-owner occupied	3,633	16	5,168	1
Commercial owner occupied	11,783	41	18,038	48

Consumer real estate:
Consumer owner occupied	1,278	19	1,941	5
Home equity loans	17	—	—	—

Commercial and industrial	929	15	1,438	—
Other income producing property	5,148	27	4,237	8
Consumer	31	2	—	—
Other loans	—	—	—	—
Total Impaired Loans	$28,850	$139	$43,612	$80

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Commercial non-owner occupied real estate:
Construction and land development	$5,305	$5,819	$10,218
Commercial non-owner occupied	2,886	2,912	4,363
Total commercial non-owner occupied real estate	8,191	8,731	14,581
Consumer real estate:
Consumer owner occupied	7,840	8,382	8,200
Home equity loans	1,646	1,128	1,520
Total consumer real estate	9,486	9,510	9,720
Commercial owner occupied real estate	6,383	7,753	11,351
Commercial and industrial	857	586	2,133
Other income producing property	4,154	4,704	5,058
Consumer	119	49	102
Other loans	—	—	—
Restructured loans	8,156	10,690	13,636
Total loans on nonaccrual status	$37,346	$42,023	$56,581

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

The following table presents non-acquired and acquired non-credit impaired loans designated as TDRs segregated by class and type of concession that were restructured during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of loans	Investment	Investment	of loans	Investment	Investment
Interest rate modification
Consumer owner occupied	1	217	217	1	124	124
Total interest rate modifications	1	$217	$217	1	$124	$124

Term modification				—	—	—
Commercial and industrial				1	696	338
Total term modifications	—	$—	$—	1	$696	$338
	1	$217	$217	2	$820	$462

At March 31, 2014 and 2013, the balance of accruing TDRs was $7.0 million, $5.0 million, respectively.

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of March by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	5	$1,417	—	$—	—	$—
Term modification	1	2,025	—	—	—	—
	6	$3,442	—	$—	—	$—

The amount of specific reserve associated with non-acquired restructured loans was $428,000 at March 31, 2014, none of which was related to the restructured loans that had subsequently defaulted. The Company had $4,000 remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2014.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$93,947	$146,171
Increase (decrease) in expected losses on loans	125	(1,062)
Additional losses (recoveries) on OREO	(643)	841
Reimbursable expenses	676	1,097
Amortization of discounts and premiums, net	(7,078)	(7,171)
Reimbursements from FDIC	(19,043)	(15,536)
Balance at end of period	$67,984	$124,340

The FDIC indemnification asset is measured separately from the related covered assets.  At March 31, 2014, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $31.0 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.  Subsequent to March 31, 2014, the Company expects to receive $8.0 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at March 31, 2014, was estimated to be approximately $3.8 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.4 million related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of March 31, 2014.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at March 31, 2014:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2013	$37,398	$27,520	$64,918
Additions	5,766	6,822	12,588
Write-downs	(2,228)	(773)	(3,001)
Sold	(5,792)	(4,566)	(10,358)
Balance, March 31, 2014	$35,144	$29,003	$64,147

The following is a summary of information pertaining to OREO at March 31, 2013:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Additions	10,542	6,186	16,728
Write-downs	(1,599)	(971)	(2,570)
Sold	(4,745)	(5,228)	(9,973)
Balance, March 31, 2013	$36,446	$34,244	$70,690

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At March 31, 2014, there were 452 properties included in OREO, with 217 uncovered and 235 covered by loss share agreement with the FDIC.  At March 31, 2013, there were 403 properties included in OREO, with 172 uncovered and 231 covered by loss share agreement with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013

Certificates of deposit	$1,452,935	$1,525,567	$1,007,746
Interest-bearing demand deposits	2,915,756	2,893,646	1,855,137
Non-interest bearing demand deposits	1,581,157	1,487,798	995,214
Savings deposits	678,650	647,648	359,282
Other time deposits	2,155	838	1,977
Total deposits	$6,630,653	$6,555,497	$4,219,356

At March 31, 2014, December 31, 2013, and March 31, 2013, the Company had $150.3 million, $166.1 million, and $136.0 million in certificates of deposits greater than $250,000, respectively.  At March 31, 2014, December 31, 2013, and March 31, 2013, the Company had $30.4 million, $34.8 million and $4.8 million, respectively, in traditional, out-of-market brokered deposits.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2014.

The components of net periodic pension expense recognized during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2014	2013

Interest cost	$(277)	$(250)
Expected return on plan assets	487	430
Recognized net actuarial loss	(165)	(301)
Net periodic pension benefit (cost)	$45	$(121)

The Company contributed $300,000 to the pension plan for the three months ended March 31, 2014, and anticipates making similar additional contributions during the remainder of the year.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.  The Company expensed $1,175,119 and $500,000 for the 401(k) plan during the three months ended March 31, 2014 and 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2014	2013
Basic earnings per common share:
Net income available to common shareholders	$15,844	$10,649

Weighted-average basic common shares	23,873	16,787
Basic earnings per common share	$0.66	$0.63

Diluted earnings per share:
Net income available to common shareholders	$15,844	$10,649

Weighted-average basic common shares	23,873	16,787
Effect of dilutive securities	243	167
Weighted-average dilutive shares	24,116	16,954
Diluted earnings per common share	$0.66	$0.63

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Number of shares	22,497	21,361
Range of exercise prices	$61.49-$66.32	$41.45-$41.45

Note 12 — Share-Based Compensation

The Company’s 2004 and 2012 share-based compensation programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”).

Note 12 — Share-Based Compensation (Continued)

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant.  No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock or restricted stock units.

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2014	295,916	$33.26
Granted	22,497	65.59
Exercised	(4,660)	27.70
Expired/Forfeited	(13)	27.22
Outstanding at March 31, 2014	313,740	35.66	5.04	$8,528

Exercisable at March 31, 2014	258,814	33.07	4.24	$7,650

Weighted-average fair value of options granted during the year	$26.44

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three Months Ended
	March 31,
	2014	2013

Dividend yield	1.27%	1.70%
Expected life	6 years	6 years
Expected volatility	43.8%-44.7%	42.4%
Risk-free interest rate	2.10%	1.02%

As of March 31, 2014, there was $935,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.79 years as of March 31, 2014.  The total fair value of shares vested during the three months ended March 31, 2014 was $413,000.

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

Nonvested restricted stock for the three months ended March 31, 2014 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2014	232,547	$35.15
Granted	16,796	61.87
Vested	(13,377)	38.33
Forfeited	(3,204)	41.45
Nonvested at March 31, 2014	232,762	36.81

As of March 31, 2014, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.98 years as of March 31, 2014.  The total fair value of shares vested during the three months ended March 31, 2014 was $513,000.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the three months ended March 31, 2014, the Company accrued at the target RSU award level, or for 85% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2014 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2014	43,820	$51.01
Granted	37,802	61.49
Nonvested at March 31, 2014	81,622	55.87

As of March 31, 2014, there was $3.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.18 years as of March 31, 2014.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2014, commitments to extend credit and standby letters of credit totaled $1.3 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Note 14 — Fair Value (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets
Derivative financial instruments	$1,005	$—	$1,005	$—
Securities available for sale:
Government-sponsored entities debt	137,601	—	137,601	—
State and municipal obligations	141,638	—	141,638	—
Mortgage-backed securities	510,379	—	510,379	—
Corporate stocks	3,506	3,281	225	—
Total securities available for sale	793,124	3,281	789,843	—
Mortgage servicing rights	20,925	—	—	20,925
	$814,227	$3,281	$790,021	$20,925
Liabilities
Derivative financial instruments	$1,460	$—	$1,460	$—

December 31, 2013:
Assets
Derivative financial instruments	$701	$—	$701	$—
Securities available for sale:
Government-sponsored entities debt	142,994	—	142,994	—
State and municipal obligations	140,651	—	140,651	—
Mortgage-backed securities	499,479	—	499,479	—
Corporate stocks	3,667	3,442	225	—
Total securities available for sale	786,791	3,442	783,349	—
Mortgage servicing rights	20,729	—	—	20,729
	$808,221	$3,442	$784,050	$20,729
Liabilities
Derivative financial instruments	$1,857	$—	$1,857	$—

March 31, 2013:
Assets
Derivative financial instruments	$290	$—	$290	$—
Securities available for sale:
Government-sponsored entities debt	$71,802	$—	$71,802	$—
State and municipal obligations	148,897	—	145,083	3,814
Mortgage-backed securities	289,741	—	289,741	—
Corporate stocks	412	387	25	—
Total securities available for sale	$510,852	$387	$506,651	$3,814
	$511,142	$387	$506,941	$3,814
Liabilities
Derivative financial instruments	$1,692	$—	$1,692	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2013.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2013	$3,851	$—
Purchases, issuances and settlements, net	(37)	—
Fair value, March 31, 2013	$3,814	$—

Fair value, January 1, 2014	$20,729	$—
Mortgage and other loan income	(664)	—
Transfers in and/or out of level 3	860	—
Fair value, March 31, 2014	$20,925	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2014 or 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
OREO	$64,147	$—	$—	$64,147
Non-acquired impaired loans	4,725	—	—	4,725

December 31, 2013:
OREO	$64,918	$—	$—	$64,918
Non-acquired impaired loans	13,129	—	—	13,129

March 31, 2013:
OREO	$29,508	$—	$—	$29,508
Non-acquired impaired loans	4,418	—	—	4,418

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

			General	Weighted
	Valuation Technique	Unobservable Input	Range	Average
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25%	4.20%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%	13.88%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014, December 31, 2013 and March 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 35 regarding fair value.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2014
Financial assets:
Cash and cash equivalents	$612,615	$612,615	$612,615	$—	$—
Investment securities	814,533	815,069	13,799	801,270	—
Loans, net of allowance for loan losses, and loans held for sale	5,628,453	5,694,054	—	57,200	5,636,854
FDIC receivable for loss share agreements	67,984	35,255	—	—	35,255
Accrued interest receivable	15,389	15,389	—	3,963	11,426
Mortgage servicing rights	20,925	20,925	—	—	20,925
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	827	827	—	827	—
Financial liabilities:
Deposits	6,630,653	6,370,810	—	6,370,810	—
Federal funds purchased and securities sold under agreements to repurchase	254,985	254,985	—	254,985	—
Other borrowings	100,963	102,971	—	102,971	—
Accrued interest payable	4,854	4,854	—	4,854	—
Interest rate swap — cash flow hedge	908	908	—	908	—
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	374	374	—	374	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,494	—	15,494	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2013
Financial assets:
Cash and cash equivalents	$479,461	$479,461	$479,461	$—	$—
Investment securities	812,603	813,068	16,828	796,240	—
Loans, net of allowance for loan losses, and loans held for sale	5,675,602	5,742,078	—	30,586	5,711,492
FDIC receivable for loss share agreements	93,947	48,512	—	—	48,512
Accrued interest receivable	15,024	15,024	—	3,482	11,542
Mortgage servicing rights	20,729	20,729	—	—	20,729
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	523	523	—	523	—
Financial liabilities:
Deposits	6,555,497	6,313,543	—	6,313,543	—
Federal funds purchased and securities sold under agreements to repurchase	211,401	211,401	—	211,401	—
Other borrowings	102,060	92,751	—	92,751	—
Accrued interest payable	5,388	5,388	—	5,388	—
Interest rate swap — cash flow hedge	914	914	—	914	—
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	765	765	—	765	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,555	—	15,555	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2013
Financial assets:
Cash and cash equivalents	$495,869	$495,869	$495,869	$—	$—
Investment securities	533,255	534,212	8,192	522,206	3,814
Loans, net of allowance for loan losses, and loans held for sale	3,577,056	3,601,445	—	50,449	3,550,996
FDIC receivable for loss share agreements	124,340	86,049	—	—	86,049
Accrued interest receivable	10,669	10,669	—	3,068	7,601
Interest rate swap — non-designated hedge	290	290	—	290	—
Financial liabilities:
Deposits	4,219,356	4,119,850	—	4,119,850	—
Federal funds purchased and securities sold under agreements to repurchase	328,701	328,701	—	328,701	—
Other borrowings	54,638	55,712	—	55,712	—
Accrued interest payable	1,602	1,602	—	1,602	—
Interest rate swap — cash flow hedge	1,402	1,402	—	1,402	—
Interest rate swap — non-designated hedge	290	290	—	290	—
Off balance sheet financial instruments:
Commitments to extend credit	—	6,208	—	6,208	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Loss

The changes in each components of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	—	(1,982)	18	(1,964)
Amounts reclassified from accumulated other comprehensive loss	—	—	45	45
Net comprehensive income (loss)	—	(1,982)	63	(1,919)
Balance at March 31, 2013	$(7,458)	$6,782	$(867)	$(1,543)

Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	—	5,666	(44)	5,622
Amounts reclassified from accumulated other comprehensive loss	—	—	47	47
Net comprehensive income	—	5,666	3	5,669
Balance at March 31, 2014	$(3,585)	$93	$(562)	$(4,054)

Note 15 — Accumulated Other Comprehensive Loss (Continued)

The table below presents the reclassifications out of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014:

	Amount Reclassified from
Accumulated Other Comprehensive	Accumulated Other
Loss Component	Comprehensive Loss	Income Statement Line Item Affected

Gains and losses on cash flow hedges:
Interest rate contracts	$76	Interest expense
	(29)	Provision for income taxes
	47	Net income

Total reclassifications for the period	$47

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $3,000 for the three months ended March 31, 2014, compared to an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $63,000 for the three months ended March 31, 2013.  The Company recognized a $908,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2014, compared to a $1.4 million liability recognized at March 31, 2013. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2014 and 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2014 and 2013, the Company was required to provide $1.0 million and $1.6 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

Customer Swap

As of March 31, 2014, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.  These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2014, the interest rate swaps had an aggregate notional amount of approximately $4.2 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $178,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2014.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of March 31, 2014, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $178,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of March 31, 2014, the Company provided $354,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at March 31, 2014, it would have been required to settle its obligations under the agreement at the termination value, $178,000.

Mortgage Banking

The Company also has derivatives contracts that were classified as non-designated hedges that were acquired through the merger transaction with FFHI.  These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when-issued securities are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  The Company does not elect hedge accounting treatment for any of these derivative instruments acquired through the merger with FFHI and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Consolidated Statements of Operations in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On March 31, 2014, the Company had derivative financial instruments outstanding with notional amounts totaling $75.5 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $374,000 at March 31, 2014.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013

Mortgage loan pipeline*	$68,433	$44,678	$—
Expected closures	51,325	33,508	—
Fair Value of mortgage loan pipeline commitments	349	112	—
Forward commitments	60,351	36,230	—
Fair value of forward commitments	250	296	—

*Represents at risk mortgage pipeline generally sold servicing retained to the agencies

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

The Company’s capital adequacy ratios are reflected below:

	March 31,	December 31,	March 31,
	2014	2013	2013

First Financial Holdings, Inc.:
Tier 1 risk-based capital	12.78%	13.58%	13.21%
Total risk-based capital	13.67%	14.47%	14.47%
Tier 1 leverage	8.68%	9.30%	8.88%

SCBT:
Tier 1 risk-based capital	12.56%	13.37%	12.92%
Total risk-based capital	13.46%	14.26%	14.19%
Tier 1 leverage	8.54%	9.16%	8.69%

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $319.1 million and $103.3 million for March 31, 2014, and 2013, respectively. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, purchased credit card relationship intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013

Gross carrying amount	$77,660	$77,896	$37,121
Accumulated amortization	(20,092)	(17,988)	(12,941)
	$57,568	$59,908	$24,180

Amortization expense totaled $2.1 million and $1.0 million for the three months ended March 31, 2014, and 2013, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarters ending:
June 30, 2014	$2,084
September 30, 2014	2,080
December 31, 2014	2,052
March 31, 2015	2,016
June 30, 2015	1,963
Thereafter	47,373
$57,568

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.1 billion at both March 31, 2014 and December 31, 2013. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the period from the merger date to March 31, 2014 was $1.3 million.  Servicing fees are recorded in mortgage banking income in the Consolidated Statements of Income.

At March 31, 2014 and December 31, 2013, mortgage servicing rights (“MSRs”) were $20.9 million and $20.7 million, respectively, on the consolidated balance sheet.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Operations. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2014 was a loss of $208,000.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge for the three months ended March 31, 2014.

Three Months Ended
(Dollars in thousands)	March 31, 2014
Increase/(Decrease) in fair value of MSRs	$(208)
Decay of MSRs	(456)
Gains/(Losses) related to derivatives	795
Net effect on Statements of Income	$131

The following table is an analysis of the activity in the MSRs for the three months ended March 31, 2014.

Three Months Ended
(Dollars in thousands)	March 31, 2014
Balance at beginning of the period	$20,729
Additions:
Servicing assets that resulted from transfers of financial assets	860
Increase in fair value due to change in valuation inputs or assumptions	(208)
Decay in fair value:
Due to increases in principal paydowns or runoff	(456)
Carrying value at end of period	$20,925

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

The characteristics and sensitivity analysis of the MSR are included in the following table as of March 31, 2014.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.0%	99.0%
Adjustable-rate mortgage loans	1.0%	1.0%
Total	100.0%	100.0%

Weighted average life	6.68 years	6.91 years
Constant Prepayment rate (CPR)	10.5%	10.2%
Weighted average discount rate	9.9%	10.1%
Effect on fair value due to change in interest rates
25 basis point increase	$1,042	$1,059
50 basis point increase	1,937	1,964
25 basis point decrease	(1,218)	(1,248)
50 basis point decrease	(2,240)	(2,255)

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

Custodial escrow balances maintained in connection with the loan servicing were $13.2 million at March 31, 2014.

Mandatory cash forwards and whole loan sales were $115.6 million for the three months ended March 31, 2014, of which $87.8 million or 76.0% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $57.2 million, $30.6 million, and $50.4 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.  At March 31, 2014, the $57.2 million balance of loans held for sale also included $17.6 million of credit card loans that the Company decided to market.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, SCBT (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  We operate as NCBT, a division of the Bank, in Mecklenburg County of North Carolina, Community Bank & Trust (“CBT”), a division of the Bank, in northeast Georgia, The Savannah Bank, a division of the Bank, in coastal Georgia, and First Federal Bank (“First Federal”), a division of the Bank, in coastal South Carolina and North Carolina. The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned broker dealer.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At March 31, 2014, we had approximately $8.0 billion in assets and 2,104 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013 and March 31, 2013.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Preferred Stock Redemption

On March 28, 2014, the Company redeemed all 65,000 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The shares had a liquidation preference of $1,000 per share, and dividends were accruing at 9% per annum.

Name Change

On February 17, 2014, the Company announced its plan to change the name of SCBT to “South State Bank.”  The Company also plans to change the name of the Company to “South State Corporation,” which was approved by the Company’s shareholders at the 2014 annual meeting of shareholders held on April 22, 2014.  The change to the new names for SCBT and the Company is expected to occur between June 30, 2014 and July 21, 2014.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of March 31, 2014, December 31, 2013 and March 31, 2013, the balance of goodwill was $319.1 million, $319.1 million, and $103.3 million, respectively.  The increase from the balance at March 31, 2013 was the result of the FFHI merger, which added $215.8 million in additional goodwill.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of March 31, 2014, book value was $38.73 per share.  The lowest trading price during the first three months of 2014, as reported by the NASDAQ Global Select Market, was $56.88 per share, and the stock price closed on March 31, 2014 at $62.62, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2014, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, client list intangibles, noncompetition (“noncompete”) intangibles, and purchased credit card relationships (“PCCRs”) intangible consist of costs that resulted from the acquisition of other banks from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. PCCR intangibles result when existing credit card receivables are acquired at a premium and represent the right to conduct ongoing credit card business dealings with the cardholders. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of March 31, 2014, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses to the unaudited condensed consolidated financial statements.

Results of Operations

We reported consolidated net income available to common shareholders of $15.8 million, or diluted earnings per share (“EPS”) of $0.66, for the first quarter of 2014 as compared to consolidated net income available to common shareholders of $10.6 million, or diluted EPS of $0.63, in the comparable period of 2013.  This $5.2 million increase was the net result of the following items:

•                  Improved net interest income of $29.5 million due primarily to acquisition of FFHI and the increase in average earning assets of $2.4 billion which increased interest income by $31.2 million and the yield to 5.18%.  Average interest-bearing liabilities increased $1.8 billion, and the related interest expense increased $1.6 million with a yield of 0.30%, three basis points higher than a year ago;

•                  An decrease in the provision for loan losses by $211,000 over the comparable quarter;

•                  An increase in noninterest income totaling $11.2 million, due in large part to the acquisition FFHI;

•                  An increase in all categories of noninterest expense totaling $31.0 million.  The larger increases were $15.8 million in salaries and benefits, $4.0 million in merger expenses, $2.2 million in net occupancy, $1.1 million in amortization of intangibles, $1.2 million in OREO and loan related expense, $1.2 million in furniture and equipment expense, and $2.0 million in other expense; and

•                  An increase in the provision for income taxes of $3.7 million due to higher pre-tax income.

Our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2013.  Non-acquired nonperforming assets declined from $55.7 million at December 31, 2013 to $49.6 million at March 31, 2014.  Compared to the balance of nonperforming assets at March 31, 2013, nonperforming assets decreased $26.8 million due to a reduction in nonperforming loans of $19.3 million and a reduction in non-acquired OREO of $7.5 million.  Our non-acquired OREO decreased by $1.3 million since December 31, 2013 to $12.2 million at March 31, 2014.  During the first quarter of 2014, classified assets declined by $4.5 million from December 31, 2013 to $91.8 million.  Since March 31, 2013 classified assets have declined by $49.4 million.  Annualized net charge-offs for the first quarter of 2014 were 0.05%, down from the fourth quarter of 2013 of 0.26% and down from the first quarter of 2013 of 0.56%.

The allowance for loan losses decreased to 1.16% of total non-acquired loans at March 31, 2014, down from 1.20% at December 31, 2013 and 1.60% at March 31, 2013.  The allowance provides 0.93 times coverage of nonperforming loans at March 31, 2014, higher than 0.81 times at December 31, 2013, and 0.73 times at March 31, 2013.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  In general, increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing for those assets that are covered.  When a provision for loan losses (impairments) have been recognized in earlier periods, subsequent improvement in cash flows will result in reversals of those impairments.

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the first quarter of 2014 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  Removals from the loan pools due to repayments, charge offs, and transfers to other real estate owned or other assets owned through foreclosures resulted in a decline in loan accretion income of $1.2 million from the fourth quarter of 2013; and compared to the first quarter of 2013, there was a large increase in loan accretion income of $27.7 million primarily from the FFHI merger; and

•                  The negative accretion of the indemnification asset also decreased by approximately $350,000 compared to the fourth quarter of 2013, and by $93,000 compared to the first quarter of 2013.  This was primarily the result of the decline in the difference between the net carrying value of the FDIC indemnification asset and projected cash flows of this indemnification asset.

As of March 31, 2014, the Company had not made any changes to the estimated cash flow assumptions or expected losses for the acquired loans from the merger with FFHI.

Compared to the fourth quarter of 2013, our non-acquired loan portfolio has increased $114.7 million, or 16.0% annualized, to $3.0 billion, driven by increases in all categories, except commercial non-owner occupied loans and other loans.  Consumer real estate lending increased by $53.4 million, or 26.5% annualized; consumer non real estate lending by $11.3 million, or 33.1% annualized; other income producing property lending by of $15.0 million, or 41.9% annualized; commercial owner occupied loans of $12.2 million, or 5.9% annualized; construction and land development of $19.5 million or 26.0% annualized; and in commercial and industrial of $11.8 million, or 14.6% annualized.  The acquired loan portfolio decreased by $188.7 million due to continued charge-offs, transfers to OREO and payoffs.  Since March 31, 2013, the non-acquired loan portfolio has grown by $375.7 million, or 14.4%, in most categories.  Consumer real estate loans have led the way and increased by $166.2 million, or 24.0%, in the past year.

Non-taxable equivalent net interest income for the quarter increased $29.5 million or 54.9% compared to the first quarter of 2013.  Non-taxable equivalent net interest margin increased by 8 basis points to 4.94% from the first quarter of 2013 of 4.86% due to the increase in average earning assets.  Compared to the fourth quarter of 2013, net interest margin (taxable equivalent) increased by 7 basis points.  Interest earning assets yield increased by 6 basis points primarily from the increase in the yield of the acquired loan portfolios.  Interest bearing liabilities rate decreased by 2 basis points compared to the fourth quarter of 2013 from 3 basis point decrease in the rates on certificate of deposit balances.

Our quarterly efficiency ratio decreased to 73.8% compared to 79.2% in the fourth quarter of 2013, and increased from 72.4% in the first quarter of 2013.  The decrease in the efficiency ratio compared to the fourth quarter of 2013 was the result of $6.5 million reduction in noninterest expense from decreases in every category with the exception of the FDIC assessment and regulatory charges.  The increase in the efficiency ratio over the first quarter of 2013 was the result of a 66.7% increase in noninterest expense, a 117.1% increase in noninterest income, and a 54.9% increase in net interest income compared to the first quarter of 2013.  Compared to the first quarter of 2013 noninterest expense was up $31.0 million with a $4.0 million increase in merger expenses, $15.8 million increase in salaries and employee benefits, $2.2 million in net occupancy expense, and $2.0 million in other noninterest expense.  Excluding OREO and merger and branding related expenses, the efficiency ratio was 64.1% for the first quarter of 2014, compared to 66.3% for the fourth quarter of 2013 and 64.5% for the first quarter of 2013.

Diluted EPS increased to $0.66 for the first quarter of 2014 from $0.63 for the comparable period in 2013, and basic EPS increased to $0.66 for the first quarter of 2014 from $0.64 for the comparable period in 2013.  The increase in both diluted and basic EPS reflects the 48.8% increase in net income available to common shareholders compared to the 42.2% increase in weighted average basic and diluted common shares.

Selected Figures and Ratios

	Three Months Ended
	March, 31
(Dollars in thousands)	2014	2013

Return on average assets (annualized)	0.86%	0.84%
Return on average common equity (annualized)	6.89%	8.45%
Return on average equity (annualized)	6.90%	8.45%
Return on average tangible common equity (annualized)*	12.59%	11.92%
Return on average tangible equity (annualized)*	12.03%	11.92%
Dividend payout ratio **	28.91%	28.75%
Equity to assets ratio	11.69%	10.00%
Average shareholders’ common equity (in thousands)	$931,961	$511,392
Average shareholders’ equity (in thousands)	$994,073	$511,392

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the three months ended March 31, 2014, return on average assets (“ROAA”) and return on average tangible equity increased compared to the same period in 2013.  The increases were driven by a 58.9% increase in net income while average total assets increased 55.6%.  The increase in average total assets reflects the additions from the FFHI acquisition.

•                  Dividend payout ratio increased to 28.9% for the three months ended March 31, 2014 compared with 28.8% for the three months ended March 31, 2013.  The increase from the comparable period in 2013 primarily reflects the higher dividend paid at $0.19 per share vs. $0.18 per share and the additional shares from the FFHI acquisition.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 11.7% at March 31, 2014 compared with 10.0% at March 31, 2013.  The increase in the equity to assets ratio reflects a 55.4% increase in assets as a result of the FFHI acquisition compared to the 81.7% increase in equity as a result of the Company’s retained earnings and the issuance of $446.4 million in equity (both common and preferred) in the FFHI acquisition partially offset by the redemption of $65.0 million of preferred stock.

•                  Quarterly average shareholders’ equity increased $482.7 million, or 94.4%, from the quarter ended March 31, 2013 driven by the issuance of $446.4 million in common and preferred equity in the FFHI acquisition in the third quarter of 2013.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Return on average tangible equity (non-GAAP)	12.03%	11.92%
Effect to adjust for intangible assets	-5.13%	-3.47%
Return on average equity (GAAP)	6.90%	8.45%

Adjusted average shareholders’ equity (non-GAAP)	$616,808	$386,135
Average intangible assets	377,265	125,257
Average shareholders’ equity (GAAP)	$994,073	$511,392

Adjusted net income (non-GAAP)	$18,299	$11,345
Amortization of intangibles	(2,104)	(1,034)
Tax effect	722	338
Net income (GAAP)	$16,917	$10,649

Return on average common tangible equity (non-GAAP)	12.59%	11.92%
Effect to adjust for intangible assets	-5.70%	-3.47%
Return on average common equity (GAAP)	6.89%	8.45%

Adjusted average common shareholders’ equity (non-GAAP)	$554,696	$386,135
Average intangible assets	377,265	125,257
Average common shareholders’ equity (GAAP)	$931,961	$511,392

Adjusted net income available to common shareholders (non-GAAP)	$17,226	$11,345
Amortization of intangibles	(2,104)	(1,034)
Tax effect	722	338
Net income available to common shareholders (GAAP)	$15,844	$10,649

The returns on average tangible equity and average tangible common equity are non-GAAP financial measures. They exclude the effect of the average balance of intangible assets and add back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that these non-GAAP measures provide additional useful information, particularly since these measures are widely used by industry analysts following companies with prior merger and acquisition activities.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results of financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin increased by five basis points from the first quarter of 2013, due primarily to the growth in interest earning assets from the FFHI acquisition and organic loan growth, partially offset by a three basis point increase in funding cost from 0.27% in the first quarter of 2013 to 0.30% in the first quarter of 2014.  The net interest margin increased by 8 basis points from the fourth quarter of 2013 to 4.99%.  Yields on average earning assets increased by 6 basis points from the fourth quarter of 2013 while the rate on average interest bearing liabilities decreased by 2 basis points.  Compared to March 31, 2013, the yield on interest earning assets increased by 11 basis points.

The Company remained in an excess liquidity position during the first quarter of 2014, and the impact represented an estimated 17 basis points reduction in the net interest margin compared to 24 basis points from the fourth quarter of 2013.

Net interest income increased from the first quarter of 2013 and was driven by growth in average interest-earning assets due to the FFHI acquisition as well as organic growth.  Certificates of deposit increased by 6 basis points from the first quarter of 2013 with the addition of the CDs from the FFHI acquisition.  The year over year increase in interest expense totaled $1.6 million, from the addition of the FFHI acquisition of funding sources.  Non-TE net interest income increased from the first quarter of 2013 as a result of a volume increase in interest-earning assets, primarily as a result of the acquisition of FFHI.  The cost on interest bearing liabilities increased by three basis points comparing the three months ended periods March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Non-TE net interest income	$83,342	$53,801
Non-TE yield on interest-earning assets	5.18%	5.07%
Non-TE rate on interest-bearing liabilities	0.30%	0.27%
Non-TE net interest margin	4.94%	4.86%
TE net interest margin	4.99%	4.94%

Non-TE net interest income increased $29.5 million, or 54.9%, in the first quarter of 2014 compared to the same period in 2013.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 52.4% to $6.8 billion in the first quarter of 2014 compared to the same period last year due largely to the acquisition of FFHI.

•                  Non-TE yield on interest-earning assets for the first quarter of 2014 increased 11 basis points from the comparable period in 2013.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the first quarter of 2014 increased three basis points from the same period in 2013.  The increase since the first quarter of 2013 is a reflection of the addition of FFHI trust preferred securities at a fixed rate of 7% and a higher rate on the certificates of deposits acquired in the FFHI acquisition.

•                  TE net interest margin increased by five basis points in the first quarter of 2014, compared to the first quarter of 2013.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale) increased by $2.0 billion, or 56.7%, at March 31, 2014 as compared to the same period in 2013.  Acquired covered loans increased by $41.0 million and acquired non-covered loans increased by $1.6 billion due the FFHI acquisition partially offset by principal payments, charge offs, and foreclosures.  Non-acquired loans or legacy SCBT loans increased by $375.7 million, or 14.4%, from March 31, 2013 to March 31, 2014.  The increase was driven by loan growth in commercial owner occupied loans of $49.6 million, consumer owner occupied loans of $152.5 million, commercial and industrial loans of $42.3 million, consumer loans of $53.7 million, construction and land development loans of $46.0 million, other income producing property loans of $26.4 million, home equity loans of $13.7 million, and other loans of $5.1 million.  Commercial non-owner occupied loans decreased $13.6 million from March 31, 2013 to March 31, 2014.

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2014	Total	2013	Total	2013	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$37,757	0.7%	$43,396	0.8%	$36,941	1.0%
Commercial non-owner occupied	50,814	0.9%	53,525	0.9%	47,594	1.3%
Total commercial non-owner occupied real estate	88,571	1.6%	96,921	1.7%	84,535	2.4%
Consumer real estate:
Consumer owner occupied	37,111	0.7%	38,946	0.7%	41,879	1.2%
Home equity loans	34,627	0.6%	35,884	0.6%	21,370	0.6%
Total consumer real estate	71,738	1.3%	74,830	1.3%	63,249	1.8%
Commercial owner occupied real estate	78,861	1.4%	88,722	1.6%	43,395	1.2%
Commercial and industrial	11,964	0.2%	14,475	0.3%	10,742	0.3%
Other income producing property	29,471	0.5%	31,739	0.6%	37,366	1.0%
Consumer non real estate	1,772	0.0%	1,878	0.0%	2,107	0.1%
Total acquired covered loans	282,377	5.0%	308,565	5.5%	241,394	6.8%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	96,981	1.7%	129,289	2.3%	82,885	2.3%
Commercial non-owner occupied	204,094	3.6%	226,530	4.0%	169,504	4.7%
Total commercial non-owner occupied real estate	301,075	5.3%	355,819	6.3%	252,389	7.0%
Consumer real estate:
Consumer owner occupied	951,131	16.9%	974,392	17.1%	98,117	2.7%
Home equity loans	324,686	5.8%	335,241	5.9%	75,039	2.1%
Total consumer real estate	1,275,817	22.7%	1,309,633	23.0%	173,156	4.8%
Commercial owner occupied real estate	200,370	3.6%	211,030	3.7%	132,851	3.7%
Commercial and industrial	76,016	1.4%	98,046	1.7%	64,913	1.8%
Other income producing property	160,498	2.9%	171,544	3.0%	106,019	3.0%
Consumer non real estate	340,857	6.1%	371,112	6.5%	8,861	0.2%
Total acquired non-covered loans	2,354,633	42.0%	2,517,184	44.2%	738,189	20.5%
Total acquired loans	2,637,010	47.0%	2,825,749	49.7%	979,583	27.3%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	319,441	5.7%	299,951	5.3%	273,488	7.6%
Commercial non-owner occupied	285,145	5.1%	291,170	5.1%	298,707	8.3%
Total commercial non-owner occupied real estate	604,586	10.8%	591,121	10.4%	572,195	15.9%
Consumer real estate:
Consumer owner occupied	595,652	10.6%	548,170	9.6%	443,134	12.4%
Home equity loans	263,057	4.7%	257,139	4.5%	249,356	7.0%
Total consumer real estate	858,709	15.3%	805,309	14.1%	692,490	19.4%
Commercial owner occupied real estate	845,728	15.0%	833,513	14.6%	796,139	22.2%
Commercial and industrial	333,574	5.9%	321,824	5.7%	291,308	8.1%
Other income producing property	158,186	2.8%	143,204	2.5%	131,776	3.7%
Consumer non real estate	147,710	2.6%	136,410	2.4%	93,997	2.6%
Other	31,465	0.6%	33,835	0.6%	26,393	0.8%
Total non-acquired loans	2,979,958	53.0%	2,865,216	50.3%	2,604,298	72.7%
Total loans (net of unearned income)	$5,616,968	100.0%	$5,690,965	100.0%	$3,583,881	100.0%

Note: Loan data excludes loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Our acquired loan portfolio, covered and non-covered, decreased this quarter by $188.7 million. The percentage of non-acquired loans for each category is described below.  Non-acquired commercial non-owner occupied real estate loans represented 10.8% of total loans as of March 31, 2014 a decrease from 15.9% of total loans at the end of the same period for 2013 and an increase from 10.4% of total loans at December 31, 2013.  At March 31, 2014, non-acquired construction and land development loans represented 5.7% of our total loan portfolio, a decrease from 7.6% of our total loan portfolio at March 31, 2013.  At March 31, 2014, non-acquired construction and land development loans consisted of $214.7 million in land and lot loans and $104.7 million in construction loans, which represented 7.2% and 3.5%, respectively, of our total non-acquired loan portfolio.  At December 31, 2013, non-acquired construction and land development loans consisted of $206.5 million in land and lot loans and $93.4 million in construction loans, which represented 7.2% and 3.3%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Average total loans	$5,647,034	$3,573,555
Interest income on total loans	81,521	52,002
Non-TE yield	5.85%	5.90%

Interest earned on loans increased $29.5 million, or 56.8%, in the first quarter of 2014 compared to the first quarter of 2013.  Some key highlights for the quarter ended March 31, 2014 are outlined below:

•                  Our non-TE yield on total loans decreased five basis points during the first quarter of 2014 and average total loans increased 58.0%, as compared to the first quarter of 2013.  The increase in average total loans was a result of the growth in both non-acquired loans, due to organic growth, and acquired loans, due to the FFHI acquisition during 2013.  The acquired loan portfolio effective yield declined primarily due to the impact of the FFHI acquisition.  This resulted in a yield of 7.56%, compared to approximately 9.51% one year ago.

•                  Acquired covered loans had a balance of $282.4 million at the end of the first quarter of 2014 compared to $241.4 million in March of 2013.

•                  Acquired non-covered loans grew to a balance of $2.4 billion at the end of the first quarter of 2014 compared to $738.2 million in the comparable period of 2013 due to the loans acquired in the FFHI acquisition.

•                  Non-acquired construction and land development loans increased $46.0 million, or 16.8%, to $319.4 million from the ending balance at March 31, 2013.

•                  Non-acquired commercial non-owner occupied loans decreased $13.6 million, or 4.5%, to $285.1 million from the ending balance at March 31, 2013.

•                  Non-acquired consumer real estate loans increased $166.2 million, or 24.0%, to $858.7 million from the ending balance at March 31, 2013.

•                  Non-acquired commercial owner occupied loans increased $49.6 million, or 6.2%, to $845.7 million from the ending balance at March 31, 2013.

•                  Non-acquired commercial and industrial loans increased $42.3 million, or 14.5%, to $333.6 million from the ending balance at March 31, 2013.

•                  Non-acquired consumer non-real estate loans increased $53.7 million, or 57.1%, to $147.7 million from the ending balance at March 31, 2013.

•                  Non-acquired other income producing property loans increased $26.4 million, or 20.0%, to $158.2 million from the ending balance at March 31, 2013.

The balance of mortgage loans held for sale increased $26.6 million from December 31, 2013 to $57.2 million at March 31, 2014, and $6.8 million compared to the balance of mortgage loans held for sale at March 31, 2013 of $50.4 million.  Driving the increase in loans held for sale in the first quarter of 2014, the Company decided to market the credit card loan portfolio and reclassified $17.6 million of loans from acquired loans to loans held for sale.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2014, investment securities totaled $814.5 million, compared to $812.6 million at December 31, 2013 and $533.3 million at March 31, 2013.  The increase in investment securities from the comparable period of 2013 was primarily the result of the acquisition of $311.8 million in FFHI investment securities partially offset by the sale of $177.5 million of FFHI securities during the third quarter of 2013.  The securities sold were replaced with $205.9 million of securities during the fourth quarter of 2013. This resulted in quarterly average and period-end balances increasing by 44.8% and 52.7%, respectively, from March 31, 2013.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Average investment securities	$801,263	$553,214
Interest income on investment securities	5,037	3,367
Non-TE yield	2.55%	2.47%

Interest earned on investment securities increased 49.6% in the first quarter of 2014 compared to the first quarter of 2013.  The increase resulted largely from the $248.0 million increase in average investment securities for the first quarter, which was largely the result of the addition of the securities from the FFHI acquisition, as well as an 8 basis point increase in the average yield.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2014:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2014
Government-sponsored entities debt	$141,900	$137,601	$(4,299)	$128,513	$—	$—	$13,387
State and municipal obligations	151,731	153,065	1,334	150,245	375	501	610
Mortgage-backed securities *	507,159	510,379	3,220	—	—	—	507,159
Corporate stocks	3,161	3,506	345	—	—	—	3,161
	$803,951	$804,551	$600	$278,758	$375	$501	$524,317

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing GSE as to the timely payments of principal and interest.  Except for Government National Mortgage Association (“GNMA”) securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At March 31, 2014, we had 199 securities available for sale in an unrealized loss position, which totaled $9.3 million. At December 31, 2013, we had 257 securities available for sale in an unrealized loss position, and totaled $16.0 million.

During the first quarter of 2014 as compared to the first quarter of 2013, the total number of available for sale securities with an unrealized loss position increased by 128 securities, while the total dollar amount of the unrealized loss increased by $8.6 million.

All securities available for sale in an unrealized loss position as of March 31, 2014 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2014.  As of March 31, 2014, the investment in FHLB stock represented approximately $7.5 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Average interest-bearing liabilities	$5,409,046	$3,614,081
Interest expense	3,996	2,368
Average rate	0.30%	0.27%

The average balance of interest-bearing liabilities increased in the first quarter of 2014 compared to the first quarter of 2013 due primarily to the FFHI acquisition in July 2013. The increase in interest expense for the quarter was largely driven by higher balances in all interest-bearing liabilities, with the exception of federal funds purchased and repurchase agreements, even though rates continue to decline or remain stable in all categories, other than federal funds purchased.  Overall, we experienced a 3 basis point increase in the average rate on all interest-bearing liabilities, and a 2 basis point decline from the fourth quarter of 2013.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended March 31, 2014 grew 55.5% from the same period in 2013.

•                  Interest-bearing deposits increased 56.6% to $5.0 billion at March 31, 2014 from the period end balance at March 31, 2013 of $3.2 billion. This was the result of the addition of $2.1 billion interest-bearing deposits from the FFHI acquisition, which was partially offset by a decline in interest-bearing deposits from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended March 31, 2014 decreased two basis points from the comparable period in 2013; however, due to the increase in balances from the FFHI acquisition and core deposit growth there was an increase in interest expense of $209,000 for the first quarter of 2014.

•                  Average certificates of deposit and other time deposits increased 44.5%, up $460.5 million from the average balance in the first quarter of 2013.  Interest expense on certificates of deposit and other time deposits increased $587,000 as a result of the balances acquired in the FFHI acquisition.  The average rate increased six basis points for the three months ended March 31, 2014 as compared to the same period in 2013.

•                  Average other borrowings increased $47.6 million comparing first quarter of 2014 to the first quarter of 2013.  The increase was the result of the FFHI acquisition.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.  Average noninterest-bearing deposits increased $517.3 million, or 53.5%, to $1.5 billion in the first quarter of 2014 compared to $967.7 million at March 31, 2013.  At March 31, 2014, noninterest-bearing deposits were $1.6 billion, exceeding the balance of certificates of deposits of $1.5 billion by $128.2 million.  Excluding the noninterest-bearing deposits acquired in the FFHI acquisition, period end noninterest-bearing deposits increased $135.3 million, or 13.6%, from the balance at March 31, 2013.

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

Loans acquired in the CBT, Habersham, BankMeridian, Peoples, Savannah, and FFHI acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest.  Our estimates of credit losses on loans acquired in the FFHI acquisition continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of March 31, 2014.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements.  Peoples and Savannah acquisitions were not part of any loss share agreements with the FDIC; therefore, there is no offset for any additional losses recorded in a provision for loan losses.  The FFHI acquisition included assets that are both covered and uncovered under FDIC loss share agreements.  See “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the method of accounting for acquired loans.

During the first quarter of 2014, we increased the valuation allowance on acquired loans by $304,000 on certain acquired loan pools due to evidence of minor impairment during the quarterly review process, which resulted in a $179,000 net provision for loan losses on acquired loans (net of the impact of the FDIC loss sharing agreements).

The following tables present a summary of the changes in the ALLL for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014			2013
		Acquired			Acquired
	Non-acquired	Credit Impaired		Non-acquired	Credit Impaired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$34,331	$11,618	$45,949	$44,378	$17,218	$61,596
Loans charged-off	(1,370)	—	(1,370)	(4,607)	—	(4,607)
Recoveries of loans previously charged off	1,038	—	1,038	1,045	—	1,045
Net charge-offs	(332)	—	(332)	(3,562)	—	(3,562)
Provision for loan losses	670	304	974	853	(855)	(2)
Benefit attributable to FDIC loss share agreements	—	(125)	(125)	—	1,062	1,062
Total provision for loan losses charged to operations	670	179	849	853	207	1,060
Provision for loan losses recorded through the FDIC loss share receivable	—	125	125	—	(1,062)	(1,062)
Reductions due to loan removals	—	(876)	(876)	—	(758)	(758)
Balance at end of period	$34,669	$11,046	$45,715	$41,669	$15,605	$57,274

Total non-acquired loans:
At period end	2,979,958			2,604,298
Average	2,909,175			2,576,545
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.05%			0.56%
Allowance for loan losses as a percentage of period end non-acquired loans	1.16%			1.60%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	92.59%			73.49%

The allowance for loan losses as a percent of non-acquired loans reflects a decrease due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the first quarter of 2014 compared to the same quarter in 2013 and to the fourth quarter of 2013.  Our overall net charge offs for the quarter on non-acquired loans was 5 basis points annualized, or $332,000, compared to 56 basis points, or $3.6 million, a year ago and 26 basis points, or $1.8 million, in the fourth quarter of 2013.  The low level of net charge offs may not be sustainable given the remaining uncertainty which exist within the overall economy and markets in which we operate.  Excluding acquired assets, nonperforming loans decreased by $19.3 million during the first quarter of 2014 compared to the first quarter of 2013 and decreased by $4.8 million from the fourth quarter of 2013.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 73.49% at March 31, 2013 to 92.59% at March 31, 2014.

We decreased the ALLL compared to the first quarter of 2013 due primarily to the improvement in asset quality metrics during the first quarter of 2014.  Compared to the fourth quarter of 2013, the ALLL increased due primarily to the 16% annualized loan growth experienced during the first quarter of 2014.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $3.6 million compared to the balance at March 31, 2013 and increased by $548,000 from December 31, 2013.

We have adjusted our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  We currently view that the low level of net charge offs and historical loss rates may not be indicative of the losses inherent in the overall loan portfolio.  Therefore, we have adjusted our qualitative factors to account for the uncertainty which exist in the economy as a whole and within the markets in which we operate.

On a specific reserve basis, the allowance for loan losses decreased by $210,000 from December 31, 2013, and decreased by approximately $3.4 million from March 31, 2013.  However, the loan balances being evaluated for specific reserves increased from $26.0 million at December 31, 2013 to $33.8 million at March 31, 2014.  This increase in loan balances was primarily the result of small balance TDR loans which are now being included and identified for specific reserve review.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended March 31, 2014, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy.  The following table summarizes our NPAs for the past five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2014	2013	2013	2013	2013
Nonaccrual loans (1)	$29,190	$31,333	$38,631	$40,854	$42,945
Accruing loans past due 90 days or more	96	258	122	198	121
Restructured loans - nonaccrual	8,156	10,690	10,837	11,689	13,636
Total nonperforming loans	37,442	42,281	49,590	52,741	56,702
Other real estate owned (“OREO”) (2)	12,187	13,456	16,555	15,950	19,680
Other nonperforming assets (3)	—	—	—	—	—
Total nonperforming assets excluding acquired assets	49,629	55,737	66,145	68,691	76,382
Covered OREO (2)	29,003	27,520	40,543	35,142	34,244
Acquired OREO not covered under loss share	22,957	23,941	18,775	17,536	16,766
Other covered nonperforming assets (3)	1,032	943	718	—	26
Total nonperforming assets including covered assets	$102,621	$108,141	$126,181	$121,369	$127,418

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.66%	1.94%	2.40%	2.56%	2.91%
Total NPAs as a percentage of total assets (5)	0.62%	0.70%	0.82%	1.36%	1.49%
Total NPLs as a percentage of total loans (4)	1.26%	1.48%	1.81%	1.98%	2.18%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.81%	1.88%	2.16%	3.32%	3.47%
Total NPAs as a percentage of total assets	1.28%	1.36%	1.57%	2.41%	2.48%
Total NPLs as a percentage of total loans (4)	0.67%	0.74%	0.86%	1.47%	1.58%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $73.9 million, $85.1 million, $97.4 million, $77.6 million, and $69.0 million as of March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013,  respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired loans, total nonaccrual loans, including restructured loans, were $37.4 million, or 1.26% of total loans, a decrease of $19.3 million or 34.0% from March 31, 2013. The decrease in nonaccrual loans was driven by a decrease in consumer nonaccrual loans of $1.2 million and a decrease in commercial nonaccrual loans of $18.1 million.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $4.8 million during the first quarter of 2014 from the level December 31, 2013.  This decrease was the net result of $581,000 in charge offs, $730,000 in transfers to OREO, $2.9 million in payments, $4.5 million returning to accruing loans, and $4.0 million in additions.

At March 31, 2014, non-acquired OREO decreased by $1.3 million from December 31, 2013.  At March 31 2014, non-acquired OREO consisted of 85 properties with an average value of $156,000, which remained flat from December 31, 2013 when we had 86 properties.  In the first quarter of 2014, we added 10 properties with an aggregate value of $1.9 million into non-acquired OREO, and we sold 11 properties with a basis of $1.0 million in the quarter.  We wrote down 24 OREO properties by $1.7 million during the first quarter of 2014.  Many of these assets were to liquidation levels in anticipation of an auction scheduled for late May 2014.  Our non-acquired OREO balance of $12.2 million at March 31, 2014 is comprised of 16% in the Low Country/Orangeburg region, 27% in the Coastal region (Beaufort to Myrtle Beach), 15% in the Charlotte region, and 19% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $7.9 million, or 0.26%, of total non-acquired loans outstanding at March 31, 2014, compared to $7.2 million, or 0.28%, of total non-acquired loans outstanding at March 31, 2013, and compared to $7.3 million, or 0.25% of total non-acquired loans outstanding at December 31, 2013.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Service charges on deposit accounts	$8,988	$5,761
Bankcard services income	7,124	3,893
Trust and investment services income	4,543	2,314
Mortgage banking income	3,291	3,355
Accretion on FDIC indemnification asset	(7,078)	(7,171)
Other	3,811	1,371
Total noninterest income	$20,679	$9,523

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased 66.3% in the first quarter of 2014 as compared to the same period in 2013.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Bankcard services income increased 83.0%, or $3.2 million.  Debit card income increased 7.8%, or $241,000, due to organic growth as well as an increased customer base resulting from the FFHI acquisition.

•                  Trust and investment services income increased 96.3%, or $2.2 million, driven primarily by the addition of investment services income generated by the FFHI acquisition which added more than $747,000 for the quarter.

•                  Other noninterest income increased $2.4 million, or 178.0%, driven by a $919,000 increase in recoveries on acquired loans.

•                  Negative accretion on the FDIC indemnification asset decreased $93,000, resulting from increases in expected cash flows from the FDIC.  This increase in expected cash flows from the FDIC was driven by declines in the cash flows in certain acquired loan pools.

•                  Mortgage banking income declined $64,000, driven by a reduction in refinancing activities in the secondary market due to rising interest rates, reduced gains from loans sold, and a decline in the fair value hedges related to mortgage banking activity.

Noninterest Expense

	Three Months Ended
	March 31
(Dollars in thousands)	2014	2013

Salaries and employee benefits	$39,093	$23,252
Merger and branding related expense	5,985	1,963
Net occupancy expense	5,590	2,932
Information services expense	4,222	3,192
Furniture and equipment expense	3,754	2,572
OREO expense and loan related	4,269	3,102
Bankcard expense	2,299	1,164
Amortization of intangibles	2,104	1,034
FDIC assessment and other regulatory charges	1,576	1,224
Professional fees	1,341	691
Business development and staff related	1,496	1,228
Advertising and marketing	1,134	842
Other	4,560	3,245
Total noninterest expense	$77,423	$46,441

Noninterest expense increased $31.0 million or 66.7% in the first quarter of 2014 as compared to the same period in 2013.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $15.8 million or 68.1% driven by the addition of staff from the FFHI acquisition, along with increases in both incentive and merit pay for employees.

•                  OREO and loan related expense increased $1.2 million or 37.62% driven by the FFHI acquisition.

•                  Amortization of intangibles increased by $1.1 million due to the amortizing intangibles added from the FFHI acquisition.  This expense is expected to be approximately $2.0 million for the next five quarters.

•                  All other categories of noninterest expense increased primarily as a result of the acquisition of FFHI.

•                  Merger related expenses increased by $4.0 million due to FFHI merger costs related as well as $1.3 million in branding costs.

Income Tax Expense

Our effective income tax rate increased to 34.3% for the three months ended March 31, 2014 compared to 32.7% for the three months ended March 31, 2013.  The higher effective tax rate for the quarter was primarily attributable to tax exempt income on municipal bonds making up a smaller percentage of pre-tax income for the quarter.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2014, shareholders’ equity was $934.2 million, a decrease of $47.3 million, or 4.8%, from $981.5 million at December 31, 2013, and an increase of $420.0 million or 81.7% from $514.2 million at March 31, 2013.  The driving factor for the decrease from year end was the redemption of the $65.0 million preferred stock; in contrast, the increase from the comparable period of 2013 was primarily the result of the issuance of common shares in the FFHI acquisition fair valued at $381.4 million.  Our common equity-to-assets ratio increased to 11.69% at March 31, 2014 from 11.55% at the end of the fourth quarter of 2013 and increased from 10.00% at the end of the comparable period of 2013.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2014	2013	2013

First Financial Holdings, Inc.:
Tier 1 risk-based capital	12.78%	13.58%	13.21%
Total risk-based capital	13.67%	14.47%	14.47%
Tier 1 leverage	8.68%	9.30%	8.88%

SCBT:
Tier 1 risk-based capital	12.56%	13.37%	12.92%
Total risk-based capital	13.46%	14.26%	14.19%
Tier 1 leverage	8.54%	9.16%	8.69%

Compared to December 31, 2013, our Tier 1 risk-based capital and total risk-based capital have decreased due primarily to the decrease in capital as a result of the $65 million redemption of preferred stock partially offset by a decrease in risk-weighted assets.  The growth in capital from the comparable period in 2013 was primarily a result of the issuance of $381.4 million in common equity in the FFHI acquisition.  Our Tier 1 risk-based capital and total risk-based capital have decreased from March 31, 2013 and December 31, 2013 due to capital decreasing faster than the decrease in risk-weighted assets.  The Tier 1 leverage ratio has decreased compared to December 31, 2013, due to the decrease in capital.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Company and the Bank in January 2015.  The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

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

Our legacy SCBT loan portfolio increased by approximately $375.7 million, or about 14.4% compared to the balance at March 31, 2013, and by $114.7 million, or 16.0% annualized compared to the balance at December 31, 2013.  Our investment securities portfolio increased $281.3 million from first quarter 2013 and remained relatively flat compared to fourth quarter 2013. Total cash and cash equivalents were $612.6 million at March 31, 2014 as compared to $479.5 million at December 31, 2013 and $495.9 million at March 31, 2013.

At March 31, 2014, December 31, 2013 and March 31, 2013, the Company had $30.4 million, $34.8 million and $4.8 million, respectively, in traditional, out-of-market brokered deposits and $85.5 million, $85.3 million, and $49.8 million, respectively, of reciprocal brokered deposits.  Total deposits increased $2.4 billion, or 57.1% from March 31, 2013, to $6.6 billion resulting primarily from the FFHI merger; excluding deposits acquired in the FFHI merger, total deposits increased $56.6 million, or 1.3%.  Other borrowings grew by $46.3 million, or 84.8%, from March 31, 2013 due to the addition of First Financial Capital Trust I through the FFHI merger.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to emphasize shorter maturities of such funds.  Our approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2014, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2014, our Bank had $250.7 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2014, our Bank had a total FHLB credit facility of $874.8 million with total outstanding letters of credit consuming $27.4 million and $140,000 in outstanding advances.  The Company had a $30 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plans incorporate several potential stages based on liquidity levels.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  The Company maintains various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, our Company would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our Company.  This could increase our Company’s cost of funds, impacting net interest margins and net interest spreads.

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of March 31, 2014:

				Losses	Losses
				Incurred *	Incurred **	Remaining
	FDIC	Original	Original	By FFCH	By SCBT	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	through	Losses	Mark ***	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	7/26/2013	3/31/2014	for Loans	3/31/2014	Losses

CBT	$233,000	$340,039	$334,082	$—	$308,212	$7,122	$5,139	$320,473
Habersham	94,000	124,363	119,978	—	88,727	5,029	2,686	96,442
BankMeridian	70,827	70,190	67,780	—	28,737	4,106	4,412	37,255
Cape Fear ****	131,000	20,105	17,399	76,122	5,004	12,072	323	93,521
Plantation ****	70,178	24,273	16,176	35,190	10,689	5,306	180	51,365
Total	$599,005	$578,970	$555,415	$111,312	$441,369	$33,635	$12,740	$599,056

* Claimed or claimable loan and OREO losses excluding expenses, net of revenues, from bank failure date through July 26, 2013.

** Claimed or claimable loan and OREO losses excluding expenses, net of revenues, since bank failure date under SCBT ownership.

*** Represents the estimated losses on OREO at period end.  These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

**** For Cape Fear and Plantation, the original estimated gross losses and the original estimated covered losses represent estimated losses subsequent to July 26, 2013.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2014, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $176.1 million at March 31, 2014. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at March 31, 2014, including $265.2 million of loans to lessors of residential buildings, $307.1 million of loans to lessors of nonresidential buildings (except mini-warehouses), $200.7 million of loans to religious organizations, and $261.7 million of loans to offices of physicians, dentists and other health practitioners.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and

“intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, and the following:

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

•                  Merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of FFHI, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters;

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

•                  Cyber security risk related to our dependence on internal computer systems and the technology of outside service providers,  as well as the potential impacts of third-party security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2014 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business, except for those described below.

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

On March 20, 2014, the parties entered into and filed with the court a stipulation of settlement.  The stipulation of settlement is subject to customary conditions, including court approval following notice to Savannah’s shareholders.  If the settlement is finally approved by the Court, the settlement will resolve and release all claims in the action that were or could have been brought challenging any aspect of the Savannah merger, the Savannah merger agreement, and any disclosure made in connection therewith, and that the action will be dismissed with prejudice. There can be no assurance that the court will approve the settlement. In the event the court fails to approve it, the proposed settlement as contemplated by the stipulation may be terminated.

FFHI Litigation.  On March 5, 2013, a purported shareholder of First Financial filed a lawsuit in the Court of Chancery of the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., No. 8386-VCN.  On March 25, 2013, another purported shareholder of FFHI filed a lawsuit in the same court captioned Emmy Moore v. R. Wayne Hall et al., No. 8434-VCN. Each complaint named FFHI, members of FFHI’s board of directors and SCBT as defendants.  The complaints were purportedly brought on behalf of a putative class of FFHI’s common shareholders and sought a declaration that the lawsuits are properly maintainable as a class action with the named plaintiffs as the proper class representatives. Each complaint alleged that FFHI’s board of directors breached their fiduciary duties to FFHI shareholders by attempting to sell FFHI to SCBT by means of an unfair process and for an unfair price and that SCBT aided and abetted these alleged breaches of fiduciary duty. Among other relief, each complaint sought declaratory and injunctive relief to prevent the proposed merger between FFHI and SCBT. On April 18, 2013, the Court of Chancery issued an order consolidating the two lawsuits into one action captioned In re First Financial Holdings, Inc. Shareholder Litigation, No. 8386-VCN, and requiring the plaintiffs to file a single consolidated amended complaint as soon as practicable. On May 7, 2013, the plaintiffs filed a consolidated amended complaint, which generally alleges that FFHI’s board of directors breached their fiduciary duties to FFHI shareholders by attempting to sell FFHI to SCBT by means of an unfair process and for an unfair price and by failing to disclose certain material information about the proposed merger.

On July 16, 2013, SCBT, FFHI and the director defendants entered into a memorandum of understanding (the “FFHI MOU”) with plaintiffs regarding the settlement of the action, subject to the approval of the court.  Pursuant to the terms of the FFHI MOU, SCBT and FFHI agreed to make available additional information to FFHI shareholders regarding the FFHI merger.  In return, the plaintiffs agreed to the dismissal of the lawsuit with prejudice and not to seek any interim relief in favor of the alleged class of FFHI stockholders. On October 30, 2013, the parties entered into and filed with the Delaware court a stipulation of settlement.  On January 24, 2014, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

On May 3, 2013, a purported shareholder of SCBT filed a lawsuit in the Supreme Court of the State of New York in the County of New York captioned Rational Strategies Fund v. Robert R. Hill Jr. et al., No. 651625/2013, naming SCBT and members of its board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of SCBT’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The lawsuit alleges that SCBT and members of its board of directors breached duties by failing to disclose certain material information about the proposed merger between FFHI and SCBT. Among other relief, the Complaint seeks to enjoin the merger.

On July 18, 2013, the court granted a temporary injunction enjoining SCBT from certifying the vote of its shareholders at its special meeting on July 24, 2013 to consider and vote upon the FFHI merger, pending a hearing scheduled for the same date on the defendants’ motion to vacate that temporary injunction. On July 19, 2013, SCBT entered into a memorandum of understanding (the “Rational/FFHI MOU”) with plaintiff regarding the settlement of the action.  Pursuant to the Rational/FFHI MOU, SCBT agreed to make available additional information to SCBT shareholders regarding the FFHI merger, and the plaintiff agreed to jointly request with SCBT that the temporary injunction be lifted so that the results of the special meeting could be certified without any delay or impediment. Under the terms of the Rational/FFHI MOU, SCBT, the SCBT director defendants and the plaintiff have agreed to settle the lawsuit and release the defendants from all claims made by the plaintiff relating to the FFHI merger.

On February 20, 2014, the parties entered into a stipulation of settlement that was later filed with the court.  On March 31, 2014, the court issued an Order for Notice and Hearing, which preliminarily approved the stipulation of settlement, directed that notice of the settlement be given to the former SCBT shareholders, and scheduled a hearing to consider final approval of the settlement for June 3, 2014.  On April 17, 2014, notice of the settlement was mailed to the former SCBT shareholders.  There can be no assurance that the court will approve the settlement.  In the event that the court fails to do so, the proposed settlement as contemplated by the stipulation may be terminated.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)           Not applicable

(c)           Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2014:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1- January 31	(599	)*	$65.62	—	147,872
February 1 - February 28	(1,666	)*	59.39	—	147,872
March 1 - March 31	(1,868	)*	61.53	—	147,872

Total	(4,133)			—	147,872

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

FIRST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: May 9, 2014	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: May 9, 2014	/s/ Keith S. Rainwater
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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of First Financial Holdings, Inc. for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.