Form 10-Q
period 2014-06-30
SOUTH STATE Corp
filed 2014-08-08
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission file number 001-12669

SOUTH STATE CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0799315
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

520 Gervais Street
Columbia, South Carolina	29201
(Address of principal executive offices)	(Zip Code)

(800) 277-2175

(Registrant’s telephone number, including area code)

FIRST FINANCIAL HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2014
Common Stock, $2.50 par value	24,133,813

South State Corporation and Subsidiary

June 30, 2014 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$388,852	$184,611	$157,362
Interest-bearing deposits with banks	6,418	32,632	4,478
Federal funds sold and securities purchased under agreements to resell	194,253	262,218	274,641
Total cash and cash equivalents	589,523	479,461	436,481
Investment securities:
Securities held to maturity (fair value of $11,058, $12,891, and $13,047, respectively)	10,389	12,426	12,427
Securities available for sale, at fair value	795,741	786,791	511,347
Other investments	10,518	13,386	7,805
Total investment securities	816,648	812,603	531,579
Loans held for sale	56,407	30,586	47,980
Loans:
Acquired credit impaired (covered of $243,942, $289,123, and $207,485, respectively; non-covered of $803,394, $931,516 and $613,105, respectively), net of allowance for loan losses	1,047,336	1,220,638	820,590
Acquired non-credit impaired (covered of $7,538, $7,824, and $0, respectively; non-covered of $1,440,045, $1,593,111 and $69,653, respectively)	1,447,583	1,600,935	69,653
Non-acquired	3,174,625	2,865,216	2,665,595
Less allowance for non-acquired loan losses	(35,422)	(34,331)	(38,625)
Loans, net	5,634,122	5,652,458	3,517,213
FDIC receivable for loss share agreements	43,766	86,447	104,048
Other real estate owned (covered of $21,998, $27,520, and $35,142, respectively; non-covered of $31,735, $37,398, and $33,486, respectively)	53,733	64,918	68,628
Premises and equipment, net	184,113	188,114	109,794
Bank owned life insurance	97,933	97,197	43,286
Deferred tax assets	66,780	72,914	36,144
Mortgage servicing rights	21,015	20,729	—
Core deposit and other intangibles	53,371	59,908	23,159
Goodwill	317,385	317,385	103,292
Other assets	58,890	48,778	21,474
Total assets	$7,993,686	$7,931,498	$5,043,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,623,291	$1,487,798	$1,038,382
Interest-bearing	4,952,847	5,067,699	3,144,587
Total deposits	6,576,138	6,555,497	4,182,969
Federal funds purchased and securities sold under agreements to repurchase	280,595	211,401	262,447
Other borrowings	101,045	102,060	54,372
Other liabilities	82,890	81,071	26,698
Total liabilities	7,040,668	6,950,029	4,526,486
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; 0, 65,000, and 0 shares issued and outstanding, respectively	—	1	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,130,006, 24,104,124, and 17,032,061 shares issued and outstanding, respectively	60,325	60,260	42,580
Surplus	699,324	762,354	330,563
Retained earnings	192,961	168,577	153,040
Accumulated other comprehensive income (loss)	408	(9,723)	(9,591)
Total shareholders’ equity	953,018	981,469	516,592
Total liabilities and shareholders’ equity	$7,993,686	$7,931,498	$5,043,078

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$79,322	$53,816	$161,163	$106,199
Investment securities:
Taxable	3,997	2,096	7,878	4,257
Tax-exempt	1,071	1,174	2,227	2,381
Federal funds sold and securities purchased under agreements to resell	441	444	901	862
Total interest income	84,831	57,530	172,169	113,699
Interest expense:
Deposits	2,261	1,463	4,654	3,023
Federal funds purchased and securities sold under agreements to repurchase	89	115	191	251
Other borrowings	1,508	668	3,009	1,340
Total interest expense	3,858	2,246	7,854	4,614
Net interest income	80,973	55,284	164,315	109,085
Provision for loan losses	2,169	179	3,018	1,239
Net interest income after provision for loan losses	78,804	55,105	161,297	107,846
Noninterest income:
Service charges on deposit accounts	9,144	5,736	18,132	11,497
Bankcard services income	7,741	4,245	14,865	8,138
Trust and investment services income	4,812	2,438	9,355	4,752
Mortgage banking income	4,683	1,922	7,974	5,277
Securities gains	88	—	88	—
Accretion of FDIC indemnification assets, net	(5,815)	(7,310)	(12,893)	(14,481)
Other	3,746	1,454	7,557	2,825
Total noninterest income	24,399	8,485	45,078	18,008
Noninterest expense:
Salaries and employee benefits	40,276	23,746	79,369	46,998
Merger and branding related expense	6,510	860	12,495	2,823
Net occupancy expense	5,731	3,272	11,321	6,617
Information services expense	4,313	2,992	8,535	6,184
Furniture and equipment expense	3,264	2,266	7,018	4,783
Bankcard expense	2,187	1,236	4,486	2,400
Amortization of intangibles	2,084	1,022	4,188	2,056
OREO expense and loan related	1,875	2,820	6,144	5,922
FDIC assessment and other regulatory charges	1,267	1,096	2,843	2,320
Professional fees	1,190	760	2,460	1,451
Advertising and marketing	1,054	648	2,188	1,490
Other	6,138	4,167	12,265	8,282
Total noninterest expense	75,889	44,885	153,312	91,326
Earnings:
Income before provision for income taxes	27,314	18,705	53,063	34,528
Provision for income taxes	9,368	6,173	18,200	11,347
Net income	$17,946	$12,532	$34,863	$23,181
Preferred stock dividends	—	—	1,073	—
Net income available to common shareholders	$17,946	$12,532	$33,790	$23,181
Earnings per common share:
Basic	$0.75	$0.75	$1.41	$1.38
Diluted	$0.74	$0.74	$1.40	$1.36
Dividends per common share	$0.20	$0.18	$0.39	$0.36
Weighted-average common shares outstanding:
Basic	23,892	16,790	23,882	16,804
Diluted	24,141	16,990	24,126	16,986

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$17,946	$12,532	$34,863	$23,181
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	7,005	(13,360)	16,163	(16,563)
Tax effect	(2,671)	5,094	(6,163)	6,315
Reclassification adjustment for gains included in net income	(88)	—	(88)	—
Tax effect	34	—	34	—
Net of tax amount	4,280	(8,266)	9,946	(10,248)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(107)	276	(178)	301
Tax effect	41	(105)	68	(115)
Reclassification adjustment for losses included in interest expense	73	76	149	153
Tax effect	(28)	(29)	(57)	(58)
Net of tax amount	(21)	218	(18)	281
Changes in pension plan obligation:
Reclassification adjustment for changes included in net income	330	—	330	—
Tax effect	(127)	—	(127)	—
Net of tax amount	203	—	203	—
Other comprehensive income (loss), net of tax	4,462	(8,048)	10,131	(9,967)
Comprehensive income	$22,408	$4,484	$44,994	$13,214

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2014 and 2013

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income (loss):
Net income	—	—	—	—	—	23,181	—	23,181
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,967)	(9,967)
Total comprehensive income								13,214
Cash dividends declared on common stock at $.36 per share	—	—	—	—	—	(6,127)	—	(6,127)
Employee stock purchases	—	—	4,932	12	183	—	—	195
Stock options exercised	—	—	20,746	51	534	—	—	585
Restricted stock awards	—	—	76,254	191	(191)	—	—	—
Common stock repurchased	—	—	(7,335)	(18)	(347)	—	—	(365)
Share-based compensation expense	—	—	—	—	1,541	—	—	1,541
Balance, June 30, 2013	—	$—	17,032,061	$42,580	$330,563	$153,040	$(9,591)	$516,592

Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income (loss):
Net income	—	—	—	—	—	34,863	—	34,863
Other comprehensive income, net of tax	—	—	—	—	—	—	10,131	10,131
Total comprehensive income								44,994
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $.39 per share	—	—	—	—	—	(9,406)	—	(9,406)
Employee stock purchases			3,251	8	185			193
Stock options exercised	—	—	4,660	12	117	—	—	129
Restricted stock awards	—	—	22,810	57	(57)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(4,839)	(12)	(283)	—	—	(295)
Share-based compensation expense	—	—	—	—	2,007	—	—	2,007
Balance, June 30, 2014	—	$—	24,130,006	$60,325	$699,324	$192,961	$408	$953,018

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34,863	$23,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,540	6,946
Provision for loan losses	3,018	1,239
Deferred income taxes	(80)	2,729
Gain on sale of securities available for sale	(88)	—
Share-based compensation expense	2,007	1,541
Negative accretion on FDIC indemnification asset	12,893	14,481
Accretion of discount related to performing acquired loans	(5,186)	(1,143)
Loss on sale of premises and equipment	287	15
Gain on sale of OREO	(5,368)	(4,976)
Net amortization of premium on investment securities	2,004	2,283
OREO write downs	5,724	3,522
Originations and purchases of mortgage loans for sale	(327,034)	(432,732)
Proceeds from sales of mortgage loans for sale Proceeds from sales of mortgage loans for sale	301,212	450,031
Net change in:
Accrued interest receivable	(2,343)	(1,612)
Prepaid assets	2,886	1,937
FDIC Loss Share Receivable	29,609	27,642
Accrued interest payable	(1,106)	(795)
Accrued income taxes	11,711	6,901
Miscellaneous assets and liabilities	(11,640)	(9,179)
Net cash provided by operating activities	63,909	92,011
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,315	—
Proceeds from maturities and calls of investment securities held to maturity	1,535	3,014
Proceeds from maturities and calls of investment securities available for sale	66,645	89,297
Proceeds from sales of investment securities held to maturity	411	—
Proceeds from sales of other investment securities	2,868	1,963
Purchases of investment securities available for sale	(70,831)	(84,585)
Purchases of other investments	(6,186)	—
Net decrease (increase) in loans	(18,716)	29,510
Purchases of premises and equipment	(10,161)	(4,943)
Proceeds from sale of credit card loans	20,350	—
Proceeds from sale of OREO	36,289	27,393
Proceeds from sale of premises and equipment	1,437	—
Net cash provided by investing activities	32,956	61,649
Cash flows from financing activities:
Net increase (decrease) in deposits	20,639	(115,391)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	69,194	23,826
Repayment of other borrowings	(1,184)	(632)
Common stock issuance	193	195
Preferred stock repurchase	(65,000)	—
Common stock repurchase	(295)	(365)
Dividends paid on preferred stock	(1,073)	—
Dividends paid on common stock	(9,406)	(6,127)
Stock options exercised	129	585
Net cash provided by (used in) financing activities	13,197	(97,909)
Net increase in cash and cash equivalents	110,062	55,751
Cash and cash equivalents at beginning of period	479,461	380,730
Cash and cash equivalents at end of period	$589,523	$436,481

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$4,973	$5,268
Income taxes	$13,039	$5,036

Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $11,680 and $12,893, respectively; and non-covered of $13,781 and $15,170, respectively)	$25,461	$28,063

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

On June 30, 2014, First Financial Holdings, Inc. changed its name to South State Corporation, and SCBT, the wholly-owned bank subsidiary of South State Corporation, changed its name to South State Bank.  Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries.  References to the “Bank” means South State Bank, a South Carolina banking corporation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014,  should be referenced when reading these unaudited condensed consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but does not expect it to have a material impact.

Note 3 — Recent Accounting and Regulatory Pronouncements (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-04”). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 amends FASB ASC 323, Investments — Equity Method and Joint Ventures, to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and should be applied retrospectively. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”).  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company’s financial statements.

Note 4 — Mergers and Acquisitions

The following mergers and acquisitions are referenced throughout this Form 10-Q:

•                  Community Bank & Trust (“CBT”) – January 29, 2010 – “Federal Deposit Insurance Corporation (“FDIC”) purchase and assumption agreement

•                  Habersham Bank (“Habersham”) – February 18, 2011 – FDIC purchase and assumption agreement

•                  BankMeridian, N.A. (“BankMeridian”) – July 29, 2011 – FDIC purchase and assumption agreement

•                  Peoples Bancorporation, Inc. (“Peoples”) – April 24, 2012 – Whole bank acquisition

•                  The Savannah Bancorp, Inc. (“Savannah”) – December 13, 2012 – Whole bank acquisition

•                  Former First Financial Holdings, Inc. (“FFHI”) – July 26, 2013 – Whole bank acquisition with FDIC purchase and assumption agreements of Cape Fear Bank (“Cape Fear”) – April 10, 2009 and Plantation Federal Bank (“Plantation”) – April 27, 2012

“FDIC purchase and assumption agreement” means that only certain assets and liabilities were acquired by the bank from the FDIC.  A “whole bank acquisition” means that the two parties in the transaction agreed to the transaction, and there was no involvement of the FDIC.  A “whole bank acquisition with FDIC purchase and assumption agreements” means that the two parties in the transaction agreed to the merger, and there were existing FDIC purchase and assumption agreements.

First Financial Holdings, Inc. Merger

On July 26, 2013, the Company acquired all of the outstanding common stock of FFHI, of Charleston, South Carolina, the bank holding company for First Federal Bank (“First Federal”), in a stock transaction.  FFHI common shareholders received 0.4237 shares of the Company’s common stock in exchange for each share of FFHI common stock, resulting in the Company issuing 7,018,274 shares of its common stock.  Each outstanding share of FFHI Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“FFHI Preferred Stock”), was converted into the right to receive one share of preferred stock of the Company, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the FFHI Preferred Stock.  In total, the purchase price for the FFHI acquisition was $447.0 million including $65.0 million in preferred stock and the value of “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $530,000.

The FFHI transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.  The Company has gathered and completed the assessment of information for the final fair value adjustments related to the acquisition of FFHI.  These currently include adjustments that would impact the fair value of other liabilities, the fair value of loans, and the fair value of deferred taxes.  It is currently expected that these adjustments will not be material to the total fair value of assets acquired and liabilities assumed as of July 26, 2013.

Note 4 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of July 26, 2013, as recorded by FFHI on the acquisition date and initial and subsequent fair value adjustments.

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	FFHI	Adjustments		Adjustments		by the Company
Assets
Cash and cash equivalents	$174,082	$—		$—		$174,082
Investment securities	313,200	(1,388	)(a)	—		311,812
Loans held for sale	19,858	6	(b)	—		19,864
Loans	2,355,527	(92,720	)(b)	12,957	(b)	2,275,764
Premises and equipment	82,399	(5,435	)(c)	(475	)(c)	76,489
Intangible assets	7,037	33,738	(d)	(2,542	)(d)	38,233
Mortgage servicing rights	19,156	—		—		19,156
Other real estate owned	13,271	(2,065	)(e)	1,972	(e)	13,178
FDIC receivable for loss sharing agreement	47,459	(18,122	)(f),(k)	(7,624	)(f)	21,713
Bank owned life insurance	51,513	—		(493	)(m)	51,020
Deferred tax asset	(5,279)	42,741	(g)	(4,755	)(g)	32,707
Other assets	47,257	(6,125	)(h)	4,516	(l)	45,648
Total assets	$3,125,480	$(49,370)		$3,556		$3,079,666

Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	—		2,091,296
Total deposits	2,514,012	7,801		—		2,521,813
Other borrowings	280,187	21,526	(j)	—		301,713
Other liabilities	25,584	(2,059	)(k)	(245	)(k)	23,280
Total liabilities	2,819,783	27,268		(245)		2,846,806
Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		3,801		232,860
Goodwill	—	217,894		(3,801)		214,093
Net assets acquired over liabilities assumed	$305,697	$141,256		$—		$446,953

Consideration:
Common shares issued	7,018,274
Purchase price per share of the Company’s common stock	$54.34
Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000
Fair value of total consideration transferred	$446,953

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

(j)— Adjustment reflects the fair value adjustment which was equal to the prepayment fee paid to fully pay off the Federal Home Loan Bank (the “FHLB”) advances on July 26, 2013.  This fair value adjustment and the fair value adjustment of the junior subordinated debt were determined based upon interest rates.

Note 4 — Mergers and Acquisitions (Continued)

(k)— Adjustment reflects the reclassification of the clawback to net against the FDIC receivable, the incremental accrual for employee related benefits, lease liabilities, and adjustment of other miscellaneous accruals.

(l)— Adjustment reflects the change in insurance-related receivable and increase in the current income tax receivable for the short-period income tax returns filed.

(m)—Adjustment reflects the fair value adjustments to bank owned life insurance based on the Company’s evaluation of the policies.

The operating results of the Company for the period ended June 30, 2014 include the operating results of the acquired assets and assumed liabilities since the acquisition date of July 26, 2013.  Merger and branding related charges of $6.5 million and $12.5 million were recorded in the consolidated statements of income for the three and six months ended June 30, 2014, respectively; and include incremental costs related to the closing of certain branch locations, employment related cost, professional cost (legal, accounting and audit related), travel, printing and supplies, and other related costs.

The following table discloses the impact of the merger with FFHI (excluding the impact of merger and branding related expenses) for the three and six months ended June 30, 2014.  The table also presents comparative pro forma information as if FFHI had been acquired on January 1, 2013.  These results combine the historical results of FFHI in the Company’s consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013.

Merger-related costs of $860,000 and $2.8 million from the acquisition of Savannah were included in the Company’s consolidated statements of income for the three and six months ended June 30, 2013 and are not included in the pro forma information below.  The Company expects to incur additional expenses related to systems conversions and other costs of integration during the remainder of 2014 related to the acquisition of FFHI.  The Company also expects to achieve further operating cost savings and other business synergies as a result of the systems conversion and integration effort which are not reflected in the pro forma amounts below:

		Pro Forma		Pro Forma
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total revenues (net interest income plus noninterest income)	$105,372	$109,624	$209,393	$221,977
Net operating income available to common shareholders	$22,223	$20,878	$41,999	$39,071

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2014:
State and municipal obligations	$10,389	$669	$—	$11,058

December 31, 2013:
State and municipal obligations	$12,426	$480	$(15)	$12,891

June 30, 2013:
State and municipal obligations	$12,427	$629	$(9)	$13,047

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2014:
Government-sponsored entities debt *	$142,310	$303	$(3,086)	139,527
State and municipal obligations	140,075	3,366	(593)	142,848
Mortgage-backed securities **	503,212	7,910	(1,428)	509,694
Corporate stocks	3,161	590	(79)	3,672
	$788,758	$12,169	$(5,186)	$795,741
December 31, 2013:
Government-sponsored entities debt *	$149,708	$185	$(6,899)	$142,994
State and municipal obligations	142,934	1,798	(4,081)	140,651
Mortgage-backed securities **	500,000	4,394	(4,915)	499,479
Corporate stocks	3,161	638	(132)	3,667
	$795,803	$7,015	$(16,027)	$786,791
June 30, 2013:
Government-sponsored entities debt *	$100,231	$308	$(4,180)	$96,359
State and municipal obligations	140,427	2,338	(3,252)	139,513
Mortgage-backed securities **	272,932	3,668	(1,582)	275,018
Corporate stocks	241	217	(1)	457
	$513,831	$6,531	$(9,015)	$511,347

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
June 30, 2014:
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

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of June 30, 2014 and ultimate recoverability of the par value of these investments is probable.

Note 5 — Investment Securities (Continued)

The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$730	$742	$4,963	$5,032
Due after one year through five years	986	1,025	36,002	36,323
Due after five years through ten years	8,673	9,291	227,826	229,714
Due after ten years	—	—	519,967	524,672
	$10,389	$11,058	$788,758	$795,741

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2014, December 31, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2014:
Securities Available for Sale
Government-sponsored entities debt	$3	$8,491	$3,083	$82,145
State and municipal obligations	14	7,546	579	35,623
Mortgage-backed securities	234	82,939	1,194	63,403
Corporate Stocks	79	2,152	—	—
	$330	$101,128	$4,856	$181,171

December 31, 2013:
Securities Held to Maturity
State and municipal obligations	$15	$486	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$6,899	$112,085	$—	$—
State and municipal obligations	3,901	87,060	180	3,900
Mortgage-backed securities	4,874	263,383	41	2,125
Corporate stocks	132	2,099	—	—
	$15,806	$464,627	$221	$6,025

June 30, 2013:
Securities Held to Maturity
State and municipal obligations	$9	$493	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$4,180	$83,549	$—	$—
State and municipal obligations	3,247	90,238	5	283
Mortgage-backed securities	1,582	105,472	—	—
FHLMC preferred stock	1	10	—	—
	$9,010	$279,269	$5	$283

Note 5 — Investment Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All securities available for sale in an unrealized loss position as of June 30, 2014 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$371,751	$299,951	$285,370
Commercial non-owner occupied	302,961	291,171	298,768
Total commercial non-owner occupied real estate	674,712	591,122	584,138
Consumer real estate:
Consumer owner occupied	637,071	548,170	460,434
Home equity loans	271,028	257,139	250,988
Total consumer real estate	908,099	805,309	711,422
Commercial owner occupied real estate	849,048	833,513	802,125
Commercial and industrial	353,211	321,824	294,580
Other income producing property	151,928	143,204	136,957
Consumer	170,982	136,410	104,239
Other loans	66,645	33,834	32,134
Total non-acquired loans	3,174,625	2,865,216	2,665,595
Less allowance for loan losses	(35,422)	(34,331)	(38,625)
Non-acquired loans, net	$3,139,203	$2,830,885	$2,626,970

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$35,880	$58,396	$404
Commercial non-owner occupied	50,593	58,598	3,055
Total commercial non-owner occupied real estate	86,473	116,994	3,459
Consumer real estate:
Consumer owner occupied	698,580	745,481	21
Home equity loans	248,868	264,150	32,569
Total consumer real estate	947,448	1,009,631	32,590
Commercial owner occupied real estate	68,831	73,714	12,719
Commercial and industrial	41,977	58,773	17,038
Other income producing property	71,684	74,566	3,842
Consumer	231,170	267,257	5
Total FASB ASC Topic 310-20 acquired loans	$1,447,583	$1,600,935	$69,653

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$19,557	$24,109	$32,308
Commercial real estate	375,610	439,785	323,843
Commercial real estate—construction and development	85,660	114,126	97,813
Residential real estate	428,811	481,247	313,196
Consumer	95,089	103,998	11,417
Commercial and industrial	51,677	68,862	56,279
Single pay	91	129	195
Total FASB ASC Topic 310-30 acquired loans	1,056,495	1,232,256	835,051
Less allowance for loan losses	(9,159)	(11,618)	(14,461)
FASB ASC Topic 310-30 acquired loans, net	$1,047,336	$1,220,638	$820,590

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired credit impaired loans at the acquisition date for FFHI (July 26, 2013) are as follows:

	July 26, 2013
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
Contractual principal and interest	$650,331	$222,820	$873,151
Non-accretable difference	(125,701)	(20,161)	(145,862)
Cash flows expected to be collected	524,630	202,659	727,289
Accretable yield	(102,260)	(28,520)	(130,780)
Carrying value	$422,370	$174,139	$596,509

The table above excludes $1.67 billion ($1.71 billion in contractual principal less a $40.6 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and are accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of June 30, 2014, December 31, 2013 and June 30, 2013 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Contractual principal and interest	$1,463,643	$1,700,129	$1,116,416
Non-accretable difference	(189,514)	(217,533)	(118,490)
Cash flows expected to be collected	1,274,129	1,482,596	997,926
Accretable yield	(217,634)	(250,340)	(162,875)
Carrying value	$1,056,495	$1,232,256	$835,051
Allowance for acquired loan losses	$(9,159)	$(11,618)	$(14,461)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$1,220,638	$969,395
Net reductions for payments, foreclosures, and accretion	(175,761)	(151,562)
Change in the allowance for loan losses on acquired loans	2,459	2,757
Balance at end of period, net of allowance for loan losses on acquired loans	$1,047,336	$820,590

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following are changes in the amount of accretable difference for acquired credit impaired loans for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$250,340	$160,849
Accretion	(54,950)	(44,145)
Reclass of nonaccretable difference due to improvement in expected cash flows	24,675	51,060
Other changes, net	(2,431)	(4,889)
Balance at end of period	$217,634	$162,875

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

With the FFHI acquisition, the Company segregated the loan portfolio into performing loans (“non-credit impaired”) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

Note 6 — Loans and Allowance for Loan Losses (Continued)

In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable difference and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.

An aggregated analysis of the changes in allowance for loan losses is as follows:

		Acquired
	Non-acquired	Credit Impaired
(Dollars in thousands)	Loans	Loans	Total
Three months ended June 30, 2014:
Balance at beginning of period	$34,669	$11,046	$45,715
Loans charged-off	(1,889)	—	(1,889)
Recoveries of loans previously charged off	557	—	557
Net charge-offs	(1,332)	—	(1,332)
Provision for loan losses	2,085	(1,438)	647
Benefit attributable to FDIC loss share agreements	—	1,522	1,522
Total provision for loan losses charged to operations	2,085	84	2,169
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,522)	(1,522)
Reduction due to loan removals	—	(449)	(449)
Balance at end of period	$35,422	$9,159	$44,581

Three months ended June 30, 2013:
Balance at beginning of period	$41,669	$15,605	$57,274
Loans charged-off	(3,220)	—	(3,220)
Recoveries of loans previously charged off	576	—	576
Net charge-offs	(2,644)	—	(2,644)
Provision for loan losses	(400)	320	(80)
Benefit attributable to FDIC loss share agreements	—	259	259
Total provision for loan losses charged to operations	(400)	579	179
Provision for loan losses recorded through the FDIC loss share receivable	—	(259)	(259)
Reduction due to loan removals	—	(1,464)	(1,464)
Balance at end of period	$38,625	$14,461	$53,086

Note 6 — Loans and Allowance for Loan Losses (Continued)

		Acquired
	Non-acquired	Credit Impaired
(Dollars in thousands)	Loans	Loans	Total
Six months ended June 30, 2014:
Balance at beginning of period	$34,331	$11,618	$45,949
Loans charged-off	(3,259)	—	(3,259)
Recoveries of loans previously charged off	1,595	—	1,595
Net charge-offs	(1,664)	—	(1,664)
Provision for loan losses	2,755	(1,134)	1,621
Benefit attributable to FDIC loss share agreements	—	1,397	1,397
Total provision for loan losses charged to operations	2,755	263	3,018
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,397)	(1,397)
Reduction due to loan removals	—	(1,325)	(1,325)
Balance at end of period	$35,422	$9,159	$44,581

Six months ended June 30, 2013:
Balance at beginning of period	$44,378	$17,218	$61,596
Loans charged-off	(7,827)	—	(7,827)
Recoveries of loans previously charged off	1,621	—	1,621
Net charge-offs	(6,206)	—	(6,206)
Provision for loan losses	453	(536)	(83)
Benefit attributable to FDIC loss share agreements	—	1,322	1,322
Total provision for loan losses charged to operations	453	786	1,239
Provision for loan losses recorded through the FDIC loss share receivable	—	(1,322)	(1,322)
Reduction due to loan removals	—	(2,221)	(2,221)
Balance at end of period	$38,625	$14,461	$53,086

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended June 30, 2014
Allowance for loan losses:
Balance, March 31, 2014	$6,322	$3,443	$8,317	$6,122	$2,921	$3,441	$2,848	$1,105	$150	$34,669
Charge-offs	(216)	(92)	(312)	(221)	(273)	(96)	(82)	(597)	—	(1,889)
Recoveries	97	16	11	39	27	38	153	176	—	557
Provision	449	31	(58)	597	300	257	(331)	586	254	2,085
Balance, June 30, 2014	$6,652	$3,398	$7,958	$6,537	$2,975	$3,640	$2,588	$1,270	$404	$35,422

Loans individually evaluated for impairment	$428	$31	$112	$86	$—	$11	$761	$2	$—	$1,431
Loans collectively evaluated for impairment	$6,224	$3,367	$7,846	$6,451	$2,975	$3,629	$1,827	$1,268	$404	$33,991

Loans:
Loans individually evaluated for impairment	$5,678	$6,189	$11,110	$2,505	$—	$749	$6,400	$87	$—	$32,718
Loans collectively evaluated for impairment	366,073	296,772	837,938	634,566	271,028	352,462	145,528	170,895	66,645	3,141,907

Total non-acquired loans	$371,751	$302,961	$849,048	$637,071	$271,028	$353,211	$151,928	$170,982	$66,645	$3,174,625

Three months ended June 30, 2013
Allowance for loan losses:
Balance, March 31, 2013	$9,236	$5,271	$8,208	$6,523	$3,536	$4,785	$3,459	$434	$217	$41,669
Charge-offs	(1,013)	—	(708)	(238)	(465)	(303)	(134)	(357)	—	(3,218)
Recoveries	135	73	5	41	27	37	102	154	—	574
Provision	73	(478)	479	112	(124)	(480)	(167)	195	(10)	(400)
Balance, June 30, 2013	$8,431	$4,866	$7,984	$6,438	$2,974	$4,039	$3,260	$426	$207	$38,625

Loans individually evaluated for impairment	$735	$636	$281	$667	$—	$—	$716	$—	$—	$3,035
Loans collectively evaluated for impairment	$7,696	$4,230	$7,703	$5,771	$2,974	$4,039	$2,544	$426	$207	$35,590

Loans:
Loans individually evaluated for impairment	$9,746	$3,694	$17,120	$1,322	$—	$1,534	$3,025	$—	$—	$36,441
Loans collectively evaluated for impairment	275,624	295,074	785,005	459,112	250,988	293,046	133,932	104,239	32,134	2,629,154

Total non-acquired loans	$285,370	$298,768	$802,125	$460,434	$250,988	$294,580	$136,957	$104,239	$32,134	$2,665,595

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(308)	(236)	(528)	(299)	(416)	(156)	(168)	(1,148)	—	(3,259)
Recoveries	242	347	17	242	40	128	159	420	—	1,595
Provision	(71)	(390)	702	525	569	76	88	1,061	195	2,755
Balance, June 30, 2014	$6,652	$3,398	$7,958	$6,537	$2,975	$3,640	$2,588	$1,270	$404	$35,422

Six months ended June 30, 2013
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(3,212)	—	(1,403)	(388)	(662)	(627)	(473)	(1,062)	—	(7,827)
Recoveries	393	327	15	130	99	136	111	410	—	1,621
Provision	414	(382)	629	128	(89)	(409)	(125)	297	(10)	453
Balance, June 30, 2013	$8,431	$4,866	$7,984	$6,438	$2,974	$4,039	$3,260	$426	$207	$38,625

Note 6 — Loans and Allowance for Loan Losses (Continued)

As of June 30, 2014 and 2013, the Company has not recorded any allowance for loan losses for loans acquired and accounted for under FASB ASC Topic 310-20.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three months ended June 30, 2014
Allowance for loan losses:
Balance, March 31, 2014	$311	$1,938	$1,972	$5,190	$410	$1,119	$106	$11,046
Provision for loan losses before benefit attributable to FDIC loss share agreements	(120)	(322)	(902)	(68)	7	(33)	—	(1,438)
Benefit attributable to FDIC loss share agreements	171	336	896	84	—	34	1	1,522
Total provision for loan losses charged to operations	51	14	(6)	16	7	1	1	84
Provision for loan losses recorded
through the FDIC loss share receivable	(171)	(336)	(896)	(84)	—	(34)	(1)	(1,522)
Reduction due to loan removals	10	—	(255)	(4)	(32)	(136)	(32)	(449)
Balance, June 30, 2014	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	19,557	375,610	85,660	428,811	95,089	51,677	91	1,056,495
Total acquired loans	$19,557	$375,610	$85,660	$428,811	$95,089	$51,677	$91	$1,056,495

Three months ended June 30, 2013:
Allowance for loan losses:
Balance, March 31, 2013	$4,666	$842	$2,484	$4,156	$89	$3,086	$282	$15,605
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,527)	(21)	1,908	588	385	(830)	(183)	320
Benefit attributable to FDIC loss share agreements	1,451	(22)	(1,412)	(394)	(326)	788	174	259
Total provision for loan losses charged to operations	(76)	(43)	496	194	59	(42)	(9)	579
Provision for loan losses recorded through the FDIC loss share receivable	(1,451)	22	1,412	394	326	(788)	(174)	(259)
Reduction due to loan removals	(1,284)	—	—	(16)	—	(156)	(8)	(1,464)
Balance, June 30, 2013	$1,855	$821	$4,392	$4,728	$474	$2,100	$91	$14,461
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$1,855	$821	$4,392	$4,728	$474	$2,100	$91	$14,461

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	32,308	323,843	97,813	313,196	11,417	56,279	195	835,051

Total acquired loans	$32,308	$323,843	$97,813	$313,196	$11,417	$56,279	$195	$835,051

*—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(123)	(196)	(613)	73	(105)	(175)	5	(1,134)
Benefit attributable to FDIC loss share agreements	176	220	784	(54)	101	174	(4)	1,397
Total provision for loan losses charged to operations	53	24	171	19	(4)	(1)	1	263
Provision for loan losses recorded through the FDIC loss share receivable	(176)	(220)	(784)	54	(101)	(174)	4	(1,397)
Reduction due to loan removals	21	(4)	(816)	(87)	(48)	(356)	(35)	(1,325)
Balance, June 30, 2014	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159

Six months ended June 30, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,980)	(696)	2,764	533	378	(1,352)	(183)	(536)
Benefit attributable to FDIC loss share agreements	1,881	504	(2,098)	(104)	(319)	1,284	174	1,322
Total provision for loan losses charged to operations	(99)	(192)	666	429	59	(68)	(9)	786
Provision for loan losses recorded through the FDIC loss share receivable	(1,881)	(504)	2,098	104	319	(1,284)	(174)	(1,322)
Reduction due to loan removals	(1,502)	—	—	(12)	—	(687)	(20)	(2,221)
Balance, June 30, 2013	$1,855	$821	$4,392	$4,728	$474	$2,100	$91	$14,461

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below), and (iv) the general economic conditions of the markets that we serve.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

•                  Pass—These loans range from minimal credit risk to average, however, still acceptable credit risk.

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$338,367	$263,698	$236,677	$271,346	$259,120	$252,917	$809,469	$785,406	$749,992
Special mention	20,797	20,814	26,844	22,704	24,779	35,359	23,049	26,148	21,963
Substandard	12,587	15,439	21,849	8,911	7,272	10,492	16,530	21,959	30,170
Doubtful	—	—	—	—	—	—	—	—	—
	$371,751	$299,951	$285,370	$302,961	$291,171	$298,768	$849,048	$833,513	$802,125

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$346,958	$309,360	$278,364	$135,345	$124,519	$118,081	$1,901,485	$1,742,103	$1,461,789
Special mention	4,775	10,376	7,061	8,763	9,903	9,402	80,088	92,020	118,806
Substandard	1,478	2,088	9,155	7,820	8,753	9,474	47,326	55,511	106,612
Doubtful	—	—	—	—	29	—	—	29	—
	$353,211	$321,824	$294,580	$151,928	$143,204	$136,957	$2,028,899	$1,889,663	$1,687,207

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$595,420	$500,999	$418,601	$257,102	$243,615	$238,037	$170,077	$135,476	$103,014
Special mention	24,567	25,317	20,698	8,618	8,437	7,875	634	646	931
Substandard	17,084	21,854	21,135	5,285	5,064	5,051	271	288	294
Doubtful	—	—	—	23	23	25	—	—	—
	$637,071	$548,170	$460,434	$271,028	$257,139	$250,988	$170,982	$136,410	$104,239

	Other			Consumer Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2014	2013	2013	2014	2013	2013
Pass	$66,644	$33,834	$32,134	$1,089,243	$913,924	$791,786
Special mention	1	—	—	33,820	34,400	29,504
Substandard	—	—	—	22,640	27,206	26,480
Doubtful	—	—	—	23	23	25
	$66,645	$33,834	$32,134	$1,145,726	$975,553	$847,795

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Pass	$2,990,728	$2,656,027	$2,427,817
Special mention	113,908	126,420	130,133
Substandard	69,966	82,717	107,620
Doubtful	23	52	25
	$3,174,625	$2,865,216	$2,665,595

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$34,870	$57,389	$358	$44,020	$56,539	$1,727	$67,527	$71,984	$12,320
Special mention	348	109	—	5,822	1,565	1,328	310	318	—
Substandard	662	898	46	751	494	—	994	1,412	399
Doubtful	—	—	—	—	—	—	—	—	—
	$35,880	$58,396	$404	$50,593	$58,598	$3,055	$68,831	$73,714	$12,719

	Commercial & Industrial			Other Income Producing Property
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2014	2013	2013	2014	2013	2013
Pass	$40,255	$56,777	$15,007	$66,678	$70,812	$1,306
Special mention	748	924	1,808	2,004	2,177	234
Substandard	974	1,072	223	3,002	1,577	2,302
Doubtful	—	—	—	—	—	—
	$41,977	$58,773	$17,038	$71,684	$74,566	$3,842

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$680,759	$742,778	$—	$231,265	$246,274	$28,797	$202,026	$266,645	$4
Special mention	354	417	21	2,090	6,733	899	2,193	127	—
Substandard	17,467	2,286	—	15,513	11,143	2,873	26,951	485	1
Doubtful	—	—	—	—	—	—	—	—	—
	$698,580	$745,481	$21	$248,868	$264,150	$32,569	$231,170	$267,257	$5

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page 20):

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$12,541	$12,047	$13,553	$225,144	$244,293	$178,730	$33,453	$38,748	$34,247
Special mention	1,010	2,513	2,719	37,439	46,159	51,122	11,627	13,762	18,231
Substandard	6,006	9,549	16,036	113,027	149,333	93,832	40,580	61,616	45,335
Doubtful	—	—	—	—	—	159	—	—	—
	$19,557	$24,109	$32,308	$375,610	$439,785	$323,843	$85,660	$114,126	$97,813

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$225,366	$203,296	$175,601	$27,665	$8,804	$9,023	$29,680	$38,450	$40,922
Special mention	43,090	91,468	47,110	6,572	38,322	478	3,189	3,968	3,476
Substandard	160,355	186,405	90,380	60,852	56,872	1,916	18,808	26,444	11,881
Doubtful	—	78	105	—	—	—	—	—	—
	$428,811	$481,247	$313,196	$95,089	$103,998	$11,417	$51,677	$68,862	$56,279

	Single Pay
	June 30,	December 31,	June 30,
	2014	2013	2013
Pass	$61	$52	$56
Special mention	—	—	—
Substandard	30	77	139
Doubtful	—	—	—
	$91	$129	$195

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

June 30, 2014
Commercial real estate:
Construction and land development	$1,651	$347	$1,035	$3,033	$368,718	$371,751
Commercial non-owner occupied	1,377	397	5,318	7,092	295,869	302,961
Commercial owner occupied	1,173	909	2,505	4,587	844,461	849,048
Consumer real estate:
Consumer owner occupied	462	1,063	1,577	3,102	633,969	637,071
Home equity loans	959	189	735	1,883	269,145	271,028
Commercial and industrial	86	70	279	435	352,776	353,211
Other income producing property	382	21	2,227	2,630	149,298	151,928
Consumer	277	96	73	446	170,536	170,982
Other loans	66	22	35	123	66,522	66,645
	$6,433	$3,114	$13,784	$23,331	$3,151,294	$3,174,625

December 31, 2013
Commercial real estate:
Construction and land development	$557	$476	$2,707	$3,740	$296,211	$299,951
Commercial non-owner occupied	1,780	1	2,684	4,465	286,706	291,171
Commercial owner occupied	457	650	3,601	4,708	828,805	833,513
Consumer real estate:
Consumer owner occupied	1,526	1,107	2,621	5,254	542,916	548,170
Home equity loans	780	214	422	1,416	255,723	257,139
Commercial and industrial	390	105	370	865	320,959	321,824
Other income producing property	950	19	2,634	3,603	139,601	143,204
Consumer	337	142	28	507	135,903	136,410
Other loans	33	36	30	99	33,735	33,834
	$6,810	$2,750	$15,097	$24,657	$2,840,559	$2,865,216

June 30, 2013
Commercial real estate:
Construction and land development	$935	$1,134	$5,678	$7,747	$277,623	$285,370
Commercial non-owner occupied	291	—	3,558	3,849	294,919	298,768
Commercial owner occupied	2,607	116	7,602	10,325	791,800	802,125
Consumer real estate:
Consumer owner occupied	3,651	922	3,307	7,880	452,554	460,434
Home equity loans	553	489	152	1,194	249,794	250,988
Commercial and industrial	1,127	129	1,555	2,811	291,769	294,580
Other income producing property	714	1,092	2,648	4,454	132,503	136,957
Consumer	178	46	29	253	103,986	104,239
Other loans	53	12	36	101	32,033	32,134
	$10,109	$3,940	$24,565	$38,614	$2,626,981	$2,665,595

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2014
Commercial real estate:
Construction and land development	$—	$—	$228	$228	$35,652	$35,880
Commercial non-owner occupied	—	—	—	—	50,593	50,593
Commercial owner occupied	—	—	248	248	68,583	68,831
Consumer real estate:
Consumer owner occupied	40	41	2,047	2,128	696,452	698,580
Home equity loans	241	71	866	1,178	247,690	248,868
Commercial and industrial	402	—	231	633	41,344	41,977
Other income producing property	—	—	85	85	71,599	71,684
Consumer	220	306	316	842	230,328	231,170
	$903	$418	$4,021	$5,342	$1,442,241	$1,447,583

December 31, 2013
Commercial real estate:
Construction and land development	$371	$—	$464	$835	$57,561	$58,396
Commercial non-owner occupied	105	—	17	122	58,476	58,598
Commercial owner occupied	—	71	272	343	73,371	73,714
Consumer real estate:
Consumer owner occupied	3,368	393	1,196	4,957	740,524	745,481
Home equity loans	857	67	625	1,549	262,601	264,150
Commercial and industrial	827	894	282	2,003	56,770	58,773
Other income producing property	431	—	—	431	74,135	74,566
Consumer	291	213	154	658	266,599	267,257
	$6,250	$1,638	$3,010	$10,898	$1,590,037	$1,600,935

June 30, 2013
Commercial real estate:
Construction and land development	$—	$—	$46	$46	$358	$404
Commercial non-owner occupied	—	—	—	—	3,055	3,055
Commercial owner occupied	—	—	—	—	12,719	12,719
Consumer real estate:
Consumer owner occupied	—	—	—	—	21	21
Home equity loans	443	128	227	798	31,771	32,569
Commercial and industrial	39	—	90	129	16,909	17,038
Other income producing property	141	—	583	724	3,118	3,842
Consumer	—	—	1	1	4	5
	$623	$128	$947	$1,698	$67,955	$69,653

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2014
Commercial loans greater than or equal to $1 million-CBT	$794	$—	$5,213	$6,007	$13,550	$19,557
Commercial real estate	7,708	781	17,333	25,822	349,788	375,610
Commercial real estate—construction and development	2,636	1,484	9,940	14,060	71,600	85,660
Residential real estate	5,735	2,489	18,971	27,195	401,616	428,811
Consumer	1,587	647	1,566	3,800	91,289	95,089
Commercial and industrial	353	2,366	3,296	6,015	45,662	51,677
Single pay	—	—	—	—	91	91
	$18,813	$7,767	$56,319	$82,899	$973,596	$1,056,495
December 31, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$7,217	$7,217	$16,892	$24,109
Commercial real estate	4,493	3,728	24,362	32,583	407,202	439,785
Commercial real estate—construction and development	4,847	9,166	17,567	31,580	82,546	114,126
Residential real estate	13,794	3,792	27,061	44,647	436,600	481,247
Consumer	2,390	552	2,050	4,992	99,006	103,998
Commercial and industrial	3,875	634	3,829	8,338	60,524	68,862
Single pay	—	—	46	46	83	129
	$29,399	$17,872	$82,132	$129,403	$1,102,853	$1,232,256
June 30, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$1,210	$11,657	$12,867	$19,441	$32,308
Commercial real estate	8,728	3,008	14,485	26,221	297,622	323,843
Commercial real estate—construction and development	1,469	1,237	18,877	21,583	76,230	97,813
Residential real estate	7,130	3,376	19,072	29,578	283,618	313,196
Consumer	528	79	618	1,225	10,192	11,417
Commercial and industrial	405	369	3,821	4,595	51,684	56,279
Single pay	30	47	62	139	56	195
	$18,290	$9,326	$68,592	$96,208	$738,843	$835,051

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
June 30, 2014
Commercial real estate:
Construction and land development	$7,251	$2,700	$2,978	$5,678	$428
Commercial non-owner occupied	8,236	5,079	1,110	6,189	31
Commercial owner occupied	13,293	6,912	4,198	11,110	112

Consumer real estate:
Consumer owner occupied	2,763	—	2,505	2,505	86
Home equity loans	—	—	—	—	—

Commercial and industrial	908	369	380	749	11
Other income producing property	6,612	914	5,486	6,400	761
Consumer	87	—	87	87	2
Other loans	—	—	—	—	—
Total impaired loans	$39,150	$15,974	$16,744	$32,718	$1,431

December 31, 2013
Commercial real estate:
Construction and land development	$7,341	$3,555	$2,184	$5,739	$704
Commercial non-owner occupied	3,592	2,681	—	2,681	—
Commercial owner occupied	14,017	10,441	1,119	11,560	10

Consumer real estate:
Consumer owner occupied	3,063	—	3,013	3,013	271
Home equity loans	—	—	—	—	—

Commercial and industrial	477	405	—	405	—
Other income producing property	2,794	554	2,095	2,649	646
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$31,284	$17,636	$8,411	$26,047	$1,631

June 30, 2013
Commercial real estate:
Construction and land development	$19,888	$7,005	$2,741	$9,746	$735
Commercial non-owner occupied	4,879	1,523	2,171	3,694	636
Commercial owner occupied	21,055	14,610	2,510	17,120	281

Consumer real estate:
Consumer owner occupied	1,419	—	1,322	1,322	667
Home equity loans	—	—	—	—	—

Commercial and industrial	1,799	1,534		1,534
Other income producing property	3,666	592	2,433	3,025	716
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$52,706	$25,264	$11,177	$36,441	$3,035

Acquired credit impaired loans are accounted for in pools as shown on page 20 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended June 30,
	2014		2013
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$5,869	$16	$11,406	$9
Commercial non-owner occupied	6,175	13	4,620	—
Commercial owner occupied	11,489	35	16,985	13

Consumer real estate:
Consumer owner occupied	2,533	12	1,322	2
Home equity loans	31	—	—	—

Commercial and industrial	993	—	1,900	—
Other income producing property	6,189	33	3,771	—
Consumer	87	1	—	—
Other loans	—	—	—	—
Total Impaired Loans	$33,366	$110	$40,004	$24

	Six Months Ended June 30,
	2014		2013
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$5,948	$35	$12,457	$27
Commercial non-owner occupied	5,469	28	4,838	1
Commercial owner occupied	10,561	76	15,141	61

Consumer real estate:
Consumer owner occupied	1,858	33	1,336	7
Home equity loans	—	—	—	—

Commercial and industrial	592	13	2,024	—
Other income producing property	5,884	60	4,117	8
Consumer	56	3	—	—
Other loans	—	—	—	—
Total Impaired Loans	$30,368	$248	$39,913	$104

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Commercial non-owner occupied real estate:
Construction and land development	$3,259	$5,819	$8,575
Commercial non-owner occupied	5,496	2,912	3,742
Total commercial non-owner occupied real estate	8,755	8,731	12,317
Consumer real estate:
Consumer owner occupied	6,916	8,382	8,596
Home equity loans	1,567	1,128	755
Total consumer real estate	8,483	9,510	9,351
Commercial owner occupied real estate	4,843	7,753	11,801
Commercial and industrial	682	586	1,847
Other income producing property	3,696	4,704	5,450
Consumer	87	49	88
Other loans	—	—	—
Restructured loans	8,409	10,690	11,689
Total loans on nonaccrual status	$34,955	$42,023	$52,543

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents non-acquired and acquired non-credit impaired loans designated as TDRs segregated by class and type of concession that were restructured during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of loans	Investment	Investment	of loans	Investment	Investment
Interest rate modification
Construction and land development	2	$602	$589	—	$—	$—
Commercial non-owner occupied	—	—	—	1	247	247
Commercial owner occupied	—	—	—	1	750	750
Consumer owner occupied	1	69	68	—	—	—
Other income producing property	1	147	136	—	—	—
Total interest rate modifications	4	818	793	2	997	997
Term modification
Construction and land development	1	99	98	—	—	—
Total term modifications	1	99	98	—	—	—
	5	$917	$891	2	$997	$997

	Six Months Ended June 30,
	2014			2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of loans	Investment	Investment	of loans	Investment	Investment
Interest rate modification
Construction and land development	2	$602	$589	—	$—	$—
Commercial non-owner occupied	—	—	—	1	247	247
Commercial owner occupied	—	—	—	1	750	750
Consumer owner occupied	2	286	281	1	124	122
Other income producing property	1	147	136	—	—	—
Total interest rate modifications	5	1,035	1,006	3	1,121	1,119
Term modification
Construction and land development	1	99	98	1	696	134
Total term modifications	1	99	98	1	696	134
	6	$1,134	$1,104	4	$1,817	$1,253

At June 30, 2014 and 2013, the balance of accruing TDRs was $6.9 million and $4.3 million, respectively.

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of June 30, 2014 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	6	$1,123	—	$—	—	$—
Term modification	2	2,066	—	—	—	—
	8	$3,189	—	$—	—	$—

Note 6 — Loans and Allowance for Loan Losses (Continued)

The amount of specific reserve associated with non-acquired restructured loans was $714,000 at June 30, 2014, none of which was related to the restructured loans that had subsequently defaulted. The Company had $232,000 remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2014.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$86,447	$146,171
Decrease in expected losses on loans	(1,397)	(1,321)
Additional losses (recoveries) on OREO	(2,846)	574
Reimbursable expenses	1,383	2,607
Amortization of discounts and premiums, net	(12,893)	(14,481)
Reimbursements from FDIC	(26,928)	(29,502)
Balance at end of period	$43,766	$104,048

The FDIC indemnification asset is measured separately from the related covered assets.  At June 30, 2014, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $22.5 million less than the current carrying value.  This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements. Subsequent to June 30, 2014, the Company expects to receive $7.4 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at June 30, 2014 was estimated to be approximately $3.9 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.1 million related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of June 30, 2014.

Effective June 30, 2014, the Commercial Shared-Loss Agreement with the FDIC for Cape Fear expired and losses on assets covered under this agreement are no longer claimable after filing the second quarter of 2014 commercial loss share certificate.  The Commercial Shared-Loss Agreement for CBT will expire March 31, 2015 and losses on assets covered under this agreement will no longer be claimable after this date.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at June 30, 2014:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2013	$37,398	$27,520	$64,918
Additions	13,781	11,680	25,461
Write-downs	(2,480)	(3,244)	(5,724)
Sold	(16,964)	(13,958)	(30,922)
Balance, June 30, 2014	$31,735	$21,998	$53,733

Note 8—Other Real Estate Owned (Continued)

The following is a summary of information pertaining to OREO at June 30, 2013:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Additions	15,170	12,893	28,063
Write-downs	(2,587)	(935)	(3,522)
Sold	(11,345)	(11,073)	(22,418)
Balance, June 30, 2013	$33,486	$35,142	$68,628

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At June 30, 2014, there were 401 properties included in OREO, with 200 uncovered and 201 covered by loss share agreement with the FDIC.  At June 30, 2013, there were 311 properties included in OREO, with 140 uncovered and 171 covered by loss share agreement with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013

Certificates of deposit	$1,373,498	$1,525,567	$944,080
Interest-bearing demand deposits	2,899,532	2,893,646	1,847,375
Non-interest bearing demand deposits	1,623,291	1,487,798	1,038,382
Savings deposits	676,482	647,648	350,061
Other time deposits	3,335	838	3,071
Total deposits	$6,576,138	$6,555,497	$4,182,969

At June 30, 2014, December 31, 2013, and June 30, 2013, the Company had $136.2 million, $166.1 million, and $116.7 million in certificates of deposits greater than $250,000, respectively.  At June 30, 2014, December 31, 2013, and June 30, 2013, the Company had $29.7 million, $34.8 million and $1.3 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2014.

Note 10 — Retirement Plans (Continued)

The components of net periodic pension expense recognized during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Interest cost	$(277)	$(250)	$(555)	$(500)
Expected return on plan assets	487	430	975	860
Recognized net actuarial loss	(165)	(301)	(330)	(602)
Net periodic pension benefit (expense)	$45	$(121)	$90	$(242)

The Company contributed $300,000 and $600,000 to the pension plan for the three and six months ended June 30, 2014, and does not expect to make any additional contributions during the remainder of 2014.  The plans assets currently exceed the projected benefit obligation of the plan, and no additional contributions are required for 2014.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.  The Company expensed $1.2 million and $748,000 for the 401(k) plan during the three months ended June 30, 2014 and 2013, respectively.  The Company expensed $2.4 million and $1.2 million for the 401(k) plan during the six months ended June 30, 2014 and 2013, respectively.

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

Note 11 — Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2014	2013	2014	2013
Basic earnings per share:
Net income available to common shareholders	$17,946	$12,532	$33,790	$23,181

Weighted-average basic shares	23,892	16,790	23,882	16,804
Basic earnings per share	$0.75	$0.75	$1.41	$1.38

Diluted earnings per share:
Net income available to common shareholders	$17,946	$12,532	$33,790	$23,181

Weighted-average basic shares	23,892	16,790	23,882	16,804
Effect of dilutive securities	249	200	244	182
Weighted-average dilutive shares	24,141	16,990	24,126	16,986
Diluted earnings per share	$0.74	$0.74	$1.40	$1.36

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Shares in thousands)	2014	2013	2014	2013

Number of shares	22,497	21,361	22,497	21,361
Range of exercise prices	$61.49-$66.32	$41.45-$41.45	$61.49-$66.32	$41.45-$41.45

Note 12 — Share-Based Compensation

The Company’s 2004 and 2012 share-based compensation programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”).

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant.  No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share-based compensation grants may be issued.  It is the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock or RSUs.

Note 12 — Share-Based Compensation (Continued)

Activity in the Company’s stock option plans is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2014	295,916	$33.26
Granted	22,497	65.59
Exercised	(4,660)	27.70
Expired/Forfeited	(13)	27.22
Outstanding at June 30, 2014	313,740	35.66	4.79	$8,053

Exercisable at June 30, 2014	258,814	33.07	3.99	$7,233

Weighted-average fair value of options granted during the year	$26.44

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2014	2013

Dividend yield	1.27%	1.70%
Expected life	6 years	6 years
Expected volatility	43.8%-44.7%	42.0%
Risk-free interest rate	2.10%	1.02%

As of June 30, 2014, there was $845,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.54 years as of June 30, 2014.  The total fair value of shares vested during the six months ended June 30, 2014 was $413,000.

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

Note 12 — Share-Based Compensation (Continued)

Nonvested restricted stock for the six months ended June 30, 2014 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2014	232,547	$35.15
Granted	26,014	60.40
Vested	(17,896)	39.72
Forfeited	(3,204)	41.45
Nonvested at June 30, 2014	237,461	37.49

As of June 30, 2014, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.71 years as of June 30, 2014.  The total fair value of shares vested during the six months ended June 30, 2014 was $711,000.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the six months ended June 30, 2014, the Company accrued at the target RSU award level, or for 85% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2014 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2014	43,820	$51.01
Granted	37,802	61.49
Nonvested at June 30, 2014	81,622	55.87

As of June 30, 2014, there was $3.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.93 years as of June 30, 2014.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2014, commitments to extend credit and standby letters of credit totaled $1.4 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities, derivative contracts, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Note 14 — Fair Value (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014:
Assets
Derivative financial instruments	$1,313	$—	$1,313	$—
Securities available for sale:
Government-sponsored entities debt	139,527	—	139,527	—
State and municipal obligations	142,848	—	142,848	—
Mortgage-backed securities	509,694	—	509,694	—
Corporate stocks	3,672	3,447	225	—
Total securities available for sale	795,741	3,447	792,294	—
Mortgage servicing rights	21,015	—	—	21,015
	$818,069	$3,447	$793,607	$21,015
Liabilities
Derivative financial instruments	$1,127	$—	$1,127	$—

December 31, 2013:
Assets
Derivative financial instruments	$701	$—	$701	$—
Securities available for sale:
Government-sponsored entities debt	142,994	—	142,994	—
State and municipal obligations	140,651	—	140,651	—
Mortgage-backed securities	499,479	—	499,479	—
Corporate stocks	3,667	3,442	225	—
Total securities available for sale	786,791	3,442	783,349	—
Mortgage servicing rights	20,729	—	—	20,729
	$808,221	$3,442	$784,050	$20,729
Liabilities
Derivative financial instruments	$1,857	$—	$1,857	$—

June 30, 2013:
Assets
Derivative financial instruments	$212	$—	$212	$—
Securities available for sale:
Government-sponsored entities debt	96,359	—	96,359	—
State and municipal obligations	139,513	—	139,513	—
Mortgage-backed securities	275,018	—	275,018	—
Corporate stocks	457	432	25	—
Total securities available for sale	511,347	432	510,915	—
	$511,559	$432	$511,127	$—
Liabilities
Derivative financial instruments	$1,262	$—	$1,262	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2014.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2013	$3,851	$—
Purchases, issuances and settlements, net	(3,851)	—
Fair value, June 30, 2013	$—	$—

Fair value, January 1, 2014	$20,729	$—
Mortgage and other loan income	(1,768)	—
Purchases and issuances	2,054	—
Fair value, June 30, 2014	$21,015	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2014 or 2013.

See Note 19—Loan Servicing, Mortgage Origination, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014:
OREO	$53,733	$—	$—	$53,733
Non-acquired impaired loans	8,620	—	—	8,620

December 31, 2013:
OREO	$64,918	$—	$—	$64,918
Non-acquired impaired loans	13,129	—	—	13,129

June 30, 2013:
OREO	$52,638	$—	$—	$52,638
Non-acquired impaired loans	5,564	—	—	5,564

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2014

			General	Weighted
	Valuation Technique	Unobservable Input	Range	Average
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25%	4.37%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%	12.97%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014, December 31, 2013 and June 30, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2014
Financial assets:
Cash and cash equivalents	$589,523	$589,523	$589,523	$—	$—
Investment securities	816,648	817,317	13,965	803,352	—
Loans, net of allowance for loan losses, and loans held for sale	5,690,529	5,775,384	—	56,407	5,718,977
FDIC receivable for loss share agreements	43,766	18,619	—	—	18,619
Accrued interest receivable	15,667	15,667	—	3,496	12,171
Mortgage servicing rights	21,015	21,015	—	—	21,015
Interest rate swap — non-designated hedge	185	185	—	185	—
Other derivative financial instruments (mortgage banking related)	1,128	1,128	—	1,128	—
Financial liabilities:
Deposits	6,576,138	6,316,613	—	6,316,613	—
Federal funds purchased and securities sold under agreements to repurchase	280,595	280,595	—	280,595	—
Other borrowings	101,045	104,810	—	104,810	—
Accrued interest payable	4,282	4,282	—	4,282	—
Interest rate swap — cash flow hedge	942	942	—	942	—
Interest rate swap — non-designated hedge	185	185	—	185	—
Off balance sheet financial instruments:
Commitments to extend credit	—	19,872	—	19,872	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2013
Financial assets:
Cash and cash equivalents	$479,461	$479,461	$479,461	$—	$—
Investment securities	812,603	813,068	16,828	796,240	—
Loans, net of allowance for loan losses, and loans held for sale	5,683,044	5,742,078	—	30,586	5,711,492
FDIC receivable for loss share agreements	86,447	48,512	—	—	48,512
Accrued interest receivable	15,024	15,024	—	3,482	11,542
Mortgage servicing rights	20,729	20,729	—	—	20,729
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	523	523	—	523	—
Financial liabilities:
Deposits	6,555,497	6,313,543	—	6,313,543	—
Federal funds purchased and securities sold under agreements to repurchase	211,401	211,401	—	211,401	—
Other borrowings	102,060	92,751	—	92,751	—
Accrued interest payable	5,388	5,388	—	5,388	—
Interest rate swap — cash flow hedge	914	914	—	914	—
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	765	765	—	765	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,555	—	15,555	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2013
Financial assets:
Cash and cash equivalents	$436,481	$436,481	$436,481	$—	$—
Investment securities	531,579	532,199	8,237	523,962	—
Loans, net of allowance for loan losses, and loans held for sale	3,565,193	3,578,267	—	47,980	3,530,287
FDIC receivable for loss share agreements	104,048	64,569	—	—	64,569
Accrued interest receivable	9,801	9,801	—	2,846	6,955
Interest rate swap — non-designated hedge	212	212	—	212	—
Financial liabilities:
Deposits	4,182,969	4,049,826	—	4,049,826	—
Federal funds purchased and securities sold under agreements to repurchase	262,447	262,447	—	262,447	—
Other borrowings	54,372	55,719	—	55,719	—
Accrued interest payable	1,391	1,391	—	1,391	—
Interest rate swap — cash flow hedge	1,050	1,050	—	1,050	—
Interest rate swap — non-designated hedge	212	212	—	212	—
Off balance sheet financial instruments:
Commitments to extend credit	—	3,339	—	3,339	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three months ended June 30, 2014
Balance at March 31, 2014	$(3,585)	$93	$(562)	$(4,054)
Other comprehensive income (loss) before reclassifications	—	4,334	(66)	4,268
Amounts reclassified from accumulated other comprehensive income (loss)	203	(54)	45	194
Net comprehensive income (loss)	203	4,280	(21)	4,462
Balance at June 30, 2014	$(3,382)	$4,373	$(583)	$408

Three months ended June 30, 2013
Balance at March 31, 2013	$(7,458)	$6,782	$(867)	$(1,543)
Other comprehensive income (loss) before reclassifications	—	(8,266)	171	(8,095)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	47	47
Net comprehensive income (loss)	—	(8,266)	218	(8,048)
Balance at June 30, 2013	$(7,458)	$(1,484)	$(649)	$(9,591)

Six months ended June 30, 2014
Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	—	10,000	(110)	9,890
Amounts reclassified from accumulated other comprehensive income (loss)	203	(54)	92	241
Net comprehensive income (loss)	203	9,946	(18)	10,131
Balance at June 30, 2014	$(3,382)	$4,373	$(583)	$408

Six months ended June 30, 2013
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	—	(10,248)	186	(10,062)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	95	95
Net comprehensive income (loss)	—	(10,248)	281	(9,967)
Balance at June 30, 2013	$(7,458)	$(1,484)	$(649)	$(9,591)

Note 15 — Accumulated Other Comprehensive Income (Loss) (Continued)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Income Statement
Income (Loss) Component	2014	2013	2014	2013	Line Item Affected

Gains and losses on cash flow hedges:
Interest rate contracts	$73	$76	$149	$153	Interest expense
	(28)	(29)	(57)	(58)	Provision for income taxes
	45	47	92	95	Net income
Gains on sales of available for sale securities:
	$(88)	$—	$(88)	$—	Other noninterest income
	34	—	34	—	Provision for income taxes
	(54)	—	(54)	—	Net income
Amortization of defined benefit pension items:
Actuarial losses	$330	$—	$330	$—	Salaries and employee benefits
	(127)	—	(127)	—	Provision for income taxes
	203	—	203	—	Net income
Total reclassifications for the period	$194	$47	$241	$95

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $21,000 and $18,000 for the three and six months ended June 30, 2014, respectively, compared to an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $218,000 and $281,000 for the three and six months ended June 30, 2013, respectively.  The Company recognized a $942,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2014, compared to a $1.0 million liability recognized at June 30, 2013. There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2014 and 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2014 and 2013, the Company was required to provide $1.1 million in each period which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 16 — Derivative Financial Instruments (Continued)

Non-designated Hedges of Interest Rate Risk

Customer Swap

As of June 30, 2014, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.   These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2014, the interest rate swaps had an aggregate notional amount of approximately $4.1 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $185,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2014.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of June 30, 2014, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $185,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of June 30, 2014, the Company provided $354,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at June 30, 2014, it would have been required to settle its obligations under the agreement at the termination value, $185,000.

Mortgage Banking

The Company also has derivatives contracts that were classified as non-designated hedges that were acquired through the merger transaction with FFHI.  These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when-issued securities are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  The Company does not elect hedge accounting treatment for any of these derivative instruments acquired through the merger with FFHI and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On June 30, 2014, the Company had derivative financial instruments outstanding with notional amounts totaling $72.5 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as an asset of $5,000 at June 30, 2014.

Note 16 — Derivative Financial Instruments (Continued)

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013

Mortgage loan pipeline*	$77,343	$44,678	$—
Expected closures	58,829	33,508	—
Fair Value of mortgage loan pipeline commitments	1,539	112	—
Forward commitments	75,027	36,230	—
Fair value of forward commitments	11	296	—

*Represents at risk mortgage pipeline generally sold servicing retained to the agencies.

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

The Company’s capital adequacy ratios are reflected below:

	June 30,	December 31,	June 30,
	2014	2013	2013
South State Corporation:
Tier 1 risk-based capital	12.94%	13.58%	13.61%
Total risk-based capital	13.80%	14.47%	14.87%
Tier 1 leverage	8.93%	9.30%	9.22%

South State Bank:
Tier 1 risk-based capital	12.74%	13.37%	13.28%
Total risk-based capital	13.60%	14.26%	14.54%
Tier 1 leverage	8.81%	9.16%	9.00%

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $317.4 million, $317.4 million, and $103.3 million for June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013

Gross carrying amount	$75,354	$77,896	$37,121
Accumulated amortization	(21,983)	(17,988)	(13,962)
	$53,371	$59,908	$23,159

Note 18—Goodwill and Other Intangible Assets (Continued)

Amortization expense totaled $4.2 million and $2.1 million for the six months ended June 30, 2014, and 2013, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarters ending:
September 30, 2014	2,080
December 31, 2014	2,052
March 31, 2015	2,016
June 30, 2015	1,963
September 30, 2015	1,962
Thereafter	43,298
$53,371

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.2 billion and $2.1 billion at June 30, 2014 and December 31, 2013, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and six months ended June 30, 2014 was $1.4 million and $2.7 million, respectively.  Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At June 30, 2014 and December 31, 2013, mortgage servicing rights (“MSRs”) were $21.0 million and $20.7 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2014 was a loss of $483,000 and $692,000, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge for the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2014
Increase (decrease) in fair value of MSRs	$(483)	$(692)
Decay of MSRs	(621)	(1,076)
Gains (losses) related to derivatives	1,140	1,935
Net effect on consolidated statements of income	$36	$167

The following table is an analysis of the activity in the MSRs for the six months ended June 30, 2014.

Six Months Ended
(Dollars in thousands)	June 30, 2014
Balance at beginning of the period	$20,729
Additions:
Servicing assets that resulted from transfers of financial assets	2,054
Increase in fair value due to change in valuation inputs or assumptions	(692)
Decay in fair value:
Due to increases in principal paydowns or runoff	(1,076)
Carrying value at end of period	$21,015

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

The characteristics and sensitivity analysis of the MSR are included in the following table as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.1%	99.0%
Adjustable-rate mortgage loans	0.9%	1.0%
Total	100.0%	100.0%

Weighted average life	6.01	6.91 years
Constant Prepayment rate (CPR)	12.1%	10.2%
Weighted average discount rate	9.4%	10.1%
Effect on fair value due to change in interest rates
25 basis point increase	$1,311	$1,059
50 basis point increase	2,499	1,964
25 basis point decrease	(1,470)	(1,248)
50 basis point decrease	(2,736)	(2,255)

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

Custodial escrow balances maintained in connection with the loan servicing were $15.6 million at June 30, 2014.

Mandatory cash forwards and whole loan sales were $154.6 million and $270.3 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, $128.2 million and $216.0 million, or 82.9% and 80.0%, respectively, were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $56.4 million, $30.6 million, and $48.0 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

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

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned limited service broker dealer.  The Company does not engage in any significant operations other than the ownership of our banking subsidiary.

At June 30, 2014, we had approximately $8.0 billion in assets and 2,095 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013 and June 30, 2013.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Preferred Stock Redemption

On March 28, 2014, the Company redeemed all 65,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The shares had a liquidation preference of $1,000 per share, and dividends were accruing at 9% per annum.

Name Change and System Conversion

Effective June 30, 2014, the Company changed its name from First Financial Holdings, Inc. to South State Corporation.  On June 30, 2014, the Bank also changed its name to South State Bank from SCBT and from the following divisions: NCBT, Community Bank & Trust (“CBT”), and The Savannah Bank.  The name of First Federal Bank, a division of the Bank, was changed in July 2014 in conjunction with the systems conversion and integration.  The Bank now operates all of its branches under the name “South State Bank.”

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

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of June 30, 2014, December 31, 2013 and June 30, 2013, the balance of goodwill was $317.4 million, $317.4 million, and $103.3 million, respectively.  The increase from the balance at June 30, 2013 was the result of the FFHI merger, which added $214.1 million in additional goodwill.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment.  The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.   Management has determined that the Company has two reporting units.

Our stock price has historically traded above its book value.  As of June 30, 2014, book value was $39.50 per share.  The lowest trading price during the first six months of 2014, as reported by the NASDAQ Global Select Market, was $54.03 per share, and the stock price closed on June 30, 2014 at $61.00 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2014, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, client list intangibles, and noncompetition (“noncompete”) intangibles consist of costs that resulted from the acquisition of other banks from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of June 30, 2014, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the anticipated outlook for changes in the general level of interest rates, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the length of time and the extent to which the fair value has been less than cost.  For further discussion of the Company’s evaluation of securities for other-than-temporary impairment, see Note 5 to the unaudited condensed consolidated financial statements.

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

Results of Operations

We reported consolidated net income available to common shareholders of $17.9 million, or diluted earnings per share (“EPS”) of $0.74, for the second quarter of 2014 as compared to consolidated net income available to common shareholders of $12.5 million, or diluted EPS of $0.74, in the comparable period of 2013.  The $5.4 million increase in consolidated net income available to common shareholders was the net result of the following items:

•                  Improved net interest income of $25.7 million due primarily to acquisition of FFHI and the increase in average earning assets of $2.4 billion which increased interest income by $27.3 million.  Average interest-bearing liabilities increased $1.8 billion, and the related interest expense increased $1.6 million with a rate of 0.29%, three basis points higher than a year ago;

•                  An increase in the provision for loan losses by $2.0 million over the comparable quarter;

•                  An increase in noninterest income totaling $15.9 million, due in large part to the acquisition of FFHI;

•                  An increase in most categories of noninterest expense totaling $31.0 million due to the acquisition of FFHI.  The larger increases were $16.5 million in salaries and benefits, $5.7 million in merger expenses, $2.5 million in net occupancy, $1.1 million in amortization of intangibles, $1.3 million in information services expense, and $2.0 million in other expense; and

•                  An increase in the provision for income taxes of $3.2 million due to higher pre-tax income.

•                  Diluted EPS was $0.74 and the same for the comparable period in 2013, due to the issuance of approximately 7.2 million shares in the acquisition of FFHI in July 2013, even though net income increased by $5.4 million.

Our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2013.  Non-acquired nonperforming assets declined from $49.6 million at March 31, 2014 to $44.3 million at June 30, 2014.  Compared to the balance of nonperforming assets at June 30, 2013, nonperforming assets decreased $24.4 million due to a reduction in nonperforming loans of $17.4 million and a reduction in non-acquired OREO of $6.9 million.  Our non-acquired OREO decreased by $3.2 million since March 31, 2014 to $9.0 million at June 30, 2014.  During the second quarter of 2014, classified assets declined by $12.8 million from March 31, 2014 to $78.7 million at June 30, 2014.  Since June 30, 2013 classified assets have declined by $44.9 million.  Annualized net charge-offs for the second quarter of 2014 were 0.17%, down from the second quarter of 2013 of 0.40% and up from the first quarter of 2014 of 0.05%.

The allowance for loan losses decreased to 1.12% of total non-acquired loans at June 30, 2014, down from 1.16% at March 31, 2014 and 1.45% at June 30, 2013.  The allowance provides 1.00 times coverage of nonperforming loans at June 30, 2014, higher than 0.93 times at March 31, 2014, and 0.73 times at June 30, 2013.

The Company performs ongoing assessments of the estimated cash flows of its acquired loan portfolios.  In general, increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing for those assets that are covered.  When a provision for loan losses (impairments) has been recognized in earlier periods, subsequent improvement in cash flows will result in reversals of those impairments.

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the second quarter of 2014 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in loan accretion income of $4.3 million from the first quarter of 2014; and compared to the second quarter of 2013, there was a large increase in loan accretion income of $22.3 million primarily from the FFHI merger; and

•                  The negative accretion of the indemnification asset also decreased by approximately $1.3 million compared to the first quarter of 2014, and by $1.5 million compared to the second quarter of 2013.  This was primarily the result of the decline in the difference between the net carrying value of the FDIC indemnification asset and projected cash flows of the indemnification asset.

As of June 30, 2014, the Company had not made any changes to the estimated cash flow assumptions or expected losses for the acquired loans from the merger with FFHI.

Compared to the balance at March 31, 2014, our non-acquired loan portfolio has increased $194.7 million, or 26.1% annualized, to $3.2 billion, driven by increases in most categories.  Consumer real estate lending increased by $49.4 million, or 23.0% annualized; consumer non real estate lending by $23.3 million, or 63.0% annualized; commercial owner occupied loans by $3.3 million, or 1.6% annualized; construction and land development by $52.3 million or 65.5% annualized; and commercial and industrial by $19.6 million, or 23.6% annualized.  The acquired loan portfolio decreased by $131.0 million, in the second quarter of 2014, due to continued payoffs, charge-offs, and transfers to OREO.  Since June 30, 2013, the non-acquired loan portfolio has grown by $509.0 million, or 19.1%, in most categories.  Consumer real estate loans have led the way and increased by $196.7 million, or 27.7%, in the past year.

Non-taxable equivalent net interest income for the quarter increased $25.7 million or 46.5% compared to the second quarter of 2013.  Non-taxable equivalent net interest margin decreased by 23 basis points to 4.70% from the second quarter of 2013 of 4.93% due to the decrease in yield on acquired and non-acquired loans.  Compared to the first quarter of 2014, net interest margin (taxable equivalent) decreased by 24 basis points.  Interest earning assets yield decreased by 26 basis points primarily from the decrease in the yield of the acquired and non-acquired loan portfolios.  The rate on interest bearing liabilities decreased by 1 basis point compared to the first quarter of 2014 from a 3 basis point decrease in the rates on certificate of deposit balances.

Our quarterly efficiency ratio decreased to 71.5% compared to 73.8% in the first quarter of 2014, and increased from 69.5% in the second quarter of 2013.  The decrease in the efficiency ratio compared to the first quarter of 2014 was the result of a $1.5 million reduction in noninterest expense primarily from decreases in OREO and loan related expense.  The increase in the efficiency ratio over the second quarter of 2013 was the result of a 69.1% increase in noninterest expense, a 187.6% increase in noninterest income, and a 46.5% increase in net interest income compared to the second quarter of 2013.  Compared to the second quarter of 2013 noninterest expense was up $31.0 million with a $5.7 million increase in merger expenses, $16.5 million increase in salaries and employee benefits, $2.5 million in net occupancy expense, and $1.5 million in other noninterest expense.  Excluding OREO and merger and branding related expenses, the efficiency ratio was 63.6% for the second quarter of 2014, compared to 64.1% for the first quarter of 2014 and 63.8% for the second quarter of 2013.

Diluted EPS and basic EPS were both flat from the comparable period in 2013 at $0.74 and $0.75, respectively, for the second quarter of 2014.  This was the result of a 43% increase in net income available to common shareholders, along with a 42% increase in weighted average basic and diluted common shares from 7.2 million shares being issued in the FFHI merger.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Return on average assets (annualized)	0.91%	0.99%	0.88%	0.92%
Return on average common equity (annualized)	7.63%	9.72%	7.27%	9.09%
Return on average equity (annualized)	7.63%	9.72%	7.26%	9.09%
Return on average tangible common equity (annualized)*	13.62%	13.48%	13.12%	12.71%
Return on average tangible equity (annualized)*	13.62%	13.48%	12.80%	12.71%
Dividend payout ratio **	26.89%	24.46%	27.84%	26.43%
Equity to assets ratio	11.92%	10.24%	11.92%	10.24%
Average shareholders’ common equity (in thousands)	$942,935	$517,141	$937,479	$514,282
Average shareholders’ equity (in thousands)	$942,935	$517,141	$968,363	$514,282

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the six months ended June 30, 2014, return on average tangible equity increased compared to the same period in 2013.  The increase was driven by the 53.1% increase in net income excluding amortization of intangibles while average total assets increased 56.1%.  The increase in average total assets reflects the additions from the FFHI acquisition.  Return on average assets decreased to 0.88% compared to the six months ended June 30, 2013 due to the growth in average assets surpassing the growth in net income.

•                  Dividend payout ratio increased to 27.8% for the six months ended June 30, 2014 compared with 26.4% for the six months ended June 30, 2013.  The increase from the comparable period in 2013 primarily reflects the higher dividend paid at $0.39 per share in 2014 vs. $0.36 per share in 2013 and the additional dividends paid on shares issued as a result of the FFHI acquisition.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 11.9% at June 30, 2014 compared with 10.2% at June 30, 2013.  The increase in the equity to assets ratio reflects a 58.5% increase in assets as a result of the FFHI acquisition compared to the 84.5% increase in equity as a result of the Company’s retained earnings and the issuance of $446.4 million in equity (both common and preferred) in the FFHI acquisition partially offset by the redemption of $65.0 million of preferred stock.

•                  Quarterly average shareholders’ equity increased $425.8 million, or 82.3%, from the quarter ended June 30, 2013 driven by the issuance of $446.4 million in common and preferred equity in the FFHI acquisition in the third quarter of 2013.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Return on average tangible equity (non-GAAP)	13.62%	13.48%	12.80%	12.71%
Effect to adjust for intangible assets	-5.99%	-3.76%	-5.54%	-3.62%
Return on average equity (GAAP)	7.63%	9.72%	7.26%	9.09%

Adjusted average shareholders’ equity (non-GAAP)	$568,914	$393,260	$592,729	$389,717
Average intangible assets	374,021	123,881	375,634	124,565
Average shareholders’ equity (GAAP)	$942,935	$517,141	$968,363	$514,282

Adjusted net income (non-GAAP)	$19,315	$13,217	$37,615	$24,561
Amortization of intangibles	(2,084)	(1,022)	(4,188)	(2,056)
Tax effect	715	337	1,436	676
Net income (GAAP)	$17,946	$12,532	$34,863	$23,181

Return on average common tangible equity (non-GAAP)	13.62%	13.48%	13.12%	12.71%
Effect to adjust for intangible assets	-5.99%	-3.76%	-5.85%	-3.62%
Return on average common equity (GAAP)	7.63%	9.72%	7.27%	9.09%

Adjusted average common shareholders’ equity (non-GAAP)	$568,914	$393,260	$561,845	$389,717
Average intangible assets	374,021	123,881	375,634	124,565
Average common shareholders’ equity (GAAP)	$942,935	$517,141	$937,479	$514,282

Adjusted net income available to common shareholders (non-GAAP)	$19,315	$13,217	$36,542	$24,561
Amortization of intangibles	(2,084)	(1,022)	(4,188)	(2,056)
Tax effect	715	337	1,436	676
Net income available to common shareholders (GAAP)	$17,946	$12,532	$33,790	$23,181

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 26 basis points from the second quarter of 2013, due primarily to the growth in interest earning assets from the FFHI acquisition and organic loan growth, partially offset by a three basis point increase in funding cost from 0.26% in the second quarter of 2013 to 0.29% in the second quarter of 2014.  The net interest margin decreased by 24 basis points from the first quarter of 2014 to 4.75%.  Yields on average earning assets decreased by 26 basis points from the first quarter of 2014 while the rate on average interest bearing liabilities decreased by 1 basis point.  Compared to June 30, 2013, the yield on interest earning assets decreased by 21 basis points.

The Company remained in an excess liquidity position during the second quarter of 2014, and the impact represented an estimated 21 basis points reduction in the net interest margin compared to 17 basis points from the first quarter of 2014.

Net interest income increased from the second quarter of 2013 and was driven by growth in average interest-earning assets due to the FFHI acquisition as well as organic growth.  Certificates of deposit rates increased by 4 basis points from the second quarter of 2013 with the addition of the CDs from the FFHI acquisition.  The year over year increase in interest expense totaled $1.6 million, from the addition of the FFHI acquisition of funding sources.  The cost on interest bearing liabilities increased by four basis points comparing the six months ended periods June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Non-TE net interest income	$80,974	$55,284	$164,307	$109,085
Non-TE yield on interest-earning assets	4.92%	5.13%	5.03%	5.10%
Non-TE rate on interest-bearing liabilities	0.29%	0.26%	0.30%	0.26%
Non-TE net interest margin	4.70%	4.93%	4.80%	4.90%
TE net interest margin	4.75%	5.01%	4.85%	4.97%

Non-TE net interest income increased $25.7 million, or 46.5%, in the second quarter of 2014 compared to the same period in 2013.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 53.7% to $6.9 billion in the second quarter of 2014 compared to the same period last year due largely to the acquisition of FFHI.

•                  Non-TE yield on interest-earning assets for the second quarter of 2014 decreased 21 basis points from the comparable period in 2013.  The decrease since the second quarter of 2013 was driven by a 326 basis point decrease in the yield on acquired loans and a 24 basis point decrease in the yield on non-acquired loans.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the second quarter of 2014 increased three basis points from the same period in 2013.  The increase since the second quarter of 2013 is a reflection of the addition of FFHI trust preferred securities at a fixed rate of 7% and a slightly higher rate on the certificates of deposits acquired in the FFHI acquisition.

•                  TE net interest margin decreased by 26 basis points in the second quarter of 2014, compared to the second quarter of 2013.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $2.1 billion, or 59.0%, at June 30, 2014 as compared to the same period in 2013.  Acquired covered loans increased by $38.7 million and acquired non-covered loans increased by $1.7 billion due to the FFHI acquisition partially offset by principal payments, charge offs, and foreclosures.  Non-acquired loans or legacy loans increased by $509.0 million, or 19.1%, from June 30, 2013 to June 30, 2014.  The increase was driven by loan growth in commercial owner occupied loans of $46.9 million, consumer owner occupied loans of $176.6 million, commercial non-owner occupied loans of $4.2 million, commercial and industrial loans of $58.6 million, consumer loans of $66.7 million, construction and land development loans of $86.4 million, other income producing property loans of $15.0 million, home equity loans of $20.0 million, and other loans of $34.5 million.

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2014	Total	2013	Total	2013	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$30,859	0.5%	$43,396	0.8%	$31,647	0.9%
Commercial non-owner occupied	47,017	0.8%	53,525	0.9%	42,945	1.2%
Total commercial non-owner occupied real estate	77,876	1.3%	96,921	1.7%	74,592	2.1%
Consumer real estate:
Consumer owner occupied	36,017	0.6%	38,946	0.7%	39,005	1.1%
Home equity loans	33,684	0.6%	35,884	0.6%	20,857	0.6%
Total consumer real estate	69,701	1.2%	74,830	1.3%	59,862	1.7%
Commercial owner occupied real estate	72,247	1.3%	88,722	1.6%	41,401	1.2%
Commercial and industrial	11,711	0.2%	14,475	0.3%	9,454	0.3%
Other income producing property	27,521	0.5%	31,739	0.6%	34,941	1.0%
Consumer non real estate	1,583	0.0%	1,878	0.0%	1,696	0.0%
Total acquired covered loans	260,639	4.5%	308,565	5.5%	221,946	6.3%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	86,830	1.5%	129,289	2.3%	72,453	2.0%
Commercial non-owner occupied	191,637	3.4%	226,530	4.0%	158,100	4.4%
Total commercial non-owner occupied real estate	278,467	4.9%	355,819	6.3%	230,553	6.4%
Consumer real estate:
Consumer owner occupied	912,346	16.1%	981,834	17.2%	90,258	2.5%
Home equity loans	313,318	5.5%	335,241	5.9%	70,903	2.0%
Total consumer real estate	1,225,664	21.6%	1,317,075	23.1%	161,161	4.5%
Commercial owner occupied real estate	188,490	3.3%	211,030	3.7%	124,312	3.5%
Commercial and industrial	69,953	1.2%	98,046	1.7%	61,237	1.7%
Other income producing property	154,100	2.7%	171,544	3.0%	97,747	2.7%
Consumer non real estate	326,765	5.8%	371,112	6.5%	7,748	0.2%
Total acquired non-covered loans	2,243,439	39.5%	2,524,626	44.3%	682,758	19.0%
Total acquired loans	2,504,078	44.0%	2,833,191	49.8%	904,704	25.3%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	371,751	6.5%	299,951	5.3%	285,370	8.0%
Commercial non-owner occupied	302,961	5.3%	291,170	5.1%	298,768	8.4%
Total commercial non-owner occupied real estate	674,712	11.8%	591,121	10.4%	584,138	16.4%
Consumer real estate:
Consumer owner occupied	637,071	11.2%	548,170	9.6%	460,434	12.9%
Home equity loans	271,028	4.8%	257,139	4.5%	250,988	7.0%
Total consumer real estate	908,099	16.0%	805,309	14.1%	711,422	19.9%
Commercial owner occupied real estate	849,048	15.0%	833,513	14.6%	802,125	22.5%
Commercial and industrial	353,211	6.2%	321,824	5.6%	294,580	8.3%
Other income producing property	151,928	2.7%	143,204	2.5%	136,957	3.8%
Consumer non real estate	170,982	3.0%	136,410	2.4%	104,239	2.9%
Other	66,645	1.3%	33,835	0.6%	32,134	0.9%
Total non-acquired loans	3,174,625	56.0%	2,865,216	50.2%	2,665,595	74.7%
Total loans (net of unearned income)	$5,678,703	100.0%	$5,698,407	100.0%	$3,570,299	100.0%

Note: Loan data excludes loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Our acquired loan portfolio, covered and non-covered, decreased by $329.1 million from December 31, 2013 and increased by $1.6 billion from June 30, 2013.  The percentage of non-acquired loans for each category is as follows:

•                  Non-acquired commercial non-owner occupied real estate loans represented 11.8% of total loans as of June 30, 2014, a decrease from 16.4% of total loans at the end of the same period for 2013 and an increase from 10.4% of total loans at  December 31, 2013.

•                  At June 30, 2014, non-acquired construction and land development loans represented 6.5% of our total loan portfolio, a decrease from 8.0% of our total loan portfolio at June 30, 2013.  At June 30, 2014, non-acquired construction and land development loans consisted of $153.7 million in land and lot loans and $218.1 million in construction loans, which represented 4.8% and 6.9%, respectively, of our total non-acquired loan portfolio.  At December 31, 2013, non-acquired construction and land development loans consisted of $206.5 million in land and lot loans and $93.4 million in construction loans, which represented 7.2% and 3.3%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Average total loans	$5,618,901	$3,557,129	$5,632,889	$3,565,297
Interest income on total loans	78,646	53,479	160,408	105,480
Non-TE yield	5.61%	6.03%	5.74%	5.97%

Interest earned on loans increased $25.2 million, or 47.1%, in the second quarter of 2014 compared to the second quarter of 2013.  Some key highlights for the quarter ended June 30, 2014 are outlined below:

•                  Our non-TE yield on total loans decreased 42 basis points during the second quarter of 2014 and average total loans increased 58.0%, as compared to the second quarter of 2013.  The increase in average total loans was a result of the growth in both non-acquired loans, due to organic growth, and acquired loans, due to the FFHI acquisition during 2013.  The acquired loan portfolio effective yield declined primarily due to the impact of the FFHI acquisition.  This resulted in a yield of 7.33%, compared to approximately 10.6% one year ago.

•                  Acquired covered loans had a balance of $260.6 million at the end of the second quarter of 2014 compared to $221.9 million at June 30, 2013.

•                  Acquired non-covered loans grew to a balance of $2.2 billion at the end of the second quarter of 2014 compared to $682.8 million in the comparable period of 2013 due to the loans acquired in the FFHI acquisition.

•                  Non-acquired construction and land development loans increased $86.4 million, or 30.3%, to $371.8 million from the ending balance at June 30, 2013.

•                  Non-acquired commercial non-owner occupied loans increased $4.2 million, or 1.4%, to $303.0 million from the ending balance at June 30, 2013.

•                  Non-acquired consumer real estate loans increased $196.7 million, or 27.6%, to $908.1 million from the ending balance at June 30, 2013.

•                  Non-acquired commercial owner occupied loans increased $46.9 million, or 5.9%, to $849.0 million from the ending balance at June 30, 2013.

•                  Non-acquired commercial and industrial loans increased $58.6 million, or 19.9%, to $353.2 million from the ending balance at June 30, 2013.

•                  Non-acquired consumer non-real estate loans increased $66.7 million, or 64.0%, to $171.1 million from the ending balance at June 30, 2013.

•                  Non-acquired other income producing property loans increased $15.0 million, or 10.9%, to $151.9 million from the ending balance at June 30, 2013.

The balance of mortgage loans held for sale increased $25.8 million from December 31, 2013 to $56.4 million at June 30, 2014, and $8.4 million compared to the balance of mortgage loans held for sale at June 30, 2013 of $48.0 million. In May of 2014, the Company sold the credit card loan portfolio acquired in the FFHI acquisition for $20.4 million.  No gain or loss was recorded with this transaction.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2014, investment securities totaled $816.6 million, compared to $812.6 million at December 31, 2013 and $531.6 million at June 30, 2013.  The increase in investment securities from the comparable period of 2013 was primarily the result of the acquisition of $311.8 million in FFHI investment securities partially offset by the sale of $177.5 million of FFHI securities during the third quarter of 2013.  The securities sold were replaced with $205.9 million of securities during the fourth quarter of 2013. This resulted in quarterly average and period-end balances increasing by 53.6% from June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Average investment securities	$810,909	$527,926	$806,113	$540,499
Interest income on investment securities	5,068	3,270	10,105	6,638
Non-TE yield	2.51%	2.48%	2.53%	2.48%

Interest earned on investment securities increased 55.0% in the second quarter of 2014 compared to the second quarter of 2013.  The increase resulted largely from the $283.0 million increase in average investment securities for the second quarter, which was largely the result of the addition of the securities from the FFHI acquisition, as well as an 3 basis point increase in the average yield.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2014:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2014
Government-sponsored entities debt	$142,310	$139,527	$(2,783)	$129,004	$—	$—	$13,306
State and municipal obligations	150,464	153,906	3,442	149,685	375		404
Mortgage-backed securities *	503,212	509,694	6,482	—	—	—	503,212
Corporate stocks	3,161	3,672	511	—	—	—	3,161
	$799,147	$806,799	$7,652	$278,689	$375	$—	$520,083

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

At June 30, 2014, we had 121 securities available for sale in an unrealized loss position, which totaled $5.2 million. At December 31, 2013, we had 257 securities available for sale in an unrealized loss position, which totaled $16.0 million. At June 30, 2013, we had 217 securities available for sale in an unrealized loss position, which totaled $9.0 million.

During the second quarter of 2014 as compared to the second quarter of 2013, the total number of available for sale securities with an unrealized loss position decreased by 96 securities, while the total dollar amount of the unrealized loss decreased by $3.8 million.

All securities available for sale in an unrealized loss position as of June 30, 2014 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

In April of 2014, the Company sold one security classified as held to maturity. Based on management’s assessment of the security and the deteriorating credit quality of the underlying issuer, this sale did not taint the classification of the remaining securities in the held to maturity portfolio.

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2014.  As of June 30, 2014, the investment in FHLB stock represented approximately $7.5 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Average interest-bearing liabilities	$5,335,901	$3,512,023	$5,372,473	$3,562,774
Interest expense	3,858	2,246	7,854	4,614
Average rate	0.29%	0.26%	0.30%	0.26%

The average balance of interest-bearing liabilities increased in the second quarter of 2014 compared to the second quarter of 2013 due primarily to the FFHI acquisition in July 2013. This increase in interest expense in the second quarter was largely driven by higher balances in all interest-bearing liabilities, with the exception of federal funds purchased and repurchase agreements. Rates continued to decline in most categories, with the exception of certificates of deposit, other time deposits and other borrowings.  Overall, we experienced a 3 basis point increase in the average rate on all interest-bearing liabilities.  Compared to the first quarter of 2014, the average rate on all interest-bearing liabilities declined by 1 basis point from 30 basis points.  This slight improvement came mostly from the continued decline in time deposits along with a 3 basis point decline in average rate paid.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the six months ended June 30, 2014 grew 51.0% from the same period in 2013.

•                  Interest-bearing deposits increased 57.5% to $5.0 billion at June 30, 2014 from the period end balance at June 30, 2013 of $3.1 billion. This was the result of the addition of $1.8 billion interest-bearing deposits from the FFHI acquisition, which was partially offset by a decline in interest-bearing deposits from the remaining franchise.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2014 decreased 1 basis point from the comparable period in 2013; however, due to the increase in balances from the FFHI acquisition and core deposit growth there was an increase in interest expense of $254,000 for the three months ended June 30, 2014.

•                  Average certificates of deposit and other time deposits increased 45.4%, up $442.5 million from the average balance in the second quarter of 2013.  Interest expense on certificates of deposit and other time deposits increased $500,000 as a result of the balances acquired in the FFHI acquisition.  The average rate increased four basis points to 37 basis points for the three months ended June 30, 2014 as compared to the same period in 2013.

•                  Average other borrowings increased $47.3 million comparing second quarter of 2014 to the second quarter of 2013.  The increase was the result of the FFHI acquisition with the addition of $46.0 million in trust preferred securities that is classified as debt.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.   Average noninterest-bearing deposits increased $575.9 million, or 56.7%, to $1.6 billion in the second quarter of 2014 compared to $1.0 billion at June 30, 2013.  At June 30, 2014, noninterest-bearing deposits were $1.6 billion, exceeding the balance of certificates of deposits of $1.4 billion by $173.6 million.  Excluding the noninterest-bearing deposits acquired in the FFHI acquisition, period end noninterest-bearing deposits increased $127 million, or 12.2%, from the balance at June 30, 2013.

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

Loans acquired in the CBT, Habersham, BankMeridian, Peoples, Savannah, and FFHI acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest.  Our estimates of credit losses on loans acquired in the FFHI acquisition continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of June 30, 2014.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements.  The Peoples and Savannah acquisitions were not part of any loss share agreements with the FDIC; therefore, there is no offset for any additional losses recorded in a provision for loan losses.  The FFHI acquisition included assets that are both covered and uncovered under FDIC loss share agreements.  See “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the method of accounting for acquired loans.

During the second quarter of 2014, we decreased the valuation allowance on acquired loans by $1.4 million on certain acquired loan pools due to evidence of credit improvement and expected cash flows during the quarterly review process, which resulted in a $84,000 net provision for loan losses on acquired loans (net of the impact of the FDIC loss sharing agreements).

The following tables present a summary of the changes in the ALLL for the six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014			2013
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$34,669	$11,046	$45,715	$41,669	$15,605	$57,274
Loans charged-off	(1,889)	—	(1,889)	(3,220)	—	(3,220)
Recoveries of loans previously charged off	557	—	557	576	—	576
Net charge-offs	(1,332)	—	(1,332)	(2,644)	—	(2,644)
Provision for loan losses	2,085	(1,438)	647	(400)	320	(80)
Benefit attributable to FDIC loss share agreements	—	1,522	1,522	—	259	259
Total provision for loan losses charged to operations	2,085	84	2,169	(400)	579	179
Provision for loan losses recorded through the FDIC
loss share receivable	—	(1,522)	(1,522)	—	(259)	(259)
Reductions due to loan removals	—	(449)	(449)	—	(1,464)	(1,464)
Balance at end of period	$35,422	$9,159	$44,581	$38,625	$14,461	$53,086

Total non-acquired loans:
At period end	3,174,625			2,665,595
Average	3,061,529			2,629,897
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.17%			0.40%
Allowance for loan losses as a percentage of period end non-acquired loans	1.12%			1.45%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	100.31%			73.23%

	Six Months Ended
	June 30,
	2014			2013
	Non-acquired	Acquired		Non-acquired	Acquired
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$34,331	$11,618	$45,949	$44,378	$17,218	$61,596
Loans charged-off	(3,259)	—	(3,259)	(7,827)	—	(7,827)
Recoveries of loans previously charged off	1,595	—	1,595	1,621	—	1,621
Net charge-offs	(1,664)	—	(1,664)	(6,206)	—	(6,206)
Provision for loan losses on non-acquired loans	2,755	(1,134)	1,621	453	(536)	(83)
Benefit attributable to FDIC loss share agreements	—	1,397	1,397	—	1,322	1,322
Total provision for loan losses charged to operations	2,755	263	3,018	453	786	1,239
Provision for loan losses recorded through the FDIC
loss share receivable	—	(1,397)	(1,397)	—	(1,322)	(1,322)
Reductions due to loan removals	—	(1,325)	(1,325)	—	(2,221)	(2,221)
Balance at end of period	$35,422	$9,159	$44,581	$38,625	$14,461	$53,086

Total non-acquired loans:
At period end	$3,174,625			$2,665,595
Average	2,985,772			2,603,368
As a percentage of average non-acquired loans (annualized):
Net charge-offs	0.11%			0.48%
Allowance for loan losses as a percentage of period end non-acquired loans	1.12%			1.45%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	100.31%			73.23%

The allowance for loan losses as a percent of non-acquired loans reflects a decrease due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the second quarter of 2014 compared to the same quarter in 2013 and to the first quarter of 2014.  Our overall net charge offs for the quarter  on non-acquired loans was 17 basis points annualized, or $1.3 million, compared to 40 basis points, or $2.6 million, a year ago and 5 basis points, or $332,000, in the first quarter of 2014.  The low level of net charge offs may not be sustainable given the remaining uncertainty which exists within the overall economy and markets in which we operate.  Excluding acquired assets, nonperforming loans decreased by $17.4 million during the second quarter of 2014 compared to the second quarter of 2013 and decreased by $2.1 million from the first quarter of 2014.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 73.2% at June 30, 2013 to 100.3% at June 30, 2014.

We decreased the ALLL compared to the second quarter of 2013 due primarily to the improvement in asset quality metrics during the second quarter of 2014.  Compared to the first quarter of 2014, the ALLL increased due primarily to 16% annualized loan growth experienced during the second quarter of 2014.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans and lot loans held for investment purpose where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $1.6 million compared to the balance at June 30, 2013 and increased by $744,000 from March 31, 2014.

We have adjusted our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  We currently view that the low level of net charge offs and historical loss rates may not be indicative of the losses inherent in the overall loan portfolio.  Therefore, we have adjusted our qualitative factors to account for the uncertainty which exists in the economy as a whole and within the markets in which we operate.

On a specific reserve basis, the allowance for loan losses remained flat from March 31, 2014, and decreased by approximately $1.6 million from June 30, 2013 to $1.4 million at June 30, 2014.  However, the loan balances being evaluated for specific reserves decreased from $33.8 million at March 31, 2014 to $32.7 million at June 30, 2014.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended June 30, 2014, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy.  The following table summarizes our NPAs for the past five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2014	2014	2013	2013	2013
Nonaccrual loans (1)	$26,546	$29,190	$31,333	$38,631	$40,854
Accruing loans past due 90 days or more	358	96	258	122	198
Restructured loans - nonaccrual	8,409	8,156	10,690	10,837	11,689
Total nonperforming loans	35,313	37,442	42,281	49,590	52,741
Other real estate owned (“OREO”) (2)	9,003	12,187	13,456	16,555	15,950
Other nonperforming assets (3)	—	—	—	—	—
Total nonperforming assets excluding acquired assets	44,316	49,629	55,737	66,145	68,691
Covered OREO (2)	21,999	29,003	27,520	40,543	35,142
Acquired OREO not covered under loss share	22,732	22,957	23,941	18,775	17,536
Other covered nonperforming assets (3)	811	1,032	943	718	—
Total nonperforming assets including covered assets	$89,858	$102,621	$108,141	$126,181	$121,369

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.39%	1.66%	1.94%	2.40%	2.56%
Total NPAs as a percentage of total assets (5)	0.55%	0.62%	0.70%	0.82%	1.36%
Total NPLs as a percentage of total loans (4)	1.11%	1.26%	1.48%	1.81%	1.98%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.57%	1.81%	1.88%	2.16%	3.32%
Total NPAs as a percentage of total assets	1.12%	1.28%	1.36%	1.57%	2.41%
Total NPLs as a percentage of total loans (4)	0.62%	0.67%	0.74%	0.86%	1.47%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $60.3 million, $73.9 million, $85.1 million, $97.4 million, and $77.6 million as of June 30, 2014,  March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013,  respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired loans, total nonperforming loans, including restructured loans, were $35.3 million, or 1.11% of total loans, a decrease of $17.4 million, or 33.0%, from June 30, 2013. The decrease in nonperforming loans was driven by a decrease in commercial nonaccrual loans of $17.6 million, partially offset by a slight increase in consumer nonaccrual loans of $224,000.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $2.4 million during the second quarter of 2014 from the level March 31, 2014.  This decrease was the net result of $658,000 in charge offs, $1.4 million in transfers to OREO, $2.8 million in payments, $818,000 returning to accruing loans, and $3.3 million in additional non-accrual loans.

At June 30, 2014, non-acquired OREO decreased by $3.2 million from March 31, 2014.  At June 30 2014, non-acquired OREO consisted of 60 properties with an average value of $150,000, which remained flat from March 31, 2014 when we had 85 properties in non-acquired OREO.  In the second quarter of 2014, we added 15 properties with an aggregate value of $2.5 million into non-acquired OREO, and we sold 34 properties with a basis of $5.3 million in the quarter.  We wrote down 9 OREO properties by $156,000 during the second quarter of 2014.  Our non-acquired OREO balance of $9.0 million at June 30, 2014 is comprised of 15% in the Low Country/Orangeburg region, 17% in the Coastal region (Beaufort to Myrtle Beach), 19% in the Charlotte region, 15% in the Upstate region (Greenville) and 29% primarily related to former branch locations.

Potential Problem Loans

Potential problem loans (excluding acquired loans), which are not included in nonperforming loans, amounted to approximately $6.6 million, or 0.21%, of total non-acquired loans outstanding at June 30, 2014, compared to $11.0 million, or 0.41%, of total non-acquired loans outstanding at June 30, 2013, and compared to $7.3 million, or 0.25% of total non-acquired loans outstanding at December 31, 2013.  Potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Service charges on deposit accounts	$9,144	$5,736	$18,132	$11,497
Bankcard services income	7,741	4,245	14,865	8,138
Mortgage banking income	4,683	1,922	7,974	5,277
Trust and investment services income	4,812	2,438	9,355	4,752
Securities gains	88	—	88	—
Accretion on FDIC indemnification asset	(5,815)	(7,310)	(12,893)	(14,481)
Other	3,746	1,454	7,557	2,825
Total noninterest income	$24,399	$8,485	$45,078	$18,008

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased by $14.4 million, or 91.3%, in the second quarter of 2014 as compared to the same period in 2013.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Bankcard services income increased 82.4%, or $3.5 million.  Debit card income increased 16.8%, or $575,000, due to organic growth as well as an increased customer base resulting from the FFHI acquisition.

•                  Trust and investment services income increased 97.4%, or $2.4 million, driven primarily by the addition of investment services income generated by the FFHI acquisition.

•                  Other noninterest income increased $2.3 million, or 157.6%, driven by a $1.7 million increase in recoveries on acquired loans.

•                  Mortgage banking income increased $2.8 million, or 143.7%, driven by activity acquired through the FFHI acquisition.

•                  Negative accretion on the FDIC indemnification asset decreased $1.5 million, or 20.5%, resulting from more expected cash flows from the FDIC compared to the remaining carrying value of the FDIC indemnification asset.

•      Service charges on deposit accounts increased 59.4% driven by the FFHI acquisition and the increase in our customer base.

Excluding the negative accretion on the FDIC indemnification asset, noninterest income increased $25.5 million or 78.4% during the six months ended June 30, 2014 as compared to the same period in 2013.  The increase in total noninterest income primarily resulted from the following:

•      Service charges on deposit accounts increased 57.7% driven by the FFHI acquisition and the increase in our customer base.

•                  Mortgage banking income increased 51.1%, driven largely by the FFHI acquisition.

•                  Bankcard services income increased $6.7 million, or 82.7%, driven by the FFHI acquisition and the increase in our customer base.

•                  Trust and investment services income increased $4.6 million, or 96.9%, driven primarily by the addition of investment services income generated by the FFHI acquisition.

•                  Negative accretion on the FDIC indemnification asset decreased $1.6 million, resulting from increases in expected cash flows from the FDIC compared to the remaining carrying value of the FDIC indemnification asset.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2014	2013	2014	2013

Salaries and employee benefits	$40,276	$23,746	$79,369	$46,998
Merger and branding related expense	6,510	860	12,495	2,823
Net occupancy expense	5,731	3,272	11,321	6,617
Information services expense	4,313	2,992	8,535	6,184
Furniture and equipment expense	3,264	2,266	7,018	4,783
OREO expense and loan related	1,875	2,820	6,144	5,922
Bankcard expense	2,187	1,236	4,486	2,400
Amortization of intangibles	2,084	1,022	4,188	2,056
FDIC assessment and other regulatory charges	1,267	1,096	2,843	2,320
Professional fees	1,190	760	2,460	1,451
Business development and staff related	1,756	1,276	3,323	2,504
Advertising and marketing	1,054	648	2,188	1,490
Other	4,382	2,891	8,942	5,778
Total noninterest expense	$75,889	$44,885	$153,312	$91,326

Noninterest expense increased $31.0 million, or 69.1%, in the second quarter of 2014 as compared to the same period in 2013.  The quarterly increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $16.5 million, or 69.6%, driven by the addition of staff from the FFHI acquisition, along with increases in both incentive and merit pay for employees.

•                  Net occupancy expense increased $2.5 million, or 75.2%, driven by the FFHI acquisition.

•                  Amortization of intangibles increased by $1.1 million, or 103.9%, due to the amortizing intangibles added from the FFHI acquisition.  This expense is expected to be approximately $2.0 million for the next five quarters.

•                  Merger and branding related expenses increased by $5.7 million due to FFHI merger costs and the name changes to South State Bank and South State Corporation.

•                  All other categories of noninterest expense increased primarily as a result of the acquisition of FFHI.

Noninterest expense increased $62.0 million, or 67.9%, for the six months ended June 30, 2014 as compared to the same period in 2013.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $32.4 million, or 68.9%, driven by the addition of staff from the FFHI acquisition and increases in both incentive and merit pay for employees.

•                  Net occupancy expense increased $4.7 million, or 71.1%, driven largely by the FFHI acquisition.

•                  Amortization of intangibles increased by $2.1, or 103.7%, due to the additional amortization of the core deposit, noncompete, and client list intangibles from the FFHI acquisition.

•                  OREO and loan related expense increased 3.7% driven by the FFHI acquisition.

•                  Business development and staff related expense increased $819,000, or 32.7%, due to an increase in recruitment and relocation costs, travel expenses, and training expenses as well as the FFHI acquisition.

Income Tax Expense

Our effective income tax rate increased to 34.3% for the quarter ended June 30, 2014 compared to 33.0% for the quarter ended June 30, 2013.   For the six months ended June 30, 2014, our effective income tax rate increased to 34.3% compared to 32.9% for the six months ended June 30, 2013.   The higher effective tax rate was primarily attributable to tax exempt income on municipal bonds making up a smaller percentage of pre-tax income for the three and six month periods ended June 30, 2014.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of June 30, 2014, shareholders’ equity was $953.0 million, a decrease of $28.5 million, or 2.9%, from $981.5 million at December 31, 2013, and an increase of $436.4 million, or 84.5%, from $516.6 million at June 30, 2013.  The driving factor for the decrease from year end was the redemption of $65.0 million in preferred stock.  In contrast, the increase from the comparable period of 2013 was primarily the result of the issuance of common shares in the FFHI acquisition fair valued at $381.4 million.  Our common equity-to-assets ratio increased to 11.92% at June 30, 2014 from 11.55% at the end of the fourth quarter of 2013 and increased from 10.24% at the end of the comparable period of 2013.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2014	2013	2013
South State Corporation:
Tier 1 risk-based capital	12.94%	13.58%	13.61%
Total risk-based capital	13.80%	14.47%	14.87%
Tier 1 leverage	8.93%	9.30%	9.22%

South State Bank:
Tier 1 risk-based capital	12.74%	13.37%	13.28%
Total risk-based capital	13.60%	14.26%	14.54%
Tier 1 leverage	8.81%	9.16%	9.00%

Compared to December 31, 2013, our Tier 1 risk-based capital and total risk-based capital have decreased due primarily to the decrease in capital as a result of the redemption of $65.0 million in preferred stock partially offset by a decrease in risk-weighted assets.  The growth in capital from the comparable period in 2013 was primarily a result of the issuance of $381.4 million in common equity in the FFHI acquisition.  Our Tier 1 risk-based capital and total risk-based capital have decreased from June 30, 2013 and December 31, 2013 due to capital decreasing faster than the decrease in risk-weighted assets.  The Tier 1 leverage ratio has decreased compared to December 31, 2013, due to the decrease in capital.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy loan portfolio increased by approximately $509.0 million, or approximately 19.1%, compared to the balance at June 30, 2013, and by $309.4 million, or 21.6% annualized, compared to the balance at December 31, 2013.  Our investment securities portfolio increased $285.1 million from second quarter 2013 and remained relatively flat compared to fourth quarter 2013. Total cash and cash equivalents were $589.5 million at June 30, 2014 as compared to $479.5 million at December 31, 2013 and $436.5 million at June 30, 2013.

At June 30, 2014, December 31, 2013 and June 30, 2013, the Company had $29.7 million, $34.8 million and $1.3 million, respectively, in traditional, out-of-market brokered deposits and $81.3 million, $85.3 million, and $51.2 million, respectively, of reciprocal brokered deposits.   Total deposits increased $2.4 billion, or 57.2%, from June 30, 2013, to $6.6 billion resulting primarily from the FFHI merger. Excluding deposits acquired in the FFHI merger, total deposits increased $84.4 million, or 2.0%.  Other borrowings increased by $46.7 million, or 85.8%, from June 30, 2013 due to the addition of First Financial Capital Trust I through the FFHI merger.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2014, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2014, our Bank had $254.3 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2014, our Bank had a total FHLB credit facility of $939.2 million with total outstanding letters of credit consuming $20.0 million and $139,000 in outstanding advances.  The Company had a $30.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of June 30, 2014:

				Losses	Losses
				Incurred *	Incurred **	Remaining
	FDIC	Original	Original	By FFCH	By South State	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	through	Losses	Mark ***	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	July 26, 2013	June 30, 2014	for Loans	June 30, 2014	Losses

CBT	$233,000	$340,039	$334,082	$—	$311,399	$4,316	$3,016	$318,731
Habersham	94,000	124,363	119,978	—	89,416	3,390	1,998	94,804
BankMeridian	70,827	70,190	67,780	—	30,377	3,141	2,630	36,148
Cape Fear ****	131,000	12,921	8,213	76,122	6,320	1,750	143	84,335
Plantation ****	70,178	24,273	16,176	35,190	12,722	6,972	116	55,000
Total	$599,005	$571,786	$546,229	$111,312	$450,234	$19,569	$7,903	$589,018

* For Cape Fear and Plantation, claimed or claimable loan and OREO losses excluding expenses, net of revenues, from bank failure date through July 26, 2013.

** Claimed or claimable loan and OREO losses excluding expenses, net of revenues, since bank failure date under South State ownership.

*** Represents the estimated losses on OREO at period end. These losses have been recognized to record OREO at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.

**** For Cape Fear and Plantation, the original estimated gross losses and the original estimated covered losses represent estimated losses subsequent to July 26, 2013.

Under the Habersham and BankMeridian loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate (“ILE”)) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid. During the fourth quarter of 2011, the losses and reimbursable expenses claimed under the CBT loss share agreement exceeded the $233.0 million threshold and became reimbursable at 95% rather than 80%. Under the loss sharing agreement for Cape Fear, the Bank assumes $32.4 million of losses and the FDIC reimburses the Bank for 80% of the losses greater than $32.4 million up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse the Bank for 95% of the losses.  Under the loss sharing agreement for Plantation, the Bank shares in the losses on certain commercial loans and commercial OREO in three tranches. On losses up to $55.0 million, the FDIC reimburses the Bank for 80% of all eligible losses; the Bank absorbs losses greater than $55.0 million up to $65.0 million; and the FDIC reimburses the Bank for 60% of all eligible losses in excess of $65.0 million.

Effective June 30, 2014, the Commercial Shared-Loss Agreement with the FDIC for Cape Fear expired and losses on assets covered under this agreement are no longer claimable after filing the second quarter of 2014 commercial loss share certificate.  The Commercial Shared-Loss Agreement for CBT will expire March 31, 2015 and losses on assets covered under this agreement will no longer be claimable after this date.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2014, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $180.4 million at June 30, 2014. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at June 30, 2014, including $259.4 million of loans to lessors of residential buildings, $338.8 million of loans to lessors of nonresidential buildings (except mini-warehouses), $200.7 million of loans to religious organizations, and $250.7 million of loans to offices of physicians, dentists and other health practitioners.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2014 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business, except for those described below.

Rational Lawsuit.  On October 11, 2012, a purported shareholder of Savannah filed a lawsuit in the Supreme Court of the State of New York captioned Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012 (the “Rational Lawsuit”), naming Savannah, members of Savannah’s board of directors and South State as defendants. This lawsuit is purportedly brought on behalf of a putative class of Savannah’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The Rational Lawsuit alleges that Savannah, Savannah’s directors and South State breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the proposed merger between Savannah and South State. Among other relief, the Complaint seeks to enjoin the merger. The Company believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of South State.

On November 23, 2012, South State, Savannah and the other named defendants entered into a memorandum of understanding (the “Rational MOU”) with the Plaintiff regarding a settlement of the Rational Lawsuit. Pursuant to the Rational MOU, Savannah made available additional information concerning the Savannah merger to Savannah shareholders in a Current Report on Form 8-K.

On March 20, 2014, the parties entered into and filed with the court a stipulation of settlement.  The stipulation of settlement is subject to customary conditions, including court approval following notice to Savannah’s shareholders.  On May 29, 2014, the court issued an Order for Notice and Scheduling of Hearing of Settlement, which preliminarily approved the stipulation of settlement, directed that notice of the settlement be given to the former Savannah shareholders, and scheduled a hearing to consider final approval of the settlement for August 4, 2014.  On June 10, 2014, notice of the settlement was mailed to the former Savannah shareholders.  If the settlement is finally approved by the Court, the settlement will resolve and release all claims in the action that were or could have been brought challenging any aspect of the Savannah merger, the Savannah merger agreement, and any disclosure made in connection therewith, and that the action will be dismissed with prejudice. There can be no assurance that the court will approve the settlement. In the event the court fails to approve it, the proposed settlement as contemplated by the stipulation may be terminated.

FFHI Litigation. On March 5, 2013, a purported shareholder of First Financial filed a lawsuit in the Court of Chancery of the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., No. 8386-VCN.  On March 25, 2013, another purported shareholder of FFHI filed a lawsuit in the same court captioned Emmy Moore v. R. Wayne Hall et al., No. 8434-VCN. Each complaint named FFHI, members of FFHI’s board of directors and South State as defendants.  The complaints were purportedly brought on behalf of a putative class of FFHI’s common shareholders and sought a declaration that the lawsuits are properly maintainable as a class action with the named plaintiffs as the proper class representatives. Each complaint alleged that FFHI’s board of directors breached their fiduciary duties to FFHI shareholders by attempting to sell FFHI to South State by means of an unfair process and for an unfair price and that South State aided and abetted these alleged breaches of fiduciary duty. Among other relief, each complaint sought declaratory and injunctive relief to prevent the proposed merger between FFHI and South State. On April 18, 2013, the Court of Chancery issued an order consolidating the two lawsuits into one action captioned In re First Financial Holdings, Inc. Shareholder Litigation, No. 8386-VCN, and requiring the plaintiffs to file a single consolidated amended complaint as soon as practicable. On May 7, 2013, the plaintiffs filed a consolidated amended complaint, which generally alleges that FFHI’s board of directors breached their fiduciary duties to FFHI shareholders by attempting to sell FFHI to South State by means of an unfair process and for an unfair price and by failing to disclose certain material information about the proposed merger.

On July 16, 2013, South State, FFHI and the director defendants entered into a memorandum of understanding (the “FFHI MOU”) with plaintiffs regarding the settlement of the action, subject to the approval of the court.  Pursuant to the terms of the FFHI MOU, South State and FFHI agreed to make available additional information to FFHI shareholders regarding the FFHI merger.  In return, the plaintiffs agreed to the dismissal of the lawsuit with prejudice and not to seek any interim relief in favor of the alleged class of FFHI stockholders. On October 30, 2013, the parties entered into and filed with the Delaware court a stipulation of settlement.  On January 24, 2014, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

On May 3, 2013, a purported shareholder of South State filed a lawsuit in the Supreme Court of the State of New York in the County of New York captioned Rational Strategies Fund v. Robert R. Hill Jr. et al., No. 651625/2013, naming South State and members of its board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of South State’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the Plaintiff as the proper class representative. The lawsuit alleges that South State and members of its board of directors breached duties by failing to disclose certain material information about the proposed merger between FFHI and South State. Among other relief, the Complaint seeks to enjoin the merger.

On July 18, 2013, the court granted a temporary injunction enjoining South State from certifying the vote of its shareholders at its special meeting on July 24, 2013 to consider and vote upon the FFHI merger, pending a hearing scheduled for the same date on the defendants’ motion to vacate that temporary injunction. On July 19, 2013, South State entered into a memorandum of understanding (the “Rational/FFHI MOU”) with plaintiff regarding the settlement of the action.  Pursuant to the Rational/FFHI MOU, South State agreed to make available additional information to South State shareholders regarding the FFHI merger, and the plaintiff agreed to jointly request with South State that the temporary injunction be lifted so that the results of the special meeting could be certified without any delay or impediment. Under the terms of the Rational/FFHI MOU, South State, the South State director defendants and the plaintiff have agreed to settle the lawsuit and release the defendants from all claims made by the plaintiff relating to the FFHI merger.

On February 20, 2014, the parties entered into a stipulation of settlement that was later filed with the court.  On June 3, 2014, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)           Not applicable

(c)           Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2014:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	—		$—	—	147,872
May 1 - May 31	(706	)*	59.72	—	147,872
June 1 - June 30	—		—	—	147,872

Total	(706)			—	147,872

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

SOUTH STATE CORPORATION
(Registrant)

Date: August 8, 2014	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: August 8, 2014	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.